Form 10-Q
period 1996-03-31
NGC CORP
filed 1996-05-15
CIK 879215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to

                         Commission file number: 1-11156

                                 NGC CORPORATION
             (Exact name of registrant as specified in its charter)

    AND EACH OF THE SUBSIDIARY GUARANTORS OF $250 MILLION OF DEBT SECURITIES

           DELAWARE                                              75-2386657
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             13430 NORTHWEST FREEWAY
                              HOUSTON, TEXAS 77040
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 110,972,191 shares outstanding as of May 13, 1996.

                                 NGC CORPORATION
                                TABLE OF CONTENTS

                                                                         PAGE
PART I.  FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets:
       March 31, 1996 and December 31, 1995 .........................      3
Condensed Consolidated Statements of Operations:
       For the three months ended March 31, 1996, and 1995 ..........      4
Condensed Consolidated Statements of Cash Flows:
       For the three months ended March 31, 1996 and 1995 ...........      5
Notes to Condensed Consolidated Financial Statements ................      6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .........................      9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...........................................     17

Item 2. Not Applicable ..............................................     --

Item 3. Not Applicable ..............................................     --

Item 4. Not Applicable ..............................................     --

Item 5. Not Applicable ..............................................     --

Item 6. Exhibits and Reports on Form 8-K ............................     17

                                NGC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             MARCH 31,       DECEMBER 31,
                                                                               1996             1995
                                                                            -----------      -----------
                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............................................     $    57,745      $    16,266
Accounts receivable, net ..............................................         611,077          562,278
Accounts receivable, affiliates .......................................           1,584            1,624
Inventories ...........................................................          61,952           74,263
Assets from risk management activities ................................          77,075           88,093
Prepayments and other assets ..........................................          10,088           20,415
                                                                            -----------      -----------
                                                                                819,521          762,939
                                                                            -----------      -----------
PROPERTY, PLANT AND EQUIPMENT .........................................       1,023,286        1,013,354
Less: accumulated depreciation ........................................         (78,089)         (64,843)
                                                                            -----------      -----------
                                                                                945,197          948,511
                                                                            -----------      -----------
OTHER ASSETS:
Investments in unconsolidated affiliates ..............................          64,773           62,370
Assets from risk management activities ................................          20,209           26,380
Other assets ..........................................................          84,474           75,052
                                                                            -----------      -----------
                                                                            $ 1,934,174      $ 1,875,252
                                                                            ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ......................................................     $   607,450      $   543,108
Accounts payable, affiliates ..........................................           2,555           22,547
Accrued liabilities ...................................................          60,405           58,736
Liabilities from risk management activities ...........................          63,977           81,283
                                                                            -----------      -----------
                                                                                734,387          705,674

LONG-TERM DEBT ........................................................         503,747          522,764

OTHER LIABILITIES:
Liabilities from risk management activities ...........................          16,106           22,570
Deferred income taxes .................................................          59,520           43,227
Other long-term liabilities ...........................................          36,395           28,637
                                                                            -----------      -----------
                                                                              1,350,155        1,322,872
                                                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 50,000,000 shares authorized .........            --               --
Common stock, $.01 par value, 300,000,000 shares authorized;
        110,725,647 shares issued and outstanding at March 31, 1996;
        110,493,411 shares issued and 105,031,874 shares outstanding at
        December 31, 1995 .............................................           1,107            1,105
Additional paid-in capital ............................................         518,034          515,785
Retained earnings .....................................................          64,878           35,490
                                                                            -----------      -----------
                                                                                584,019          552,380
                                                                            -----------      -----------
                                                                             $1,934,174       $1,875,252
                                                                             ==========       ==========

See notes to condensed consolidated financial statements.

                                NGC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                    THREE MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                         1996            1995
                                                     -----------      ---------
Revenues .......................................     $ 1,647,123      $ 802,944
Cost of sales ..................................       1,557,041        771,458
                                                     -----------      ---------
Operating margin ...............................          90,082         31,486

Depreciation and amortization ..................          14,170          5,626
General and administrative expenses ............          22,276         14,471
                                                     -----------      ---------
Operating income ...............................          53,636         11,389

Equity in earnings of unconsolidated
  affiliates ...................................           4,510          4,858
Other income ...................................           1,621            598
Interest expense ...............................         (10,653)        (3,732)
Other expenses .................................          (2,493)        (1,366)
                                                     -----------      ---------
Income before income taxes .....................          46,621         11,747
Income tax provision ...........................          16,293        (43,527)
                                                     -----------      ---------

NET INCOME .....................................     $    30,328      $  55,274
                                                     ===========      =========
NET INCOME PER SHARE:                                                 PRO FORMA

Income before income taxes .....................     $    46,621      $  11,747
Income tax provision ...........................          16,293          4,346
                                                     -----------      ---------
Net income .....................................     $    30,328      $   7,401
                                                     ===========      =========
Net income per common and
      common equivalent share ..................     $      0.26      $    0.07
                                                     ===========      =========
Weighted average number of common
      and common equivalent shares outstanding .         118,923        104,546
                                                     ===========      =========

See notes to condensed consolidated financial statements.

                                NGC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------
                                                                                      1996           1995
                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................     $  30,328      $  55,274
Items not affecting cash flows from operating activities:
        Depreciation and amortization ........................................        14,170          5,626
        Equity in earnings of affiliates, net of cash distributions ..........        (4,510)        (4,858)
        Risk management activities ...........................................        (6,581)          (441)
        Deferred income taxes ................................................        16,406        (43,527)
        Amortization of bond premium .........................................        (1,017)          (200)
Changes in assets and liabilities resulting from operating activities:
        Accounts receivable ..................................................       (33,192)        83,963
        Inventories ..........................................................        16,921          5,432
        Prepayments and other assets .........................................        11,905         (3,267)
        Accounts payable .....................................................        29,378        (77,648)
        Accrued liabilities ..................................................        (4,109)         2,629
Other, net ...................................................................           368          4,177
                                                                                   ---------      ---------
Net cash provided by operating activities ....................................        70,067         27,160
                                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures .........................................................       (13,788)        (4,285)
Acquisition of Trident NGL Holding, Inc., net of cash acquired ...............          --         (165,267)
Investment in unconsolidated affiliates, net .................................         4,040           --
                                                                                   ---------      ---------
Net cash used in investing activities ........................................        (9,748)      (169,552)
                                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from long-term borrowings ...................................       369,000        309,000
        Repayments of long-term borrowings ...................................      (387,000)      (288,250)
        Proceeds from sale of capital stock, options and warrants ............            29           --
Capital contributions ........................................................          --          135,000
Dividends and other distributions ............................................          (869)        (5,582)
                                                                                   ---------      ---------
Net cash provided by (used in) financing activities ..........................       (18,840)       150,168
                                                                                   ---------      ---------
Net change in cash and cash equivalents ......................................        41,479          7,776

Cash and cash equivalents, beginning of period ...............................        16,266         15,219
                                                                                   ---------      ---------

Cash and cash equivalents, end of period .....................................     $  57,745      $  22,995
                                                                                   =========      =========

See notes to condensed consolidated financial statements.

                                  Page 5 of 18
                                 NGC CORPORATION


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the Interim Periods Ended March 31, 1996 and 1995
                                   (unaudited)

NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC.

The financial statements include all material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.


NOTE 2 -- ACQUISITION OF GAS MARKETING AND MIDSTREAM ASSETS

NGC Corporation ("NGC" or the "Company") and Chevron Corporation ("Chevron") announced on January 22, 1996, a proposed merger that would create a new company comprised of all of NGC and substantially all of Chevron's gas gathering, processing and marketing operations as well as establish certain strategic alliances between the two companies. The companies anticipate that the Combination Agreement and Plan of Merger will be executed by the end of May 1996 and that closing of the transaction will occur during the third quarter. Closing of the merger is contingent on regulatory approval which is expected to be obtained in the third quarter. The combined company, which will retain the name NGC Corporation, will include all of NGC and most of two Chevron business units: the Houston-based Natural Gas Business Unit and Tulsa-based Warren Petroleum Company. For its contribution, Chevron will receive approximately 46 million shares in the new company, in a combination of common and preferred shares, and approximately $300 million in a combination of cash and debt assumption.


NOTE 3 -- BUSINESS COMBINATION WITH TRIDENT NGL HOLDING, INC. ("TRIDENT")

On March 14, 1995, Natural Gas Clearinghouse ("Clearinghouse") consummated a strategic business combination ("Combination") with Trident and the combined entities were renamed NGC Corporation ("NGC" or the "Company"). The purchase price of approximately $350 million, excluding transaction costs and liabilities assumed, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of March 1, 1995, the effective date of the Combination for accounting purposes. The Combination was accounted for under the purchase method of accounting and the results of operations of Trident are included in the accompanying financial statements effective March 1, 1995.

On March 22, 1996, the 5,461,538 contingent shares, representing shares of NGC stock to be issued to the former owners of the partners of Clearinghouse ("Clearinghouse Owners") and the former shareholders of Trident ("Trident Shareholders") in accordance with terms of the Combination, were allocated in a ratio of 17 percent to the Trident Shareholders and 83 percent to the Clearinghouse Owners.

The following table reflects certain unaudited pro forma information for the period presented as if the Combination took place at the beginning of 1995 (in thousands, except per share data):

                                                          THREE MONTHS
                                                             ENDED
                                                         MARCH 31, 1995

Pro forma revenues ..................................      $891,868
                                                           ========
Pro forma net income ................................      $  7,910
                                                           ========
Pro forma net income per share ......................      $   0.07
                                                           ========
NOTE 4 -- EARNINGS PER SHARE

Net income per share is based on the weighted average number of common stock shares outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

Pro forma income taxes reflected in the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 1995, reflect the incremental statutory federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity during that period. Pro forma net income per share is based on the weighted average number of shares of common stock outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive. The computations assume the Company was incorporated during the period presented and gives effect to the terms of the Combination.

Net income per common and common equivalent share based on reported net income of $55.3 million for the three-month period ended March 31, 1995, computed using the weighted average shares outstanding for the period was $0.53 per share. The pro forma net income per share amount of $0.07 reported in the Condensed Consolidated Statement of Operations for the three-months ended March 31, 1995, reflects adjustments to reported net income for a non-recurring deferred income tax benefit of $45.7 million recognized as a result of the Combination and the incremental pro forma statutory income tax provision on Clearinghouse's pre-combination partnership income.


NOTE 5 -- UNCONSOLIDATED AFFILIATES

At March 31, 1996, NGC's investment in unconsolidated affiliates accounted for by the equity method included a 49.9 percent aggregate partnership interest in Novagas Clearinghouse Ltd. ("NCL"), a Canadian limited partnership, a 49 percent interest in Accord Energy Limited ("Accord"), a U.K. limited company, a 38.75 percent partnership interest in Gulf Coast Fractionators ("GCF") an approximate 28 percent interest in Avoca Natural Gas Storage ("Avoca"), a 50 percent interest in Quicktrade L.L.C. and a 25 percent interest in Cayuta Natural Gas Storage. Summarized unaudited combined income statement information for these unconsolidated affiliates is presented in the table below:

                                           THREE MONTHS ENDED MARCH 31,
                                  ----------------------------------------------
                                           1996                      1995
                                  ---------------------     --------------------
                                                 EQUITY                   EQUITY
                                   TOTAL         SHARE        TOTAL       SHARE
                                  --------     --------     --------     -------
                                              ($US IN THOUSANDS)
Revenues (1) ................     $550,226      272,352      187,679      92,373
                                  ========     ========     ========     =======
Operating margin (1) ........     $ 24,487     $ 11,503     $ 21,286     $10,390
                                  ========     ========     ========     =======
Net income (1) ..............     $ 10,192      $ 4,510     $  9,909     $ 4,858
                                  ========     ========     ========     =======

(1) Includes GCF's operations from March 1, 1995 (effective date of the Combination) forward.


NOTE 6 -- COMMITMENTS AND CONTINGENCIES

On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Clearinghouse pursuant to the arbitration provisions of such Contract. On February 26, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleges that Clearinghouse is intentionally delaying the progress of the arbitration, and it requests relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse has also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the suit. Clearinghouse intends to vigorously defend the Apache suit and the arbitration. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million, and punitive damages calculated by tripling the amount of actual damages. NGC management believes, based on its review of the facts and consultation with outside counsel, that the ultimate resolution of the Apache suit will not have an adverse impact on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NGC Corporation included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

GENERAL

COMPANY PROFILE

NGC is a leading North American marketer of natural gas, natural gas liquids, crude oil and electric power and is engaged in natural gas gathering, processing and transportation through ownership and operation of natural gas processing plants, storage facilities and pipelines. Through joint ventures in both Canada and the United Kingdom, the Company has expanded geographically its vision of providing customers having multiple energy commodity needs with cost-effective products and value added services. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a 'one-stop' energy commodity and service provider.

NGC is a holding company that operates principally through two subsidiaries, Clearinghouse, a Colorado partnership, and Trident NGL, Inc., a Delaware corporation ("Trident NGL"). The Company has two primary business segments: the natural gas and electric power marketing segment ("Marketing") and the natural gas liquids, crude oil and gas transmission segment ("Liquids").

RECENT DEVELOPMENTS

NGC Corporation ("NGC" or the "Company") and Chevron Corporation ("Chevron") announced on January 22, 1996, a proposed merger that would create a new company comprised of all of NGC and substantially all of Chevron's gas gathering, processing and marketing operations as well as establish certain strategic alliances between the two companies. The companies anticipate that the Combination Agreement and Plan of Merger will be executed by the end of May 1996 and that closing of the transaction will occur during the third quarter. Closing of the merger is contingent on regulatory approval which is expected to be obtained in the third quarter. The combined company, which will retain the name NGC Corporation, will include all of NGC and most of two Chevron business units: the Houston-based Natural Gas Business Unit and Tulsa-based Warren Petroleum Company. For its contribution, Chevron will receive approximately 46 million shares in the new company, in a combination of common and preferred shares, and approximately $300 million in a combination of cash and debt assumption.

The combination of NGC and the two Chevron business units will make the combined company the leading marketer of natural gas in North America, with average daily sales in excess of 10 billion cubic feet, or an estimated 14 percent of total North American gas consumption. The proposed transaction will establish NGC as the second largest producer and largest marketer of natural gas liquids ("NGL") in North America, with production of approximately 140,000 barrels per day and sales of approximately 470,000 barrels per day.

In February 1996, NGC Liquids Marketing, Inc., a wholly-owned subsidiary of NGC, acquired 100 percent of the outstanding stock of LPG Services Group, Inc. ("LPG"), a Kansas City-based propane gas marketing and distribution company for $6.1 million. LPG's well-developed wholesale propane marketing infrastructure integrates well with NGC's established production base and reliable supply system and with the wholesale propane marketing operations obtained in the Chevron acquisition. The synergies to be obtained from the combination of these three operations will provide NGC with a strong nationwide wholesale propane distribution business.
                                  Page 9 of 18

                                NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments and subsegments for the three-month periods ended March 31, 1996 and 1995, respectively.

                                                    THREE MONTHS ENDED MARCH 31,
                                                      ----------------------
                                                         1996        1995 (1)
                                                      ----------   ---------
                                                         ($ IN MILLIONS)

Natural Gas and Electric Power Marketing Segment:
Operating margin ..................................   $     46.1   $   15.2
Natural Gas Marketing -
Average sales volume per day (Bcf/d)(2) ...........          3.9        3.7
Operations of unconsolidated foreign equity
affiliates(3)
Average gross sales volume per day (Bcf/d)(4) .....          3.6        1.5
Average net sales volume per day (Bcf/d)(5) .......          1.8        0.7
Electric Power Marketing -
Gross sales volumes (gigawatt hours) ..............      2,380.0      245.0
Average megawatts per hour ........................      1,090.0      114.0

Natural Gas Liquids, Crude Oil and Gas
Transmission
Segment:
Operating margin ..................................   $     44.0   $   16.3
Natural Gas Processing -
Operating margin ..................................   $     22.0   $    9.4
Gross gallons processed (MMGals) ..................        240.0      165.4
Net gallons processed (MMGals) ....................        184.7      120.9
Fractionation (6) -
Operating margin ..................................   $      2.1   $    2.1
Gallons received for fractionation (MMGals) .......        451.9      180.5
Liquids and Crude Oil Marketing and Other -
Operating margin ..................................   $     19.9   $    4.8
NGL Marketing - sales volumes (MMGals) ............        603.1      258.8
Crude Oil Marketing - sales volumes (MMBbls) ......        102.2       46.0

     (1) The Combination was accounted for under the purchase method of accounting and the results of operations of Trident are included in the accompanying financial statements and in these operating statistics effective March 1, 1995.

     (2) Includes 0.03 Bcf/d in intercompany gas sales for the three-month periods ended March 31, 1996 and 1995, respectively.

     (3)  Includes NCL and Accord.

     (4) Includes 0.3 Bcf/d of inter-affiliate gas sales for both the 1996 and 1995 three-month periods, respectively.

     (5) Represents NGC's aggregate equity interest in the sales volumes of its unconsolidated foreign equity affiliates.

     (6) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.

THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

For the quarter ended March 31, 1996, NGC realized net income of $30.3 million, or $0.26 per share, on total revenue of $1.6 billion compared with normalized first quarter 1995 net income of $9.5 million, or $0.09 per share, on total revenue of $802.9 million. Normalized results for 1995 are exclusive of a non-recurring income tax benefit of $45.7 million, or $0.44 per share, related to the Combination. NGC's first quarter 1995 reported net income, which included the non-recurring benefit, was $55.3 million, or $0.53 per share. Income before income taxes
                                 Page 10 of 18

totaled $46.6 million for the three-months ended March 31, 1996, a $34.9 million increase over the comparable 1995 period. Cash flows from operating activities increased to $70.1 million in the first quarter of 1996 compared with $27.2 million reported in the first quarter of 1995. Increases in both income and operating cash flow are largely a result of the extremely cold temperatures during 1996 which increased the demand for energy products allowing NGC to market record volumes of natural gas, NGLs and crude oil and to realize improved margins over the 1995 period.

Operating margin for the first quarter of 1996 totaled $90.1 million compared with $31.5 million in the corresponding 1995 period, reflecting improved margins in both the Marketing and Liquids segments. Marketing contributed $46.1 million to the consolidated margin, an improvement of $30.9 million over the first quarter 1995 margin of $15.2 million; whereas, Liquids contributed $44.0 million to the consolidated margin compared with $16.3 million in the comparable 1995 quarter. Operating income was $53.6 million in the first quarter of 1996 compared with $11.4 million for the first quarter of 1995, an increase of $42.2 million, reflecting the aforementioned increase in operating margin offset by increases in depreciation and amortization and general and administrative expenses. Increased depreciation and amortization expense in 1996 results principally from the inclusion of Trident's operations for the entire 1996 quarter as opposed to only one month in 1995 combined with increased asset capitalization resulting from other acquisitions completed during the four quarters in the period ended March 31, 1996. Higher general and administrative expenses resulted from the previously discussed incremental effect of Trident's operations, increased overhead required to support NGC's growth and higher variable compensation costs in 1996 as opposed to the comparable 1995 period.

NGC's quarterly results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $4.5 million to first quarter 1996 pre-tax income compared with $4.9 million in the 1995 period. NGC's investment in its foreign joint venture affiliates, NCL and Accord, contributed $3.5 million to equity earnings compared with $4.9 million in 1995. Combined, the foreign joint venture affiliates averaged 3.6 Bcf/d of gross gas sales during the 1996 quarter, an increase of 2.1 Bcf/d over the average gross sales volume reported in the first quarter of 1995. The significant increase in volumes sold is primarily attributed to NCL and Accord's substantial growth over the past year and NCL's acquisition of Pan-Alberta Gas Limited Partnership ("Pan-Alberta") in June 1995. The remaining $1.0 million of 1996 quarterly equity earnings result from the Company's investment in GCF, which was acquired by NGC in the Combination.

Interest expense increased $7.0 million to $10.7 million in the quarter ended March 31, 1996, compared with $3.7 million in the equivalent 1995 period. The increase is reflective of higher outstanding debt balances resulting principally from debt assumed in conjunction with the Combination, which amounts were outstanding for the entire 1996 quarter as opposed to only one-month in 1995, and borrowings for capital expenditures and investments in unconsolidated affiliates. The Company benefitted in 1996 from lower average interest rates applicable to its revolving credit facility.

The Company reported an income tax provision of $16.3 million for the three-month period ended March 31, 1996, an effective rate of 35 percent. This compares with an income tax provision of $2.2 million for the equivalent 1995 period, an effective rate of 19 percent. The 1995 amount does not include a provision for federal income tax attributed to pre-combination earnings of Clearinghouse which were predominantly taxed as partnership income. The remaining differences between the effective rates and the statutory rate of 37 percent for each of the three-month periods ended March 31, 1996 and 1995, respectively, are principally attributed to permanent differences and certain foreign equity investments.

                                 Page 11 of 18

NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin of $46.1 million for the first quarter of 1996 reflected both higher sales volumes and improved physical gas sales margins as compared with the equivalent 1995 period. The improved natural gas marketing operating results were primarily a result of the extremely cold temperatures that blanketed much of North America during the first quarter of 1996 which created high energy demand and a volatile pricing environment resulting in increased demand for premium services provided by the Company. Domestic gas volumes sold increased 0.2 Bcf/d to 3.9 Bcf/d in 1996 as compared with 3.7 Bcf/d in 1995. Marketing margins were also improved by the Company's hubbing operations which contributed $1.7 million of operating margin in the first three-months of 1996 as compared with $0.4 million in the comparable 1995 period.

NGC's electric power marketing business operates through Electric Clearinghouse, Inc. ("ECI") which began marketing electric power in January 1995. For the quarter ended March 31, 1996, ECI reported sales volumes of 2.4 million megawatt hours which compares with total 1995 annual sales of 3.5 million megawatt hours. Daily volumes increased almost tenfold, totaling 1,090 megawatts per hour, compared with the first quarter of 1995 daily volumes of 114 megawatts per hour. ECI is continuing to pursue opportunities to broaden its domestic marketing of electric power and is introducing a variety of services to this burgeoning industry.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids reported a first quarter 1996 operating margin of $44.0 million reflecting improvement in all of the segment's businesses. The earnings improvement is attributed to a number of factors including: (i) the acquisition of Trident and the synergies realized from that merger; (ii) the acquisition and efficient utilization of other assets such as the Ozark Gas Transmission System, a crude oil pipeline acquired from Kerr-McGee and the operations of LPG Services, Inc.; (iii) improved liquids processing margins; (iv) higher crude oil sales volumes and margins; (v) significantly higher NGL Marketing sales volumes partly as a result of the LPG Services, Inc. acquisition; and (vi) increased volumes received for fractionation offset by higher third-party fractionation fees resulting principally from the third quarter 1995 closure of the Lake Charles, Louisiana fractionator.


PRO FORMA THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

The pro forma information provided gives effect to the Combination as if it had occurred on January 1, 1994 and, accordingly, combines the activities of both Clearinghouse and Trident for the three-month period ended March 31, 1995. The information for the three-months ended March 31, 1996, reflects the historical operating results described previously herein. The pro forma results do not give effect to any cost savings expected as a result of the Combination. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the Combination occurred at the beginning of the periods presented nor does it purport to indicate the future results of the Company.

                                 Page 12 of 18

                                                    THREE MONTHS ENDED MARCH 31,
                                                      ----------------------
                                                         1996       1995(1)
                                                      ----------   ---------
                                                          ($ IN MILLIONS)

Natural Gas and Electric Power Marketing Segment:
Operating margin .................................... $     46.1   $   15.2
Natural Gas Marketing -
Average sales volume per day (Bcf/d) (2) ............        3.9        3.7
Operations of unconsolidated foreign equity
affiliates(3)
Average gross sales volume per day (Bcf/d)(4) .......        3.6        1.5
Average net sales volume per day (Bcf/d)(5) .........        1.8        0.7
Electric Power Marketing -
Gross sales volumes (gigawatt hours) ................    2,380.0      245.0
Average megawatts per hour ..........................    1,090.0      114.0

Natural Gas Liquids, Crude Oil and Gas Transmission
Segment:
Operating margin .................................... $     44.0   $   30.0
Natural Gas Processing -
Operating margin .................................... $     22.0   $   18.5
Gross gallons processed (MMGals) ....................      240.0      336.4
Net gallons processed (MMGals) ......................      184.7      260.0
Fractionation(6) -
Operating margin .................................... $      2.1   $    3.9
Gallons received for fractionation (MMGals) .........      451.9      485.7
Liquids and Crude Oil Marketing and Other -
Operating margin .................................... $     19.9   $    7.6
NGL Marketing - sales volumes (MMGals) ..............      603.1      495.8
Crude Oil Marketing - sales volumes (MMBbls) ........      102.2       46.0

     (1) The pro forma information assumes that Trident and NGC were combined for the three-month period ended March 31, 1995.

     (2) Includes 0.03 Bcf/d in intercompany gas sales for the quarters ended March 31, 1996 and 1995, respectively.

     (3)  Includes NCL and Accord.

     (4) Includes 0.3 Bcf/d of inter-affiliate gas sales for the three-month periods ended March 31,1996 and 1995, respectively.

     (5) Represents NGC's aggregate equity interest in the sales volumes of its unconsolidated foreign equity affiliates.

     (6) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.

Net income for the three-months ended March 31, 1996, was $30.3 million, or $0.26 per share, compared with pro forma net income of $7.9 million, or $0.07 per share, for the same period in 1995. Pro forma 1995 net income excludes the aforementioned non-recurring income tax benefit of $45.7 million and an incremental pro forma tax provision related to Clearinghouse's pre-combination earnings. Operating margin for the quarter ended March 31, 1996, increased $44.9 million over the pro forma operating margin of $45.2 million for the equivalent 1995 period. The increase in 1996's historical operating margin as compared with the pro forma 1995 operating margin reflects significantly improved Marketing operating margins resulting principally from the extremely colder temperatures in the first quarter of 1996. Liquids operating margins were $11.9 million higher in 1996 as compared with the pro forma 1995 period principally as a result of increased operating margins associated with the Company's NGL Marketing, crude oil marketing and transmission businesses. Operating income increased in 1996 as compared with the pro forma 1995 period by $37.2 million as a result of the aforementioned improved operating margins offset by higher depreciation and amortization and general and administrative expenses. After adjusting for the impact of the Combination, the higher 1996 expenses were generally attributable to the same factors which affected actual results, as described previously.
                                 Page 13 of 18

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

NGC has historically relied upon operating cash flow and borrowings under its credit facilities for its liquidity and capital resource requirements. As a result of the Company's continued positive operating results, combined with the liquidity and flexibility provided by available funds under its credit facilities, the Company believes it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures, debt service and costs associated with the Chevron transaction.

OPERATING CASH FLOW

The Company's cash flow from operating activities differs from reported net income principally as a result of adjustments for non-cash items and changes in working capital resulting from operating activities. The significant increase in operating cash flow in the first quarter of 1996 as compared with the comparable 1995 period is principally a result of improved earnings in 1996, increased cash flow in 1996 as compared with 1995 resulting from inventory reductions required to meet the market demands created by the extremely cold temperatures prevalent in 1996 and the effect the non-cash adjustments had on operating cash flow between periods. The following describes generally the impact working capital changes may have on the Company's operating cash flow from period to period.

ACCOUNTS RECEIVABLE. Generally, the level of NGC's accounts receivable is impacted primarily by sales volumes and prices. Given the impact of seasonal demand factors on the Company's sales volumes and the prices of natural gas, NGLs and crude oil, NGC's accounts receivable are typically higher in the winter months than during the balance of the year.

INVENTORIES. The Company maintains varying levels of natural gas, NGL and crude oil inventories. Due to seasonal demand factors, natural gas and NGL inventories are typically purchased during the summer months and sold during the winter months. Inventory volumes include product in pipelines, referred to as "line fill", which represents perpetual inventory volumes. Otherwise, a large part of the Company's product inventories held as of a year-end are expected to be sold during the first quarter of the following year. Inventory purchases are generally discretionary and not a prerequisite to maintaining deliveries or sales due to the availability of supplies through term contracts and spot market purchasing activities. However, periodic inventory accumulations allow the Company to capture peak deliverability opportunities and to take advantage of expected seasonal price differentials. Material and supplies inventory, used primarily at the Company's processing plants and fractionation facilities, typically turnover more slowly than product inventory volumes.

ACCOUNTS PAYABLE. The level of the Company's trade accounts payable will generally follow in tandem with the level of trade accounts receivable because purchased volumes and product prices will typically fluctuate directionally with sales volumes and prices.

OTHER WORKING CAPITAL ACCOUNTS. Other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts from period to period reflect changes in facts or changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

                                 Page 14 of 18

CAPITAL EXPENDITURES, COMMITMENTS AND DIVIDEND REQUIREMENTS

The Company's business strategy has been to grow horizontally across all sectors of the midstream energy business segment through strategic acquisitions or construction of core operating facilities in order to capture the significant synergies which management believes exist among these types of assets and NGC's natural gas and NGL marketing businesses. In the first quarter of 1996, the Company spent $13.8 million principally for the acquisition of LPG Services, Inc. and capital improvements at existing facilities and $0.6 million in additional investment in its unconsolidated affiliates. The Company received a payment of $4.6 million from Avoca representing a return of capital. During the first quarter of 1995, the Company spent $4.3 million principally for capital improvements.

In the first quarter of 1995, approximately $166.9 million, exclusive of transaction related costs, was required to consummate the tender offer related to the Combination. These funds were provided by British Gas, NOVA and Clearinghouse. Specifically, British Gas and NOVA each contributed $67.5 million to their respective subsidiaries that participated in the Combination and Clearinghouse provided $31.9 million to fund the balance. Clearinghouse funded the $31.9 million and certain other costs associated with the Combination through a combination of cash on hand and $25.0 million in borrowings under its then existing credit agreement.

NGC currently declares an annual dividend of $0.05 per common share payable in quarterly installments. During the quarter ended March 31, 1996, the Company paid $1.3 million in cash dividends and the Company's Board of Directors declared a $1.4 million dividend payable to holders of record on March 25, 1996. Such amount was paid on April 9, 1996. Prior to the Combination, Clearinghouse made distributions primarily to enable Clearinghouse's partners to pay tax liabilities incurred as a result of Clearinghouse generated income which was taken into account by the Clearinghouse Owners in computing their separate income tax liabilities. During the first quarter of 1996, the Company received $0.4 million from the Clearinghouse Owners related to tax advances made by the Company prior to the Combination in amounts in excess of actual tax liabilities. During the first quarter of 1995, NGC paid $5.6 million in dividends and distributions, principally to the Clearinghouse Owners.

REVOLVING CREDIT FACILITY

On March 14, 1995, the Company entered into the NGC Corporation Credit Agreement ("Credit Agreement"), which established a five-year $550 million revolving credit facility. The Credit Agreement provides for letters of credit (up to $150 million) and borrowings for working capital, capital expenditures and general corporate purposes of up to $550 million in the aggregate. The $550 million commitment under the revolving credit facility reduces by $22.5 million each quarter beginning in March 1998 and continuing through maturity. Generally, borrowings under the Credit Agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's debt to capitalization ratio. The margin at March 31, 1996, was 0.5 percent and the average interest rate applicable to borrowings under the Credit Agreement approximated 5.7 percent. During the first quarter of 1995, NGC entered into arrangements with financial institutions that effectively capped the base Eurodollar rate on $100 million of borrowings at rates between 8.5 percent and 9.1 percent through January 1998. The Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. At March 31, 1996, letters of credit and borrowings outstanding under the Credit Agreement aggregated $186.5 million and unused borrowing capacity under the revolving credit facility approximated $363.5 million. Certain amendments will be made to the Credit
                                 Page 15 of 18

Agreement to accommodate the Chevron transaction. In management's opinion, such amendments are of an immaterial nature.

SHELF REGISTRATION OF $250 MILLION OF SENIOR NOTES
The Company has issued $150 million of 6.75 percent Senior Notes ("Notes") pursuant to a $250 million shelf registration. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 1996. The Notes represent general unsecured obligations of the Company and are guaranteed by certain of the Company's wholly-owned subsidiaries ("Subsidiary Guarantors"). Upon issuance, the Notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of the Notes.

Separate financial statements of each Subsidiary Guarantor have not been provided herein because management has determined that such information would not be material to investors. The Company also has direct and indirect subsidiaries that are not Subsidiary Guarantors (collectively "Non-guarantor Subsidiaries"). These Non-guarantor Subsidiaries, both individually and in the aggregate, are inconsequential to NGC as of and for each of the quarterly periods contained in this document.

TRIDENT NOTES

At March 31, 1996, Trident had outstanding $105 million principal amount of 10.25% Subordinated Notes due 2003 and $65 million principal amount of 14% Senior Subordinated Notes due 2001 with interest payable semi-annually on both notes. Beginning in 1998, corresponding with the first call dates, the Company may repurchase the Subordinated Notes and Senior Subordinated Notes at 104.5 percent and 107 percent of the principal amount, respectively, with such reacquisition prices reducing as the notes mature. The indentures covering the Subordinated Notes and Senior Subordinated Notes contain covenants that, among other things, require Trident to meet certain financial tests; limit the amount of capital expenditures, dividend payments and asset sales that can be made by Trident; and restrict the ability of Trident and its subsidiaries to incur additional indebtedness, create or permit liens and engage in certain transactions. The unamortized premium balance associated with each of the Subordinated Notes and Senior Subordinated Notes represents a fair value adjustment to the aggregate principal balance of the notes recognized as part of the Combination. The unamortized premium balance of $17.9 million at March 31, 1996, is being amortized using the interest method.

Page 16 of 18
                                 NGC CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Clearinghouse pursuant to the arbitration provisions of such Contract. On February 26, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleges that Clearinghouse is intentionally delaying the progress of the arbitration, and it requests relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse has also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the suit. Clearinghouse intends to vigorously defend the Apache suit and the arbitration. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million, and punitive damages calculated by tripling the amount of actual damages. NGC management believes, based on its review of the facts and consultation with outside counsel, that the ultimate resolution of the Apache suit will not have an adverse impact on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

     EXHIBIT
     NUMBER   DESCRIPTION

     2.1 Combination Agreement and Plan of Merger, dated October 21, 1994, among Trident NGL Holding, Inc., Natural Gas Clearinghouse, British Gas General Partner Inc., British Gas Limited Partner Inc., British Gas NGC L.P., NOVA NGC, Inc., Participating Employee Partners, C.L. Watson, Inc., Stephen W. Bergstrom, Inc., Gilbert Burciaga, Inc., A.R. Cipriani, Jr., Inc., David C. Feldman, Inc., James T. Hackett, Inc.,
          H. Keith Kaelber, Inc., Kenneth E. Randolph, Inc., Donald R. Sinclair, Inc. and Jacob S. Ulrich, Inc. (1)

     3.1  Amended and Restated Certificate of Incorporation of NGC
          Corporation (2)

     3.2  Amended and Restated ByLaws of NGC Corporation (3)

          (1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Trident NGL Holding, Inc., Commission File No. 1-11156, dated October 21, 1994.

          (2) Incorporated by reference to exhibits to the Annual Report on Form 10-K of NGC Corporation for the Fiscal Year Ended December 31, 1994, Commission File No. 1-11156.

          (3) Incorporated by reference to exhibits to the Annual Report on Form 10-K of NGC Corporation for the Fiscal Year Ended December 31, 1995, Commission File No. 1-11156.

b.   Reports on Form 8-K

         Current Report on Form 8-K, Commission File No. 1-11156, dated January 21, 1996, relating to the signing of the Exclusivity Agreement with Chevron U.S.A. Inc. regarding the Combination.

                                 Page 17 of 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     NGC CORPORATION

Date:      MAY 14, 1996              By: /S/  H. KEITH KAELBER
                                              H. Keith Kaelber, Senior Vice
                                     President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)