Form 10-K/A
period 1995-12-31
NGC CORP
filed 1996-07-26
CIK 879215

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

                         COMMISSION FILE NUMBER: 1-11156
                                 NGC CORPORATION
             (Exact name of registrant as specified in its charter)

    AND EACH OF THE SUBSIDIARY GUARANTORS OF $250 MILLION OF DEBT SECURITIES

             DELAWARE                         75-2386657
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)       Identification Number)

      13430 NORTHWEST FREEWAY
            HOUSTON, TEXAS                      77040
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (713) 507-6400

Securities registered pursuant to Section 12(b) of the Act:
  Title of each class:                Name of each exchange on which registered:
  Common Stock, par value $.01        New York Stock Exchange
  per share 6.75% Debt Securities
  due 2005

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate value of Common Stock held by non-affiliates of the registrant was approximately $237,388,000 on March 28, 1996, (based on $12.25 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date). 110,722,066 shares of the registrant's Common Stock were outstanding as of March 28, 1996.

DOCUMENTS INCORPORATED BY REFERENCE. As to Part III (items 10, 11, 12 and 13), Notice and Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 1995.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

- --------------------------------------------------------------------------------

                                 NGC CORPORATION
                                    FORM 10-K

                                                                            Page
                                     PART I

ITEM 1A    Executive Officers ...............................................
ITEM 2     Properties .......................................................
ITEM 3     Legal Proceedings ................................................
ITEM 4     Submission Of Matters To A Vote Of Security Holders ..............

                                     PART II

Item 5     Market for the Registrant's Common Equity and Related
               Stockholder Matters ..........................................
Item 6     Selected Financial Data ..........................................
Item 7     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ....................................
Item 8     Financial Statements and Supplementary Data ......................
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................................

                                    PART III

Item 10    Directors and Executive Officers of the Registrant ...............
Item 11    Executive Compensation ...........................................
Item 12    Security Ownership of Certain Beneficial Owners and Management ...
Item 13    Certain Relationships and Related Transactions ...................

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .

Signatures ..................................................................



For definitions of certain terms used herein, see "Item 1. BUSINESS -- DEFINITIONS."

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

GENERAL

     NGC Corporation ("NGC" or the "Company") is a leading North American marketer of natural gas, natural gas liquids, crude oil and electric power and is engaged in natural gas gathering, processing and transportation through ownership and operation of natural gas processing plants, storage facilities and pipelines. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a "one-stop" energy commodity and service provider. Through joint ventures in both Canada and the United Kingdom, the Company has expanded geographically its vision of providing customers with multiple energy commodity needs combined with cost-effective products and value added services. For the year ended December 31, 1995, the Company reported revenues of $3.7 billion and net income of $92.7 million.

         NGC is a holding company that operates principally through two subsidiaries, Natural Gas Clearinghouse ("Clearinghouse") and Trident NGL, Inc. ("Trident"). The Company is the result of a strategic business combination ("Combination"), consummated on March 14, 1995, between Clearinghouse and Trident NGL Holding, Inc. ("Holding"), under which Holding was renamed NGC Corporation. Following the Combination, British Gas plc, a United Kingdom company ("British Gas"), and NOVA Corporation, an Alberta, Canada, company ("NOVA"), each indirectly owns approximately 35 percent of the outstanding shares of common stock of the Company. British Gas and NOVA are among the world's leading integrated natural gas service companies.

     The principal executive office of the Company is located at 13430 Northwest Freeway, Suite 1200, Houston, Texas 77040, and the telephone number of that office is (713) 507-6400. NGC and its affiliates maintain marketing offices in Boston, Massachusetts; Phoenix, Arizona; Englewood, Colorado; Rosemont, Illinois; Tulsa, Oklahoma; Portland, Oregon; Pittsburgh, Pennsylvania; Mexico City, Mexico; London, England and Calgary, Canada.

- --------------------------------------------------------------------------------

DEFINITIONS

         As used in this Form 10-K, the abbreviations listed below are defined as follows:

     BBL.                     42 U.S. gallons, the basic unit for measuring
                              crude oil and natural gas condensate.
     MBBLS.                   Volume of one thousand barrels.
     MBBLS/D.                 Volume of one thousand barrels per day.
     MMBBLS.                  Volume of one million barrels.
     MMCF/D.                  Volume of one million cubic feet per day.
     MMGALS.                  Volume of one millions gallons.
     BCF.                     Volume of one billion cubic feet.
     BCF/D.                   Volume of one billion cubic feet per day.
     BPD.                     Barrels per day.
     NGL                      Natural Gas Liquids.
     SPOT.                    The Henry Hub cash price posting for natural gas
                              per the Inside FERC publication.
     GROSS NGL PRODUCTION.    The total volume of natural gas liquids extracted
                              from a natural gas stream by a gas processing
                              plant, adjusted for the Company's ownership
                              percentage in the plant.
     NET NGL PRODUCTION.      Gross NGL Production less volume taken-in-kind.
     NYMEX                    New York Mercantile Exchange.

ACQUISITION OF GAS MARKETING AND MIDSTREAM ASSETS

         On January 22, 1996, NGC and Chevron Corporation ("Chevron") jointly announced they had entered into exclusive negotiations to merge substantially all of Chevron's gas gathering, processing and marketing operations with NGC. The combined company, which may retain the name NGC Corporation, will include all of NGC and most of two Chevron business units: the Houston-based Natural Gas Business Unit and Tulsa-based Warren Petroleum Company. As part of the proposed transaction, NGC will market virtually all of Chevron's North American natural gas production, NGLs and electricity as well as supply energy and feedstock to virtually all of Chevron's refineries, chemical plants and other North American facilities. For its contribution, Chevron will receive a total of 45.8 million shares in the new company, in a combination of common and preferred stock, and $300 million in cash and notes. Following consummation of the transaction, Chevron, British Gas and NOVA will each own approximately 25 percent of the outstanding common stock of the new company. The proposed transaction is expected to be finalized in the second quarter of 1996.

         The combination of NGC and the two Chevron business units will make the combined company the leading marketer of natural gas in North America, with average daily sales in excess of 10 billion cubic feet, or an estimated 14 percent of total North American gas consumption. The proposed transaction will also establish NGC as the second largest producer and largest marketer of NGLs in North America, with production of approximately 140,000 barrels per day and sales of approximately 470,000 barrels per day. In addition, the proposed transaction will allow NGC to expand its international operations and will provide Chevron with an enhanced stake in the developing U.S. electric power marketing industry.

BUSINESS

     The Company has two primary business segments: (i) the natural gas and electric power marketing segment and (ii) the natural gas liquids, crude oil and gas transmission segment.

 NATURAL GAS AND ELECTRIC POWER MARKETING

     The Company's natural gas marketing activities consist of contracting to purchase specific volumes of natural gas from suppliers at various points of receipt to be supplied over a specific period of time; aggregating natural gas supplies and arranging for the transportation of these gas supplies through proprietary and third-party transmission systems; negotiating the sale of specific volumes of natural gas over a specific period of time to local distribution companies, utilities, power plants and other end-users; and matching natural gas receipts and deliveries based on volumes required by customers. The Company is also a provider of electric power products and services in the United States.

     NATURAL GAS PURCHASES. The Company purchases natural gas from a variety of suppliers under contracts with varying terms and conditions intended to ensure a stable supply of natural gas. When purchasing natural gas, the Company considers price, location, liquids content and quantities available. In 1995, the Company purchased natural gas in every major producing basin in the United States and Canada from over 600 suppliers, ranging from major producers to small independent companies. In recent years, Pan-Alberta Gas Ltd. ("Pan Alberta Gas") and Apache Corporation ("Apache") were significant suppliers of natural gas to the Company. An affiliate of the Company, Novagas Clearinghouse Ltd. ("NCL"), acquired Pan Alberta Gas from NOVA in the second quarter of 1995 and effective September 30, 1995, the gas supply contract with Apache terminated. The Company believes sufficient alternative sources of natural gas are available and that the termination of the Company's contract with Apache will not adversely affect the Company's business. Further, the Company believes that the aforementioned Chevron transaction will provide the Company with a significant natural gas supply source. However, there can be no assurance that the Chevron transaction will be consummated on the terms currently contemplated, if at all.

     TRANSPORTATION. The Company arranges for transportation of the natural gas it markets from the supplier receipt point to the delivery point requested by the purchaser by utilizing its proprietary management information system to schedule and nominate pipeline transportation and monitor transportation availability. The Company generally retains title to the natural gas from the receipt point to the delivery point and obtains transportation on unaffiliated pipelines. The Company believes that its understanding of the United States' pipeline network, along with the scale and geographic reach of its gas marketing efforts, are important to the Company's success as a gas marketer. These factors, as well as its efficiency in utilizing the gas transportation network, allow the Company to provide its suppliers with multiple outlets for their natural gas and, in times of significant changes in demand or supply due to weather or other factors, to route gas to areas of the United States where it is most needed. The Company attempts to reduce transportation charges by taking advantage of its broad array of transportation agreements and by negotiating competitive discounts. The Company uses a variety of transportation arrangements to move its customers' volumes, including short-term and long-term firm and interruptible agreements with pipelines and its customers.

     NATURAL GAS SALES. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's customer base consists primarily of gas and electric utilities and industrial and commercial end-users. In 1995, sales were made to over 850 customers located throughout the United States and parts of Canada. For the year ended December 31, 1995, the Company's North American operations sold an aggregate average of approximately 5.8 Bcf per day of natural gas and during the fourth quarter of 1995 sold an aggregate 6.8 Bcf of natural gas per day.

     NATURAL GAS STORAGE, MARKETING HUBS AND MANAGEMENT INFORMATION SYSTEMS. Natural gas storage capacity plays an important role in the Company's ability to act as a full-service natural gas marketer by allowing it to manage relatively constant gas supply volumes with uneven demand levels. Through the use of its storage capabilities, the Company offers peak delivery services to satisfy winter heating and summer electric-generating demands. Storage inventories also provide performance security or "backup" service to the Company's customers. The Company at various times leases short-term and long-term firm and interruptible storage across the country.

     The Company, together with three major gas utilities, maintains three natural gas market area hubs to allow customers to manage short-term prices and help solve imbalance and transportation problems. These strategic market hubs, located where regional interstate pipelines converge, are designed to bring buyers and sellers together over a broad geographic area. Services offered by the hubs include wheeling, loaning, parking and title transfer, which complement existing natural gas supply, transportation and storage services, and contribute to a more efficient, reliable, cost-effective marketplace. Wheeling refers to the simultaneous transfer of natural gas from one pipeline to another, while loaning occurs when one party allows another party to borrow natural gas. Parking services allow a customer to store natural gas in a hub for future redelivery, while title transfer services allow a customer to assign title to natural gas that is in storage.

     The Company has developed a proprietary administrative, accounting and management information system for its natural gas marketing and transportation businesses and a complementary risk management information system. The Company believes these proprietary systems provide it with a competitive advantage in its natural gas marketing business.

     FOREIGN MARKETS. The Company has entered into a joint venture with each of its two principal stockholders, NOVA and British Gas, to provide energy marketing services in Canada, the United Kingdom and Western Europe. The Company owns an approximate 50 percent interest in NCL and a 49 percent interest in Accord Energy Limited. ("Accord") and jointly controls each of these ventures.

     NCL, formed by the Company and NOVA in 1994, is a full-service gas gathering, processing, storage and marketing company operating in Canada. By combining the Company's marketing and risk management capabilities with NOVA's established operations and technical expertise, NCL is strategically positioned to provide Canadian producers and consumers with comprehensive, value-added services. NCL supplies natural gas and provides related services to customers in the utility, industrial, commercial and other core marketing segments across Canada. As previously stated, in June 1995 NCL acquired Pan Alberta Gas which has served Canadian producers for more than 20 years as a major aggregator, transporter and marketer of natural gas. The combined operations of NCL and Pan Alberta Gas sold an average of 3.1 Bcf per day of natural gas in the fourth quarter of 1995.

     Accord was formed by the Company and British Gas in 1994 to develop energy marketing and trading opportunities in the United Kingdom and, ultimately, Western Europe. Accord is an active participant in the U.K. wholesale natural gas and crude oil markets and purchases products from a wide assortment of producers, including British Gas. In the fourth quarter of 1995, Accord sold an average 0.5 Bcf per day of natural gas.

     ELECTRIC POWER MARKETING. The Company formed Electric Clearinghouse, Inc. ("ECI") in February 1994 to pursue electric power marketing opportunities that are being created as the domestic electric power industry becomes deregulated. On January 1, 1995, ECI's trading center began real-time operations, trading and scheduling power 24 hours a day, 365 days a year. ECI is also an electricity risk management market maker, providing products and services similar to those that are currently used in the natural gas industry to manage customers' price risks. The Company's electric power sales averaged 402 megawatts per hour in 1995 and have increased from an average of 88 megawatts per hour in January 1995 to an average of 651 megawatts per hour during the last quarter of 1995.

 NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

     The Company's natural gas liquids, crude oil and gas transmission segment includes natural gas gathering and processing, fractionation, NGL marketing, natural gas transmission and crude oil marketing operations. The Company's natural gas liquids business complements its natural gas marketing business by providing the Company's customers with a full range of NGL products and related services.

     NATURAL GAS GATHERING AND PROCESSING. The natural gas processing industry is a major segment of the oil and gas industry, providing the necessary service of refining raw natural gas into marketable pipeline quality natural gas and NGLs. The Company currently owns interests in 33 gas processing plants, including 26 plants which it operates, and operates approximately 10,700 miles of natural gas gathering pipeline systems. These assets are primarily located in the key producing areas of Texas, Louisiana, Oklahoma and Kansas. During 1995, on a pro forma basis giving effect to the Combination, the Company processed an average of more than 2.0 Bcf per day of natural gas and produced an average of 84,000 barrels per day of NGLs, net to the Company's ownership interest.

     FRACTIONATION. The NGLs removed from the natural gas stream at gas processing plants are generally in the form of a commingled stream of liquid hydrocarbons (raw product). The commingled NGLs are separated at fractionation facilities into the component products ethane, propane, normal butane, isobutane and natural gasoline. The Company has ownership interests in three fractionation facilities. During 1995, the Company received 1,756 million gallons of product for fractionation.

     NGL MARKETING. The Company maintains a diversified NGL marketing program, which includes all commercial NGL products, and currently markets these products through a number of delivery means, including pipelines, trucks, tank cars, barges and ships. The Company markets its own NGL production and also purchases NGLs from third parties for resale. Through the Company's strategic combination of pipeline connections, terminals and storage facilities, the Company moves NGL products from producing regions in the Gulf Coast and Midwest to most major domestic and international markets. The Company operates a large-scale marine terminal in Hackberry, Louisiana, which can be used for both exporting and importing NGLs. This terminal offers importers a variety of methods for transporting products to the marketplace.

     NGLs are typically consumed as a fuel or as petrochemical or petroleum refining feedstocks. NGL fuel markets are dominated by propane, which is used in commercial and residential heating and cooking, crop drying and as a motor fuel. Petrochemical feedstocks are used principally in the production of ethylene, a chemical used in the production of various plastics.

     NATURAL GAS TRANSMISSION. Ozark Gas Transmission System ("Ozark"), acquired by the Company in May 1995, expanded the Company's transmission capabilities. Ozark gathers gas from eastern Oklahoma and transports it to central Arkansas, where the system interconnects with interstate pipelines that serve the Midwest and Northeast markets. The Company also operates an intrastate natural gas pipeline system in south-central Kansas, which serves markets in the Wichita area and throughout the Midwest and Mid-Continent areas on interconnected intrastate and interstate pipelines.

     CRUDE OIL MARKETING. The Company provides a full range of crude oil marketing services to producers, and serves the United States refining community as a regionally diversified supplier of crude oil. Through its participation in major trading centers in the Mid-Continent, Rocky Mountain and Gulf Coast areas, the Company has established itself as a dependable source of competitively priced crude oil. In August 1995, the Company acquired the Oklahoma crude oil pipeline and truck gathering assets of Kerr-McGee Refining & Marketing Corporation. The 1,300-mile system gathers crude oil in 25 central and southern Oklahoma counties, accessing more than half of the state's production, and serves the U.S. crude oil trading hub in Cushing, Oklahoma and the Wynnewood, Oklahoma refinery.

RISK MANAGEMENT ACTIVITIES

         NGC utilizes certain types of fixed-price contracts in connection with its natural gas and NGL marketing lines of business. These contracts include contracts which commit the Company to purchase or sell energy commodities at fixed prices in the future (i.e. fixed-price forward purchase and sales contracts), futures and options contracts traded on the NYMEX and swaps and options traded in the over-the-counter financial markets.

         The availability and use of these types of contracts allow NGC to manage and hedge its fixed-price purchase and sales commitments, to provide fixed-price commitments as a service to its customers and suppliers, to reduce its exposure relative to the volatility of cash market prices and to protect its investment in storage inventories. The Company may, at times, have a bias in the market, within established limits, resulting from the management of its portfolio. In addition, by utilizing exchange for physical transactions allowed by the NYMEX, which enable entities to take delivery of, or sell, a physical quantity of natural gas in exchange for a futures position, NGC is able to secure additional sources of physical natural gas supply, or create additional markets for existing supply, through the use of natural gas futures contracts. These fixed-price activities are referred to herein as risk management activities.

         Although the Company generally attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and the timing of performance and delivery obligations, net open positions often exist or are established due to the origination of new transactions and the assessment of, and response to, changing market conditions. NGC will take advantage of its bias in the market when it believes, based upon competitive information gained from its energy marketing activities, that future price movements will be consistent with its net open position. To the extent net open positions exist, NGC is exposed to the risk that fluctuating market prices may adversely impact its financial position or results of operations.

         In addition to the risk associated with price movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. NGC maintains credit policies with regard to its counterparties which the Company believes significantly minimizes its overall credit risk.

         NGC has established a risk management committee which oversees its risk management activities. This committee meets regularly to establish the Company's overall risk management strategy and to monitor and ensure compliance with risk management limitations, policies and procedures.

         To assist in the monitoring of its risk management activities, NGC has developed a risk management information system which allows monitoring of its risk management activities and provides the wherewithal to assess the impact of changing market conditions. The Company believes this proprietary risk management information system provides risk management monitoring capability rarely duplicated by its competitors.

THE COMBINATION

         On October 21, 1994, Clearinghouse and Holding entered into a definitive agreement providing for the strategic business combination of the two companies. The Combination was consummated on March 14, 1995, with an effective date of March 1, 1995, for accounting purposes.

         Pursuant to the terms of the Combination, Holding, the legally surviving corporation in the Combination, was renamed NGC Corporation and (i) acquired through a tender offer (the "Tender Offer") 14.2 million shares of Holding common stock (representing approximately 50 percent of the Holding common stock outstanding immediately prior to the consummation of the Combination) for $11.75 per share, net to the seller in cash; (ii) acquired directly and indirectly, all of the outstanding general partnership interests in Clearinghouse; (iii) the former owners of the partners of Clearinghouse (the "Clearinghouse Owners") acquired 82 percent of the outstanding shares of NGC common stock (giving effect to the issuance, but not allocation, of the "Contingent Shares" (as defined below)), and (iv) the stockholders of Holding prior to consummation of the Combination retained shares of common stock representing approximately 13 percent of the outstanding shares of NGC common stock (giving effect to the issuance, but not allocation, of the Contingent Shares). The Contingent Shares, which total 5,461,538 shares of NGC common stock and represent approximately 5 percent of the outstanding shares of NGC common stock after giving effect to the issuance of such shares, will be allocated in March 1996 in a ratio of 17 percent to the former stockholders of Holding and 83 percent to the Clearinghouse Owners.

         The Combination was accounted for under the purchase method of accounting. Because the Clearinghouse Owners acquired approximately 82 percent of NGC, Clearinghouse was the acquiring company for accounting purposes. Accordingly, the purchase price of approximately $350 million was allocated to the Trident assets acquired and liabilities assumed based on their estimated fair values as of March 1, 1995, and the results of operations presented in the financial statements contained in Item 8. of this Form 10-K include Trident's results from March 1, 1995, forward.

RECENT DEVELOPMENTS

         In 1995, NGC filed with the Securities and Exchange Commission a shelf registration that provides for the issuance of $250 million of debt securities pursuant to Rule 415 of the Securities Act of 1933. On December 15, 1995, under this shelf registration, the Company sold $150 million of 6.75% Senior Notes due December 15, 2005 ("Notes"). The Notes were issued at a price of 99.984 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $149 million. Proceeds from the sale of these notes were used to repay a portion of the Company's outstanding bank debt under its $550 million revolving credit facility.

         During 1995, the Company consummated several strategic asset acquisitions, each of which expanded core business operations or enhanced the economic viability of non-core businesses. Each of these transactions was accounted for as a purchase of assets with the results of operations of the acquired asset(s) included in the Company's consolidated results of operations from the effective date of the transaction forward.

         Effective May 1, 1995, NGC acquired Ozark for $44.8 million. Ozark gathers gas from eastern Oklahoma and transports it to central Arkansas, where the system interconnects with interstate pipelines that serve the Midwest and Northeast markets. The Ozark gas transmissions system is a 266-mile interstate natural gas pipeline having design capacity of 170 MMcf/d.

         Effective June 1, 1995, NCL acquired Pan Alberta Gas from NOVA. NGC, as an approximate 50 percent partner in NCL, contributed $13.7 million in cash to NCL, representing its proportionate share of the acquisition value of Pan Alberta Gas. The combined NCL/Pan Alberta Gas entity offers natural gas supply services to consumers across Canada and provides gas gathering, processing, storage and marketing services to Canadian natural gas producers. The acquisition of Pan Alberta Gas provided NCL with access to long-term Canadian gas supplies and ownership of the limited supply of pipeline capacity extending across the border from Canada to the U.S.

          In August 1995, the Company acquired the Oklahoma crude oil pipeline and truck gathering assets of Kerr-McGee Refining & Marketing Corporation for $8.3 million. The 1,300-mile system gathers crude oil in 25 central and southern Oklahoma counties, accessing more than half of the state's production, and serves the U.S. crude oil trading hub in Cushing, Oklahoma, and the Wynnewood, Oklahoma refinery.

         In October 1995, NGC purchased various gas gathering and processing assets located in Kansas and Oklahoma from Sheffield Exploration Company, Inc., for $5.5 million. The Kansas-based assets include 284 miles of gathering lines having throughput capacity of 7 MMcf/d and a storage reservoir having 1.2 billion cubic feet of capacity. The assets located in Oklahoma include 10 miles of gathering lines and a gas processing facility capable of processing 4.5 MMcf/d.

         In December 1995, NGC acquired the 180-mile Okeene gas gathering system from ONG Gas Gathering Company, a subsidiary of ONEOK, Inc., for $2.4 million. The gathering system extends through several central Oklahoma counties and gathers approximately 18.5 million cubic feet per day of natural gas.

         In February 1996, the Company consummated the acquisition of LPG Services Group, Inc. ("LPG"), a Kansas City-based propane gas marketing and distribution company for $2 million in cash and up to an additional $6.25 million in conditional payments primarily based on LPG's financial performance. The acquisition of LPG provides the Company with a developed wholesale propane marketing infrastructure which, in conjunction with NGC's established production base and supply system, expands the Company's propane business nationwide.

COMPETITION

         All phases of the businesses in which NGC is engaged are highly competitive. In connection with both domestic and foreign operations, the Company encounters strong competition from companies of all sizes, having varying levels of financial and personnel resources.

         NGC competes in its gas marketing business with other natural gas merchants, producers and pipelines for sales based on its ability to aggregate competitively priced supplies from a variety of sources and locations and to efficiently utilize transportation through third-party pipelines. In past years, the spot marketing business had a low cost barrier to entry; therefore, a number of the Company's competitors were privately owned and relatively small in size and may have been comparatively undercapitalized to meet the increasing financial requirements of the natural gas industry. However, with respect to its marketing operations, NGC anticipates that market customers will increasingly scrutinize the financial condition of their suppliers to assure that contract obligations will be met; suppliers and transporters will demand more stringent credit terms to secure the performance of natural gas merchants; the increased role of storage and other risk management tools will add to the financial costs of doing business; the increasing availability of pricing information to participants in the natural gas industry will continue to exert downward pressure on per-unit profit margins in the industry; suppliers will have to be multi-fuel marketers; and large competitors, such as megamarketer alliances, will create competition from entities having significant liquidity and other resources. As a result, NGC believes its financial condition and its access to capital markets will play an increasing role in distinguishing the Company from many of its competitors. Operationally, NGC believes its ability to remain a low cost merchant and effectively combine value-added services, competitively priced supplies and price risk management will determine the level of success in its natural gas marketing operations.

         NGC's electric power business is similar to its gas marketing business in that it provides natural gas contract services to electric utilities, markets and supplies electricity and invests in power-related assets and joint ventures. As a result, the competition issues incumbent upon the Company's gas marketing operations similarly impact the Company's electric power marketing business. As with its gas marketing operations, the Company believes it has the ability to establish itself as a low cost and dependable merchant providing competitively priced supplies and a variety of services which will differentiate NGC from the competition.

         The Company's natural gas liquids, crude oil marketing and gas transmission businesses face significant competition from a variety of competitors including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, the marketing of NGLs, crude oil, residue gas, helium, condensate and sulfur, and the transportation of natural gas, NGLs and crude oil. Competition typically arises as a result of the location and operating efficiency of facilities, the reliability of services and price and delivery capabilities. The Company believes it has the infrastructure, long-term marketing abilities, financial resources and management experience to enable it to compete effectively.

REGULATION

         GENERAL. The Company is subject to the laws, rules and regulations of the countries in which it conducts its operations. Domestically, numerous departments and agencies at federal, state and local levels have issued rules and regulations affecting the energy industry, some of which carry substantial penalties for non-compliance. Internationally, environmental and other regulatory matters are evolving as detailed rules and procedures are established and their application and interpretation defined. The regulatory burden on the energy industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as these rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations. These rules and regulations affect the industry as a whole; therefore, the Company does not believe that it is affected in a significantly different manner from its competitors.

         REGULATORY MATTERS. The transportation and sale for resale of natural gas is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, as amended ("NGA") and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). Interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the FERC. Certain of the

Company's pipeline activities and facilities are involved in interstate transportation of natural gas and NGLs, and are subject to these federal regulations.

         Legislative and regulatory changes began in 1978 with the passage of the NGPA, which initiated the process of price deregulation of gas sold at the wellhead. Since 1978, various federal laws have been enacted which have resulted in the termination on January 1, 1993 of all price and non-price controls for natural gas sold in "first sales."

         Commencing in 1985, the FERC promulgated a series of orders and regulations adopting changes that significantly altered the business of transporting and marketing natural gas by fostering competition. The thrust of these regulations was to induce interstate pipeline companies to provide nondiscriminatory transportation services to producers, distributors and other shippers. The effect of the foregoing regulations has been the creation of a more open access market for natural gas purchases and sales and the creation of a business environment which has fostered the evolution of various unregulated, privately negotiated natural gas sales, purchase and transportation arrangements.

         Order 636, issued in April 1992, as amended by Order 636-A (issued in August 1992) and Order 636-B (issued in November 1992), was a continuation of the FERC's efforts to improve the competitive structure of the pipeline industry and to maximize consumer benefits resulting from a competitive structure of the pipeline industry and a competitive wellhead gas market. The FERC's goal, as stated in Order 636, "is to recognize the current characteristics of the natural gas industry -- and to create a regulatory framework that will accommodate the meeting of as many gas sellers and gas buyers as possible."

         In Order 636, the FERC required interstate pipelines that perform open access transportation under blanket certificates to "unbundle" or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers. The pipelines must now separately state the applicable rates for each unbundled service (i.e., for the gas commodity, transportation and storage). The unbundling and separate pricing of services has significantly affected the pipelines' merchant function and required a major restructuring of the relationships between pipeline companies and their customers.

         Certain segments of the industry have opposed aspects of Order 636, and many parties have sought judicial review of Order 636. It is impossible for the Company to predict the ultimate outcome regarding this judicial process because, upon review, Order 636 may be reversed in whole or in part. In addition, parties have sought judicial review of most of the FERC orders approving individual pipeline restructuring plans which were authorized pursuant to Order 636. Therefore, NGC cannot predict the ultimate outcome or permanence of the unbundled regulatory regime of Order 636.

         GAS PROCESSING. NGC's gas processing plant's primary function is the extraction of NGLs and not natural gas transportation. The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and therefore is not subject to jurisdiction under the NGA. Even though the FERC has made no specific declaration as to the jurisdictional status of the Company's gas processing operations or facilities, NGC believes its gas processing plants are primarily involved in removing NGLs and therefore exempt from FERC jurisdiction.

         GATHERING. The NGA exempts gas gathering facilities from the jurisdiction of the FERC. Interstate transmission facilities, on the other hand, remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities on a fact-specific basis. NGC believes its gathering facilities and operations meet the current tests used by the FERC to determine a nonjurisdictional gathering facility status. Some of the recent cases applying these tests in a manner favorable to the determination of NGC's nonjurisdictional status are still subject to rehearing and appeal. In addition, the FERC's articulation and application of the tests used to distinguish between jurisdictional pipelines and nonjurisdictional gathering facilities have varied over time. While the Company believes current definitions create nonjurisdictional status for NGC's gathering facilities, no assurance can be given that such facilities will remain classified as gas gathering facilities and the possibility exists that the rates, terms, and conditions of the services rendered by those facilities, and the construction and operation of the facilities will be subject to regulation by the FERC or by the various states in the absence of FERC regulation.

         PRORATION. The states of Texas and Oklahoma have adopted changes to oil and gas production and proration regulations, as well as other regulatory changes, that could affect volumes of gas available for purchase by NGC. To date, the Company has not experienced any material reductions in available supplies due to proration. Nevertheless, these or future proration regulation revisions may materially affect NGC's ability to purchase gas supplies.

         MARKET HUBS. The market hubs for which Hub Services, Inc., a wholly owned subsidiary of NGC, serves as hub administrator are combined gas storage, transportation and interchange facilities. To the extent the market hubs provide services in intrastate commerce, the rates, terms and conditions of service are regulated by the applicable state public utility commissions. To the extent the market hubs provide service in interstate commerce subject to the NGA or NGPA, the FERC has overlapping regulatory authority with respect to rates, terms and conditions of service.

         OTHER REGULATORY ISSUES. The Company's gas purchases and sales are generally not regulated by the FERC; however, as a gas merchant, the Company depends on the gas transportation and storage services offered by various interstate and intrastate pipeline companies to enable the sale and delivery of its gas supplies. Additionally, certain other pipeline activities and facilities of the Company are involved in intrastate transportation and storage services and are subject to various state regulations which generally regulate rates, terms and conditions of service.

ENVIRONMENTAL MATTERS

          NGC's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring and permitting at various operating facilities and remediation obligations. The Company's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number of assets operated by the Company subject to environmental regulation.

         The vast majority of federal environmental remediation provisions are contained in the Superfund laws -- the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act ("SARA") and in the corrective action provisions of the Federal Resource Conservation and Recovery Act ("RCRA"). Typically, the Environmental Protection Agency ("EPA") acts pursuant to Superfund legislation to remediate facilities that are abandoned or inactive or whose owners are insolvent; however, the legislation may be applied to sites still in operation. Superfund law imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed, or arranged for the disposal, of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in certain instances, private parties to take actions in response to threats to public health or the environment and to seek recovery from such responsible party. RCRA provisions apply to facilities that have been used to manage or are currently managing hazardous waste and which are either still in operation or have recently been closed. As amended, RCRA requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities.

          NGC is subject to the environmental risks normally incident to the operation and construction of storage facilities, pipelines, plants and other facilities for gathering, processing, treating, storing and transporting natural gas and other products including, but not limited to, uncontrollable flows of natural gas, fluids and other substances into the environment, fires, pollution and other environmental and safety risks. These activities are subject to environmental and safety regulation by federal and state authorities, including, without limitation, the EPA, the Arkansas Department of Pollution Control and Ecology, the Kansas Department of Health and Environment, the Kansas Corporation Commission, the Louisiana Department of Environmental Quality, the Oklahoma Department of Environmental Quality, the Oklahoma State Department of Health, the Oklahoma Water Resources Development Board, the Texas Railroad Commission, Texas Natural Resources Conservation Commission, the Utah Department of Environmental Quality and the Wyoming Department of Environmental Quality. The design, construction, operation and maintenance of the Company's pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act ("NGPSA"), or by state regulations meeting the requirements of the NGPSA.

         In connection with the acquisition of substantially all of the natural gas liquids business of OXY USA, Inc. ("OXY USA") by Holding in 1991, OXY USA agreed to indemnify Trident for any liability, claims, damages, costs, duties of remediation or loss of use resulting from the following environmental claims; tort liability to third persons as a result of Emissions or exposure to Environmental Contaminants (as such terms are defined in the Acquisition Agreement between OXY USA and Holding ("Acquisition Agreement")) resulting from operations of OXY USA prior to the closing date of the transaction between OXY USA and Holding ("Acquisition Closing Date"); the presence or emission of environmental contaminants related to the existence on the properties operated by OXY USA of landfills or pits which, as of the Acquisition Closing Date, were no longer in service; any untrue environmental representation or warranty or the breach of any environmental representation, warranty or covenant contained in the Acquisition Agreement (if notice of the claim is provided to OXY USA prior to the tenth anniversary of the Acquisition Closing Date, or August 30, 2001); the designation of Trident as a Potentially Responsible Party under CERCLA or any analogous state statute as a result of onsite or offsite disposal of hazardous substances that occurred prior to the Acquisition Closing Date, or the listing of any of Trident's properties on the National Priorities List under CERCLA or any similar state law as a result of onsite disposal of hazardous substances prior to the Acquisition Closing Date; fines or penalties for which Trident may become liable with respect to any violation of environmental laws (as they existed on the Acquisition Closing
Date) that occurred prior to the Acquisition Closing Date; all past, present or future emissions of environmental contaminants associated with the fractionator located within the CITGO refinery at Sulphur, Louisiana; and any environmental liability associated with certain disclosed exceptions to OXY USA's environmental representations and warranties. In addition, OXY USA agreed to indemnify Trident against any and all liabilities, claims, damages, costs, duties of remediation or loss of use resulting from or related to emissions (whether onsite or offsite) of environmental contaminants in, on, at or from Trident's properties that result from operations that occurred prior to the Acquisition Closing Date if such claims, damages, costs or liabilities are not covered by any matter described in the preceding sentences, and if notice of the claims is provided to OXY USA prior to the tenth anniversary of the Acquisition Closing Date. The Acquisition Agreement provides, however, that Trident will contribute 30 percent of the first $25 million (i.e., up to a maximum of $7.5 million) of any such liabilities, claims, damages, costs, duties of remediation or loss of use resulting from or relating to any such emissions of environmental contaminants. The Company believes that OXY USA has sufficient financial resources to satisfy its environmental indemnity obligations.

         In acquiring other operating assets from third parties, NGC has often been required to indemnify the seller against losses arising from pre-closing environmental liabilities, although in other instances it has been indemnified against such losses by the seller. To minimize its exposure for such liabilities, environmental audits of the assets NGC wishes to acquire are made, either by NGC personnel, outside environmental consultants, or a combination of the two. The Company has not heretofore incurred any material environmental liabilities arising from its acquisition activities. The incurrence of a material environmental liability, and/or the failure of an indemnitor to meet its indemnification obligations with respect thereto, could have a material adverse effect on NGC's operations and financial condition.

         To the Company's knowledge, it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental laws, regulations, orders and rules. Further, to the best of the Company's knowledge, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets which would have a material adverse effect on the Company's operations and financial condition. NGC's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment totaled $2.2 million in 1995. Total environmental expenditures for both capital and operating maintenance and administrative costs are not expected to exceed $4 million in 1996.

         The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require that information be organized and maintained about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company believes it is in substantial compliance with these rules and regulations.

OPERATIONAL RISKS AND INSURANCE

         NGC is subject to all risks inherent in the various businesses in which it operates. These risks include, but are not limited to, explosions, fires and product spillage, which could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility.

         NGC maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that the Company considers reasonable and not excessive.

         The occurrence of a significant event not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect NGC's operations and financial condition. Moreover, no assurance can be given that NGC will be able to maintain insurance in the future at rates it considers reasonable.

EMPLOYEES

         The Company employs approximately 430 employees at its administrative offices and approximately 625 employees at its operating facilities. Approximately 130 employees at Company-operated facilities are subject to collective bargaining agreements with the Oil, Chemical and Atomic Workers International Union or the Lake Charles Metal Trades Council. Management considers relations with both union and non-union employees to be satisfactory.

ITEM 1A. EXECUTIVE OFFICERS

         Set forth below are the names and positions of the current executive officers of the Company, together with their ages, position(s) and years of service with the Company.

                                                                                                                     SERVED WITH
                                                                                                                     THE COMPANY
    NAME                                         AGE *    POSITION(S)                                                   SINCE

C. L. Watson                                     46       Chairman of the Board, Chief Executive Officer,                1985
   President and a Director of the Company

Stephen W. Bergstrom                             38       Senior Vice President and a Director of the                    1986
                                                               Company; President of Clearinghouse

Bruce M. Withers, Jr.                            69       Vice Chairman of the Company and Chief                         1995
   Executive Officer of Trident NGL, Inc.

H. Keith Kaelber                                 47       Senior Vice President and Chief Financial Officer              1990
                                                               of the Company

Kenneth E. Randolph                              39       Senior Vice President, General Counsel and                     1984
                                                               Secretary of the Company


* As of April 1, 1996.

         The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

         C. L. Watson serves as Chairman of the Board, Chief Executive Officer, President, and a Director of the Company. He has served as Chairman and as a member of the Management Committee since May 1989 and Chief Executive Officer and President of NGC (or its predecessor, Clearinghouse) since September 1985. Prior to his employment with the Company, Mr. Watson served as Director of Gas Sales for the Western United States for Conoco Inc.

         Stephen W. Bergstrom serves as Senior Vice President and a Director of the Company and as President of Clearinghouse. He has served as Executive Vice President of NGC (or its predecessor, Clearinghouse) and as a member of the Management Committee since May 1989. In addition, Mr. Bergstrom served as Senior Vice President -- Gas Marketing and Supply of Clearinghouse from May 1987 through May 1990 and as Vice President -- Gas Supply of Clearinghouse from July 1986 through May 1987. Prior to his employment with the Company, Mr. Bergstrom served as Vice President -- Gas Supply of Enron Gas Marketing, a subsidiary of Enron Corp.

         Bruce M. Withers, Jr. serves as Vice Chairman of the Company and Chairman of the Board and Chief Executive Officer of Trident. He served as Chairman of the Board and Chief Executive Officer of Holding and Trident prior to the Combination with Clearinghouse. Prior to his employment with Holding and Trident, which began in 1991, Mr. Withers was employed by Mitchell Energy for 17 years where he served as President of the Transmission and Processing Division.

         H. Keith Kaelber serves as Senior Vice President and Chief Financial Officer of the Company. He has served as Senior Vice President and Chief Financial Officer of NGC (or its predecessor, Clearinghouse) since August 1990. Prior thereto, Mr. Kaelber was employed by NCNB, which has since become NationsBank, from 1978 to 1990, serving as Executive Vice President.

         Kenneth E. Randolph serves as Senior Vice President, General Counsel and Secretary of the Company. He has served as Senior Vice President and General Counsel of NGC (or its predecessor, Clearinghouse) since July 1987. In addition, he served as a member of the Clearinghouse Management Committee from May 1989 through February 1994 and managed Clearinghouse's marketing operations in the Western and Northwestern United States from July 1984 through July 1987. Prior to his employment with the Company, Mr. Randolph was associated with the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

ITEM 2. PROPERTIES

         All of the Company's operating assets are held through wholly owned subsidiaries. The Company's operations are principally located in Texas, Oklahoma, Louisiana, Kansas, Arkansas, Utah, western Canada and the United Kingdom. Current year activity conducted in these areas is discussed under "Item
1. BUSINESS -- General." Following is a description of such properties owned by the Company at December 31, 1995.

GATHERING SYSTEMS AND PROCESSING FACILITIES

         NGC's natural gas processing services are provided at two types of gas processing plants, referred to as field plants and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract NGLs and to remove water vapor, solids and other contaminants. Straddle plants are situated on third-party mainline natural gas pipelines and serve to provide flexibility to changing market conditions by allowing operators to extract NGLs from a natural gas stream when the market value of NGLs separated from the natural gas stream is higher than the market value of the same unprocessed natural gas. NGC owns an interest in 22 field plants which are each associated with a gas gathering system that collects and transports natural gas from individual wells to the plant. The Company owns an interest in 18 of the gas gathering systems associated with its field plants. The gathering systems associated with the other 4 field plants are owned entirely by third parties. The remaining 11 gas processing plants in which NGC owns an interest are straddle plants. The Company owns an interest in the gas gathering systems associated with 2 of these straddle plants, with the remainder being owned entirely by third parties. The following table provides certain information, including operational data for the year ended December 31, 1995, concerning the gathering systems and gas processing plants in which NGC owns an interest.

                                                         LOCATION                     TOTAL PLANT
                                                    -----------------         -----------------------------
                                                    COUNTY/                    PRACTICAL     1995 INLET GAS       NGL
GAS PROCESSING FACILITIES             % OWNED       PARISH      STATE         CAPACITY(3)      THROUGHPUT     PRODUCTION
                                                                                       (MMCFD)(1)              (BPD)(2)
COMPANY OPERATED:
*Ambrose (4)(10)(12) ...................100.00      Kay           OK            400.0          163.6             5,052
*Barracuda (8)       ...................100.00      Cameron       LA            195.0          184.3             5,164
 Binger (4)          ...................100.00      Caddo         OK              8.0            7.5               820
 Breckenridge (4)(12)...................100.00      Stephens      TX             15.0            8.9             1,357
 Bridger Lake (9)    ..............100 - 33.33      Summit        UT             25.0           11.1               378
*Cameron (4)(12)(13) ....................50.00      Cameron       LA            500.0          357.3             3,467
*Cheney  (12)        ...................100.00      Kingman       KS             85.0           65.8             3,595
 Chico (4)(12)       ...................100.00      Wise          TX            100.0           66.3            10,691

                                                         LOCATION                     TOTAL PLANT
                                                    -----------------         -----------------------------
                                                    COUNTY/                    PRACTICAL     1995 INLET GAS       NGL
GAS PROCESSING FACILITIES             % OWNED       PARISH      STATE         CAPACITY(3)      THROUGHPUT     PRODUCTION
                                                                                       (MMCFD)(1)              (BPD)(2)
Company Operated:
 East Texas (4)(12) ................... 100.00      Gregg         TX             33.0           24.3             4,746
 Eustace (4)(12) ...................... 100.00      Henderson     TX             64.0           29.8             2,267
 Haynesville I ........................  96.00      Claiborne     LA             35.0           33.8             1,104
 Haynesville II ....................... 100.00      Claiborne     LA             50.0           53.2             2,829
*Jayhawk (12) ......................... 100.00      Grant         KS            480.0          393.4            10,432
 Kellerville (4)(12) .................. 100.00      Wheeler       TX              9.5            5.9             1,223
 Lefors (4)(12) ....................... 100.00      Gray          TX             11.6            6.7             1,617
*Lowry (12) ........................... 100.00      Cameron       LA            300.0          222.7             5,501
 Madill (4)(12) ....................... 100.00      Marshall      OK             25.0           17.8               972
 Ringwood (4)(11) ..................... 100.00      Major         OK             75.0           64.3             4,292
 Roberts Ranch (4)(12) ................  56.25      Midland       TX             82.0           47.3             1,033
 Rodman (4)(12) ....................... 100.00      Garfield      OK             50.0           33.9             3,095
 Shackelford (4)(12) .................. 100.00      Shackelford   TX             15.0           10.3             1,647
 Sligo ................................ 100.00      Bossier       LA             40.0           33.4               629
 Spivey (5)(6)(12) ....................   3.87      Harper        KS             66.0           15.2                27
*Stingray (8) ......................... 100.00      Cameron       LA            300.0          303.1             2,540
 Texarkana (4) ........................ 100.00      Miller        AR             22.0           18.2               588
 West Seminole (4)(12) ................  40.14      Gaines        TX             15.0           12.0               439

Outside Operated:
*Calumet (6)(12) ......................   1.94      St. Mary's    LA          1,200.0           842.5              237
 Corney Bayou(12) .....................  10.05      Union         LA              6.0             5.2               10
*Grand Chenier (6)(12) ................   2.69      Cameron       LA            950.0           220.7              161
*Laverne (12) .........................   7.89      Harper        OK            240.0            77.4              287
 Maysville (4)(12) ....................  23.00      Garvin        OK            135.0           121.0            3,333
 Snyder (7)(12) .......................   3.25      Scurry        TX             60.0            39.0              132
*Yscloskey (6)(12) ....................   5.97      St. Bernard   LA          1,850.0         1,475.1            1,196

- -------------------

* Indicates a straddle plant, all other gas processing facilities are field plants.

(1)  Gross to the facility.

(2) Gross production, net to the Company's ownership interest. In certain instances, production associated with assets consolidated into a given facility is included in the surviving facility's production.

(3)  Capacity data is at practical recovery rates.

(4)  NGC owns the indicated percentage of an associated gas gathering system.

(5)  NGC owns 2.19 percent of the associated gas gathering system.

(6) NGC ownership is adjustable and subject to periodic (usually annual) redetermination.

(7)  NGC owns the indicated percentage of the Snyder gas gathering system and
     3.98 percent of the Diamond M gas gathering system which also supplies the Snyder plant.

(8)  This facility has no gathering lines.

(9) This facility consists of a 100 percent interest in a processing plant and an NGL pipeline, a 100 percent interest in a crude oil pipeline and a 33.33 percent interest in reserves connected and dedicated to the plant. The gathering system behind the processing plant gathers production from Utah and Wyoming.

(10) This facility was shut down in December 1995.

(11) Includes Enid facility.

(12) These assets were acquired in the Combination. Consequently, the "1995 Inlet Gas Throughput" and "NGL Production" statistics are for the ten month period ended December 31, 1995.

(13) Effective March 1, 1996, NGC no longer acts as operator of this facility.


FRACTIONATION FACILITIES

              NGLs removed from a natural gas stream at gas processing plants are in the form of a commingled stream of liquid hydrocarbons. The commingled hydrocarbons are separated at fractionation facilities into the component NGL products ethane, propane, normal butane, isobutane and natural gasoline. The following table provides certain information concerning the fractionation facilities in which NGC owns an interest, including operational data for the ten months ended December 31, 1995.

                                                              Location                  Total Plant
                                                          ------------------    ----------------------------
                                                          County/               Practical     1995 Inlet Gas
Fractionation Facilities:                     % Owned     Parish       State    Capacity(1)   Throughput (2)
                                                                                        (MBbls/d)
Lake Charles (3) ............................  100.00     Calcasieu     LA         39.8            30.2
Mont Belvieu I ..............................   80.00     Chambers      TX        110.0            96.9
Mont Belvieu II .............................   38.75     Chambers      TX        110.0           101.5

(1)  Capacity data is at practical recovery rates.
(2) These assets were acquired in the Combination. Consequently, the "1995 Inlet Gas Throughput" statistics are for the ten month period ended December 31, 1995.
(3) NGC also owns the associated liquids gathering system. In August 1995, the Company shutdown operations principally as a result of operational inefficiencies resulting from the age of the facility. The Company diverted daily production in part to a third-party fractionator and in part to its fractionation facilities at Mont Belvieu and is currently assessing its options, which focus on the construction of a new fractionation facility.

STORAGE AND TERMINAL FACILITIES

         The Hackberry marine import/export terminal is located on the Calcasieu ship channel south of Lake Charles, Louisiana. The terminal is capable of receiving certain NGL products from water-borne carriers as well as loading carriers for shipment to international ports. The terminal is connected to a Company-operated storage facility at Hackberry, Louisiana and, by pipeline, to markets along the Gulf Coast and the southeastern United States. The storage facility consists of numerous storage caverns, which provide 15.5 million barrels of NGL storage capacity, used to support the Company's fractionation operations and marketing program. Some excess capacity is leased to or exchanged with third parties. The following table provides information concerning these facilities.

                                                                   LOCATION
                                                              ------------------
                                                              COUNTY/
STORAGE AND TERMINAL FACILITIES:                  % OWNED     PARISH       STATE

Hackberry Storage ....................            100.00      Cameron       LA
Hackberry Terminal ...................            100.00      Cameron       LA


MARKETING HUBS

         Effective in June 1995, the Company, through its wholly owned subsidiary Hub Services, Inc. ("HSI"), participated in the formation of Enerchange L.L.C. ("Enerchange") which owns and operates three natural gas market area hubs. These marketing hubs are transportation and interchange facilities located in the vicinity of an interconnection of two or more interstate pipelines. Each hub takes deliveries from a large number of suppliers and provides these suppliers with a wide variety of markets in which to sell their gas. By providing access to a large number of gas buyers and sellers, a hub improves the gas market by reducing transaction costs of matching buyers and sellers of gas, enhances the reliability of gas supply and provides buyers and sellers a wide range of gas marketing services. Each marketing hub provides customers with "wheeling", "loaning", "parking" and "title transfer" services. "Wheeling" refers to the simultaneous transfer of gas from one pipeline to another, while "loaning" occurs when one party allows another party to borrow gas. "Parking" services allow a customer to store gas in a hub for future redelivery and "title transfer" services allow a customer to assign title to gas that is in storage. A fee is charged by the hub for services provided to its customers.

         The three gas marketing hubs are the Chicago Hub, the California Energy Hub and the Ellisburg-Leidy Northeast Hub. These hubs are each operated by Enerchange and HSI provides administrative services with respect to these hubs. The hub operator generally provides asset management services, such as determining the availability of hub services, confirming all nominations for hub services and providing personnel to operate the hub. The hub administrator typically provides marketing, accounting and administrative services. The accounting and administrative services include performing credit checks on prospective customers, negotiating and executing agreements with hub customers, billing and making collections from customers, distributing revenues to hub partner(s) and maintaining accounting records. Although HSI owns a revenue interest in each hub, HSI provides administrative services independent of any influence of NGC and the Company may only use a hub's services on a non-discriminatory basis in accordance with the mandates of pertinent federal and state regulations and contractual terms with its hub partners.

         The following table provides information with respect to the marketing hubs in which NGC indirectly owns an interest.

                                                      HSI'S
                                                     REVENUE        SERVICE                  NAMES OF
FACILITY NAME                 HSI'S PARTNERS         INTEREST        AREA              CONNECTING PIPELINES

Chicago Hub................   NICOR Hub Services       51%        Midwest         ANR Pipeline Company, Midwestern Gas
                              Pacific Enerchange                                  Transmission Company, Northern Natural
                              Leidy Hub Inc.                                      Gas Company and Natural Gas Pipeline
                                                                                  Company of America

Ellisburg-Leidy
  Northeast Hub............   NICOR Hub Services       51%        Northeast       Transcontinental Gas Pipeline Corporation,
                              Pacific Enerchange                                  Tennessee Gas Pipeline, CNG
                              Leidy Hub Inc.                                      Company, Columbia Gas Transmission
                                                                                  Company and National Fuel Gas Supply
                                                                                  Corporation

California Energy Hub......   NICOR Hub Services       51%        California      El Paso Natural Gas Company, Kern River
                              Pacific Enerchange                                  Gas Transmission Company, Mojave
                              Leidy Hub Inc.                                      Pipeline Operating Company, Pacific Gas
                                                                                  & Electric Company, San Diego Gas &
                                                                                  Electric Company, and Transwestern
                                                                                  Pipeline Company

NATURAL GAS AND CRUDE OIL PIPELINES

         NGC owns interests in various interstate and intrastate pipelines and gathering systems, the more significant of which include: (i) the Ozark Gas Transmission System, a 266-mile interstate natural gas pipeline with design capacity of 170 MMcf/d that transports gas from eastern Oklahoma to central Arkansas, where the system interconnects with interstate pipelines that serve Midwest and Northeast markets; (ii) the crude oil pipeline system acquired from Kerr-McGee Refining & Marketing Corporation, a 1,300-mile system which gathers crude oil in 25 central and southern Oklahoma counties, accessing more than half of the state's production, and serves the U.S. crude oil trading hub in Cushing, Oklahoma and the Wynnewood, Oklahoma refinery; (iii) the Kansas Gas Supply Corporation that owns and operates an approximate 1,200 mile regulated intrastate gas pipeline system in south-central Kansas maintaining current capacity to transport approximately 100 MMcf/d of natural gas; and (iv) an extensive liquids gathering system at the Lake Charles fractionation facility and a 12-inch liquids pipeline that connects the Lake Charles area facilities with the Mont Belvieu fractionation facilities. The following table identifies these and other pipeline and gathering system assets in which NGC owns an interest:

                                                           1995
PIPELINE SYSTEMS:                          % OWNED      THROUGHPUT     STATE
DESCRIPTION:
Ozark Gas Transmission System...............100.00    102.5 MMcf/d     OK/AR              Interstate gas pipeline
Crude Oil Pipeline System...................100.00     44.0 MBbls/d    OK                 Intrastate crude oil pipeline
Kansas Gas Supply...........................100.00     68.9 MMcf/d     KS/OK              Intrastate natural gas pipeline
Trident NGL Pipeline........................100.00     99.0 MBbls/d    TX/LA              Liquids pipeline between Lake
                                                                                            Charles and Mont Belvieu
Bridger Lake/Phantex Pipeline...............100.00     2.2 MBbls/d     UT/WY              Interstate crude oil/liquids pipeline
Cominco Pipeline............................100.00    15.5 MMcf/d      TX                 Intrastate natural gas pipeline
Pelican Pipeline............................100.00    43.5 MMcf/d      LA                 Gas gathering pipeline
Vermillion Pipeline.........................100.00    50.6 MMcf/d      Gulf of Mexico     Gas gathering pipeline
Western Gas Gathering.......................100.00     3.2 MMcf/d      KS                 Gas gathering pipeline
Mesa Pipeline...............................100.00     6.6 MMcf/d      UT                 Gas gathering pipeline
Bradshaw Gathering.......................... 50.00    19.4 MMcf/d      KS                 Gas gathering pipeline

TITLE TO PROPERTIES

         The Company believes it has satisfactory title to its properties in accordance with standards generally accepted in the energy industry, subject to such exceptions which, in the opinion of the Company, in the aggregate would not have a material adverse effect on the use or value of said properties.

         The operating agreements for certain of the Company's natural gas processing plants and fractionation facilities grant a preferential purchase right to the plant owners in the event any owner desires to sell its interest. Such agreements may also require the consent of a certain percentage of owners before rights under such agreements can be transferred. The Company is subject, as a plant owner under such agreements, to all such restrictions on transfer of its interest. In addition, Trident has granted OXY USA certain rights of first refusal with respect to any future sale of certain assets.

         Substantially all of NGC's gathering and transmission lines are constructed on rights-of-way granted by the apparent record owners of such property. In some instances, land over which rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor. Permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. Some such permits require annual or other periodic payments. In a few minor cases, property was purchased in fee.

ACQUISITION AND CONSTRUCTION PROJECTS

         NGC, indirectly through subsidiaries, has formed a joint venture to develop the Avoca storage project located in southeastern New York. The Avoca facility will be developed in three stages and, upon completion of each respective stage, is expected to have storage capacity of 2 Bcf, 4 Bcf and 5 Bcf, respectively. NGC expects the three stages will be completed in October of 1997, 1998 and 1999, respectively, at an aggregate cost of $10.1 million, net to NGC's interest. Upon completion of the facility, NGC will own an approximate 28 percent interest in the Avoca storage facility.

         A subsidiary of the Company is committed to contribute a total of $10 million to Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. (collectively "Indeck"), two partnerships that are engaged in the acquisition of electric power generating facilities. The contributions represent the Company's pro rata share of funds to be used for selected acquisitions. At December 31, 1995, the Company had paid $3.7 million of this commitment.

INDUSTRY SEGMENTS

         Segment financial information is included in Note 13 of NGC's consolidated financial statements and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         NGC is involved in certain legal proceedings that have arisen in the ordinary course of business. Management believes the outcome of such proceedings, even if adversely determined, will not have a material effect on NGC's business or financial condition.

         On July 24, 1995, definitive settlement documentation was entered into relating to two separate purported class-action lawsuits that were filed in connection with the Combination and alleged, among other things, that members of the Trident Board of Directors breached their fiduciary duties to Trident's stockholders by approving the Combination. The suits, JOSHUA TEITELBAUM V. THOMAS O. HICKS, ET. AL.,which was filed on August 9, 1994, and ERROL RUDMAN V. THOMAS O. HICKS, ET. AL., which was filed on September 16, 1994, sought certain injunctive relief and recovery of unspecified monetary damages. The definitive settlement documentation provides dismissal with prejudice of the lawsuits and for the payment by Trident of the fees and expenses of the plaintiff stockholders' attorneys in an aggregate amount not to exceed $350,000. The definitive settlement documentation also provides that the members of the Trident Board of Directors deny that they have committed any violations of law, and that the settlement was agreed to solely to eliminate the burden, risk and expense of further litigation. At a settlement hearing held on October 13, 1995, Vice Chancellor Jacobs of the Delaware Chancery Court entered an order certifying the lawsuits as a class action, dismissing the action with prejudice and awarding plaintiffs' counsel $300,000 in legal fees and $49,835 in costs and expenses. The order was not appealed and the fees and expenses awarded were paid in 1995.

         OXY USA has agreed to indemnify Trident for litigation based on occurrences or events that occurred prior to the closing date of the 1991 acquisition by Trident of substantially all of the natural gas liquids business of OXY USA, Inc. In view of such indemnity, management believes the outcome of any proceedings which pertain to occurrences or events relating to Trident that occurred prior to the Acquisition Closing Date, even if adversely determined, will not have a material effect on NGC's business, financial condition or results of operations. Although the Company believes OXY USA has sufficient financial resources to satisfy its indemnity obligations, the failure of OXY USA to meet such obligations could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's $0.01 par value common stock ("Common Stock") is listed and traded on the New York Stock Exchange under the ticker symbol "NGL". The number of stockholders of record of the Common Stock as of March 28, 1996, was
322. On March 14, 1995, in connection with the Combination, each share of Holding common stock (including Holding non-voting common stock) was converted into one share of Common Stock. The following table sets forth the high and low closing prices for transactions involving the Company's Common Stock for each calendar quarter, as reported on the New York Stock Exchange Composite Tape and related dividends paid per common share during such periods.

                       HIGH       LOW      DIVIDEND
                      -------    ------    -------
     1995 (a)
     --------
     First Quarter    $11.500    $9.000    $0.0125
     Second Quarter    10.375     8.750     0.0125
     Third Quarter     10.375     9.000     0.0125
     Fourth Quarter     9.625     8.375     0.0125

     1994 (b)
     --------
     First Quarter    $11.875   $ 8.875    $0.0125
     Second Quarter    10.000     8.000     0.0125
     Third Quarter     12.250     9.375     0.0125
     Fourth Quarter    11.125     9.375     0.0125
     ------------
     (a) Stock price and per share dividend rate information relates to Holding for the period commencing on January 1, 1995 and continuing through and including March 13, 1995, and NGC thereafter.
     (b) Reflects the high and low price of Holding's common stock and the per share dividend rate declared by Holding during the stated periods.

         The holders of the Common Stock are entitled to receive dividends if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Consistent with the Board of Directors' intent to establish a policy of declaring quarterly cash dividends, a cash dividend of $0.0125 per share was declared and paid in each of the four quarters of 1995.

         The NGC Corporation Credit Agreement and the Company's 6.75% Senior Notes do not contain any specific restrictions on the ability of the Company or any of its subsidiaries to declare and pay dividends in respect of its or their capital stock, although certain financial covenants contained in such credit agreement and in the indenture covering the 6.75% Senior Notes may limit the ability of the Company to do so.

         The indenture setting forth the terms and conditions of the 14% Senior Subordinated Notes of Trident due 2001 and the 10.25% Subordinated Notes of Trident due 2003 contain restrictions on Trident's ability to pay cash dividends to NGC, which in turn may adversely affect NGC's ability to pay dividends to its shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information presented below was derived from, and is qualified by reference to, the Consolidated Financial Statements of the Company, including the Notes thereto, appearing elsewhere in this Report. Please refer to the Notes to Consolidated Financial Statements for information on transactions and accounting classifications which have affected the comparability of the periods presented below. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                          1995 (1)        1994 (2)         1993            1992            1991
                                                        -----------     -----------     -----------     -----------     -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:
Revenues ...........................................    $ 3,665,946     $ 3,237,843     $ 2,790,977     $ 2,492,935     $ 2,098,773
Operating margin ...................................        194,660          99,126          91,850          96,806          78,477
General and administrative expenses ................         68,057          47,817          36,585          41,103          31,659
Depreciation and amortization expense ..............         44,913           8,378           7,594           7,221           6,790
Net income (3) .....................................    $    92,705     $    42,101     $    45,997     $    43,858     $    38,554

Pro forma income per common share (4) ..............    $      0.40     $      0.28     $      0.30     $      0.30     $      0.25
Net income per common share (5) ....................    $      0.82             n/a             n/a             n/a             n/a
Weighted average common and common
   equivalent shares outstanding ...................        113,176          97,804          97,804          97,804          97,804

CASH FLOW DATA:
Cash flows from operating activities ...............    $    90,648     $    17,170     $    20,292     $    66,869     $    24,577
Cash flows from investing activities ...............       (310,623)        (38,376)         (7,911)        (21,024)        (38,754)
Cash flows from financing activities ...............        221,022          18,959         (46,418)        (19,816)        (12,930)

OTHER FINANCIAL DATA:
EBITDA (6) .........................................    $   142,538     $    57,716     $    57,553     $    58,299     $    49,902
Dividends or distributions to partners .............          9,253          14,041          14,118          19,816          16,418
Capital expenditures and investments (7) ...........        309,595          47,014          16,464          12,197          38,754


                                                                                    AS OF DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                          1995 (1)        1994 (2)         1993            1992            1991
                                                        -----------     -----------     -----------     -----------     -----------
                                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets......................................    $   762,939     $   445,782     $   402,602     $   385,334     $   342,071
Current liabilities.................................        705,674         404,144         375,662         357,946         319,105
Property and equipment, net (8).....................        948,511         114,062          84,539          90,037          83,637
Total assets........................................      1,875,252         645,471         512,534         480,458         421,685
Long-term debt......................................        522,764          33,000           ---            19,800          32,300
Total equity........................................        552,380         152,213         120,689          88,745          61,570

- ------------------------------------

(1) The Combination was accounted for under the purchase method of accounting and, because the Clearinghouse Owners acquired approximately 82 percent of NGC, for accounting purposes Clearinghouse was considered the acquiring company. Accordingly, the purchase price was allocated to the Trident assets acquired and liabilities assumed based on their estimated fair values as of March 1, 1995, the effective date of the Combination for accounting purposes, and the results of operations include Trident's operations from March 1, 1995, forward.
(2) Results for the year ended December 31, 1994, include the effects of a change to mark-to-market accounting for fixed-price natural gas transactions. See Note 3 to the Notes to the Consolidated Financial Statements for more information.
(3) Net income does not include a provision for federal income taxes, other than minimal amounts on the taxable income of Clearinghouse's corporate subsidiaries, for the years ended December 31, 1994, 1993, 1992 and 1991, respectively.
(4) Pro forma net income per common and common equivalent share is based on reported net income for the period adjusted for the incremental statutory federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity. The weighted average shares outstanding for the year ended December 31, 1995, is based on the weighted average number of common shares outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive. Pro forma weighted average shares outstanding of 97.8 million shares for the years ended December 31, 1994, 1993, 1992 and 1991, respectively, give effect to the terms of the Combination and the common stock equivalent shares outstanding as of the effective date of the Combination assuming a common stock market price of $12 in all periods.
(5) Net income per common and common equivalent share is based on reported net income for the period. The weighted average shares outstanding for the year ended December 31, 1995, is based on the same parameters as discussed in footnote (4).
(6) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to service its debt and to make capital expenditures, not as a measure of operating results, and is not presented in the Consolidated Financial Statements.
(7)      Includes cash paid in 1995 for Trident NGL Holding, Inc.
(8) The 1992 amount of $90.0 million includes $16.4 million of property, plant and equipment classified as held for sale. These assets were sold in March 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

COMPANY PROFILE

         The Company is a leading North American marketer of natural gas, natural gas liquids, crude oil and electric power and is engaged in natural gas gathering, processing and transportation through ownership and operation of natural gas processing plants, storage facilities and pipelines. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a "one-stop" energy commodity and service provider. Through joint ventures in both Canada and the United Kingdom, the Company has expanded geographically its vision of providing customers with multiple energy commodity needs combined with cost-effective products and value-added services.

         From inception of operations in 1984 until 1990, the Company limited its activities primarily to natural gas marketing. Since 1990, the Company has expanded its core business operations to now include natural gas marketing, natural gas gathering and processing, and the marketing of natural gas liquids, crude oil and electric power. Beginning in 1994, the Company initiated gas gathering, processing and marketing operations in Canada through NCL, a joint venture with NOVA Corporation ("NOVA"), and energy marketing operations in the United Kingdom through Accord, a joint venture with British Gas plc ("British Gas"). NOVA and British Gas are both major NGC shareholders.

         NGC's operations are divided into two segments: the Natural Gas and Electric Power Marketing Segment ("Marketing") and the Natural Gas Liquids, Crude Oil and Gas Transmission Segment ("Liquids"). Marketing consists of subsidiaries engaged in the business of; contracting to purchase specific volumes of natural gas from suppliers at various points of receipt to be supplied over a specific period of time; aggregating natural gas supplies and arranging for the transportation of these gas supplies through proprietary and third-party transmission systems; negotiating the sale of specific volumes of natural gas over a specific period of time to local distribution companies, utilities, power plants and other end-users; and matching natural gas receipts and deliveries based on volumes required by customers. Marketing also includes the operations of Electric Clearinghouse Inc., a provider of electric power products and services in the United States. Liquids consists of subsidiaries engaged in the business of natural gas gathering and processing, fractionation, NGL marketing, natural gas transmission and crude oil marketing. The Company's natural gas liquids business complements its natural gas marketing business by providing the Company's customers with a full range of NGL products and related services.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

         This Annual Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", and "expect" are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on NGC's results of operations and financial condition are: (i) competitive practices in the industries in which NGC competes, (ii) fluctuations in energy commodity prices which have not been properly hedged or which are inconsistent with NGC's open position in its energy marketing activities, (iii) environmental liabilities to which NGC may become subject in the future which are not covered by indemnity or insurance, and (iv) the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general and NGC's operations in particular.

ACQUISITION OF GAS MARKETING AND MIDSTREAM ASSETS

         On January 22, 1996, NGC and Chevron jointly announced they had entered into exclusive negotiations to merge substantially all of Chevron's gas gathering, processing and marketing operations with NGC. The combined company, which may retain the name NGC Corporation, will include all of NGC and most of two Chevron business units: the Houston-based

Natural Gas Business Unit and Tulsa-based Warren Petroleum Company. As part of the proposed transaction, NGC will market virtually all of Chevron's North American natural gas production, NGLs and electricity as well as supply energy and feedstock to virtually all of Chevron's refineries, chemical plants and other North American facilities. For its contribution, Chevron will receive a total of 45.8 million shares in the new company, in a combination of common and preferred stock, and $300 million in cash and notes. Following consummation of the transaction, Chevron, British Gas and NOVA will each own approximately 25 percent of the outstanding common stock of the new company. The proposed transaction is expected to be finalized in the second quarter of 1996.

         The combination of NGC and the two Chevron business units will make the combined company the leading marketer of natural gas in North America, with average daily sales in excess of 10 billion cubic feet, or an estimated 14 percent of total North American gas consumption. The proposed transaction will also establish NGC as the second largest producer and largest marketer of NGLs in North America, with production of approximately 140,000 barrels per day and sales of approximately 470,000 barrels per day. In addition, the proposed transaction will allow NGC to expand its international operations and will provide Chevron with an enhanced stake in the developing U.S. electric power marketing industry.

IMPACT OF PRICE FLUCTUATIONS

         Marketing's operating margin, exclusive of risk management activities, is relatively insensitive to commodity price fluctuations since most of this segment's purchase and sales contracts do not contain fixed-price provisions. Generally, the prices contained in these contracts are tied to a current or index price and, therefore, adjust with changes in overall market conditions. Commodity price fluctuations can, however, have a significant impact on the operating margin derived from the segment's risk management activities. The impact depends, in large part, on NGC's net open position and the magnitude of any price fluctuation.

         Portions of the Liquids businesses are sensitive to commodity price fluctuations. Operating margin associated with natural gas gathering and processing activities is sensitive to changes in NGL prices and to a lesser extent, natural gas prices. Straddle plants are more sensitive to changing prices than field plants because field plant margins are impacted primarily by fluctuations in NGL prices. Straddle plant margins are impacted by changes in, and the relationship between, NGL and natural gas prices. In the NGL marketing business, NGC enters into contracts with third-party gas plants and producers which, when favorable gas processing economics exist, allow the Company to process natural gas at such third-party plants and market the extracted NGLs and residue gas. Like straddle plant margins, operating margins associated with such third-party processing activities are not only sensitive to changes in both NGL and natural gas prices, but also the relationship between the two.

SEASONALITY

         NGC's revenue and operating margin are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas and NGLs. Marketing's sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Liquids is also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. NGL prices typically increase during the winter season due to greater heating requirements.

EFFECT OF INFLATION

         Although NGC's operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

RESULTS OF OPERATIONS

         On March 14, 1995, Clearinghouse consummated a strategic Combination with Holding, and the combined entities were renamed NGC Corporation. The Combination was accounted for under the purchase method of accounting and, because the Clearinghouse Owners acquired approximately 82 percent of the outstanding shares of NGC, Clearinghouse was considered the acquiring company for accounting purposes. Accordingly, the purchase price was allocated to the Trident assets acquired and liabilities assumed based on their estimated fair values as of March 1, 1995, the effective date of the Combination for accounting purposes. The results of operations presented in the consolidated financial statements contained elsewhere herein include Trident's results from March 1, 1995, forward. The December 31, 1994 and 1993 consolidated balance sheets and the consolidated statements of operations and of cash flows for each of the years ended December 31, 1994 and 1993 reflect the financial position and operating results of Clearinghouse. The following table reflects certain operating and financial data for the Company's business segments and subsegments for the years ended December 31, 1995, 1994 and 1993.

                                                                                     For the Year ended December 31,
                                                                              ------------------------------------------
                                                                                 1995             1994            1993
                                                                              ----------        --------        --------
                                                                                            ($ in Millions)
Natural Gas and Electric Power Marketing Segment:
    Operating margin ...............................................          $     63.8        $   78.4        $   68.5
    Natural Gas Marketing -
           Average sales volume per day (Bcf/d):
               U.S.(1) .............................................                 3.5             3.5             2.9
               Canada (2) ..........................................                 2.3             0.5          --
               U.K. (3) ............................................                 0.3          --              --
    Electric Power Marketing -
           Gross sales volumes (Gigawatt Hours) ....................                 3.5          --              --
           Average megawatts per hour ..............................               402            --              --
Natural Gas Liquids, Crude Oil and Gas Transmission Segment:
    Operating margin ...............................................          $    130.9        $   20.7        $   23.4
    Natural Gas Processing -
           Operating margin ........................................          $     75.8        $   13.5        $   19.8
           Gross gallons processed (MMGals) ........................             1,115.9           252.4           224.3
           Net gallons processed (MMGals) ..........................               889.3           167.2           152.4
    Fractionation (4) -
           Operating margin ........................................          $     15.2          --              --
           Gallons received for fractionation (MMGals) .............             1,756.5          --              --
    Liquids and Crude Oil Marketing and Other -
           Operating margin ........................................          $     39.9        $    7.2        $    3.6
           NGL marketing - sales volumes (MMGals) ..................             1,849.0           363.1           319.9
           Crude oil marketing - sales volumes (MBbls) .............                60.9            47.4            26.6

- --------------

     (1) Includes 0.1 Bcf/d in intercompany gas sales for the year ended December 31, 1995.
     (2)  Represents volumes marketed through NGC's Canadian affiliate, NCL.
     (3)  Represents volumes marketed through NGC's U.K. affiliate, Accord.
     (4) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.

YEAR ENDED DECEMBER 31, 1995, COMPARED WITH YEAR ENDED DECEMBER 31, 1994

        NGC's net income for the year ended December 31, 1995, increased to $92.7 million, or $0.82 per share, compared with $42.1 million for Clearinghouse for the comparable 1994 period. Net income for the 1995 period includes a non-recurring income tax benefit of $45.7 million, or $0.40 per share, related to the Combination and an after-tax charge of $1.1 million, or $0.01 per share, related to tornado damage at a gas processing plant. Income before income taxes totaled $65.2 million for the year ended December 31, 1995, a $21.1 million increase over the comparable 1994 period. Cash flows from operating activities increased to $90.6 million in 1995 compared with $17.2 million reported in 1994. The increase in both net income and operating cash flow is largely a result of the positive financial effect of the Combination, including the synergies realized therefrom, and the earnings contributed by the Company's international joint ventures, NCL and Accord.

        Operating margin was $194.7 million in 1995 compared with $99.1 million in 1994, an increase of $95.6 million. The increase reflects improvement in the Liquids operating margin of $110.2 million offset by a $14.6 million decline in Marketing's operating margin. Operating income was $81.7 million in 1995 compared with $42.9 million for the equivalent 1994 period, an increase of $38.8 million. Increases in both operating margin and operating income are generally attributable to the Combination.

        The Company's equity in the earnings of its unconsolidated affiliates totaled $21.1 million for the year ended December 31, 1995, more than five times the earnings recognized in the comparable 1994 period. NCL and Accord, which both began significant operations during the latter half of 1994, contributed an aggregate $19.2 million to pretax earnings in 1995 as compared with $3.2 million in 1994. Aggregate sales volumes for NCL and Accord, which averaged 2.6 Bcf/d for the year and 3.6 Bcf/d for the quarter ended December 31, 1995, respectively, reflect NGC's growing international market share. The remaining $1.9 million of equity earnings for the year ended December 31, 1995, was primarily attributable to the Company's 38.75 percent ownership interest in Gulf Coast Fractionators ("GCF").

        Interest expense increased to $32.4 million in 1995 as compared with $2.4 million in the comparable 1994 period. The increase is reflective of higher outstanding debt balances resulting primarily from debt assumed in conjunction with the Combination and long-term borrowings for capital expenditures and investments in unconsolidated affiliates made during 1995.

        Other expenses of $8.2 million reported for the year ended December 31, 1995, include a $1.8 million pretax charge for tornado damage at a gas processing plant, $2.4 million in minority interests in certain majority owned subsidiaries and other miscellaneous non-recurring costs and expenses.

        The Company reported an income tax benefit of $27.5 million on pretax income of $65.2 million for the year ended December 31, 1995, which compares with an income tax provision of $2.0 million on pretax income of $44.1 million for the comparable 1994 period. Reported results for 1994 do not include a provision for federal income tax, other than minimal amounts on taxable income of Clearinghouse's corporate subsidiaries, as the majority of Clearinghouse's earnings for the period were taxed as partnership income. During the first quarter of 1995, the Company recognized a $45.7 million income tax benefit in connection with the Combination. The income tax benefit, that can be used to reduce NGC's future income tax liabilities, was a result of the recognition of the excess tax basis held by certain Clearinghouse partners. After giving effect to the one-time benefit, the 1995 income tax provision totaled $18.2 million, an effective rate of 28 percent. The difference between the effective rate and the statutory rate is primarily attributed to pre-combination earnings of Clearinghouse that were predominantly taxed as partnership income and permanent differences associated with certain foreign equity investments.

NATURAL GAS AND ELECTRIC POWER MARKETING

        Marketing reported operating margin of $63.8 million for the year ended December 31, 1995, compared with $78.4 million for the comparable 1994 period. Although domestic natural gas marketing volumes were essentially constant between the two periods, gas marketing margins were lower in 1995 as compared with 1994, principally due to strong risk management margins and exceptionally strong physical gas marketing margins achieved in the first quarter of 1994 as a result of strong demand created by significantly colder weather in that period. Also, physical gas marketing margins were lower during the first half of 1995 resulting from decreased demand due to moderate temperatures and increased competition. Marketing's strong fourth quarter 1995 operating margin of $27.4 million, which was $9.7 million higher than the comparable 1994 period, was not enough to offset the lower operating margin realized in the first half of 1995. Included in 1995's operating margin is $6.8 million related to a service agreement between NGC Futures, Inc. ("NGCF"), a wholly owned subsidiary of NGC, and NCL whereby NGCF provides NCL and its affiliates natural gas marketing and risk management services. As a result of this service agreement, NGC and its subsidiaries share disproportionately in NCL's economic returns resulting from the services provided.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

        Liquids reported operating margin of $130.9 million for the year ended December 31, 1995, compared with $20.7 million for the equivalent 1994 period. Financial results for 1995 were positively impacted by the Combination and the synergies realized from that acquisition, the acquisition and efficient operation of the Ozark Gas Transmission System and improved liquids processing margins. Natural gas processing volumes and NGL marketing sales volumes increased substantially in 1995, compared with 1994, principally as a result of the Combination. The Company also acquired all of its fractionation capacity in the Combination.

PRO FORMA FOR THE YEARS ENDED DECEMBER 31, 1995, AND 1994

        The pro forma information provided below gives effect to the Combination as if it had occurred on January 1, 1994, and, accordingly, combines the activities of both Clearinghouse and Trident for each period. These pro forma results do not give effect to any cost savings expected as a result of the Combination. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the Combination occurred at the beginning of the periods presented nor does it purport to indicate the future results of the Company.

                                                                              FOR THE YEAR ENDED
                                                                                  DECEMBER 31,
                                                                    -------------------------------------
                                                                      1995                          1994
                                                                    --------                       ------
                                                                                ($ IN MILLIONS)
Natural Gas and Electric Power Marketing Segment:
        Operating margin                                                $63.8                       $78.4
        Natural Gas Marketing -
             Average sales volume per day (Bcf/d):
                    U.S. (1)                                             3.5                          3.5
                    Canada (2)                                           2.3                          0.5
                    U.K. (3)                                             0.3                          ---
        Electric Power Marketing -
             Gross sales volumes (Gigawatt Hours)                        3.5                          ---
             Average megawatts per hour                                402                            ---
Natural Gas Liquids, Crude Oil and Gas Transmission Segment:
Operating margin                                                      $144.6                       $109.0
        Natural Gas Processing -
             Operating margin                                          $86.2                        $73.9
             Gross gallons processed (MMGals)                        1,287.0                      1,255.3
             Net gallons processed (MMGals)                          1,028.4                      1,072.1
        Fractionation (4) -
             Operating margin                                          $17.0                        $19.5
             Gallons received for fractionation (MMGals)             2,061.7                      2,071.1
        Liquids and Crude Oil Marketing and Other -
             Operating margin                                          $41.4                        $15.6
             NGL marketing - sales volumes (MMGals)                  2,086.0                      1,829.6
             Crude oil marketing - sales volumes (MMBbls)               60.9                         47.4

- --------------
     (1) Includes 0.1 Bcf/d in intercompany gas sales for the year ended December 31, 1995.
     (2)  Represents volumes marketed through NGC's Canadian affiliate, NCL.
     (3)  Represents volumes marketed through NGC's U.K. affiliate, Accord.
     (4) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.


        On a pro forma basis, net income for the year ended December 31, 1995, was $46.1 million, or $0.39 per share, compared with $25.1 million, or $0.21 per share, for the same period in 1994. Pro forma 1995 net income excludes the aforementioned non-recurring income tax benefit of $45.7 million. Pro forma operating margin increased $21.0 million to $208.4 million as compared with $187.4 million in the equivalent 1994 period. The increase in pro forma operating margin reflects a higher Liquids operating margin as a result of increased volumes in natural gas processing and NGL and crude oil marketing and improved Liquids' margins in 1995 as compared with 1994. The improved Liquids' operating margin was offset by a lower Marketing operating margin due principally to lower physical gas marketing margins in 1995 as compared with 1994 generally as a result of the same factors that affected the actual results for the years ended December 31, 1995 and 1994, discussed previously.

YEAR ENDED DECEMBER 31, 1994, COMPARED WITH YEAR ENDED DECEMBER 31, 1993

        Net income for the year ended December 31, 1994, was $42.1 million as compared with $46.0 million for the year ended December 31, 1993. The decrease in net income was primarily attributable to a decline in the performance of Liquids and an increase in general and administrative expense that was partially offset by the improved profitability of Marketing. Cash flow from operating activities decreased $3.1 million to $17.2 million in 1994 as compared with the $20.3 million reported in 1993. The decrease in operating cash flows was principally a result of lower net income in 1994 as compared with 1993 and changes in working capital.

        Operating margin totaled $99.1 million in 1994 as compared with $91.9 million in 1993. The $7.2 million increase was mainly due to increased Marketing earnings, which were partially offset by the decreased profitability of Liquids as a result of lower NGL prices. Operating income totaled $42.9 million for the year ended December 31, 1994, as compared with $47.7 million for the comparable 1993 period. The $4.8 million decline in operating income was generally attributed to an $11.2 million increase in general and administrative expenses, resulting principally from higher personnel costs required to support Clearinghouse's natural gas and electric power marketing businesses, partially offset by the aforementioned increase in operating margin. Depreciation and amortization expense was $0.8 million higher in 1994 as compared with 1993 as a result of a higher average investment in property, plant and equipment in 1994 as compared with 1993.

        Interest expense increased to $2.4 million in 1994, as compared with $1.8 million in the comparable 1993 period. The increase is reflective of higher outstanding debt balances resulting primarily from higher average long-term borrowings for capital expenditures.

        As discussed previously, prior to the Combination, Clearinghouse's income was not subject to federal income tax, other than minimal amounts on the taxable income of Clearinghouse's corporate subsidiaries. The income tax provisions in 1994 and 1993 were not material to Clearinghouse's reported net income in either period.

NATURAL GAS AND ELECTRIC POWER MARKETING

        Marketing reported operating margin of $78.4 million for the year ended December 31, 1994, compared with $68.5 million for the comparable 1993 period, an increase of $9.9 million. This increase was primarily attributable to increased natural gas sales volumes of more than 0.6 Bcf/d. The increase in natural gas sales volumes was primarily attributable to Clearinghouse's successful long-term contracting efforts resulting from the implementation of Order 636, as well as the continued growth in Clearinghouse's gas marketing business in general.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

        Liquids reported operating margin of $20.7 million for the year ended December 31, 1994, compared with $23.4 million for the equivalent 1993 period, a decrease of $2.7 million. The decrease was primarily attributed to lower NGL prices; the suspension, from August 1993 to early December 1994, of NGL recovery activities at Clearinghouse's Stingray gas processing facility due to a change in the NGL content of its gas supply; and the March 1993 sale of Clearinghouse's 50 percent interest in NGC Anadarko Gathering Systems, Inc. These factors more than offset the increases in NGL and crude oil sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

        NGC has historically relied upon operating cash flow and borrowings under its credit facilities for its liquidity and capital resource requirements. As a result of the Company's continued positive operating results, combined with the liquidity and flexibility provided by available funds under its credit facilities, the Company believes it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures, debt service and costs associated with the proposed Chevron transaction.

OPERATING CASH FLOW

        The Company's cash flow from operating activities differs from reported net income primarily as a result of depreciation and amortization, undistributed earnings of its unconsolidated affiliates, deferred income taxes, timing differences associated with risk management activities and net changes in working capital components. The following describes generally the impact working capital changes may have on the Company's operating cash flow from period to period.

        ACCOUNTS RECEIVABLE. Generally, the level of NGC's accounts receivable is impacted primarily by sales volumes and prices. Given the impact of seasonal demand factors on the Company's sales volumes and the prices of natural gas, NGLs and crude oil, NGC's accounts receivable are typically higher in the winter months than during the balance of the year.

        INVENTORIES. Historically, the Company has maintained varying levels of natural gas, NGL and crude oil inventories. Due to seasonal demand factors, natural gas and NGL inventories are typically purchased during the summer months and sold during the winter months. Inventory volumes include product in pipelines, referred to as "line fill", which represents perpetual inventory volumes. Otherwise, a large part of the Company's product inventories held as of a year-end are expected to be sold during the first quarter of the following year. Inventory purchases are generally discretionary and not a prerequisite to maintaining deliveries or sales due to the availability of supplies through term contracts and spot market purchasing activities. However, periodic inventory accumulations allow the Company to capture peak deliverability opportunities and to take advantage of expected seasonal price differentials. Material and supplies inventory, used primarily at the Company's processing plants and fractionation facilities, typically turnover more slowly than product inventory volumes.

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

THE COMBINATION

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

REVOLVING CREDIT FACILITY

        On March 14, 1995, the Company entered into the Credit Agreement, which established a five-year $550 million revolving credit facility. The revolving credit facility provides for letters of credit (up to $150 million) and borrowings for working capital, capital expenditures and general corporate purposes of up to $550 million in the aggregate. The $550 million commitment under the revolving credit facility reduces by $22.5 million each quarter beginning in March 1998 and continuing through maturity. Generally, borrowings under the Credit Agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's debt to capitalization ratio. The margin at December 31, 1995, was 0.5 percent and the average interest rate applicable to borrowings under the Credit Agreement approximated 6.3 percent. During the first quarter of 1995, NGC entered into arrangements with financial institutions that effectively capped the base Eurodollar rate on $100 million of borrowings at rates between 8.5 percent and 9.1 percent through January 1998. The Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. At December 31, 1995, letters of credit and borrowings outstanding under the Credit Agreement aggregated $199 million and unused borrowing capacity under the revolving credit facility approximated $351 million.

SHELF REGISTRATION OF $250 MILLION OF SENIOR NOTES

        During 1995, NGC filed with the Securities and Exchange Commission a shelf registration that provides for the issuance of $250 million of debt securities pursuant to Rule 415 of the Securities Act of 1933. On December 15, 1995, under this shelf registration, the Company sold $150 million of 6.75% Senior Notes due December 15, 2005. The Notes were issued at a price of 99.984 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $149 million. Proceeds from the sale of these Notes were used to retire outstanding indebtedness under the Credit Agreement. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 1996. The Notes represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by the following subsidiaries of the Company: Natural Gas Clearinghouse; Trident NGL, Inc.; NGC Energy Resources, Limited Partnership; NGC Liquids Marketing, Inc.; NGC Oil Trading and Transportation, Inc.; NGC Futures, Inc.; HUB Services, Inc.; NGC Storage, Inc.; NGC Anadarko Gathering System, Inc.; Trident Gas Marketing, Inc.; Trident NGL Pipeline Company; Kansas Gas Supply Corporation; Trident Acquisition Corp.; NGC U.K. Ltd.; and NGC Canada, Inc. (collectively "Subsidiary Guarantors"). Upon issuance, the Notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of the Notes.

        Separate financial statements of each Subsidiary Guarantor have not been provided herein because management has determined that such information would not be material to investors as the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors is substantially equivalent to the Company's consolidated assets, liabilities, earnings and equity. The Company also has direct and indirect subsidiaries that are not Subsidiary Guarantors (collectively "Non-guarantor Subsidiaries").These Non-guarantor Subsidiaries, both individually and in the aggregate, are inconsequential to NGC (and its accounting predecessor - Clearinghouse) as of and for each of the three years in the period ended December 31, 1995.

TRIDENT NOTES

        At December 31, 1995, Trident had outstanding $105 million principal amount of 10.25% Subordinated Notes due 2003 (interest payable semi-annually in arrears each April and October) and $65 million principal amount of 14% Senior Subordinated Notes due 2001 (interest payable semi-annually in arrears each February and August). Beginning in 1998, corresponding with the first call dates, the Company may repurchase the Subordinated Notes and Senior Subordinated Notes at 104.5 percent and 107 percent of the principal amount, respectively, with such reacquisition prices reducing as the notes mature. The indentures covering the Subordinated Notes and Senior Subordinated Notes contain covenants that, among other things, require Trident to meet certain financial tests; limit the amount of investments, dividends and asset sales that can be made by Trident; and restrict the ability of Trident and its subsidiaries to incur additional indebtedness, create or permit liens and engage in certain transactions. Although Trident's net assets at December 31, 1995, approximated $350 million, management does not believe that the terms of the indentures materially restrict the ability of Trident to transfer funds to the Company given that Trident is a Subsidiary Guarantor combined with the level of advances made by NGC to Trident. The unamortized premium balance associated with each of the Subordinated Notes and Senior Subordinated Notes represents a fair value adjustment to the aggregate principal balance of the notes recognized as part of the Combination. The unamortized premium balance of $18.9 million at December 31, 1995, is being amortized using the interest method.

CAPITAL EXPENDITURES, COMMITMENTS AND DIVIDEND REQUIREMENTS

        The Company's business strategy has been to grow horizontally across all sectors of the midstream energy business segment through strategic acquisitions or construction of core operating facilities in order to capture the significant synergies which management believes exist among these types of assets and NGC's natural gas and NGL marketing businesses. For 1996, the Company has budgeted to spend approximately $175 million in connection with these efforts. Such expenditures do not contemplate planned expenditures associated with the Chevron acquisition discussed previously. Actual capital expenditures may vary from budgeted amounts due to many factors.

        During 1995, the Company spent approximately $310 million in acquisition and asset maintenance activities. The most significant component of cash used in investing activities during the 1995 period relates to the acquisition cost and related expenses associated with the Combination. The Company expended an additional $145 million for the acquisition of other assets, the most significant of which were Ozark, the Kerr-McGee pipeline and Pan Alberta Gas, through a contribution to NCL, as well as capital improvements at existing facilities and investments in other unconsolidated affiliates.

        During 1994 and 1993, the Company spent $38.4 million and $7.9 million, respectively, on investing activities. Such capital expenditures were used to maintain existing assets and to acquire additional midstream natural gas assets, namely gas processing plants and gathering systems.

        A wholly owned subsidiary of NGC is committed to expend its respective share of the construction costs related to the Avoca Natural Gas Storage construction project. Current cost estimates commit the Company to approximately $10 million of expenditures from 1996 through 1999. NGC and NGC Holding, Inc. have guaranteed the commitment by the wholly owned subsidiary.

        A subsidiary of the Company is committed to contribute approximately $10 million to Indeck, two partnerships which are engaged in the acquisition of electric power generating facilities. The contribution represents the Company's pro rata share of funds to be used for selected acquisitions. At December 31, 1995, the Company had paid $3.7 million of this commitment.

        Trident has guaranteed its pro rata share of the unfunded debt service reserve account of GCF. Trident's obligation under the guarantee at December 31, 1995, assuming Trident had to fund such obligation as of that date, approximated $3 million.
At December 31, 1995, GCF was in full compliance with its debt agreement.

        NGC currently declares an annual dividend of $0.05 per common share payable in quarterly installments. During 1995, NGC paid $9.3 million in dividends and distributions, principally to the Clearinghouse Owners and holders of record of the Company's outstanding shares of common stock. Prior to the Combination, Clearinghouse made distributions primarily to enable Clearinghouse's partners to pay tax liabilities incurred as a result of Clearinghouse generated income which was taken into account by the Clearinghouse partners in computing their personal income tax liabilities. Amounts distributed in 1994 and 1993 totaled $14.0 and $14.1 million, respectively.

ENVIRONMENTAL MATTERS

         NGC's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring and permitting at various operating facilities and the cost of remediation obligations. The Company's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number of assets operated by the Company subject to environmental regulation.

        To the Company's knowledge, it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental laws, regulations, orders and rules. Further, to the best of the Company's knowledge, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets that would have a material adverse effect on the Company's operations and financial condition. NGC's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment totaled $2.2 million in 1995. Total environmental expenditures for both capital and operating maintenance and administrative costs are not expected to exceed $4 million in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, the financial statement schedule and supplementary data of the Company are set forth at pages F-1 through F-27 inclusive, found at the end of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain of the information required by this Item 10 will be contained in the definitive Proxy Statement of the Company for its 1996 annual Meeting of Stockholders (the "Proxy Statement") under the heading "Proposal 1 -- Election of Directors" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995. Reference is also made to the information appearing in
Part I of this Annual Report on Form 10-K under the caption "Item 1A. Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be contained in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of certain of the Company's outstanding securities will be contained in the Proxy Statement under the heading "Principal Stockholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding related party transactions will be contained in the Proxy Statement under the headings "Principal Stockholders", "Proposal 1 -- Election of Directors" and "Executive Compensation -- Stock Option Grants" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

         The following documents, which have been filed by the Company with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this statement:

a. Financial Statements and Supplemental Data.
     Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8. of this Form 10-K.

b. Financial Statement Schedule.
     The condensed financial statements of the registrant is incorporated under
     Item 8 of this Form 10-K.

c. Exhibits.
     The following instruments and documents are included as exhibits to this Form 10-K.

EXHIBIT
NUMBER         DESCRIPTION

 2.1    --     Letter of Intent, dated August 4, 1994, between Trident NGL
               Holding, Inc. and Natural Gas Clearinghouse.(10)

 2.2    --     Combination Agreement and Plan of Merger, dated October 21, 1994, among Trident NGL Holding, Inc., Natural Gas Clearinghouse,
               British Gas General Partner Inc., British Gas Limited Partner
               Inc., British Gas NGC L.P., NOVA NGC, Inc., Participating
               Employee Partners, C. L. Watson, Inc., Stephen W. Bergstrom,
               Inc., Gilbert Burciaga, Inc., A. R. Cipriani, Jr., Inc., David C.
               Feldman, Inc., James T. Hackett, Inc., H. Keith Kaelber, Inc.,
               Kenneth E. Randolph, Inc., Donald R. Sinclair, Inc. and Jacob S.
               Ulrich, Inc.(11)

EXHIBIT
NUMBER         DESCRIPTION

 3.1    --     Certificate of Incorporation of NGC Corporation.(5)

 3.2    --     Amended and Restated By-Laws of NGC Corporation.(17)

 4.1    --     Indenture, dated as of September 9, 1993, between Trident NGL,
               Inc. and Ameritrust Texas National Association, as Trustee.(6)

 4.2    --     Form of Senior Subordinated Note (included in Exhibit 4.1).

 4.3    --     Indenture, dated as of August 30, 1991, between Trident NGL, Inc.
               and Ameritrust Texas National Association, as Trustee.(1)

 4.4    --     Form of Senior Subordinated Note (included in Exhibit 4.3).

 4.5    --     Note Purchase Agreement, dated as of August 30, 1991, by and among Trident NGL, Inc. and the Purchasers named therein.(2)

 4.6    --     Indenture, dated as of April 15, 1993, between Trident NGL, Inc.
               and The First National Bank of Boston, as Trustee.(4)

 4.7    --     Form of Subordinated Note (included in Exhibit 4.6).

 4.8    --     First Supplemental Indenture, dated as of April 15, 1993, between
               Trident NGL, Inc. and Ameritrust Texas National Association, as
               Trustee.(4)

 4.9    --     Second Supplemental Indenture, dated as of September 9, 1993, between Trident NGL, Inc. and Ameritrust Texas National
               Association, as Trustee.(6)

 4.10   --     Waiver and Agreement, dated as of October 31, 1993, by and among
               Trident NGL Holding, Inc. and the other parties signatory thereto.(5)

 4.11   --     Lock-up Agreement, dated November 9, 1993, by and among
               Donaldson, Lufkin & Jenrette Securities Corporation, Kidder,
               Peabody & Co. Incorporated, Morgan Stanley & Co., Incorporated,
               S. G. Warburg & Co., Inc., as Representatives of the U.S.
               Underwriters; Donaldson, Lufkin & Jenrette Securities
               Corporation, S. G. Warburg Securities, Kidder, Peabody
               International Limited and Morgan, Stanley International as
               Representatives of the International Managers; and the other parties signatory thereto.(5)

 4.12   --     Warrant exercisable for 6,228 shares of Common Stock of NGC
               Corporation registered in the name of J. Otis Winters.(5)

 4.13   --     Terms of the Contingent Right of Certain Trident stockholders to receive the Contingent Shares.(12) (See Appendix IV to the Proxy
               Statement/Prospectus.)

 4.14   --     Terms of the NGC Partners Right to receive the Contingent
               Shares.(12) (See Appendix V to the Proxy Statement/Prospectus.)

 4.15   --     Credit Agreement dated as of March 14, 1995, among NGC
               Corporation and The First National Bank of Chicago, individually and as agent, The Chase Manhattan Bank National Association and
               Nations Bank of Texas N.A., individually and as co-agent, and certain other lenders named therein. (14)

EXHIBIT
NUMBER         DESCRIPTION

 4.16   --     Indenture, dated as of December 11, 1995, between NGC
               Corporation, the Subsidiary Guarantors named therein and The
               First National Bank of Chicago, as Trustee. (13)

 4.17   --     Form of Senior Notes (included in Exhibit 4.16).

 10.1   --     Stock Purchase Agreement, dated as of August 30, 1991, among
               Trident NGL Holding, Inc., Trident NGL Holding Subsidiary, Inc.,
               HM/Trident, L.P., OXY NGL Inc. and the other purchasers listed on
               Schedule I thereto.(1)

 10.2   --     Amended and Restated Stockholders Agreement, dated as of April
               15, 1993, among Trident NGL Holding, Inc., HM/Trident, L.P. and the other parties listed on Schedule I thereto.(9)

 10.3   --     Stock Purchase Agreement, dated as of April 15, 1993, among
               Trident NGL Holding, Inc., HM/Trident, L.P. and the other purchasers listed on Schedule I thereto.(9)

 10.4   --     Letter Agreement, dated as of February 5, 1993, between OXY NGL
               Inc. and Trident NGL Holding, Inc. regarding purchase of preferred stock of Trident NGL Holding, Inc. and Trident NGL
               Holding Subsidiary, Inc.(3)

 10.5   --     Agreement of Sale and Purchase of Assets, dated as of May 5,
               1991, as amended on June 6, 1991 and August 30, 1991, by and between OXY USA Inc. and Trident Energy, Inc.(1)

 10.6   --     Master Agreement on Gas Processing, dated as of May 5, 1991, by and between OXY USA Inc. and Trident NGL, Inc.(1)

 10.7   --     Agreement on Employment, Employee Benefits and Wages, dated as of
               August 30, 1991, by and between OXY USA Inc. and Trident NGL,
               Inc.(1)

 10.8   --     Product Sale and Delivery Agreement between Trident NGL, Inc.,
               OXY NGL Pipeline Company and OXY Petrochemicals, Inc. dated as of
               August 30, 1991.(1)

 10.9   --     Right of First Refusal Agreement, dated as of August 30, 1991, by and between OXY USA Inc. and Trident NGL, Inc. (Lake Charles facilities and Trident NGL Pipeline).(1)

 10.10  --     Right of First Refusal Agreement, dated as of August 30, 1991, by and between OXY USA Inc. and Trident NGL, Inc. (Hackberry storage facilities and terminal).(1)

 10.11  --     Amended and Restated Gulf Coast Fractionators Partnership
               Agreement.(7)

 10.12  --     Employment Agreement, dated as of July 9, 1991, by and between
               Bruce M. Withers, Jr. and Trident NGL, Inc.(1)

 10.13  --     Amendment to Employment Agreement, dated as of April 28, 1994, by and between Bruce M. Withers, Jr., Trident NGL Holding, Inc. and
               Trident NGL, Inc.(8)

 10.14  --     Second Amendment, dated as of October 21, 1994, to Employment
               Agreement, dated as of July 9, 1991, as amended, by and between Bruce M. Withers, Jr. and Trident NGL, Inc.

 10.15  --     Trident NGL, Inc. Savings Plan.(1)

EXHIBIT
NUMBER         DESCRIPTION

 10.16  --     Amendment No. 1 to Trident NGL, Inc. Savings Plan.(8)

 10.17  --     Amendment No. 2 to Trident NGL, Inc. Savings Plan.(9)

 10.18  --     Amendment No. 3 to Trident NGL, Inc. Savings Plan.(16)

 10.19  --     Trident NGL Holding, Inc. Amended and Restated 1991 Stock Option
               Plan.(5)

 10.20  --     Letter Agreement dated January 14, 1993 between Trident NGL, Inc.
               and The First National Bank of Boston, regarding interest rate swap transaction.(3)

 10.21  --     Letter Agreement dated January 14, 1993 between Trident NGL, Inc.
               and Chemical Bank, regarding interest rate exchange transaction.(3)

 10.22  --     Proprietary Software Agreement, dated as of August 30, 1991, by and between OXY USA Inc. and Trident NGL, Inc.(1)

 10.23  --     Stock Purchase Agreement between Trident NGL Holding, Inc. and J.
               Otis Winters.(6)

 10.24  --     Underwriting Agreement dated November 9, 1993, by and among
               Trident NGL Holding, Inc., Donaldson, Lufkin & Jenrette
               Securities Corporation, Kidder Peabody & Co. Incorporated, Morgan
               Stanley & Co. Incorporated and S. G. Warburg & Co. Inc., as
               Representatives of the U. S. Underwriters, and Donaldson, Lufkin
               & Jenrette Securities Corporation, Kidder, Peabody International
               Limited, Morgan Stanley International and S. G. Warburg
               Securities, as Representatives of the International Managers.(5)

 10.25  --     Agreement for the Construction, Ownership and Operation of the
               Mont Belvieu I Fractionation Facility between Trident NGL, Inc.
               and Union Pacific Fuels, Inc. dated November 17, 1993.(7)

 10.26  --     Lock-up Agreement, dated as of October 21, 1994, executed by BG
               Holdings, Inc. in favor of Trident NGL Holding, Inc.(12)

 10.27  --     Lock-up Agreement, dated as of October 21, 1994, executed by NOVA
               Gas Services (U.S.) Inc. in favor of Trident NGL Holding,
               Inc.(12)

 10.28  --     Lock-up Agreement, dated as of October 21, 1994, executed by C.
               L. Watson, Stephen W. Bergstrom, Gilbert Burciaga, A. R.
               Cipriani, Jr., David C. Feldman, Inc., James T. Hackett, H. Keith
               Kaelber, Kenneth E. Randolph, Donald R. Sinclair, and Jacob S.
               Ulrich in favor of Trident NGL Holding, Inc.(12)

 10.29  --     Agreement, dated as of October 21, 1994, between Hicks, Muse,
               Tate & Furst Incorporated ("HMTF") and Natural Gas
               Clearinghouse.(12)

 10.30  --     Agreement, dated as of October 21, 1994, among DLJ Capital
               Corporation, DLJ First ESC, L.L.C., and Natural Gas
               Clearinghouse.(12)

 10.31  --     Support Agreement, dated as of October 21, 1994, among DLJ
               Capital Corporation, DLJ First ESC, L.L.C., HMTF and Natural Gas
               Clearinghouse.(12)

EXHIBIT
NUMBER         DESCRIPTION

 10.32  --     Indemnification Agreements dated as of October 21, 1994, between
               Trident NGL Holding, Inc. and BG Holdings, Inc.(12)

 10.33  --     Indemnification Agreement, dated as of October 21, 1994, among
               Trident NGL Holding, Inc., NOVA Gas Services (U.S.) Inc. and NOVA
               Investments (U.S.) Inc.(12)

 10.34  --     Indemnification Agreements, dated as of October 21, 1994, between
               Trident NGL Holding, Inc. and each of C. L. Watson, Stephen W.
               Bergstrom, Gilbert Burciaga, A. R. Cipriani, Jr., James T.
               Hackett, H. Keith Kaelber, Kenneth E. Randolph, Donald R.
               Sinclair, and Jacob S. Ulrich, respectively.(12)

 10.35  --     Indemnification Agreement, dated as of October 21, 1994, among
               Trident NGL Holding, Inc. David C. Feldman, Inc. and David C.
               Feldman.(12)

 10.36  --     Administrative Services Agreement, dated as of October 21, 1994, between Trident NGL Holding, Inc. and NOVAGAS Clearinghouse
               Limited Partnership.(12)

 10.37  --     Master Services Contract, dated as of October 21, 1994, between
               Accord Energy Limited and Trident NGL Holding, Inc.(12)

 10.38  --     Stockholders Agreement, dated as October 21, 1994, among Trident
               NGL Holding, Inc. and certain of its Stockholders.(12)

 10.39  --     Stockholders Agreement, dated as of October 21, 1994, among
               Trident NGL Holding, Inc., HMTF, BG Holdings, Inc., NOVA Gas
               Services (U.S.) Inc. and certain other stockholders named therein.(12)

 10.40  --     Registration Rights Agreement, dated as of October 21, 1994, among Trident NGL Holding, Inc., BG Holdings, Inc., NOVA Gas
               Services (U.S.) Inc. and each of C. L. Watson, Stephen W.
               Bergstrom, Gilbert Burciaga, A. R. Cipriani, Jr., David C.
               Feldman, Inc., James T. Hackett, H. Keith Kaelber, Kenneth E.
               Randolph, Donald R. Sinclair, and Jacob S. Ulrich.(12)

 10.41  --     Investment Agreements dated as of October 21, 1994 by each of
               Gilbert Burciaga, Stephen W. Bergstrom, James T. Hackett, C. L.
               Watson, BG Holdings, Inc., Kenneth E. Randolph, Jacob S. Ulrich,
               David C. Feldman, NOVA Gas Services (U.S.), Inc., Donald R.
               Sinclair, H. Keith Kaelber and A. R. Cipriani, Jr. in favor of
               Trident NGL Holding, Inc. and each of the other parties to the Combination Agreement.(12)

 10.42  --     Release and Termination Agreement, dated as of October 21, 1994, among Trident NGL Holding, Inc., Trident NGL, Inc., HMTF and
               Natural Gas Clearinghouse.(12)

 10.43  --     Release and Termination Agreement, dated as of October 21, 1994, among Trident NGL Holding, Inc., Trident NGL, Inc., Donaldson
               Lufkin & Jenrette Securities Corporation and Natural Gas
               Clearinghouse.(12)

 10.44  --     Letter Agreement, dated as of October 21, 1994, by Apollo
               Investment Fund, L.P. in favor of Trident NGL Holding, Inc. and
               Natural Gas Clearinghouse.(12)

 10.45  --     Form of Investment Agreement, dated as of October 21, 1994, made by certain non-accredited investors who will receive shares of common stock in connection with the Combination and Trident NGL
               Holding, Inc.(12)

EXHIBIT
NUMBER         DESCRIPTION

 10.46  --     Employment Agreement, dated as of May 19, 1992, between C.L.
               Watson and Natural Gas Clearinghouse.(12)

 10.47  --     Employment Agreement, dated as of May 19, 1992, between Stephen
               W. Bergstrom and Natural Gas Clearinghouse.(12)

 10.48  --     NGC Corporation Employee Equity Option Plan.(12) (See Appendix
               III to the Proxy Statement/Prospectus).

 10.49  --     The Amended and Restated Natural Gas Clearinghouse Deferred
               Compensation Plan, dated February 28, 1992.(12)

 10.50  --     Natural Gas Clearinghouse Above Base Incentive Compensation Plan,
               as amended and restated, effective as of January 1, 1994.(12)

 10.51  --     Unanimous Shareholder Agreement dated February 25, 1994, among
               Novacorp International, Inc. (formerly NOVA Gas Services Ltd.),
               NGC Canada Inc. and Novagas Clearinghouse Ltd.(12)

 10.52  --     First Amendment to Unanimous Shareholders Agreement, dated May
               20, 1994, among Novacorp International, Inc. (formerly NOVA Gas
               Services Ltd.), NGC Canada Inc. and Novagas Clearinghouse
               Ltd.(12)

 10.53  --     Limited Partnership Agreement, dated February 25, 1994, among
               Novacorp International, Inc. (formerly NOVA Gas Services Ltd.),
               NGC Canada Inc. and Novagas Clearinghouse Ltd.(12)

 10.54  --     Amended and Restated Lease Agreement entered into June 3, 1992, between Cypress Crossing Venture, as Landlord, and Natural Gas
               Clearinghouse, as Tenant.(12)

 10.55  --     First Amendment to Amended and Restated Lease Agreement dated effective as of November 1, 1992, between Cypress Crossing
               Venture and Natural Gas Clearinghouse.(12)

 10.56  --     Second Amendment to Amended and Restated Lease Agreement dated effective as of May 1, 1994, between Cypress Crossing Venture and
               Natural Gas Clearinghouse.(12)

 10.57  --     Amended Contract for Processing Gas, dated January 1, 1995, by and between Amoco Production Company and Trident NGL, Inc.(15)

 10.58  --     Exclusivity Agreement dated January 21, 1996, among NGC
               Corporation and Chevron Corporation.(16)

 22.1   --     Subsidiaries of the Registrant.(17)

+23.1   --     Consent of Arthur Andersen LLP.
- ----------------
+ Filed herewith.

(1) Incorporated by reference to exhibits to the Registration Statement of Trident NGL, Inc. on Form S-1, Registration No. 33-43871.

(2) Incorporated by reference to exhibits to the Registration Statement of Trident NGL, Inc. on Form S-1, Registration No. 33-46416.

(3) Incorporated by reference to exhibits to the Registration Statement of Trident NGL, Inc. on Form S-1, Registration No. 33-59200.

(4) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1993 of Trident NGL, Inc. Commission File No. 1-11156.

(5) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993 of Trident NGL Holding, Inc., Commission File No. 1-11156.

(6) Incorporated by reference to exhibits to the Registration Statement of Trident NGL Holding, Inc. on Form S-1, Registration No. 33-68842.

(7) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993 of Trident NGL Holding, Inc., Commission File No. 1-11156.

(8) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1994 of Trident NGL Holding, Inc., Commission File No. 1-11156.

(9) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1994 of Trident NGL Holding, Inc., Commission File No. 1-11156.

(10) Incorporated by reference to exhibits to the Current Report on Form 8-K of Trident NGL Holding, Inc., Commission File No. 1-11156, dated August 4, 1994.

(11) Incorporated by reference to exhibits to the Current Report on Form 8-K of Trident NGL Holding, Inc., Commission File No. 1-11156, dated October 21, 1994.

(12) Incorporated by reference to exhibits to the Registration Statement of Trident NGL Holding, Inc. on Form S-4, Registration No. 33-88907.

(13) Incorporated by reference to the Registration Statement of NGC Corporation on Form S-3, Registration No. 33- 97368.

(14) Incorporated by reference to exhibits to the current report on Form 8-K of NGC Corporation, Commission File 1-11156, dated March 14, 1995.

(15) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of NGC Corporation, Commission File No. 1-11156.

(16) Incorporated by reference to exhibits to the current report on Form 8-K of NGC Corporation, Commission File 1-11156, dated January 21, 1996.

(17) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, of NGC Corporation, Commission File No. 1-11156.

(b)  Reports on Form 8-K of NGC Corporation.

          Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated December 20, 1995 (On December 20, 1995, the Company sold $150 million of its 6 3/4% Senior Notes due December 15, 2005 pursuant to an underwritten public offering).

          Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated December 28, 1995 (Resignation of James T. Hackett, Senior Vice President of the Company and President of Trident NGL, Inc.).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NGC CORPORATION



Date:  March 29,1996       By: /s/ C.L. Watson
                                   C.L. Watson, Chairman of the Board, Chief
                                   Executive Officer, President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 29, 1996      By: /s/ C.L. Watson
                                   C.L. Watson, Chairman of the Board, Chief
                                   Executive Officer, President and Director


Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)


Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, Senior Vice President
                                   and Director


Date:  March 29, 1996      By: /s/ Stuart David Anderson
                                   Stuart David Anderson, Director


Date:  March 29, 1996      By: /s/ Dennis W. Cottrell
                                   Dennis W. Cottrell, Director


Date:  March 29, 1996      By: /s/ Roy Alan Gardner
                                   Roy Alan Gardner, Director


Date:  March 29, 1996      By: /s/ C. Kent Jespersen
                                   C. Kent Jespersen, Director

Date:  March 29, 1996      By: /s/ Jeffrey M. Lipton
                                   Jeffrey M. Lipton, Director


Date:  March 29, 1996      By: /s/ Albert Terence Poole
                                   Albert Terence Poole, Director


Date:  March 29, 1996      By: /s/ Daniel L. Dienstbier
                                   Daniel L. Dienstbier, Director


Date:  March 29, 1996      By: /s/ J. Otis Winters
                                   J. Otis Winters, Director

          The Annual Report to Stockholders of the Company for the year ended December 31, 1995, and the proxy statement relating to the annual meeting of stockholders will be furnished to stockholders subsequent to the filing of this Annual Report on Form 10-K. Such documents have not been mailed to stockholders as of the date of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NATURAL GAS CLEARINGHOUSE

                           By: NGC Corporation, its general partner

Date:  March 29, 1996      By: /s/ C.L. Watson
                                   C.L. Watson, Chairman of the Board, Chief
                                   Executive Officer, President and Director of
                                   NGC Corporation

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ C.L. Watson
                                   C.L. Watson, Chairman of the Board, Chief
                                   Executive Officer, President and Director


Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer of NGC Corporation
                                   (Principal Financial and Accounting Officer)


Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, Senior Vice President
                                   and Director of NGC Corporation


Date:  March 29, 1996      By: /s/ Stuart David Anderson
                                   Stuart David Anderson, Director of NGC
                                   Corporation


Date:  March 29, 1996      By: /s/ Dennis W. Cottrell
                                   Dennis W. Cottrell, Director of NGC
                                   Corporation


Date:  March 29, 1996      By: /s/ Roy Alan Gardner
                                   Roy Alan Gardner, Director of NGC Corporation

Date:  March 29, 1996      By: /s/ C. Kent Jespersen
                                   C. Kent Jespersen, Director of NGC
                                   Corporation


Date:  March 29, 1996      By: /s/ Jeffrey M. Lipton
                                   Jeffrey M. Lipton, Director of NGC
                                   Corporation


Date:  March 29, 1996      By: /s/ Albert Terence Poole
                                   Albert Terence Poole, Director of NGC
                                   Corporation


Date:  March 29, 1996      By: /s/ Daniel L. Dienstbier
                                   Daniel L. Dienstbier, Director of NGC
                                   Corporation


Date:  March 29, 1996      By: /s/ J. Otis Winters
                                   J. Otis Winters, Director of NGC Corporation

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRIDENT NGL, INC.

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Senior Vice President
                                   and Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)


Date:  March 29, 1996      By: /s/ C.L. Watson
                                   C.L. Watson, Director

Date:  March 29, 1996      By: /s/ Bruce M. Withers, Jr.
                                   Bruce M. Withers, Jr., Director

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Senior Vice President
                                   and Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NGC ENERGY RESOURCES, LIMITED PARTNERSHIP

                           By: NGC Energy, Inc., its general partner

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer) (Principal Executive
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer of NGC Energy, Inc.
                                   (Principal Financial and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Senior Vice President
                                   and Director of NGC Energy, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NGC LIQUIDS MARKETING, INC.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer) (Principal Executive
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ William A. Zartler
                                   William A. Zartler, Vice President and
                                   Director

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Senior Vice President
                                   and Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NGC OIL TRADING AND TRANSPORTATION, INC.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer) (Principal Executive
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Senior Vice President
                                   and Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NGC UK LIMITED

Date:  March 29, 1996      By: /s/ C.L. Watson
                                   C.L. Watson, Chairman of the Board and
                                   Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ C.L. Watson
                                   C.L. Watson, Chairman of the Board and
                                   Director (Principal Executive Officer)

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)


Date:  March 29, 1996      By: /s/ Jacob S. Ulrich
                                   Jacob S. Ulrich, Director

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Senior Vice President
                                   and Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NGC CANADA

Date:  March 29, 1996      By: /s/ C.L. Watson
                                   C.L. Watson, Chairman of the Board and
                                   Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ C.L. Watson
                                   C.L. Watson, Chairman of the Board and
                                   Director (Principal Executive Officer)

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Michael J. Cyrus
                                   Michael J. Cyrus, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NGC FUTURES, INC.

Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, President and Director
                                   (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, President and Director
                                   (Principal Executive Officer)

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)


Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Director


Date:  March 29, 1996      By: /s/ Joel M. Staib
                                   Joel M. Staib, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HUB SERVICES, INC.

Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, President and Director
                                   (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, President and Director
                                   (Principal Executive Officer)

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NGC STORAGE, INC.

Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, President and Director
                                   (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, President and Director
                                   (Principal Executive Officer)

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NGC ANADARKO GATHERING SYSTEMS, INC.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer) (Principal Executive
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Director

Date:  March 29, 1996      By: /s/ Stephen W. Bergstrom
                                   Stephen W. Bergstrom, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRIDENT GAS MARKETING, INC.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer) (Principal Executive
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRIDENT NGL PIPELINE COMPANY

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer) (Principal Executive
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KANSAS GAS SUPPLY CORPORATION

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer) (Principal Executive
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRIDENT ACQUISITION CORP.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer) (Principal Executive
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996      By: /s/ H. Keith Kaelber
                                   H. Keith Kaelber, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Date:  March 29, 1996      By: /s/ Kenneth E. Randolph
                                   Kenneth E. Randolph, Director

                                 NGC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS ....................................    PAGE

     Report of Independent Public Accountants ........................    F-2

     Consolidated Balance Sheets as of December 31, 1995 and 1994 ....    F-3

     Consolidated Statements of Operations for the years ended .......    F-4
       December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended .......    F-5
       December 31, 1995, 1994 and 1993

     Consolidated Statements of Changes in Stockholders' Equity ......    F-6
       for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements ......................    F-7

FINANCIAL STATEMENT SCHEDULE

     Condensed Financial Statements of the Registrant ................    F-23

FINANCIAL STATEMENTS OF UNCONSOLIDATED AFFILIATE

     Accord Energy Limited Annual Report for the year
       ended December 31, 1995 .......................................    1 - 18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of NGC Corporation:

     We have audited the accompanying consolidated balance sheets of NGC Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NGC Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     As explained in Note 3 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for fixed-price natural gas transactions to the mark-to-market method of accounting.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule I is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statments. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 1996

                                 NGC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1995          1994
                                                   -----------    ---------
    ASSETS
CURRENT ASSETS
Cash and cash equivalents ......................   $    16,266    $  15,219
Accounts receivable, net .......................       562,278      330,979
Accounts receivable, affiliates ................         1,624        2,008
Inventories ....................................        74,263       25,359
Assets from risk management activities .........        88,093       68,133
Prepayments and other assets ...................        20,415        4,084
                                                   -----------    ---------
                                                       762,939      445,782
                                                   -----------    ---------
PROPERTY, PLANT AND EQUIPMENT ..................     1,013,354      134,593
Less: accumulated depreciation .................       (64,843)     (20,531)
                                                   -----------    ---------
                                                       948,511      114,062
                                                   -----------    ---------
OTHER ASSETS
Investments in unconsolidated affiliates .......        62,370       14,365
Assets from risk management activities .........        26,380       43,772
Other assets ...................................        75,052       27,490
                                                   -----------    ---------
                                                   $ 1,875,252    $ 645,471
                                                   ===========    =========
     LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable ...............................   $   543,108    $ 300,946
Accounts payable, affiliates ...................        22,547       21,086
Accrued liabilities ............................        58,736       13,709
Liabilities from risk management activities ....        81,283       68,403
                                                   -----------    ---------
                                                       705,674      404,144
LONG-TERM DEBT .................................       522,764       33,000
OTHER LIABILITIES
Liabilities from risk management activities ....        22,570       35,833
Deferred income taxes ..........................        43,227        3,058
Other long-term liabilities ....................        28,637       17,223
                                                   -----------    ---------
                                                     1,322,872      493,258
                                                   -----------    ---------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY
Partners' capital and undistributed earnings ...          --        152,213
Preferred stock, $.01 par value, 50,000,000
     shares authorized .........................          --           --
Common stock, $.01 par value, 300,000,000 shares
     authorized; 110,493,411 shares issued and
     105,031,874 shares outstanding at December
     31, 1995 ..................................         1,105         --
Additional paid-in capital .....................       515,785         --
Retained earnings ..............................        35,490         --
                                                   -----------    ---------
                                                       552,380      152,213
                                                   -----------    ---------
                                                   $ 1,875,252    $ 645,471
                                                   ===========    =========

                 See Notes to Consolidated Financial Statements.

                                 NGC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                            YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     1995           1994           1993
                                                  -----------    -----------    -----------
Revenues ......................................   $ 3,665,946    $ 3,237,843    $ 2,790,977
Cost of sales .................................     3,471,286      3,138,717      2,699,127
                                                  -----------    -----------    -----------
     Operating margin .........................       194,660         99,126         91,850
Depreciation and amortization .................        44,913          8,378          7,594
General and administrative expenses ...........        68,057         47,817         36,585
                                                  -----------    -----------    -----------
     Operating income .........................        81,690         42,931         47,671
Equity in earnings of unconsolidated affiliates        21,060          3,803           --
Other income ..................................         3,096          2,604          2,288
Interest expense ..............................       (32,391)        (2,381)        (1,772)
Other expenses ................................        (8,221)        (2,852)        (1,411)
                                                  -----------    -----------    -----------
Income before income taxes ....................        65,234         44,105         46,776
Income tax provision (benefit) ................       (27,471)         2,004            779
                                                  -----------    -----------    -----------
NET INCOME ....................................   $    92,705    $    42,101    $    45,997
                                                  ===========    ===========    ===========

PRO FORMA NET INCOME PER SHARE:
Income before income taxes ....................   $    65,234    $    44,105    $    46,776
Pro forma provision for income taxes ..........        20,438         16,319         17,307
                                                  -----------    -----------    -----------
Pro forma net income ..........................   $    44,796    $    27,786    $    29,469
                                                  ===========    ===========    ===========
Pro forma net income per common and common
   equivalent share ...........................   $      0.40    $      0.28    $      0.30
                                                  ===========    ===========    ===========
Weighted average number of common
  and common equivalent shares ................       113,176         97,804         97,804
                                                  ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                 NGC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                           1995          1994        1993
                                                                        -----------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $    92,705    $ 42,101    $ 45,997
Items not affecting cash flows from operating activities:
Depreciation and amortization .......................................        44,913       8,378       7,594
Equity in earnings of affiliates, net of cash distributions .........        (9,169)     (3,803)       --
Risk management activities ..........................................        (2,951)     (6,529)       --
Deferred income taxes ...............................................       (28,281)      1,014        (679)
Amortization of bond premium ........................................        (3,214)       --          --
Other ...............................................................         3,484       1,528         374
Change in assets and liabilities resulting from operating activities:
Accounts receivable .................................................      (152,557)     28,440     (54,758)
Inventories .........................................................       (23,403)    (20,693)     (2,734)
Prepayments and other assets ........................................       (16,518)      5,660      (2,070)
Accounts payable ....................................................       185,215     (37,831)     26,068
Accrued liabilities .................................................        11,611        (154)      1,613
Other, net ..........................................................       (11,187)       (941)     (1,113)
                                                                        -----------    --------    --------
Net cash provided by operating activities ...........................        90,648      17,170      20,292
                                                                        -----------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures ................................................      (128,871)    (36,452)    (16,464)
Acquisition of Trident NGL, Inc., net of cash acquired ..............      (165,267)       --          --
Investment in unconsolidated affiliates .............................       (15,457)    (10,562)       --
Investment in marketable securities, net ............................          --         8,100      (7,915)
Other ...............................................................        (1,028)        538      16,468
                                                                        -----------    --------    --------
Net cash used in investing activities ...............................      (310,623)    (38,376)     (7,911)
                                                                        -----------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings ..................................     1,237,589      33,000        --
Repayments of long-term borrowings ..................................    (1,143,039)       --       (32,300)
Proceeds from sale of capital stock, options and warrants ...........           725        --          --
Capital contributions ...............................................       135,000        --          --
Dividends and other distributions ...................................        (9,253)    (14,041)    (14,118)
                                                                        -----------    --------    --------
Net cash provided by (used in) financing activities .................       221,022      18,959     (46,418)
                                                                        -----------    --------    --------
Net increase (decrease) in cash and cash equivalents ................         1,047      (2,247)    (34,037)
Cash and cash equivalents, beginning of year ........................        15,219      17,466      51,503
                                                                        -----------    --------    --------

Cash and cash equivalents, end of year ..............................   $    16,266    $ 15,219    $ 17,466
                                                                        ===========    ========    ========

                 See Notes to Consolidated Financial Statements.

                                 NGC CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                               CLEARINGHOUSE                    NGC CORPORATION
                                           ----------------------    ----------------------------------------
                                                                                        Additional
                                          Contributed  Undistributed                      Paid-In    Retained
                                            Capital     Earnings     Shares    Amount    Capital     Earnings
                                           ---------    ---------    -------   ------   ---------    --------
BALANCE AT DECEMBER 31, 1992 ...........   $  24,824    $  63,921       --     $ --     $    --      $  --
Net income .............................        --         45,997       --       --          --         --
Options granted ........................        --            374       --       --          --         --
Partnership distributions ..............        --        (14,427)      --       --          --         --
                                           ---------    ---------    -------   ------   ---------    -------
BALANCE AT DECEMBER 31, 1993 ...........      24,824       95,865       --       --          --
Net income .............................        --         42,101       --       --          --
Options granted ........................        --          1,528       --       --          --
Partnership distributions ..............        --        (12,105)      --       --          --
                                           ---------    ---------    -------   ------   ---------    -------
BALANCE AT DECEMBER 31, 1994 ...........      24,824      127,389       --       --          --
Net income .............................        --         52,930       --       --        39,775
Capital contribution ...................     135,000         --         --       --          --
Partnership distributions ..............        --         (5,227)      --       --          --
Options granted ........................        --            323       --      1,692        --
Acquisition of Trident NGL Holding, Inc.    (159,824)    (175,415)   109,886    1,098     510,918       --
Dividends and other distributions ......        --           --         --       --        (4,285)
401(k) plan stock issuances ............        --           --          199        3       1,873       --
Stock options exercised ................        --           --          408        4       1,302       --
                                           ---------    ---------    -------   ------   ---------    -------
BALANCE AT DECEMBER 31, 1995 ...........   $    --      $    --      110,493    1,105     515,785     35,490
                                           =========    =========    =======   ======   =========    =======

                 See Notes to Consolidated Financial Statements.

                                 NGC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

     NGC Corporation ("NGC" or the "Company") is a leading gatherer, processor, transporter and marketer of energy products and services in North America. The Company also markets natural gas and crude oil in the United Kingdom. NGC is a holding company that operates principally through two subsidiaries, Natural Gas Clearinghouse ("Clearinghouse") and Trident NGL, Inc. ("Trident"), and is the result of a strategic business combination (the "Combination") between Clearinghouse and Trident NGL Holding, Inc. ("Holding"), under which Holding was renamed NGC Corporation.

     The accounting policies of NGC reflect industry practices and conform to generally accepted accounting principles. The more significant of such accounting policies are described below. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliates in which the Company has a significant ownership interest, generally 20 percent to 50 percent, are accounted for by the equity method. Other investments are carried at cost. Certain reclassifications have been made to prior period amounts to conform with current period financial statement classifications.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

     CONCENTRATION OF CREDIT RISK. NGC provides multiple energy commodity needs principally to customers in the electric and gas distribution industries and to entities engaged in industrial and petrochemical businesses. These industry concentrations have the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized; however, NGC believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of the Company's customer base.

     INVENTORIES. Inventories consisting primarily of natural gas in storage of $15.3 million and $6.6 million, natural gas liquids of $37.0 million and $16.6 million, and crude oil of $9.5 million and $1.4 million at December 31, 1995 and 1994, respectively, are valued at the lower of weighted average cost or market. Materials and supplies inventory of $12.5 million and $0.8 million at December 31, 1995 and 1994, respectively, is carried at the lower of cost or market using the specific identification method.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment consisting principally of gas gathering, processing and fractionation facilities, natural gas transmission lines, pipelines and supporting infrastructure is recorded at cost. Expenditures for major replacements and renewals are capitalized while expenditures for maintenance, repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 25 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired.

     ENVIRONMENTAL COSTS. Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted, site-specific costs. Environmental liabilities in connection with assets that are sold or closed are realized upon such sale or closure, to the extent they are probable, can be estimated and have not previously been reserved. In assessing environmental liabilities, no offset is made for potential insurance recoveries. Recognition of any joint and several liability is based upon the Company's best estimate of its final pro rata share of such liability. At December 31, 1995, reserves for environmental matters were not material.

     INTANGIBLE ASSETS. Intangible assets are generally amortized by the straight-line method over an estimated useful life of 20 years.

     REVENUE RECOGNITION. Revenues for product sales and gas processing and marketing services are recognized when title passes to the customer or when the service is performed. Fractionation and transportation revenues are recognized based on volumes received in accordance with contractual terms.

     Effective January 1, 1994, the Company adopted the mark-to-market method of accounting for its fixed-price natural gas activities. Under such method, all fixed-price natural gas contracts are recorded at fair value, net of future servicing costs and reserves. Changes in the market value of these contracts are recognized as gain or loss in the period of change. The resulting unrealized gains and losses are recorded as assets and liabilities from risk management activities.

     The Company enters into financial instrument contracts to hedge purchase and sale commitments and inventories of natural gas liquids and crude oil in order to minimize the risk of market fluctuations. NGC also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Gains and losses from hedging transactions are recognized in income and are reflected as cash flows from operating activities in the periods for which the underlying commodity, interest rate or foreign currency transaction was hedged. If the necessary correlation to the commodity, interest rate or foreign currency transaction being hedged ceases to exist, the gain or loss associated with such contract(s) is no longer deferred and is recognized in the period correlation is lost.

     INCOME TAXES. The Company files a consolidated United States federal income tax return and, for financial reporting purposes, provides income taxes for the difference in the tax and financial reporting bases of its assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to the effective date of the Combination, the operations of Clearinghouse, a Colorado partnership, were generally not subject to corporate federal income tax and Clearinghouse's earnings were generally allocated to and taken into account in computing the taxable income of its partners.

     EARNINGS PER SHARE. Net income per share is based on the weighted average number of shares of common stock outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive. For the years ended December 31, 1994 and 1993, a pro forma amount of
97.8 million shares outstanding was used to compute the pro forma earnings per share. Such amount represents the equivalent number of shares obtained in the Combination by the owners of the partners of Clearinghouse plus the equivalent number of shares that would arise from the exercise of outstanding options existing as of the effective date of the Combination, assuming a market value of $12 per share. Primary and fully diluted earnings per share are the same for all periods presented.

     Pro forma net income used to compute pro forma earnings per share for each of the three years in the period ended December 31, 1995, reflect incremental statutory federal and state income tax provisions applied to Clearinghouse's partnership income for the periods prior to the effective date of the Combination. The incremental tax provision represents an estimate of the aggregate federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity during the respective accounting periods.

     FOREIGN CURRENCY TRANSLATIONS. For subsidiaries whose functional currency is other than U.S. dollar, assets and liabilities are translated at year-end rates of exchange and revenue and expenses are translated at average exchange rates prevailing during the year. The cumulative translation adjustment is included as a separate component of Equity, if material.

NOTE 2 -- BUSINESS COMBINATION WITH TRIDENT NGL HOLDING, INC.

     On March 14, 1995, Clearinghouse consummated the Combination with Holding, a fully integrated natural gas liquids company. Pursuant to the terms of the Combination, Holding, the legally surviving corporation, was renamed NGC Corporation and (i) acquired through a tender offer 14.2 million shares of its common stock (representing approximately 50 percent of Holding's common stock outstanding immediately prior to consummation of the Combination) for $11.75 per share, net to the seller in cash; (ii) acquired, directly and indirectly, all of the outstanding general partnership interests in Clearinghouse; (iii) the former owners of the partners of Clearinghouse (the "Clearinghouse Owners") acquired 82 percent of the outstanding shares of NGC common stock (giving effect to the issuance, but not the allocation, of the Contingent Shares, as defined); and
(iv) the stockholders of Holding prior to consummation of the Combination retained shares of stock representing approximately 13 percent of the outstanding shares of NGC common stock (giving effect to the tender offer and the issuance, but not the allocation, of the Contingent Shares). In addition, 5,461,538 shares of NGC common stock (the "Contingent Shares"), representing approximately 5 percent of the outstanding shares of NGC common stock after giving effect to the issuance of such shares, will be allocated in March 1996 in a ratio of 17 percent to the former stockholders of Holding and 83 percent to the Clearinghouse Owners.

     The Combination was accounted for under the purchase method of accounting. Because the Clearinghouse Owners acquired approximately 82 percent of NGC, Clearinghouse was the acquiring company for accounting purposes. Accordingly, the purchase price of approximately $350 million was allocated to the Holding assets acquired and liabilities assumed based on their estimated fair values as of March 1, 1995, the effective date of the Combination for accounting purposes.

     The following table reflects certain unaudited pro forma information for the periods presented as if the Combination had occurred on January 1, 1994 (in thousands, except per share amounts):

                                               DECEMBER 31,
                                        ---------------------------
                                            1995           1994
                                        ------------   ------------
       Pro forma revenues ...........   $  3,744,870   $  3,804,213
                                        ============   ============

       Pro forma net income .........   $     46,067   $     25,085
                                        ============   ============

       Pro forma net income per share   $       0.39   $       0.21
                                        ============   ============

NOTE 3 -- PRICE RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

     PRICE RISK MANAGEMENT ACTIVITIES. NGC utilizes fixed-price forward purchase and sales contracts, futures and option contracts traded on the NYMEX and swaps and options traded in the over-the-counter financial markets to manage and hedge its fixed-price purchase and sales commitments, to provide fixed-price commitments as a service to its customers and suppliers, to reduce its exposure relative to the volatility of cash market prices and to protect its investment in storage inventories. The Company may, at times, have a bias in the market, within established guidelines, resulting from the management of its portfolio. In addition, by utilizing exchange for physical transactions allowed by the NYMEX, which enable entities to take delivery of, or sell, a physical quantity of natural gas in exchange for a futures position, NGC is able to secure additional sources of physical natural gas supply, or create additional markets for existing supply, through the use of natural gas futures contracts. These fixed-price activities are referred to herein as risk management activities.

     ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES -- NATURAL GAS. Effective January 1, 1994, the Company changed its method of accounting for fixed-price natural gas transactions to the mark-to-market method of accounting in order to accurately portray its price risk management and trading activities. Previously, these financial instruments were accounted for on an accrual basis. The cumulative effect of the accounting change on periods prior to January 1, 1994, was immaterial.

                                 NGC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at market value, net of future servicing costs and reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk management activities in the consolidated balance sheets. These assets and liabilities are affected by the actual timing of settlements related to these contracts and current-period changes resulting primarily from newly originated transactions and the impact of price movements. These changes are recognized as revenues in the consolidated statements of operations in the period in which the change occurs. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations, the time value of money and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating NGC's position in an orderly manner over a reasonable period of time under present market conditions.

     MARKET RISK. NGC generally attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and the timing of performance and delivery obligations. However, net open positions often exist or are established due to the origination of new transactions and the Company's assessment of, and response to, changing market conditions. NGC will take advantage of its bias in the market when it believes, based upon competitive information gained from its energy marketing activities, that future price movements will be consistent with its net open position. To the extent a net open position exists, NGC is exposed to the risk that fluctuating market prices may adversely impact its financial position or results of operations. The net open position is actively managed, and the impact of a change in price on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. At December 31, 1995, a $0.10 increase or decrease in the price of natural gas would have impacted net income by approximately $4 million either favorable or unfavorably. The impact of the $0.10 price movements referred to above are before application of market reserves which would likely reduce the after-tax earnings impact of these price movements.

     MARKET RESERVES. In connection with the market valuation of its fixed-price contracts, the Company maintains certain reserves for a number of risks and costs associated with these future commitments. Among others, these include reserves for credit risks based on the financial condition of counterparties, reserves for product location ("basis") differentials and consideration of the time value of money for long-term contracts. Counterparties in its trading portfolio consist principally of financial institutions, major oil and gas companies and local distribution companies. The creditworthiness of these counterparties may impact its overall exposure to credit risk, either positively or negatively; however, with regard to its counterparties NGC maintains credit policies that management believes minimizes overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, the Company employs standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, NGC does not anticipate a material adverse effect on the financial position or results of operations as a result of counterparty nonperformance. The following table displays the mark-to-market results of NGC's natural gas fixed-price transactions at December 31, 1995:

                                                         BELOW
                                          INVESTMENT   INVESTMENT
                                         GRADE CREDIT GRADE CREDIT
                                           QUALITY      QUALITY     TOTAL
                                           --------     -------   --------
                                                   ($ IN THOUSANDS)
Utilities and power generators ..........  $ 32,087     $ 1,621   $ 33,708
Financial institutions ..................    12,834       1,842     14,676
Oil and gas producers ...................       232       7,961      8,193
Industrial companies ....................    (1,061)     (3,332)    (4,393)
Other ...................................   (14,226)     (5,262)   (19,488)
                                           --------     -------   --------
Value of fixed-price transactions
     before reserves ....................  $ 29,866     $ 2,830   $ 32,696
                                           ========     =======   ========
Reserves ................................                          (16,380)
                                                                  --------
                                                                  $ 16,316
                                                                  ========

     At December 31, 1995, the term of NGC's portfolio extends to 2004, and the average remaining life of an individual transaction was five months.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair-value amounts have been determined by the Company using available market information and selected valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair-value amounts.

     The carrying values of current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:

                                 NGC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    DECEMBER 31,
                                     ------------------------------------------
                                            1995                   1994
                                     --------------------    ------------------
                                     CARRYING      FAIR     CARRYING      FAIR
                                      AMOUNT       VALUE     AMOUNT      VALUE
                                     --------     -------    -------    -------
                                                    ($ IN THOUSANDS)
Credit Agreement .................    183,000     183,000     33,000     33,000
6.75% Senior Notes ...............    150,000     151,500       --         --
Senior Subordinated Notes ........     65,000      78,000       --         --
Subordinated Notes ...............    105,000     116,000       --         --
Risk management contracts ........       --        (7,700)      --      (21,900)

         The carrying amount of the Credit Agreement in the consolidated financial statements was assumed to approximate fair value. The fair values of the Senior Notes, Senior Subordinated Notes and Subordinated Notes were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of the Company's cost basis investments was not estimated as the investments were considered immaterial.

          The fair value of commodity price and basis swaps and options was based upon the estimated consideration that would be received to terminate those swaps or options in a gain position and the estimated cost that would be incurred to terminate those swaps or options in a loss position. Such transactions are referred to in the above table as "Risk management contracts." The commodity swap and option agreements extend for a period of up to eight years. At December 31, 1995, 1994 and 1993, financial instruments related to natural gas had an absolute notional contract quantity of 881 billion cubic feet, 914 billion cubic feet and 768 billion cubic feet, respectively. In addition, financial instruments related to crude oil and natural gas liquids had absolute notional contract quantities of 0.2 million and 2.5 million barrels at December 31, 1995, respectively. The estimated fair value and cash-flow requirements for these commodity swaps and options were based upon the market prices in effect at the financial statement date and do not necessarily reflect NGC's entire trading portfolio. Cash-flow requirements related to these commodity price swaps and options at December 31, 1995, were as follows:

                                                                  DECEMBER 31,
                                                                     1995
                                                                   --------
                                                                ($ IN THOUSANDS)

Net premiums paid to date ................................         $ 12,718
Net future inflows .......................................           (5,018)
                                                                   --------
Net cash outflow .........................................         $  7,700
                                                                   ========

NOTE 4 -- CASH FLOW INFORMATION

     Detail of supplemental disclosures of cash flow and non-cash investing and financing information for each of the three years in the period ended December 31, 1995, was:

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1995         1994      1993
                                                  ---------     ------    ------
                                                         ($ IN THOUSANDS)
Interest paid (net of amount capitalized) ....    $  32,909     $3,575    $1,644
                                                  =========     ======    ======
Taxes paid (net of refunds) ..................    $    (150)    $1,068    $1,456
                                                  =========     ======    ======
Detail of business acquired:
  Current assets and other ...................       87,416
  Fair value of non-current assets ...........      832,384
  Liabilities assumed, including deferred
     taxes ...................................     (572,680)
  Capital stock issued and options
exercised ....................................     (180,220)

  Cash balance acquired ......................       (1,633)
                                                  ---------
  Cash paid, net of cash acquired ............      165,267
                                                  =========


     In 1995, the Company recognized a one-time tax benefit of $45.7 million which occurred in conjunction with the Combination. The deferred income tax benefit, which can be used to reduce NGC's future income tax liabilities, resulted from the recognition of the excess tax basis held by certain Clearinghouse partners . Also in 1995, the Company assumed a liability of $2.5 million related to the purchase of a crude oil pipeline.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment by segment and sub-segment consisted of:

                                                             DECEMBER 31,
                                                     --------------------------
                                                        1995            1994
                                                     -----------      ---------
                                                          ($ IN THOUSANDS)
Natural gas and electric power marketing .......     $    15,128      $  14,652
Natural gas liquids, crude oil and gas
transmission:
  Natural gas processing .......................         663,971        119,941
  Fractionation ................................         188,199           --
  Liquids marketing ............................          25,000           --
  Natural gas gathering and transmission .......         107,627           --
  Crude oil ....................................          11,719           --
Other ..........................................           1,710           --
                                                     -----------      ---------
                                                       1,013,354        134,593
Accumulated depreciation .......................         (64,843)       (20,531)
                                                     -----------      ---------
                                                     $   948,511      $ 114,062
                                                     ===========      =========

     During 1995, the Company capitalized $1.0 million of interest related to costs of projects in process of development. No interest was capitalized during the years ended December 31, 1994 and 1993.

     During 1995, the Company consummated several strategic asset acquisitions, each of which expanded core business operations or enhanced the economic viability of non-core businesses. Each of these transactions was accounted for as a purchase of assets with the results of operations of the acquired asset(s) included in the Company's consolidated results of operations from the effective date of the transaction forward.
     Effective May 1, 1995, NGC acquired the Ozark Gas Transmission System ("Ozark") for $44.8 million. Ozark consists of an extensive gas gathering system and interstate pipeline that gathers and transports gas from eastern Oklahoma to central Arkansas, where the system interconnects with interstate pipelines that serve the midwest and northeast markets.

     In August 1995, the Company purchased the Oklahoma crude oil and truck gathering assets of Kerr-McGee Refining and Marketing Corporation for approximately $8 million. The 1,300-mile system gathers crude in 25 central and southern Oklahoma counties, accessing more than half of the state's crude production, and serves the U.S. crude oil trading hub in Cushing, Oklahoma, and the Wynnewood, Oklahoma refinery.

     In October 1995, NGC purchased various gathering and processing assets located in Kansas and Oklahoma from Sheffield Exploration Company, Inc., for $5.5 million. The Kansas-based assets include 284 miles of gathering lines having throughput capacity of 7 MMcf/d and a storage reservoir having 1.2 billion cubic feet of capacity. The assets located in Oklahoma include 10 miles of gathering lines and a gas processing facility capable of processing 4.5 MMcf/d.

     In December 1995, NGC acquired the 180-mile Okeene gas gathering system from ONG Gas Gathering Company, a subsidiary of ONEOK, Inc., for $2.4 million. The gathering system extends through several central Oklahoma counties and gathers approximately 18.5 million cubic feet per day of natural gas.

NOTE 6 -- UNCONSOLIDATED AFFILIATES

     The equity method of accounting is used for investments in certain partnerships and for investments in companies in which NGC has a voting interest between 20 percent and 50 percent. Such investments include:

     Novagas Clearinghouse Ltd. ("NCL") -- NCL is an Alberta, Canada limited partnership formed in 1994 and based in Calgary, Canada. NGC owns an aggregate 49.9 percent interest in the partnership. Effective June 1, 1995, NCL acquired Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NOVA Corporation. NGC contributed $13.7 million to NCL, representing its proportionate share of the acquisition value of Pan-Alberta. The combined NCL/Pan- Alberta entity offers natural gas supply services to consumers across Canada and provides gas gathering, processing, storage and marketing services to Canadian natural gas producers. The Company shares disproportionately in the economic returns of NCL, as compared with its ownership interest, resulting primarily from stipulations contained in the Pan-Alberta purchase agreement and a service agreement entered into by a subsidiary of NGC with NCL in 1995.

     Accord Energy Limited. ("Accord") -- Accord is a limited partnership based in London, England. It was formed in 1994 to market energy resources in the United Kingdom and Europe. NGC owns 49 percent of the limited partnership.

     Gulf Coast Fractionators ("GCF") -- GCF is a Texas limited partnership that owns and operates a natural gas liquids fractionation facility located in Mont Belvieu, Texas. NGC acquired its 38.75 percent limited partner interest in GCF through the Combination and is operator of the facility. At December 31, 1995, the unamortized excess of the Company's investment in GCF over its equity in the underlying net assets of the affiliate approximated $18 million. This amount is being amortized on the straight-line method over the economic service life of the GCF assets.

     Avoca Natural Gas Storage ("Avoca") -- Avoca is a New York general partnership engaged in the construction and operation of an underground, salt-bed gas storage facility in Avoca, New York. The Company owns an approximate 28 percent interest in the partnership.

     NATGAS Joint Venture ("NATGAS") -- NATGAS was a joint venture with Pan-Alberta, based in Alberta, Canada, engaged in the natural gas marketing business. The joint venture ceased operations in July 1994.

     Aggregate equity method investment at December 31, 1995, and 1994, was $58.7 million and $14.4 million, respectively. There was no investment in unconsolidated affiliates at December 31, 1993. Dividends received on these investments in 1995 totaled $11.9 million. There were no dividends received in 1994. NCL and Accord both utilize the accrual method of accounting for their risk management activities. Summarized aggregate financial information for these investments and NGC's equity share thereof was:

                                   1995              1994            1993
                              ---------------   --------------   ------------
                                       Equity           Equity         Equity
                              TOTAL     SHARE    TOTAL   SHARE   TOTAL  SHARE
                              ------   ------   ------   -----   -----  -----
                                               ($US IN MILLIONS)
Current assets .............  $276.7   $135.4   $124.2   $61.7    $--    $--

Non-current assets .........   179.1     75.7     20.2    10.1     --     --

Current liabilities ........   280.0    135.3    106.1    52.7     --     --

Non-current liabilities ....    86.5     36.2      9.8     4.9     --     --

Operating margin ...........    85.8     41.0     13.9     6.9     --     --

Net income .................    34.2     21.1      7.7     3.8     --     --

     The cost method of accounting is used to account for investment in partnerships or companies in which NGC has a voting interest of less than 20 percent. At December 31, 1995, the Company had two cost basis investments:
Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. (collectively "Indeck"). Indeck was formed in 1995 and is engaged in the acquisition and operation of electric power generating facilities. NGC's aggregate investment in these entities totaled $3.7 million at December 31, 1995, and NGC received an aggregate $0.5 million of dividends from Indeck during the year.

NOTE 7 -- LONG-TERM DEBT

     Long-term debt consisted of:

                                                               DECEMBER 31,
                                                          ----------------------
                                                            1995          1994
                                                          --------       -------
                                                             ($ IN THOUSANDS)

Credit Agreement ..................................       $183,000       $33,000
6.75% Senior Notes, due 2005 ......................        150,000          --
14% Senior Subordinated Notes, due 2001 ...........         65,000          --
10.25% Subordinated Notes, due 2003 ...............        105,000          --
Other, non-interest bearing .......................          1,125          --
Unamortized premium ...............................         18,939          --
                                                          --------       -------
                                                           523,064        33,000
Less: long-term debt due within one year ..........            300          --
                                                          --------       -------
                                                          $522,764       $33,000
                                                          ========       =======

     CREDIT AGREEMENT. On March 14, 1995, the Company entered into the NGC Corporation Credit Agreement ("Credit Agreement"), which established a five-year $550 million revolving credit facility. The revolving credit facility provides for letters of credit (up to $150 million) and borrowings for working capital, capital expenditures and general corporate purposes of up to $550 million in the aggregate. The $550 million commitment under the Credit Agreement reduces by $22.5 million each quarter beginning in March 1998 and continuing through maturity. Generally, borrowings under the Credit Agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's debt to capitalization ratio. The margin at December 31, 1995, was 0.5 percent and the average interest rate applicable to borrowings under the Credit Agreement approximated 6.3 percent. During the first quarter of 1995, NGC entered into arrangements with financial institutions that effectively capped the base Eurodollar rate on $100 million of borrowings at rates between 8.5 percent and
9.1 percent through January 1998. The Credit Agreement contains certain financial covenants that require the Company to meet certain financial position and performance tests. At December 31, 1995, letters of credit and borrowings under the Credit Agreement aggregated approximately $199 million and unused borrowing capacity under the revolving credit facility approximated $351 million.

     6.75% SENIOR NOTES DUE 2005. During 1995, NGC filed with the Securities and Exchange Commission a shelf registration that provides for the issuance of $250 million of debt securities pursuant to Rule 415 of the Securities Act of 1933. On December

15, 1995, under this shelf registration, the Company sold $150 million of 6.75% Senior Notes due December 15, 2005 ("Notes"). The Notes were issued at a price of 99.984 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $149 million. Proceeds from the sale of these Notes were used to repay a portion of the outstanding indebtedness under the Credit Agreement. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 1996. The Notes represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by the following subsidiaries of the Company: Natural Gas Clearinghouse; Trident NGL, Inc.; NGC Energy Resources, Limited Partnership; NGC Liquids Marketing, Inc.; NGC Oil Trading and Transportation, Inc.; NGC Futures, Inc.; HUB Services, Inc.; NGC Storage, Inc.; NGC Anadarko Gathering Systems, Inc.; Trident Gas Marketing, Inc.; Trident NGL Pipeline Company; Kansas Gas Supply Corporation; Trident Acquisition Corp.; NGC U.K. Ltd.; and NGC Canada, Inc. (collectively "Subsidiary Guarantors"). Upon issuance, the Notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of the Notes.

     Separate financial statements of each Subsidiary Guarantor have not been provided because management has determined that such information would not be material to investors as the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the Company's consolidated assets, liabilities, earnings and equity. The Company also has certain direct and indirect subsidiaries that are not Subsidiary Guarantors (collectively "Non-guarantor Subsidiaries"). These Non-guarantor Subsidiaries, both individually and in the aggregate, are inconsequential to NGC (and its accounting predecessor, Clearinghouse) as of and for each of the three years in the period ended December 31, 1995.

     SENIOR SUBORDINATED NOTES. The Senior Subordinated Notes represent Trident's unsecured general obligations that mature on August 30, 2001, and bear interest at 14% per annum, payable semiannually in arrears each February and August. The indenture governing the Senior Subordinated Notes contains certain covenants that, among other things, require Trident to meet certain financial tests; limit the amount of investments, dividends and asset sales that can be made by Trident; and restrict the ability of Trident and its subsidiaries to incur additional indebtedness, create or permit liens and engage in certain transactions. Although Trident's net assets at December 31,1995, approximated $350 million, management does not believe that the terms of the indenture materially restrict the ability of trident to transfer funds to the Company given that Trident is a Subsidiary Guarantor combined with the level of advances made by NGC to Trident. Beginning in 1998, corresponding with the first call date, the Senior Subordinated Notes may be repurchased by the Company at an initial price of 107 percent of the principal amount, with such reacquisition price reducing as the notes mature.

     SUBORDINATED NOTES. The Subordinated Notes represent Trident's unsecured general obligations that mature on April 15, 2003, and bear interest at the rate of 10.25% per annum, payable semiannually in arrears each April and October. The Subordinated Notes' indenture contains similar restrictive covenants to those contained in the Senior Subordinated Notes' indenture. Beginning in 1998, corresponding with the first call date, the Subordinated Notes may be repurchased by the Company at an initial price of 104.5 percent of the principal amount, with such reacquisition price reducing as the notes mature.

     Aggregate maturities of all long-term indebtedness are: 1996 - $0.3 million; 1997 - $0.3 million; 1998 - $0.3 million; 1999 - $0.3 million; and 2000 and beyond - $521.9 million.

NOTE 8 -- INCOME TAXES

     The Company is subject to U.S. federal, foreign and state income taxes on its operations. Components of income tax expense (benefit) were:

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1995          1994        1993
                                             --------       ------      -------
                                                        ($ IN THOUSANDS)
Current tax expense ...................      $   --         $  990      $ 1,458
Deferred tax expense (benefit) ........       (27,471)       1,014         (679)
                                             --------       ------      -------
                                             $(27,471)      $2,004      $   779
                                             ========       ======      =======

     Included in the above table is a $45.7 million deferred tax benefit in 1995, resulting from book and tax bases differences associated with the technical termination of the Clearinghouse partnership resulting from the Combination.

     Deferred income taxes are provided for the temporary differences between the tax basis of NGC's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were:

                                                                 DECEMBER 31,
                                                            --------------------
                                                              1995         1994
                                                            --------      ------
                                                               ($ IN THOUSANDS)
Deferred tax assets:
 Clearinghouse partnership basis differential ........      $ 38,747      $ --
 Loss carryforward ...................................        87,690        --
 Tax credits .........................................         5,400        --
 Other ...............................................         4,450        --
                                                            --------      ------
                                                             136,287        --
 Valuation allowance .................................          --          --
                                                            --------      ------
                                                             136,287        --
                                                            --------      ------
Deferred tax liabilities:
 Items associated with capitalized costs .............       179,514       3,058
                                                            --------      ------

Net deferred tax liability ...........................      $ 43,227      $3,058
                                                            ========      ======


     Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. No valuation allowance has been established at December 31, 1995, as management believes the aggregate deferred asset will be fully realized in the future.

     Income tax provision (benefit) for the years ended December 31, 1995, 1994 and 1993, was equivalent to effective rates of (42%), 5% and 2%, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision (benefit) were:
                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1995         1994         1993
                                             --------     --------     --------
                                                      ($ IN THOUSANDS)
Expected tax at U.S. statutory rate .....    $ 22,832     $ 15,437     $ 16,372
State taxes .............................       1,305         --           --
Foreign tax benefit .....................      (3,846)        --           --
Clearinghouse partnership basis
differential ............................     (45,736)        --           --
Partnership income ......................      (2,174)     (13,433)     (15,593)
Other ...................................         148         --           --
                                             --------     --------     --------
                                             $(27,471)    $  2,004     $    779
                                             ========     ========     ========

     At December 31, 1995, the Company had approximately $15 million of alternative minimum tax ("AMT") net operating loss carryforwards available as a reduction of future AMT income and $237 million of regular tax net operating loss carryforwards. The net operating loss carryforwards expire from 2006 through 2010. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the date of the Combination. Management believes such carryforwards will be fully realized prior to expiration.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     On July 24, 1995, definitive settlement documentation was entered into relating to two separate purported class-action lawsuits that were filed in connection with the Combination and alleged, among other things, that members of the Trident Board of Directors breached their fiduciary duties to Trident's stockholders by approving the Combination. The suits, Joshua Teitlebaum v. Thomas O. Hicks, et.al., which was filed on August 9, 1994, and Errol Rudman v. Thomas O. Hicks, et.al., which was filed on September 16, 1994, sought certain injunctive relief and recovery of unspecified monetary damages. The definitive settlement documentation provides for the dismissal with prejudice of the lawsuits and for the payment by Trident of the fees and expenses of the plaintiff stockholders' attorneys in an aggregate amount not to exceed $350,000. The definitive settlement documentation also provides that the members of the Trident Board of Directors deny that they have committed any violations of law, and that the settlement was agreed to solely to eliminate the burden, risk and expense of further litigation. At a settlement hearing held on October 13, 1995, Vice Chancellor Jacobs of the Delaware Chancery Court entered an order certifying the lawsuits as a class action, dismissing the action with prejudice and awarding plaintiffs' counsel $300,000 in legal fees and $49,835 in costs and expenses. The order was not appealed and the fees and expenses awarded were paid in 1995.

     In connection with the acquisition of certain gas processing and gathering facilities from Mesa Operating Limited Partnership ("Mesa"), the Company assumed liability for various claims and litigation, the significant items of which are discussed below. NGC believes, based on its review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

     PRICING PROVISIONS IN GAS PURCHASE CONTRACTS. In connection with certain gas purchase contracts assigned to NGC that provide for fixed-pricing obligations, the Company assumed liability for four cases involving alleged breach of contractual pricing provisions, in addition to several unasserted claims of a similar nature. The amount of such claims pending against the Company approximates $6 million plus interest. Such claims include certain claims for punitive damages and claims on behalf of working interest owners who are not parties to the pending cases. The Company successfully defended one such claim in January 1996; however, there is no guarantee that other similar claims which are pending in different courts will be resolved the same way. Management believes that in the event any payments are eventually made in connection with these cases or in connection with any additional such claims and litigation, they will be substantially less than the amount claimed.

     MINERALS MANAGEMENT SERVICE. On November 22, 1988, Mesa received an audit letter from the Minerals Management Service ("MMS") alleging underpayments of royalties on certain Indian leases in an amount of less than $10,000. Mesa appealed that order, prompting the MMS to request an appeal bond from Mesa of $5.4 million, the amount of which Mesa also appealed. On December 31, 1992, the Interior Board of Land Appeals ("IBLA") ruled that the MMS could not lawfully hold Mesa (and subsequently NGC) liable for any royalty underpayments on the oil and gas produced from the Indian leases related to the claim in the MMS audit letter dated November 22, 1988. The MMS asked the IBLA to reconsider its position and in February 1994, the IBLA affirmed part of its earlier decision, reversed part of its earlier decision and remanded the case for further proceedings. NGC moved for reconsideration of the IBLA's decision but the motion was denied. The Company is now considering further appellate and/or administrative actions; however, notwithstanding the February 1994 decision, NGC believes that any liability for underpayment shall be borne by the applicable lessees and that any liability to the Company would not be material.

     COMMITMENTS. A wholly owned subsidiary of NGC is committed to expend its respective share of the construction costs related to the Avoca storage project. Current cost estimates commit the Company to approximately $10 million of expenditures from 1996 through 1999. NGC and NGC Holding, Inc. have guaranteed the commitment by the wholly owned subsidiary.

     A subsidiary of the Company is committed to contribute a total of $10 million to Indeck as its respective share of funds to be used for the acquisition of selected electric power generating facilities. At December 31, 1995, the Company had paid $3.7 million of this commitment.

     Trident has guaranteed its pro rata share of the unfunded debt service reserve account of GCF. Trident's obligation under the guarantee at December 31, 1995, assuming Trident had to fund such obligation as of that date, approximated $3 million. Currently, GCF is in full compliance with its debt agreement.

     OTHER COMMITMENTS. Minimum commitments in connection with office space, equipment, reservation charges under gas purchase and firm transportation contracts and other leased assets by the Company are: 1996 - $17.5 million; 1997
- - $9.1 million; 1998 - $8.7 million; 1999 - $8.3 million; and 2000 and beyond - $19.7 million. Rental payments made under the terms of these arrangements totaled $24.9 million in 1995, $11.1 million in 1994 and $6.5 million in 1993.

NOTE 10 -- CAPITAL STOCK

     The Company has authorized capital stock consisting of 300,000,000 shares of common stock, $0.01 par value, and 50,000,000 shares of preferred stock, $0.01 par value. No preferred shares were issued and outstanding at December 31, 1995.

     COMMON STOCK. Pursuant to the terms of the Combination, Holding, the legally surviving corporation, was renamed NGC Corporation and (i) acquired through a tender offer 14.2 million shares of its common stock (representing approximately 50 percent of Holding's common stock outstanding immediately prior to consummation of the Combination) for $11.75 per share, net to the seller in cash; (ii) acquired, directly and indirectly, all of the outstanding general partnership interests in Clearinghouse; (iii) the Clearinghouse Owners acquired 82 percent of the outstanding shares of NGC common stock (giving effect to the issuance, but not the allocation, of the Contingent Shares); and (iv) the stockholders of Holding prior to consummation of the Combination retained shares of stock representing approximately 13 percent of the outstanding shares of NGC common stock (giving effect to the tender offer and the issuance, but not the allocation, of the Contingent Shares). In addition, the 5,461,538 Contingent Shares, representing approximately 5 percent of the outstanding shares of NGC common stock after giving effect to the issuance of such shares, will be allocated in March 1996 in a ratio of 17 percent to the former stockholders of Holding and 83 percent to the Clearinghouse Owners. At December 31, 1995, there were 110,493,411 shares of common stock issued and 105,031,874 shares of common stock outstanding. NGC Corporation pays quarterly cash dividends on common stock of $0.0125 per share, or $0.05 per share on an annual basis.

     STOCK WARRANTS. At December 31, 1995, the Company had warrants outstanding that entitle the holder thereof to purchase an aggregate 5,859 shares of common stock at an exercise price of $8.64 per share. The warrants expire in October 2003.

     STOCK OPTIONS. Each option granted is valued at an option price which ranges from $5.95 per share to the fair market value per share at date of grant. The difference between the option price and the fair market value, if any, of each option on the date of grant is recorded as compensation expense over a vesting period. Options granted at prices below fair market vest and become immediately exercisable on the fifth anniversary date of the date of grant. Options granted at market value vest ratably over a three year period. Compensation expense related to options granted totaled $1.6 million, $1.5 million and $0.4 million for the years ended December 31, 1995, 1994 and 1993, respectively. Stock option transactions for 1995 and 1994 were:

                                              1995                           1994
                                   ----------------------------   ----------------------------
                                                     OPTION                         OPTION
                                      SHARES          PRICE         SHARES           PRICE
                                   -----------    -------------   -----------    -------------
Outstanding at beginning of year    11,918,090    $2.13 - $5.95     5,889,139    $        2.13
Options arising from Combination     1,467,500    $6.40 - $8.64          --               --
Granted ........................     1,644,578    $5.95 - $9.38     6,111,904    $2.13 - $5.95
Exercised ......................    (1,451,633)   $2.13 - $8.64          --               --
Canceled or expired ............      (964,020)   $2.13 - $5.95       (82,953)   $2.13 - $5.95
                                   -----------    -------------   -----------    -------------
Outstanding at end of year .....    12,614,515    $2.13 - $9.38    11,918,090    $2.13 - $5.95
                                   ===========    =============   ===========    =============
Excercisable at end of year ....       271,969    $6.40 - $8.81          --               --
                                   ===========    =============   ===========    =============

NOTE 11 -- EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS

     ABOVE BASE INCENTIVE COMPENSATION PLAN. NGC has an Above Base Incentive Compensation Plan ("ABICP") to reward employees based on NGC's annual operating income, as defined in the ABICP. Specific awards are at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee"). The ABICP was amended January 1, 1994, to provide for payment of no less than 10 percent but not greater than 15 percent of operating income, as defined.

     PROFIT SHARING/401(K) SAVINGS PLAN. Effective May 1, 1989, the Company established the NGC Profit Sharing/401(k) Savings Plan ("Plan"). The Plan meets the requirements of Section 401(k) of the Internal Revenue Code, and is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan and related trust fund are established and maintained for the exclusive benefit of participating employees of NGC. The Company makes periodic contributions to the Plan as determined by resolution of the Compensation Committee. During the years ended December 31, 1995, 1994 and 1993, NGC (or its accounting predecessor, Clearinghouse) recognized costs related to the Plan of $2.4 million, $2.4 million, and $1.9 million, respectively.

     PENSION PLAN. Prior to the Combination, Holding had adopted a noncontributory defined benefit pension plan and such plan remains in existence at December 31, 1995. The Trident NGL, Inc. Retirement Plan ("Retirement Plan") is a qualified plan under the Internal Revenue Service regulations, and all full-time hourly employees of Trident were eligible for participation in the Retirement Plan. Benefits are based on years of service and final average pay, as defined in the Retirement Plan document. Contributions to the Retirement Plan in 1995 totaled $1.1 million, representing the minimum amount required by federal law and regulation. The Retirement Plan's funded status and amount recognized in NGC's balance sheet at December 31, 1995, were:

                                                                 DECEMBER 31,
                                                                     1995
                                                                ---------------
                                                                ($ IN THOUSANDS)
Accumulated benefit obligation, including
vested benefits of $3.9 million ...............................     $ 4,381
                                                                    =======
Projected benefit obligation ..................................     $ 7,773
Plan assets ...................................................      (4,395)
                                                                    -------
Projected benefit obligation in excess of plan assets .........       3,378
Unrecognized net gain from past experience
   different from that assumed ................................       2,825
                                                                    -------
Pension liability .............................................     $ 6,203
                                                                    =======

     Current year pension expense is based on measurements of the projected benefit obligation and the market related value of the Retirement Plan assets as of the end of the year. The projected benefit obligation at December 31, 1995, was based on a discount rate of 7.75 percent and an average long-term rate of compensation growth of 3.5 percent. The expected long-term rate of return on the Retirement Plan assets was estimated at 8 percent.

     The components of net pension expense for the Retirement Plan were:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1995
                                                            -------
                                                        ($ IN THOUSANDS)
            Service cost - benefits earned during period    $   712
            Interest cost on projected benefit obligation       523
            Expected return on plan assets ..............      (144)
            Termination benefits ........................       433
            Amortization of unrecognized gain ...........       (55)
                                                            -------
            Net periodic pension cost ...................   $ 1,469
                                                            =======

NOTE 12 -- RELATED PARTY TRANSACTIONS

     The Company is a leading North American marketer of natural gas, natural gas liquids, crude oil and electric power. NGC is also engaged in natural gas gathering, processing and transportation activities and has joint ventures in Canada and the United Kingdom which expand NGC's operations geographically. The Company has partnered with two of its significant shareholders in the aforementioned joint ventures. Accord is a natural gas and crude oil marketing operation in the United Kingdom and a wholly owned subsidiary of British Gas plc ("British Gas"), a United Kingdom company, owns 51 percent of this venture. NCL markets, exchanges, gathers, processes, purchases, sells, transports and stores natural gas and natural gas liquids in Canada. NCL is a joint venture between the Company and a wholly owned subsidiary of NOVA Corporation ("NOVA"), an Alberta, Canada company, which owns 50.1 percent of the venture. British Gas and NOVA each indirectly own approximately 33 percent of the outstanding shares of common stock of the Company.

     NGC, through one or more of its subsidiaries, routinely acquires natural gas and natural gas liquids from subsidiaries of NOVA. In addition, NGC or its affiliates routinely enter into transactions with NCL for the purchase and sale of natural gas and natural gas liquids. Accord routinely enters into transactions with subsidiaries of British Gas for the purchase and sale of natural gas and crude oil. In management's opinion, such transactions are executed at prevailing market rates.

     Effective June 1, 1995, NGC entered into a service agreement with NCL whereby NGC Futures, Inc. ("NGCF") a wholly owned subsidiary of NGC, provides NCL and its affiliates natural gas marketing and risk management services. As a result, NGC shares disproportionately in NCL's economic returns resulting from the services provided. For the year ended December 31, 1995, NGC, in addition to its share of equity in the earnings of NCL, recognized $6.8 million of pretax earnings related to services rendered NCL by NGCF.

     During 1994, Clearinghouse received notes from several employees totaling $1.5 million. At December 31, 1994, $0.3 million of the original notes issued remained outstanding. The notes were paid in full during 1995.

NOTE 13 -- SEGMENT INFORMATION

     Operating segment information for 1995, 1994 and 1993 is presented below. NGC's activities outside the United States include the operations of NCL and Accord, which are discussed in Note 6 -- UNCONSOLIDATED AFFILIATES:


                                NATURAL       NATURAL
                                GAS AND     GAS LIQUIDS,
                                ELECTRIC     CRUDE OIL   CORPORATE
                                 POWER        AND GAS       AND
                               MARKETING   TRANSMISSION ELIMINATION      TOTAL
                               ----------   ----------   ---------    ----------
                                               ($ IN THOUSANDS)
1995 SUMMARY DATA:
  Unaffiliated revenues ....   $2,423,136   $1,242,810   $    --      $3,665,946
  Intersegment revenues ....       36,629       81,472    (118,101)         --
                               ----------   ----------   ---------    ----------
    Total revenues .........    2,459,765    1,324,282    (118,101)    3,665,946
                               ----------   ----------   ---------    ----------
  Operating margin .........       63,746      130,914        --         194,660
                               ----------   ----------   ---------    ----------
  Depreciation and
    amortization ...........        2,092       42,625         196        44,913
                               ----------   ----------   ---------    ----------
  Equity in earnings of
    unconsolidated
    affiliates .............       19,164        1,896        --          21,060
                               ----------   ----------   ---------    ----------
  Identifiable assets ......      915,972    1,460,204    (500,924)    1,875,252
                               ----------   ----------   ---------    ----------
  Capital expenditures .....       18,664      123,726     168,233       310,623
                               ----------   ----------   ---------    ----------

                                  NATURAL       NATURAL
                                  GAS AND     GAS LIQUIDS,
                                  ELECTRIC     CRUDE OIL     CORPORATE
                                    POWER       AND GAS         AND
                                  MARKETING  TRANSMISSION   ELIMINATION   TOTAL
                                  ----------   --------     ---------  ---------
                                                 ($ IN THOUSANDS)
1994 SUMMARY DATA:

  Unaffiliated revenues .......   $3,231,343   $  6,500   $   --      $3,237,843

  Intersegment revenues .......        3,502     80,284    (83,786)         --
                                  ----------   --------   --------    ----------

    Total revenues ............    3,234,845     86,784    (83,786)    3,237,843
                                  ----------   --------   --------    ----------


  Operating margin ............       78,410     20,716       --          99,126
                                  ----------   --------   --------    ----------

  Depreciation and amortization        2,570      5,808       --           8,378
                                  ----------   --------   --------    ----------

  Equity in earnings of
    unconsolidated
    affiliates ................        3,803       --         --           3,803
                                  ----------   --------   --------    ----------


  Identifiable assets .........      527,353    118,118       --         645,471
                                  ----------   --------   --------    ----------


  Capital expenditures ........        4,055     32,397       --          36,452
                                  ----------   --------   --------    ----------



                                    NATURAL      NATURAL
                                    GAS AND    GAS LIQUIDS,
                                    ELECTRIC    CRUDE OIL   CORPORATE
                                     POWER       AND GAS       AND
                                   MARKETING  TRANSMISSION ELIMINATION   TOTAL
                                   ----------   -------   --------    ----------
                                                 ($ IN THOUSANDS)
1993 SUMMARY DATA:

  Unaffiliated revenues ........   $2,784,524   $ 6,453   $   --      $2,790,977

  Intersegment revenues ........         --      79,172    (79,172)         --
                                   ----------   -------   --------    ----------

    Total revenues .............    2,784,524    85,625    (79,172)    2,790,977
                                   ----------   -------   --------    ----------


  Operating margin .............       68,494    23,356       --          91,850
                                   ----------   -------   --------    ----------

  Depreciation and amortization         2,565     5,029       --           7,594
                                   ----------   -------   --------    ----------

  Equity in earnings of
unconsolidated
    affiliates .................         --        --         --            --
                                   ----------   -------   --------    ----------


  Identifiable assets ..........      421,254    91,280       --         512,534
                                   ----------   -------   --------    ----------


  Capital expenditures .........        2,544    13,920       --          16,464
                                   ----------   -------   --------    ----------


NOTE 14 -- SUBSEQUENT EVENTS

     On January 22, 1996, NGC and Chevron Corporation ("Chevron") jointly announced they had entered into exclusive negotiations to merge substantially all of Chevron's gas gathering, processing and marketing operations with NGC. The combined company, which may retain the name NGC Corporation, will include all of NGC and most of two Chevron business units: the Houston-based Natural Gas Business Unit and Tulsa-based Warren Petroleum Company. As part of the proposed transaction, NGC will market virtually all of Chevron's North American natural gas production, NGLs and electricity as well as supply energy and feedstock to virtually all of Chevron's refineries, chemical plants and other North American facilities. For its contribution, Chevron will receive a total of 45.8 million shares in the new company, in a combination of common and preferred stock, and

$300 million in cash and notes. Following consummation of the transaction, Chevron, British Gas and NOVA will each own approximately 25 percent of the outstanding common stock of the new company. The proposed transaction is expected to be finalized in the second quarter of 1996.

     In February 1996, the Company consummated the acquisition of LPG Services Group, Inc. ("LPG"), a Kansas City-based propane gas marketing and distribution company for $2 million in cash and up to an additional $6.25 million in conditional payments based primarily on LPG's financial performance. The acquisition of LPG provides the Company with a developed wholesale propane marketing infrastructure.

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 1995, and 1994.

                                                   Quarter Ended
                                     -------------------------------------------
                                      March       June    September    December
                                       1995       1995       1995        1995
                                     --------   --------   --------   ----------
                                      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


Revenues .........................   $802,944   $841,028   $944,229   $1,077,745


Operating margin .................     31,486     43,399     56,963       62,812


Income before income taxes .......     11,747      6,162     22,386       24,939


Net income .......................     55,274      4,873     14,608       17,950


Pro forma net income per share (a)       0.07       0.04       0.13         0.16


                                                   Quarter Ended
                                     -------------------------------------------
                                      March       June    September    December
                                       1994       1994       1994        1994
                                     --------   --------   --------   ----------
                                      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


Revenues .........................   $890,412   $746,452   $765,067   $  835,912


Operating margin .................     32,153     14,688     26,086       26,199


Income before income taxes .......     19,601      4,039     10,441       10,024


Net income .......................     19,268      3,885      9,768        9,180


Pro forma net income per share (a)       0.13       0.03       0.07         0.05

- --------------------

(a) Quarterly net income per share is based on the weighted average number of shares of common stock outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive. For the year ended December 31, 1994, a pro forma amount of 97.8 million shares outstanding was used to compute the pro forma earnings per share for all quarters. Such amount represents the equivalent number of shares obtained in the Combination by the Clearinghouse Owners plus the equivalent number of shares that would arise from the exercise of outstanding options existing as of the effective date of the Combination assuming a market value of $12 per share.

     Pro forma net income used to compute pro forma earnings per share for the first quarter of 1995 and for each of the four quarters in the year ended December 31, 1994, reflect incremental statutory federal and state income tax provisions applied to Clearinghouse's partnership income. The incremental tax provision represents an estimate of the aggregate federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity during the respective accounting periods.

                                                                      SCHEDULE I

                                 NGC CORPORATION
                      CONDENSED BALANCE SHEET OF REGISTRANT
                        (in thousands, except share data)

                                                                    DECEMBER 31,
                                                                        1995
                                                                      ---------
               ASSETS
CURRENT ASSETS
Cash ..........................................................      $        6
INTERCOMPANY ACOUNTS RECEIVABLE ...............................         450,631
Prepayments and other assets ..................................           5,053
                                                                      ---------
                                                                        455,690
                                                                      ---------
PROPERTY, PLANT AND EQUIPMENT .................................           1,287
Less: accumulated depreciation ................................            (196)
                                                                      ---------
                                                                          1,091
                                                                      ---------
OTHER ASSETS
Investments in affiliates .....................................         547,866
Intercompany note receivable ..................................         237,000
Deferred income taxes and other assets ........................          36,393
                                                                      ---------
                                                                     $1,278,040
                                                                      =========
             LIABILITIES AND EQUITY

CURRENT ACCRUED LIABILITIES ...................................      $    2,427
INTERCOMPANY ACCOUNTS PAYABLE .................................         390,233
LONG-TERM DEBT ................................................         333,000
                                                                      ---------
                                                                        725,660
                                                                      ---------
COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
     authorized ...............................................            --
Common stock, $0.01 par value, 300,000,000 shares
     authorized; 110,493,411 shares issued and
     105,031,874 shares outstanding at December
     31, 1995 .................................................           1,105
Additional paid-in capital ....................................         515,785
Retained earnings .............................................          35,490
                                                                     ----------
                                                                        552,380
                                                                     ----------
                                                                     $1,278,040
                                                                     ==========

                 See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I

                                 NGC CORPORATION
                   STATEMENTS OF OPERATIONS OF THE REGISTRANT
            For the Ten Months Ended From Inception (March 1, 1995)
                            Through December 31, 1995
                                 (in thousands)

                                                                         1995
                                                                       --------
Depreciation and amortization ..............................           $   (196)
General and administrative expenses ........................               --
                                                                       --------
     Operating loss ........................................               (196)

Equity in earnings of affiliates ...........................             60,744
Interest and other income ..................................             13,570
Interest expense ...........................................            (18,152)
Other expenses .............................................               (135)
                                                                       --------
Income before income taxes .................................             55,831
Income tax provision .......................................             16,056
                                                                       --------
NET INCOME .................................................           $ 39,775
                                                                       ========

                 See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I

                                 NGC CORPORATION
                   STATEMENT OF CASH FLOWS OF THE REGISTRANT
            For the Ten Month Period From Inception (March 1, 1995)
                           Through December 31, 1995
                                 (in thousands)

                                                                           1995
                                                                        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $    39,775
Items not affecting cash flows from operating activities:
 Depreciation and amortization ......................................           196
 Equity in earnings of affiliates, net of cash distributions ........       (60,744)
 Deferred income taxes ..............................................        17,303
 Other ..............................................................         1,475
Change in assets and liabilities resulting from operating activities:
 Intercompany transactions ..........................................       (60,398)
 Prepayments and other assets .......................................        (5,053)
 Accrued liabilities ................................................         2,427
Other, net ..........................................................         4,150
                                                                        -----------
Net cash used in operating activities ...............................       (60,869)
                                                                        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Trident NGL, Inc. ....................................      (166,900)
Other ...............................................................        (1,333)
                                                                        -----------
Net cash (used in) provided by investing activities .................      (168,233)
                                                                        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings ..................................     1,224,039
Repayments of long-term borrowings ..................................      (891,039)
Intercompany advances ...............................................      (237,000)
Proceeds from sale of capital stock, options and warrants ...........           725
Capital contributions ...............................................       135,000
Dividends and other distributions ...................................        (2,617)
                                                                        -----------
Net cash provided by (used in) financing activities .................       229,108
                                                                        -----------
Net increase in cash and cash equivalents ...........................             6
Cash and cash equivalents, beginning of year ........................          --
                                                                        -----------
Cash and cash equivalents, end of year ..............................   $         6
                                                                        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash dividends paid to parent by consolidated or
   unconsolidated subsidiaries ......................................   $      --
                                                                        ===========
Interest paid (net of amount capitalized)                               $   16, 339
                                                                        ===========
Taxes paid (net of refunds)                                             $      --
                                                                        ===========

                 See Note to Registrant's Financial Statements.

                                                                      Schedule I

                                NGC CORPORATION

                    NOTE TO REGISTRANT'S FINANCIAL STATMENTS

NOTE 1 -- BASIS OF PRESENTATION

     NGC Corporation ("NGC" or the "Company") is a holding company that operates principally through two subsidiaries, Natural Gas Clearinghouse ("Clearinghouse") and Trident NGL, Inc. The Company is the result of a strategic business combination ("Combination") between Clearinghouse and Trident NGL Holding, Inc. ("Holding"), under which Holding was renamed NGC Corporation. Pursuant to the terms of the Combination, Holding was the legally surviving corporation and Clearinghouse was considered the acquiring company for accounting purposes resulting in a new historical cost basis for Holding beginning March 1, 1995, the effective date of the Combination for accounting purposes. The accompanying condensed Registrant Financial Statements were prepared pursuant to rules promulgated by the Securities and Exchange Commission. In accordance with these rules, the accompanying statements reflect the financial position, results of operations and cash flows of NGC, the holding company of NGC Corporation, for the period from the effective date of the Combination through December 31, 1995. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of NGC Corporation contained elsewhere in this Form 10-K.

                                      F-26
                             ACCORD ENERGY LIMITED

                                 ANNUAL REPORT

                               FOR THE YEAR ENDED

                                31 DECEMBER 1995

                                                                           PAGES
                                                                          ------
Director's Report ......................................................     1-4
Statement of Directors'
Responsibilities .......................................................       5
Report of the Auditors .................................................       6
Consolidated Profit and Loss Account ...................................       7
Balance Sheet ..........................................................       8
Consolidated Cash Flow Statement .......................................       9
Notes to the Financial Statements ......................................   10-18

                             ACCORD ENERGY LIMITED

                                 ANNUAL REPORT
                               FOR THE YEAR ENDED
                                31 DECEMBER 1995

                             REGISTERED NO: 2877398

                             ACCORD ENERGY LIMITED
             DIRECTORS' REPORT FOR THE YEAR ENDED 31 DECEMBER 1995

The Directors present their report and audited financial statements for the year ended 31 December 1995.

PRINCIPAL ACTIVITIES

The principal activity of the Group was wholesale energy trading comprising the purchase and sale of natural gas, crude oil packages and electricity.

REVIEW OF BUSINESS

The year to 31 December 1995 was the Group's first full financial year of operations. During the year Accord Energy has successfully established itself as a major player in the energy trading markets. Its performance in terms of physical volumes of gas and oil traded and overall financial results achieved represents a significant improvement on the 1994 six month's results. The 1995 results have been achieved in the face of fierce competition from the increasing number of entrants into the market and during a period which experienced the collapse of gas prices in the UK. The Directors are pleased to announce that despite these factors, the company has exceeded the targets set by the Board.

Since the completion of the contract to supply electricity over the period April 1994 to March 1995 to customers in the non-franchise market, no electricity was traded for the rest of the year. The Company sees electricity trading as an integral part of the company's trading activities and therefore will continue to pursue opportunities in this area.

Sustaining the current level of performance in the future will become increasingly difficult on account of the development of competition, uncertainty and volatility in the gas trading market, and the major changes taking place within the UK gas industry. However, the Directors envisage that the company will continue to maintain its position as a major player in the markets, that the company will continue to exploit new opportunities and products within and outside the UK and endeavor to optimize performance and returns within the constraints of prevailing market conditions.

FINANCIAL RESULTS AND DIVIDENDS

The financial results are set out on pages 7 to 18. Three interim dividends totalling L 15.4 million were approved by the Board and paid during the year. The Directors do not recommend the payment of a final dividend and retained profits have been transferred to reserves.

DIRECTORS

The Directors who served during the period covered by this report are:


NAME                                    DATE APPOINTED        DATE RESIGNED
- -------------------------------------   -------------------   ------------------

N Blacker (Chairman)                                          10 November 1995

AW Burgess

MS Clare

DH Ebdon (Alternate to Mr N Blacker)                          28 March 1995

CD Friedlander                                                12 February 1996

RA Gardner (Chairman)                   01 December 1995

JT Hackett                                                    21 June 1995

P Jungels                               12 February 1996

HK Kaelber                              21 June 1995

PJ Lehmann (Alternate to Mr N
Blacker)                                28 March 1995         10 November 1995

KE Randolph

JS Ulrich (Managing Director)                                 21 June 1995

CL Watson

Mr N Blacker resigned as a Director and Chairman on 10 November 1995 and Mr P Lehmann's appointment as alternate Director to Mr N Blacker was revoked on the same date. Mr R A Gardner was appointed Director and Chairman on 1 December 1995.

DIRECTORS' INTERESTS

At no time during the year did any Director still holding office on 31 December 1995 have any beneficial interest in the shares of the Company or any other company within the Group except for the interests in the shares of the ultimate parent company, British Gas plc, as stated below:

                              BENEFICIAL HOLDINGS

                                             1 JANUARY 1995    31 DECEMBER 1995
                                             ---------------   -----------------
AW Burgess ...............................          10,052             13,052
CD Friedlander ...........................           1,010              1,842

Mr Gardner is also a Director of the ultimate parent company, British Gas plc. His interests in the shares of British Gas plc and its subsidiary undertaking are shown in the accounts of that company.

Details of options to purchase fully paid ordinary shares that were granted under the parent company's Savings Related and Executive Share Option Schemes and the awards of notional allocations of restricted shares under the parent company's Long Term Incentive Scheme for Directors and other senior executives are as follows:

                         SAVINGS RELATED OPTION SCHEME

                                        AT 1 JANUARY 1995    GRANTED     EXERCISED     AT 31 DECEMBER 1995
                                        -----------------    --------    ----------    --------------------
AW Burgess.................................   6,712            3,531        2,168              8,075
MS Clare...................................      --               --           --                 --
CD Friedlander.............................   9,469               --           --              9,469

The options were exercised at L 1.66 per ordinary share.

                            EXECUTIVE OPTION SCHEME

                      AT 1 JANUARY 1995  GRANTED  EXERCISED  AT 31 DECEMBER 1995
                      -----------------  -------  ---------  -------------------
AW Burgess ............    108,962          --        --           108,962
MS Clare ..............     49,063          --        --            49,063
CD Friedlander ........     77,735          --        --            77,735

                            LONG TERM INCENTIVE PLAN

                                                   AWARDS
                              AT JANUARY 1995     IN YEAR    AT 31 DECEMBER 1995
                              ---------------     -------    -------------------
AW Burgess ...............         10,936         10,936
MS Clare .................           --           12,833         12,833
CD Friedlander ...........           --           12,543         12,543

The awards represent the maximum award possible if performance criteria are met at the end of the performance and retention period of five or six years.

All options and awards were granted under the terms of the parent company's Savings Related Share Option Scheme, Executive Share Option Scheme or Long Term Incentive Scheme, details of which are given in that company's report and accounts for the year ended 31 December 1995.

DIRECTORS' INSURANCE

The Company has through its ultimate parent company, British Gas plc, maintained insurance for the Directors in respect of their duties as Directors of the Company.

DONATIONS

Provision has been made in the accounts for a net contribution of L 75,000 for charitable purposes, which will be paid in 1996. No donations to political organisations were provided for or made during the period.

SHARE CAPITAL

The issued share capital is owned 51% by British Gas plc and 49% by NGC UK Limited. The share capital is divided into 51 "A" shares and 49 "B" shares which were allotted to British Gas plc and NGC UK Limited respectively on 18 July 1994.

TAXATION STATUS

The close company provisions of the Income and Corporation Taxes Act 1988 do not apply to the Company.

AUDITORS

Price Waterhouse have expressed their willingness to be re-appointed as Auditors of the Company.

A resolution proposing the re-appointment of Price Waterhouse as Auditors to the Company and to authorise the Directors to fix their remuneration will be put to the Annual General Meeting.


BY ORDER OF THE BOARD                  Registered Office:
                                       Rivermill House
                                       152 Grosvenor Road
                                       London SW1V 3JL
SANDRA SCOTT                           Registered in England
COMPANY SECRETARY                      No 2877398
DATE:  14 March 1996

                    STATEMENT OF DIRECTORS' RESPONSIBILITIES

     The Directors are required by the Companies Act 1985 to prepare financial statements for each financial year which give a true and fair view of the state of affairs of the Company and of the Group as at the end of the financial year and of the profit or loss for that period.

     The Directors consider that in preparing the financial statements, appropriate accounting policies have been used and applied consistently. The Directors also consider that reasonable and prudent judgements and estimates have been made and applicable accounting standards have been followed.

     The Directors are responsible for maintaining adequate accounting records, for safeguarding the assets of the Group and for preventing and detecting fraud and other irregularities.

     The Directors, having prepared the financial statements, have requested the Auditors to take whatever steps and undertake whatever inspections they consider to be appropriate for the purposes of enabling them to give their audit report.

         REPORT OF THE AUDITORS TO THE MEMBERS OF ACCORD ENERGY LIMITED

     We have audited the financial statements on pages 7 to 18 which have been prepared under the historic cost principles and other accounting policies described on page 10.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

     As described on page 5, the Company's Directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

     We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes assessment of the significant estimates and judgements made by the Directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

     We planned and performed our audit so as to obtain all the information and explanations which we considered necessary, in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

     In our opinion the financial statements give a true and fair view of the state of affairs of the Company and of the Group as at 31 December 1995 and of the profit and cash flows of the Group for the period then ended and have been properly prepared in accordance with the Companies Act 1985.


Price Waterhouse
Chartered Accountants and Registered Auditors
Southwark Towers
32 London Bridge Street
London SE1 9SY

Date: 14 March 1996

ACCORD ENERGY LIMITED

CONSOLIDATED PROFIT AND LOSS ACCOUNT
FOR THE YEAR ENDED 31 DECEMBER 1995


                                                   YEAR     02 DEC 93
                                                TO 31 DEC   TO 31 DEC
                                                   1995       1994
                                                ----------  ---------
                                        Notes   (Pounds Sterling 000)

Turnover.............................       2      289,619     69,766
Cost of sales........................             (270,710)   (68,461)
                                                ----------  ---------
Gross profit.........................               27,909      1,305
Administration expenses..............               (5,689)      (671)
                                                ----------  ---------
Operating profit.....................       3       22,220        634
Net interest.........................       5        1,063         89
                                                ----------  ---------
Profit on ordinary activities before
taxation.............................               23,283        723
Tax on profit on ordinary
activities...........................       6       (7,708)      (229)
                                                ----------  ---------
Profit for the financial year........               15,575        494
Dividends............................       7      (15,400)    --
                                                ----------  ---------
Retained profit......................                  175        494
                                                ==========  =========

All gains or losses for the year have been derived from continuing operations.

STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES
FOR THE YEAR ENDED 31 DECEMBER 1995

There are no recognised gains or losses for the period other than those stated in the profit and loss account.

The accompanying notes on pages 10 to 18 from part of these accounts.

ACCORD ENERGY LIMITED

BALANCE SHEETS AS AT 31 DECEMBER 1995

                                                       GROUP                COMPANY
                                                --------------------  --------------------
                                                  1995       1994       1995       1994
                                                ---------  ---------  ---------  ---------
                                        Notes   (Pounds Sterling 000) (Pounds Sterling 000)
Fixed assets
Tangible fixed assets................       8         100     --            100     --
Investments..........................       9      --         --         --         --
                                                ---------  ---------  ---------  ---------
                                                      100     --            100     --
                                                ---------  ---------  ---------  ---------
Current assets
Stock................................      10       3,838        887      3,838        887
Debtors..............................      11      38,453     25,106     38,453     28,452
(amounts falling due within one year)
Cash at bank and in hand.............              10,184      1,249     10,184      1,249
                                                ---------  ---------  ---------  ---------
                                                   52,475     27,242     52,475     30,588
Creditors............................      12     (51,941)   (21,783)   (51,941)   (25,129)
(amounts falling due within one year)
                                                ---------  ---------  ---------  ---------
Net current assets...................                 534      5,459        534      5,459
                                                ---------  ---------  ---------  ---------
Total assets less current
liabilities..........................                 634      5,459        634      5,459
Creditors............................      12      --         (5,000)      (414)    (5,414)
(amounts falling due within one year)
                                                ---------  ---------  ---------  ---------
Net Assets...........................                 634        459        220         45
                                                =========  =========  =========  =========
Capital and reserves
Called up share capital..............      13      --         --         --         --
Profit and loss account..............      14         634        459        220         45
                                                ---------  ---------  ---------  ---------
Shareholders' funds..................      15         634        459        220         45
                                                =========  =========  =========  =========

The financial statements on pages 7 to 18 were approved by the Board of Directors on 14 March 1996 and were signed on its behalf by:

MS Clare

Director

The accompanying notes on pages 10 to 18 form part of these accounts.

                                       8
ACCORD ENERGY LIMITED

CONSOLIDATED CASH FLOW STATEMENT
FOR THE YEAR ENDED 31 DECEMBER 1995

                                                  YEAR     02 DEC 93
                                                TO 31 DEC  TO 31 DEC
                                                  1995       1994
                                                ---------  ---------
                                        Notes   (Pounds Sterling 000)
Net cash inflow from operating
activities...........................      16      26,304      1,234
Returns on investments and servicing
of finance
Interest received....................               1,105         89
Interest paid........................                 (42)    --
Dividends............................             (15,400)    --
Taxation.............................              (2,932)    --
Investing activities
Additions to fixed assets............                (100)    --
Purchase of subsidiary undertaking
  (net of cash and cash equivalents
  acquired)..........................              --            (74)
                                                ---------  ---------
Net cash flow before financing
activities...........................               8,935      1,249
Financing activities
Issue of ordinary share capital......      16      --         --
                                                ---------  ---------
Net increase in cash and cash
equivalents..........................               8,935      1,249
                                                =========  =========

ACCORD ENERGY LIMITED

NOTES TO THE FINANCIAL STATEMENTS

1.  PRINCIPAL ACCOUNTING POLICIES

     The financial statements have been prepared in accordance with applicable Accounting Standards in the United Kingdom. A summary of the more important accounting policies which have been applied consistently is set out below.

BASIS OF ACCOUNTING

     The financial statements are prepared in accordance with the historical cost convention.

BASIS OF CONSOLIDATION

     The consolidated profit and loss account, balance sheet and cash flow statement include the financial statements of the Company and its subsidiary undertakings made up to 31 December 1995.

GOODWILL

     On the acquisition of a subsidiary or associated undertaking, fair values are attributed to the net assets acquired. Goodwill which represents the difference between the purchase consideration and the fair values, is taken to reserves.

TANGIBLE FIXED ASSETS

     Tangible fixed assets are stated at purchase cost together with any incidental costs of acquisition less depreciation.

     Depreciation, which is charged in the year following the year of acquisition, is calculated on a straight-line basis sufficient to write off the cost of individual assets over their estimated useful lives. The depreciation periods for the principal categories of assets are:


Fixtures and fittings................    : 5 years
Computer and office equipment........    : 5 years

INVESTMENTS

     Investments are stated at cost less any permanent diminutive in value.

STOCK

     Stocks are valued at the lower of cost and net realisable value.

                                       10
TURNOVER

     Turnover, which excludes value added tax, represents the invoiced value of sales of energy products including gas, oil and electricity to customers plus an estimate of sales not yet invoiced.

FORWARD COMMITMENTS

     There is an exposure to price movements on open contracts and an accrual is made for any potential losses on these contracts. Matched gains on open contracts are recognised at time of delivery.

DEFERRED TAXATION

     Provision is made for deferred taxation on all material timing differences to the extent that it is probable that a liability or asset will crystallise.

2.  TURNOVER

     Turnover of L298.6 million (1994 - L 69.8 million) comprises sales of energy products.

3.  OPERATING PROFIT

     The operating profit is stated after charging:


                                        1995    1994
                                        ----    ----
                                   (Pounds Sterling 000)

Auditor's fees (statutory audit).....    12      11
Auditor's fees (other non-audit
services)............................    11       4
                                        ----    ----
                                         23      15
                                        ----    ----

4.  DIRECTORS AND EMPLOYEES

     (a)  DIRECTORS' REMUNERATION

     The total emoluments of the highest paid director for the period of his directorship were L482,588 (1994 - L199,525), which includes salary, allowances and incentive payments relating to the Company's performance in the same period.

     The emoluments of Directors, excluding pension contributions, were in the following bands:


                                           NUMBER
                                        ------------
                                        1995    1994
                                        ----    ----

L195,001 to L200,000.................    --       1
L480,001 to L485,000.................     1      --

     None of the other Directors, including the Chairman, received any remuneration in respect of their services to the Company.

(b)  EMPLOYEE INFORMATION

     The average number of personnel employed by the Group, including executive directors and secondees from the shareholder companies, during the period was 20 (1994 - 4(Direct)) who were all based in the United Kingdom. Staff costs for these persons were as follows:


                                        1995    1994
                                        ----    ----
                                  (Pounds Sterling 000)
Salaries & wages.....................   853      26
Social Security......................    69       3
Pensions.............................    43       1
                                        ----    ----
                                        965      30
                                        ====    ====

     In addition, provisions amounting to L3.9 million (1994 - L0.2 million) were made in the year for incentive payments relating to company performance.

5.  NET INTEREST


                                        1995     1994
                                        -----    ----
                                       (Pounds Sterling 000)
Interest receivable from Group
undertakings.........................   1,081     85
Interest receivable from third
parties..............................      24      4
Interest payable to Group
undertakings.........................     (31)    --
Interest payable to third parties....     (11)    --
                                        -----    ----
Net interest receivable..............   1,063     89
                                        =====    ====

 Interest payable is on loans and overdrafts wholly repayable within five years.

                                       12
6.  TAXATION

                                         1995     1994
                                        ------    -----
                                        (Pounds Sterling 000)

UK  -corporation tax @ 33%...........    8,846    1,032
     -deferred corporation tax.......   (1,138)    (787)
Group relief from parent
undertaking..........................     --        (16)
                                        ------    -----
Taxation charge......................    7,708      229
                                        ------    -----

     There is no unprovided deferred taxation.

7.  DIVIDENDS


                                         1995     1994
                                        ------    -----
                                      (Pounds Sterling 000)
Interim dividends....................   15,400      --
                                        ======    =====

     Three interim dividends totalling L15.4 million (1994 - L nil) were paid in July, September, and December 1995. No final dividend is proposed.

8.  TANGIBLE FIXED ASSETS

                                           GROUP          COMPANY
                                        ------------    ------------
                                        1995    1994    1995    1994
                                        ----    ----    ----    ----
                                            (Pounds Sterling 000)
Cost and net book value
Balance at 1 January 1995............   --      --      --      --
Additions............................   100     --      100     --
Disposals............................   --      --      --      --
                                        ----    ----    ----    ----
Balance at 31 December 1995..........   100     --      100     --
                                        ====    ====    ====    ====

     The additions to tangible fixed assets in the year are computer and office equipment type assets.

     In accordance with the Company's accounting policy, assets are depreciated in the year following the year of acquisition and consequently no depreciation has been charged in the year.

9. FIXED ASSET INVESTMENTS

   Fixed assset investments represent shares in wholly owned subsidiaries and are shown below at cost.


                                             COMPANY
                                       --------------------
                                         1995       1994
                                        (Pounds Sterling)
                                       ---------  ---------

     Balance at 1 January 1995                 5         --
     Additions                                --          5
                                       ---------  ---------
     Balance at 31 December 1995               5          5
                                       ---------  ---------

    SUBSIDIARY UNDERTAKINGS


                                    COUNTRY OF                        COMPANY
                                  REGISTRATION OR      CLASS OF       HOLDING
                                   INCORPORATION      SHARES HELD       (%)
                                 -----------------   -------------   ---------

     Accord Electric Limited          England          Ordinary         100
     Accord Gas Limited               England          Ordinary         100
     Accord Oil Limited               England          Ordinary         100
     Accord Power Limited             England          Ordinary         100

    Accord Power Limited has been a dormant company since its incorporation.

    The other three subsidiary companies operated in the United Kingdom and were engaged in the wholesale trading of electricity (Accord Electricity Limited), natural gas (Accord Gas Limited), and crude oil packages (Accord Oil Limited) up to 31 December 1994 at which date all trading activities of these subsidiaries were transferred to Accord Energy Limited. Therefore, as of 31 December 1995, these subsidiaries were declared dormant.

10. STOCK

                                             GROUP                COMPANY
                                      --------------------  --------------------
                                        1995       1994       1995       1994
                                      ---------  ---------  ---------  ---------
                                      (Pounds Sterling 000)(Pounds Sterling 000)
  Gas in storage                         3,838        887      3,838        887
                                      ---------  ---------  ---------  ---------

11.   DEBTORS

                                             GROUP                COMPANY
                                      --------------------  --------------------
                                        1995       1994       1995       1994
                                      ---------  ---------  ---------  ---------
                                      (Pounds Sterling 000)(Pounds Sterling 000)

Trade debtors                                56        118         56        118
Accrued income                           36,240     19,979     36,240     19,979
Amounts owed by parent undertaking          246      2,291        246      2,291
Amounts owed by subsidiary
undertakings                             --         --         --          3,346
Other debtors                                12      1,915         12      1,915
Deferred corporation tax                  1,899        803      1,899        803
                                      ---------  ---------  ---------  ---------
                                         38,453     25,106     38,453     28,452
                                      ---------  ---------  ---------  ---------

12.  CREDITORS


                                             GROUP                COMPANY
                                      --------------------  --------------------
                                        1995       1994       1995       1994
                                      ---------  ---------  ---------  ---------
                                      (Pounds Sterling 000)(Pounds Sterling 000)
Amounts falling due within one year:
  - Trade creditors                         247        134        247        134
  - Amounts owed to parent
     undertaking                         16,843     --         16,843     --
  - Amounts owed to subsidiary
     undertakings                        --         --         --          3,346
  - Taxation and social security          6,904      1,033      6,904      1,033
  - Other creditors                       1,826        743      1,826        743
  - Accruals and deferred income         26,121     19,873     26,121     19,873
                                      ---------  ---------  ---------  ---------
                                         51,941     21,783     51,941     25,129
                                      ---------  ---------  ---------  ---------
AMOUNTS FALLING DUE AFTER MORE THAN
  ONE YEAR:
- - Amounts owed to parent undertaking     --          2,500     --          2,550
- - Amounts owed to subsidiary
  undertakings                           --         --            414        414
- - Other creditors                        --          2,450     --          2,450
                                      ---------  ---------  ---------  ---------
                                             --      5,000        414      5,414
                                      ---------  ---------  ---------  ---------

As part of its normal trading operations the company has entered into forward purchase and sales contracts totalling L 634 million at 31 December 1995 (1994
- -- L 241 million). It is exposed to market risk of price movements in relation to any unmatched element of the above commitments and included in the accrual amounts shown above is an accrual of L 5.6 million (1994 - L 2.3 million) against potential losses arising out of these contracts.

13.  CALLED UP SHARE CAPITAL


                                        1995    1994
                                        ----    ----

AUTHORISED                          (Pounds Sterling 000)
51 ordinary "A" shares of L1
each.................................    51      51
49 ordinary "B" shares of L1
each.................................    49      49
                                        ----    ----
                                        100     100
                                        ====    ====
ALLOTTED AND FULLY PAID
51 ordinary "A" shares of L1
each.................................    51      51
49 ordinary "B" shares of L1
each.................................    49      49
                                        ----    ----
                                        100     100
                                        ====    ====

     With the exception of voting rights which on aggregate are shared equally by the two categories of shares, the amounts payable on a winding up and the rights to dividends are on the basis of the percentage interests in each category of shares.

14.  RESERVES

                                        GROUP    COMPANY
                                       (Pounds Sterling 000)

PROFIT AND LOSS ACCOUNT:
Balance at 1 January 1995............    459         45
Transfer from profit and loss account
  during the period..................    175        175
                                        -----    -------
Balance at 31 December 1995              634        220
                                        =====    =======

     The Company's profit for the year was L15.575 million (1994 - L 0.045 million).

     As permitted by Section 230(3) of the companies Act 1985, no profit and loss account is presented for the Company.

15.  RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                             GROUP             COMPANY
                                        ---------------    ---------------
                                         1995      1994     1995      1994
                                        -------    ----    -------    ----
                                      (Pounds Sterling 000)(Pounds Sterling 000)

Profit for the period................    15,575    494      15,575     45
Dividends............................   (15,400)   --      (15,400)   --
Share capital issued.................     --       --        --       --
Goodwill on acquisition of a
subsidiary...........................     --       (35 )     --       --
                                        -------    ----    -------    ----
Net addition to shareholders'
funds................................       175    459         175     45
Shareholders' funds at 1 January
1995.................................       459    --           45    --
                                        -------    ----    -------    ----
Shareholders' funds at 31 December
1995.................................       634    459         220     45
                                        =======    ====    =======    ====

16.  CASH FLOW STATEMENT

(a)  RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW


                                         1995       1994
                                        -------    -------
                                      (Pounds Sterling 000)
Operating profit.....................    22,220        634
(Increase)/decrease in stock.........    (2,951)      (887)
(Increase)/decrease in debtors.......   (12,254)   (23,013)
(Increase)/decrease in creditors.....    19,289     24,500
                                        -------    -------
                                         26,304      1,234
                                        =======    =======

(b)  ANALYSIS OF CHANGES IN FINANCING DURING THE PERIOD


                                        1995    1994
                                        ----    ----
                                      (Pounds Sterling)
Balance at 1 January 1995............   100     --
Issue of ordinary shares.............   --      100
                                        ----    ----
Balance at 31 December 1995..........   100     100
                                        ====    ====

(c)  ANALYSIS OF CASH AND CASH EQUIVALENTS


                                         1995     1994
                                        ------    -----

Balance at 1 January 1995                1,249     --
Net increase in cash flow                8,935    1,249
                                        ------    -----
Balance at 31 December 1995             10,184    1,249
                                        ------    -----
Cash at bank and in hand                10,184    1,249
                                        ======    =====

17.  PENSIONS

     The company's own defined contribution pension scheme commenced on 1 December 1995. Under the scheme, defined contributions are made by the employer to an independently administered fund and in the case of certain employees, who are not members of the company scheme, to their personal pensions arrangements. The assets of the schemes are held separately from those of the company and managed by an external pension fund management organisation appointed by the Trustees. The pension cost charge for the year includes contributions payable by the company under this scheme amounting to L 31,000 (1994 - nil), of which L 26,000 was payable at year end and is included in creditors.

     Prior to the commencement of the above scheme, the company made contributions for those employees seconded from the parent company, British Gas plc., in accordance with the pension scheme operated by that company. The details of the scheme are given in that company's report and accounts for the year ended 31 December 1995. The total contributions made by the company for the year under these arrangements amounted to L 12,000 (1994 - L 1,000).

18.  ULTIMATE PARENT COMPANY

     The Directors regard British Gas plc, a company registered in England, as the ultimate parent company and British Gas plc is the only company to consolidate the accounts of this Company. Copies of the parent company's consolidated financial statements may be obtained from British Gas plc, Rivermill House, 152 Grosvenor Road, London SW1V 3JL.