Form 10-Q/A
period 1996-03-31
NGC CORP
filed 1996-07-29
CIK 879215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ___________

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

      Condensed Consolidated Balance Sheets:
         March 31, 1996 and December 31, 1995.................................3
      Condensed Consolidated Statements of Operations:
         For the three months ended March 31, 1996, and 1995..................4
      Condensed Consolidated Statements of Cash Flows:
         For the three months ended March 31, 1996 and 1995...................5
      Notes to Condensed Consolidated Financial Statements....................6

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................9

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................18

      Item 2.  Not Applicable.................................................--

      Item 3.  Not Applicable.................................................--

      Item 4.  Not Applicable.................................................--

      Item 5.  Not Applicable.................................................--

      Item 6.  Exhibits and Reports on Form 8-K...............................18

NGC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
- --------------------------------------------------------------------------------

                                                                             MARCH 31,    DECEMBER 31,
                                                                               1996           1995
                                                                           -----------    -----------
                                                                           (unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............................................   $    57,745    $    16,266
Accounts receivable, net ...............................................       611,077        562,278
Accounts receivable, affiliates ........................................         1,584          1,624
Inventories ............................................................        61,952         74,263
Assets from risk management activities .................................        77,075         88,093
Prepayments and other assets ...........................................        10,088         20,415
                                                                           -----------    -----------
                                                                               819,521        762,939

PROPERTY, PLANT AND EQUIPMENT ..........................................     1,023,286      1,013,354
Less: accumulated depreciation .........................................       (78,089)       (64,843)
                                                                           -----------    -----------
                                                                               945,197        948,511
                                                                           -----------    -----------
OTHER ASSETS:
Investments in unconsolidated affiliates ...............................        64,773         62,370
Assets from risk management activities .................................        20,209         26,380
Other assets ...........................................................        84,474         75,052
                                                                           -----------    -----------
                                                                           $ 1,934,174    $ 1,875,252
                                                                           ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable .......................................................   $   607,450    $   543,108
Accounts payable, affiliates ...........................................         2,555         22,547
Accrued liabilities ....................................................        60,405         58,736
Liabilities from risk management activities ............................        63,977         81,283
                                                                           -----------    -----------
                                                                               734,387        705,674
LONG-TERM DEBT .........................................................       503,747        522,764
OTHER LIABILITIES:
Liabilities from risk management activities ............................        16,106         22,570
Deferred income taxes ..................................................        59,520         43,227
Other long-term liabilities ............................................        36,395         28,637
                                                                           -----------    -----------
                                                                             1,350,155      1,322,872
                                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 50,000,000 shares authorized ..........          --             --
Common stock, $.01 par value, 300,000,000 shares authorized;
   110,725,647 shares issued and outstanding at March 31, 1996;
   110,493,411 shares issued and 105,031,874 shares outstanding
   at December 31, 1995 ...  ...........................................         1,107          1,105
Additional paid-in capital .............................................       518,034        515,785
Retained earnings ......................................................        64,878         35,490
                                                                           -----------    -----------
                                                                               584,019        552,380
                                                                           -----------    -----------
                                                                           $ 1,934,174    $ 1,875,252
                                                                           ===========    ===========

            See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
- --------------------------------------------------------------------------------
                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            ------------------------
                                               1996          1995
                                            -----------    ---------
Revenues ................................   $ 1,647,123    $ 802,944
Cost of sales ...........................     1,557,041      771,458
                                            -----------    ---------
Operating margin ........................        90,082       31,486
Depreciation and amortization ...........        14,170        5,626
General and administrative expenses .....        22,276       14,471
                                            -----------    ---------
Operating income ........................        53,636       11,389
Equity in earnings of unconsolidated
     affiliates .........................         4,510        4,858
Other income ............................         1,621          598
Interest expense ........................       (10,653)      (3,732)
Other expenses ..........................        (2,493)      (1,366)
                                            -----------    ---------
Income before income taxes ..............        46,621       11,747
Income tax provision ....................        16,293      (43,527)
                                            -----------    ---------
NET INCOME ..............................   $    30,328    $  55,274
                                            ===========    =========

NET INCOME PER SHARE:                                      PRO FORMA

Income before income taxes ..............   $    46,621    $  11,747
Income tax provision ....................        16,293        4,346
                                            -----------    ---------
Net income ..............................   $    30,328    $   7,401
                                            ===========    =========
Net income per common and common
     equivalent share ...................   $      0.26    $    0.07
                                            ===========    =========
Weighted average number of common and
     common equivalent shares outstanding       118,923      104,546
                                            ===========    =========

            See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
- --------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ----------------------
                                                                           1996          1995
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ...........................................................   $  30,328    $  55,274
Items not affecting cash flows from operating activities:
  Depreciation and amortization ......................................      14,170        5,626
  Equity in earnings of affiliates, net of cash distributions ........      (4,510)      (4,858)
  Risk management activities .........................................      (6,581)        (441)
  Deferred income taxes ..............................................      16,406      (43,527)
  Amortization of bond premium .......................................      (1,017)        (200)
Changes in assets and liabilities resulting from operating activities:
  Accounts receivable ................................................     (33,192)      83,963
  Inventories ........................................................      16,921        5,432
  Prepayments and other assets .......................................      11,905       (3,267)
  Accounts payable ...................................................      29,378      (77,648)
  Accrued liabilities ................................................      (4,109)       2,629
Other, net ...........................................................         368        4,177
                                                                         ---------    ---------
Net cash provided by operating activities ............................      70,067       27,160
                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures .................................................     (13,788)      (4,285)
Acquisition of Trident NGL Holding, Inc., net of cash acquired .......        --       (165,267)
Investment in unconsolidated affiliates, net .........................       4,040         --
                                                                         ---------    ---------
Net cash used in investing activities ................................      (9,748)    (169,552)
                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings ...................................     369,000      309,000
Repayments of long-term borrowings ...................................    (387,000)    (288,250)
Proceeds from sale of capital stock, options and warrants ............          29         --
Capital contributions ................................................        --        135,000
Dividends and other distributions ....................................        (869)      (5,582)
                                                                         ---------    ---------
Net cash provided by (used in) financing activities ..................     (18,840)     150,168
                                                                         ---------    ---------
Net change in cash and cash equivalents ..............................      41,479        7,776
Cash and cash equivalents, beginning of period .......................      16,266       15,219
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................   $  57,745    $  22,995
                                                                         =========    =========

                                 NGC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the Interim Periods Ended March 31, 1996 and 1995
                                   (unaudited)

            See notes to condensed consolidated financial statements.

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

The following table reflects certain unaudited pro forma information for the period presented as if the Combination took place at the beginning of 1995 (in thousands, except per share data):

                                                                THREE MONTHS
                                                                    ENDED
                                                               MARCH 31, 1995
                                                                  --------
Pro forma revenues ....................................           $891,868
                                                                  ========
Pro forma net income ..................................           $  7,910
                                                                  ========
Pro forma net income per share ........................           $   0.07
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

                                            THREE MONTHS ENDED MARCH 31,
                                  ----------------------------------------------
                                          1996                      1995
                                  ---------------------     --------------------
                                                EQUITY                    EQUITY
                                   TOTAL         SHARE       TOTAL         SHARE
                                  --------     --------     --------     -------
                                                 ($US IN THOUSANDS)
Revenues (1) ................     $550,226     $272,352     $187,679     $92,373
                                  ========     ========     ========     =======
Operating margin (1) ........     $ 24,487     $ 11,503     $ 21,286     $10,390
                                  ========     ========     ========     =======
Net income (1) ..............     $ 10,192     $  4,510     $  9,909     $ 4,858
                                  ========     ========     ========     =======

- -------------------
(1) Includes GCF's operations from March 1, 1995 (effective date of the Combination) forward.


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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", and "expect" are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on NGC's results of operations and financial condition are: (i) competitive practices in the industries which NGC competes, (ii) fluctuations in energy commodity prices which have not been properly hedged or which are inconsistent with NGC's open position in its energy marketing activities, (iii) environmental liabilities to which NGC may become subject in the future which are not covered by indemnity or insurance, and (iv) the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general and NGC's operations in particular.

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

                                                           THREE MONTHS ENDED MARCH 31,
                                                              ---------------------
                                                                  1996    1995 (1)
                                                               ---------- --------
                                                                   ($ IN MILLIONS)
Natural Gas and Electric Power Marketing Segment:
  Operating margin .........................................   $     46.1 $   15.2
  Natural Gas Marketing -
     Average sales volume per day (Bcf/d) (2) ..............          3.9      3.7
  Operations of unconsolidated foreign equity affiliates (3)
     Average gross sales volume per day (Bcf/d) (4) ........          3.6      1.5
     Average net sales volume per day (Bcf/d) (5) ..........          1.8      0.7
  Electric Power Marketing -

     Gross sales volumes (gigawatt hours) ..................      2,380.0    245.0

     Average megawatts per hour ............................      1,090.0    114.0
Natural Gas Liquids, Crude Oil and Gas Transmission
Segment:
  Operating margin .........................................   $     44.0 $   16.3
  Natural Gas Processing -
     Operating margin ......................................   $     22.0 $    9.4
     Gross gallons processed (MMGals) ......................        240.0    165.4
     Net gallons processed (MMGals) ........................        184.7    120.9
  Fractionation (6) -
     Operating margin ......................................   $      2.1 $    2.1
     Gallons received for fractionation (MMGals) ...........        451.9    180.5
  Liquids and Crude Oil Marketing and Other -
     Operating margin ......................................   $     19.9 $    4.8
     NGL Marketing - sales volumes (MMGals) ................        603.1    258.8
     Crude Oil Marketing - sales volumes (MMBbls) ..........        102.2     46.0

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

THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

For the quarter ended March 31, 1996, NGC realized net income of $30.3 million, or $0.26 per share, on total revenue of $1.6 billion compared with normalized first quarter 1995 net income of $9.5 million, or $0.09 per share, on total revenue of $802.9 million. Normalized results for 1995 are exclusive of a non-recurring income tax benefit of $45.7 million, or $0.44 per share, related to the Combination. NGC's first quarter 1995 reported net income, which included the non-recurring benefit, was $55.3 million, or $0.53 per share. Income before income taxes totaled $46.6 million for the three-months ended March 31, 1996, a $34.9 million increase over the comparable 1995 period. Cash flows from operating activities increased to $70.1 million in the first quarter of 1996 compared with $27.2 million reported in the first quarter of 1995. Increases in both income and operating cash flow are largely a result of the extremely cold temperatures during 1996 which increased the demand for energy products allowing NGC to market record volumes of natural gas, NGLs and crude oil and to realize improved margins over the 1995 period.

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

                                                           THREE MONTHS ENDED MARCH 31,
                                                               -------------------
                                                                  1996    1995 (1)
                                                               ---------- --------
                                                                  ($ IN MILLIONS)
Natural Gas and Electric Power Marketing Segment:
  Operating margin .........................................   $     46.1 $   15.2
  Natural Gas Marketing -
     Average sales volume per day (Bcf/d) (2) ..............          3.9      3.7
  Operations of unconsolidated foreign equity affiliates (3)
     Average gross sales volume per day (Bcf/d) (4) ........          3.6      1.5
     Average net sales volume per day (Bcf/d) (5) ..........          1.8      0.7
  Electric Power Marketing -

     Gross sales volumes (gigawatt hours) ..................      2,380.0    245.0

     Average megawatts per hour ............................      1,090.0    114.0
Natural Gas Liquids, Crude Oil and Gas Transmission
Segment:
  Operating margin .........................................   $     44.0 $   30.0
  Natural Gas Processing -
     Operating margin ......................................   $     22.0 $   18.5
     Gross gallons processed (MMGals) ......................        240.0    336.4
     Net gallons processed (MMGals) ........................        184.7    260.0
  Fractionation (6) -
     Operating margin ......................................   $      2.1 $    3.9
     Gallons received for fractionation (MMGals) ...........        451.9    485.7
  Liquids and Crude Oil Marketing and Other -
     Operating margin ......................................   $     19.9 $    7.6
     NGL Marketing - sales volumes (MMGals) ................        603.1    495.8
     Crude Oil Marketing - sales volumes (MMBbls) ..........        102.2     46.0

- -------------------

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

REVOLVING CREDIT FACILITY

On March 14, 1995, the Company entered into the NGC Corporation Credit Agreement ("Credit Agreement"), which established a five-year $550 million revolving credit facility. The Credit Agreement provides for letters of credit (up to $150 million) and borrowings for working capital, capital expenditures and general corporate purposes of up to $550 million in the aggregate. The $550 million commitment under the revolving credit facility reduces by $22.5 million each quarter beginning in March 1998 and continuing through maturity. Generally, borrowings under the Credit Agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's debt to capitalization ratio. The margin at March 31, 1996, was 0.5 percent and the average interest rate applicable to borrowings under the Credit Agreement approximated 5.7 percent. During the first quarter of 1995, NGC entered into arrangements with financial institutions that effectively capped the base Eurodollar rate on $100 million of borrowings at rates between 8.5 percent and 9.1 percent through January 1998. The Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. At March 31, 1996, letters of credit and borrowings outstanding under the Credit Agreement aggregated $186.5 million and unused borrowing capacity under the revolving credit facility approximated $363.5 million. Certain amendments will be made to the Credit Agreement to accommodate the Chevron transaction. In management's opinion, such amendments are of an immaterial nature.

SHELF REGISTRATION OF $250 MILLION OF SENIOR NOTES

The Company has issued $150 million of 6.75 percent Senior Notes ("Notes") pursuant to a $250 million shelf registration. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 1996. The Notes represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries ("Subsidiary Guarantors").Upon issuance, the Notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of the Notes.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

     Exhibit
     Number   Description
     -------  -----------

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

- ------------------

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