Form 10-Q
period 1996-06-30
NGC CORP
filed 1996-08-14
CIK 879215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 111,099,574 shares outstanding as of August 9, 1996.

                                 NGC CORPORATION
                                TABLE OF CONTENTS

- --------------------------------------------------------------------------------

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

           Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets:
                  June 30, 1996 and December 31, 1995.........................3
           Condensed Consolidated Statements of Operations:
                  For the three months ended June 30, 1996 and 1995...........4
                  For the six months ended June 30, 1996 and 1995.............5
           Condensed Consolidated Statements of Cash Flows:
                  For the six months ended June 30, 1996 and 1995.............6
           Notes to Condensed Consolidated Financial Statements...............7

           Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS..............11

PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings.........................................22

           Item 2.  Not Applicable............................................--

           Item 3.  Not Applicable............................................--

           Item 4.  Submission of Matters to a Vote of Security Holders.......22

           Item 5.  Not Applicable............................................--

           Item 6.  Exhibits and Reports on Form 8-K..........................23

NGC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
- --------------------------------------------------------------------------------

                                                                            JUNE 30,    DECEMBER 31,
                                                                             1996           1995
                                                                          -----------    -----------
                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............................................   $    52,413    $    16,266
Accounts receivable, net ..............................................       481,249        562,278
Accounts receivable, affiliates .......................................         2,945          1,624
Inventories ...........................................................        70,322         74,263
Assets from risk management activities ................................       114,665         88,093
Prepayments and other assets ..........................................        16,349         20,415
                                                                          -----------    -----------
                                                                              737,943        762,939
                                                                          -----------    -----------

PROPERTY, PLANT AND EQUIPMENT .........................................     1,025,884      1,013,354
Less: accumulated depreciation ........................................       (92,361)       (64,843)
                                                                          -----------    -----------
                                                                              933,523        948,511
                                                                          -----------    -----------
OTHER ASSETS:
Investments in unconsolidated affiliates ..............................        72,696         62,370
Assets from risk management activities ................................        22,600         26,380
Other assets ..........................................................        85,168         75,052
                                                                          -----------    -----------

                                                                          $ 1,851,930    $ 1,875,252
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ......................................................   $   474,956    $   543,108
Accounts payable, affiliates ..........................................        11,460         22,547
Accrued liabilities ...................................................        59,819         58,736
Liabilities from risk management activities ...........................       111,183         81,283
                                                                          -----------    -----------
                                                                              657,418        705,674

LONG-TERM DEBT ........................................................       480,720        522,764

OTHER LIABILITIES:
Liabilities from risk management activities ...........................        18,431         22,570
Deferred income taxes .................................................        61,165         43,227
Other long-term liabilities ...........................................        35,602         28,637
                                                                          -----------    -----------
                                                                            1,253,336      1,322,872
                                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized ........          --             --
Common stock, $0.01 par value, 300,000,000 shares authorized;
        111,059,094 shares issued and outstanding at June 30, 1996;
        110,493,411 shares issued and 105,031,874 shares outstanding at
        December 31, 1995 .............................................         1,110          1,105
Additional paid-in capital ............................................       519,896        515,785
Retained earnings .....................................................        77,588         35,490
                                                                          -----------    -----------
                                                                              598,594        552,380
                                                                          -----------    -----------

                                                                          $ 1,851,930    $ 1,875,252
                                                                          ===========    ===========

           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
- --------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                    ---------------------------
                                                       1996              1995
                                                    -----------       ---------
Revenues .....................................      $ 1,163,151       $ 841,028
Cost of sales ................................        1,111,156         797,629
                                                    -----------       ---------

        Operating margin .....................           51,995          43,399

Depreciation and amortization ................           14,935          12,951
General and administrative expenses ..........           18,337          17,384
                                                    -----------       ---------

        Operating income .....................           18,723          13,064

Equity in earnings of unconsolidated
      affiliates .............................            8,148           4,305
Other income .................................              973             899
Interest expense .............................           (9,125)         (9,035)
Other expenses ...............................           (1,495)         (3,071)
                                                    -----------       ---------

Income before income taxes ...................           17,224           6,162
Income tax provision .........................            3,386           1,289
                                                    -----------       ---------

NET INCOME ...................................      $    13,838       $   4,873
                                                    ===========       =========

NET INCOME PER SHARE:

Net income per common and
      common equivalent share ................      $      0.12       $    0.04
                                                    ===========       =========

Weighted average number of common
      and common equivalent shares
      outstanding ............................          120,050         117,477
                                                    ===========       =========

           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
- --------------------------------------------------------------------------------

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                      1996             1995
                                                   -----------      -----------
Revenues .....................................     $ 2,810,274      $ 1,643,972
Cost of sales ................................       2,668,197        1,569,087
                                                   -----------      -----------

        Operating margin .....................         142,077           74,885

Depreciation and amortization ................          29,105           18,577
General and administrative expenses ..........          40,613           31,855
                                                   -----------      -----------

        Operating income .....................          72,359           24,453

Equity in earnings of unconsolidated
      affiliates .............................          12,658            9,163
Other income .................................           2,594            1,497
Interest expense .............................         (19,778)         (12,767)
Other expenses ...............................          (3,988)          (4,437)
                                                   -----------      -----------

Income before income taxes ...................          63,845           17,909
Income tax provision (benefit) ...............          19,679          (42,238)
                                                   -----------      -----------

NET INCOME ...................................     $    44,166      $    60,147
                                                   ===========      ===========

NET INCOME PER SHARE:                                                 PRO FORMA

Income before income taxes ...................     $    63,845      $    17,909
Income tax provision .........................          19,679            5,671
                                                   -----------      -----------
Net income ...................................     $    44,166      $    12,238
                                                   ===========      ===========

Net income per common and
      common equivalent share ................     $      0.37      $      0.11
                                                   ===========      ===========

Weighted average number of common
      and common equivalent shares
      outstanding ............................         119,355          111,158
                                                   ===========      ===========

           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
- --------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         ----------------------
                                                                           1996         1995
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................   $  44,166    $  60,147
Items not affecting cash flows from operating activities:
        Depreciation and amortization ................................      29,105       18,577
        Equity in earnings of affiliates, net of cash distributions ..     (12,546)      (6,818)
        Risk management activities ...................................       2,969        4,359
        Deferred income taxes ........................................      17,944      (44,948)
        Amortization of bond premium .................................      (2,044)      (1,269)
Changes in assets and liabilities resulting from operating activities:
        Accounts receivable ..........................................      79,708       66,423
        Inventories ..................................................       3,941      (20,459)
        Prepayments and other assets .................................       4,066       (3,215)
        Accounts payable .............................................     (79,275)     (41,797)
        Accrued liabilities ..........................................       1,083          717
Other, net ...........................................................      (2,416)       2,930
                                                                         ---------    ---------
Net cash provided by operating activities ............................      86,701       34,647
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .................................................     (26,920)     (75,525)
Acquisition of Trident NGL Holding, Inc., net of cash acquired .......        --       (165,267)
Investment in unconsolidated affiliates, net .........................       4,389      (14,169)
Other, net ...........................................................      14,500         --
                                                                         ---------    ---------
Net cash used in investing activities ................................      (8,031)    (254,961)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................................     608,000      475,550
Repayments of long-term borrowings ...................................    (648,000)    (389,000)
Proceeds from sale of capital stock, options and warrants ............         858         --
Capital contributions ................................................        --        135,000
Dividends and other distributions ....................................      (3,381)      (7,944)
                                                                         ---------    ---------
Net cash provided by (used in) financing activities ..................     (42,523)     213,606
                                                                         ---------    ---------
Net change in cash and cash equivalents ..............................      36,147       (6,708)
Cash and cash equivalents, beginning of period .......................      16,266       15,219
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................   $  52,413    $   8,511
                                                                         =========    =========

           See notes to condensed consolidated financial statements.

                                 NGC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO INTERIM FINANCIAL REPORTING AS PRESCRIBED BY THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). THESE INTERIM FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1995, FILED WITH THE SEC.

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

NOTE 2 -- ACQUISITION OF GAS MARKETING AND MIDSTREAM ASSETS

NGC CORPORATION ("NGC" OR THE "COMPANY") AND CHEVRON CORPORATION ("CHEVRON") ANNOUNCED ON JANUARY 22, 1996, A PROPOSED MERGER THAT WOULD CREATE A NEW COMPANY COMPRISED OF ALL OF NGC AND SUBSTANTIALLY ALL OF CHEVRON'S GAS GATHERING, PROCESSING AND MARKETING OPERATIONS AS WELL AS ESTABLISH CERTAIN STRATEGIC ALLIANCES BETWEEN THE TWO COMPANIES ("MERGER"). THE COMBINATION AGREEMENT AND PLAN OF MERGER WAS SIGNED ON MAY 22, 1996. A SPECIAL MEETING OF NGC'S STOCKHOLDERS WILL BE HELD ON FRIDAY AUGUST 30, 1996, TO VOTE ON THE MERGER. SUBJECT TO APPROVAL BY NGC'S STOCKHOLDERS AT THE SPECIAL MEETING AND APPROVAL BY THE FEDERAL TRADE COMMISSION ("FTC"), THE MERGER WILL BECOME EFFECTIVE AUGUST 31, 1996. THE COMBINED COMPANY ("NEW NGC"), WHICH WILL RETAIN THE NAME NGC CORPORATION, WILL INCLUDE ALL OF NGC AND MOST OF TWO CHEVRON BUSINESS UNITS: THE HOUSTON-BASED NATURAL GAS BUSINESS UNIT AND TULSA-BASED WARREN PETROLEUM COMPANY. FOR ITS CONTRIBUTION, CHEVRON WILL RECEIVE APPROXIMATELY 46.4 MILLION SHARES IN THE NEW COMPANY, IN A COMBINATION OF COMMON AND PREFERRED SHARES, AND APPROXIMATELY $300 MILLION IN A COMBINATION OF CASH AND DEBT ASSUMPTION.

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

ON FEBRUARY 29,1996, A DETERMINATION WAS MADE WITH REGARD TO THE 5,461,538 CONTINGENT SHARES, REPRESENTING SHARES OF NGC STOCK TO BE ISSUED TO THE FORMER OWNERS OF THE PARTNERS OF CLEARINGHOUSE ("CLEARINGHOUSE OWNERS") AND THE FORMER SHAREHOLDERS OF TRIDENT ("TRIDENT SHAREHOLDERS") IN ACCORDANCE WITH TERMS OF THE COMBINATION, AND SUCH SHARES WERE ALLOCATED IN A RATIO OF 17 PERCENT TO THE TRIDENT SHAREHOLDERS AND 83 PERCENT TO THE CLEARINGHOUSE OWNERS.

                                 NGC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

THE FOLLOWING TABLE REFLECTS CERTAIN UNAUDITED PRO FORMA INFORMATION FOR THE PERIOD PRESENTED AS IF THE COMBINATION TOOK PLACE AT THE BEGINNING OF 1995 (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                             SIX MONTHS
                                                               ENDED
                                                           JUNE 30, 1995
                                                             ----------
PRO FORMA REVENUES .....................................     $1,732,896
                                                             ==========
PRO FORMA NET INCOME ...................................     $   13,512
                                                             ==========
PRO FORMA NET INCOME PER SHARE .........................     $     0.12
                                                             ==========


NOTE 4 -- EARNINGS PER SHARE

NET INCOME PER SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING PLUS THE COMMON STOCK EQUIVALENTS THAT WOULD ARISE FROM THE EXERCISE OF OUTSTANDING OPTIONS OR WARRANTS, WHEN DILUTIVE. PRIMARY AND FULLY DILUTED EARNINGS PER SHARE ARE THE SAME FOR ALL PERIODS PRESENTED.

PRO FORMA INCOME TAXES REFLECTED IN THE CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1995, REFLECT THE INCREMENTAL STATUTORY FEDERAL AND STATE INCOME TAXES THAT WOULD HAVE BEEN PROVIDED HAD CLEARINGHOUSE BEEN A TAXPAYING ENTITY DURING THAT PERIOD. PRO FORMA NET INCOME PER SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING PLUS THE COMMON STOCK EQUIVALENTS THAT WOULD ARISE FROM THE EXERCISE OF OUTSTANDING OPTIONS OR WARRANTS, WHEN DILUTIVE. THE COMPUTATIONS ASSUME THE COMPANY WAS INCORPORATED DURING THE PERIOD PRESENTED AND GIVES EFFECT TO THE TERMS OF THE COMBINATION.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE BASED ON REPORTED NET INCOME OF $60.1 MILLION FOR THE SIX- MONTH PERIOD ENDED JUNE 30, 1995, COMPUTED USING THE WEIGHTED AVERAGE SHARES OUTSTANDING FOR THE PERIOD WAS $0.54 PER SHARE. THE PRO FORMA NET INCOME PER SHARE AMOUNT OF $0.11 REPORTED IN THE CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 1995, REFLECTS ADJUSTMENTS TO REPORTED NET INCOME FOR A NON-RECURRING DEFERRED INCOME TAX BENEFIT OF $45.7 MILLION RECOGNIZED AS A RESULT OF THE COMBINATION AND THE INCREMENTAL PRO FORMA STATUTORY INCOME TAX PROVISION ON CLEARINGHOUSE'S PRE-COMBINATION PARTNERSHIP INCOME.

NOTE 5 -- UNCONSOLIDATED AFFILIATES

AT JUNE 30, 1996, NGC'S INVESTMENT IN UNCONSOLIDATED AFFILIATES ACCOUNTED FOR BY THE EQUITY METHOD INCLUDED A 49.9 PERCENT AGGREGATE PARTNERSHIP INTEREST IN NOVAGAS CLEARINGHOUSE LTD. ("NCL"), A CANADIAN LIMITED PARTNERSHIP, A 49 PERCENT INTEREST IN ACCORD ENERGY LIMITED ("ACCORD"), A U.K. LIMITED COMPANY, A 38.75 PERCENT PARTNERSHIP INTEREST IN GULF COAST FRACTIONATORS ("GCF"), AN APPROXIMATE 28 PERCENT INTEREST IN AVOCA NATURAL GAS STORAGE ("AVOCA") AND AN APPROXIMATE 25 PERCENT INTEREST IN CAYUTA NATURAL GAS STORAGE. SUMMARIZED UNAUDITED COMBINED INCOME STATEMENT INFORMATION FOR THESE UNCONSOLIDATED AFFILIATES IS PRESENTED IN THE TABLE BELOW:

                                 NGC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                            SIX MONTHS ENDED JUNE 30,
                                  ----------------------------------------------
                                          1996                     1995
                                  ----------------------    --------------------
                                                 EQUITY                  EQUITY
                                    TOTAL        SHARE       TOTAL       SHARE
                                  ----------    --------    --------    --------
                                                 ($US IN THOUSANDS)

REVENUES (1) .................    $1,021,058    $505,555    $586,618    $289,206
                                  ==========    ========    ========    ========
OPERATING MARGIN (1) .........    $   54,555    $ 25,807    $ 26,257    $ 12,611
                                  ==========    ========    ========    ========
NET INCOME (1) ...............    $   23,876    $ 12,658    $ 12,986    $  9,163
                                  ==========    ========    ========    ========


(1) INCLUDES GCF'S OPERATIONS FROM MARCH 1, 1995 (EFFECTIVE DATE OF THE COMBINATION) FORWARD.

IN 1996, THE COMPANY SOLD A PROPRIETARY SOFTWARE SYSTEM TO NCL, RECOGNIZING $0.7 MILLION OF PRE-TAX INCOME WHICH IS INCLUDED IN 'OTHER INCOME' IN THE COMPANY'S STATEMENTS OF OPERATIONS.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

APACHE ARBITRATION. ON FEBRUARY 12, 1996, APACHE CORPORATION ("APACHE") REQUESTED ARBITRATION TO RESOLVE ISSUES ARISING UNDER A GAS MARKETING CONTRACT ("CONTRACT") WITH CLEARINGHOUSE PURSUANT TO THE ARBITRATION PROVISIONS OF SUCH CONTRACT. ON FEBRUARY 26, 1996, CLEARINGHOUSE RESPONDED BY DENYING APACHE'S CLAIMS AND BY ALLEGING SEVERAL COUNTERCLAIMS OF ITS OWN WITH RESPECT TO APACHE'S PERFORMANCE UNDER THE CONTRACT. IN CONNECTION WITH THE ARBITRATION PROCEEDINGS, ON APRIL 9, 1996, APACHE FILED A LAWSUIT AGAINST CLEARINGHOUSE IN THE 55TH JUDICIAL DISTRICT COURT OF HARRIS COUNTY, TEXAS ("COURT"). IN THAT LAWSUIT, APACHE ALLEGES THAT CLEARINGHOUSE IS INTENTIONALLY DELAYING THE PROGRESS OF THE ARBITRATION, AND IT REQUESTS RELIEF, PURSUANT TO THE TEXAS GENERAL ARBITRATION ACT, IN THE FORM OF AN ORDER APPOINTING A THIRD ARBITRATOR, COMPELLING DISCOVERY AND REQUIRING CLEARINGHOUSE TO ASSIGN CERTAIN CONTRACTS ALLEGEDLY BELONGING TO APACHE. CLEARINGHOUSE FILED A RESPONSE TO THE LAWSUIT ON MAY 6, 1996, ASKING THAT THE COURT DISMISS APACHE'S APPLICATION FOR RELIEF OR ABATE THE SUIT PENDING RESOLUTION OF ALL MATTERS BY THE ARBITRATION PANEL ACCORDING TO THE TERMS OF THE CONTRACT. CLEARINGHOUSE HAS ALSO REQUESTED PAYMENT OF ALL ATTORNEYS' FEES AND OTHER LITIGATION EXPENSES INCURRED IN RESPONDING TO AND DEFENDING THE SUIT. CLEARINGHOUSE INTENDS TO VIGOROUSLY DEFEND THE APACHE SUIT AND THE ARBITRATION. IN THE ARBITRATION AND AGAIN IN THE LAWSUIT, APACHE CLAIMS THAT IT IS ENTITLED TO ACTUAL DAMAGES IN AN UNDETERMINED AMOUNT IN EXCESS OF $8 MILLION, AND PUNITIVE DAMAGES CALCULATED BY TRIPLING THE AMOUNT OF ACTUAL DAMAGES. NGC MANAGEMENT BELIEVES, BASED ON ITS REVIEW OF THE FACTS AND CONSULTATION WITH OUTSIDE COUNSEL, THAT THE ULTIMATE RESOLUTION OF THE APACHE SUIT WILL NOT HAVE AN ADVERSE IMPACT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS, AND THAT ANY PAYMENTS EVENTUALLY MADE IN CONNECTION WITH THE ARBITRATION AND/OR THE LAWSUIT WILL BE SUBSTANTIALLY LESS THAN THE AMOUNT CLAIMED.

FEDERAL TRADE COMMISSION INVESTIGATION. NGC AND CHEVRON HAVE PARTICIPATED IN DISCUSSIONS IN WHICH MEMBERS OF THE FTC STAFF HAVE EXPRESSED ANTITRUST CONCERNS CONCERNING THE MERGER, FOCUSED UPON CERTAIN FRACTIONATION FACILITIES AND OPERATIONS THAT COMPRISE A PART OF NGC AND THE CHEVRON ASSETS. IN ORDER TO AVOID THE EXPENSE AND DELAY ASSOCIATED WITH LITIGATION, NGC HAS REACHED AN AGREEMENT IN PRINCIPLE WITH THE FTC STAFF PURSUANT TO WHICH NGC WOULD AGREE TO SELL ITS 80 PERCENT OWNERSHIP INTEREST IN THE MONT BELVIEU I FRACTIONATOR AND WOULD RELINQUISH ITS POSITION AS OPERATOR OF GCF. THE AGREEMENT IN PRINCIPLE IS SUBJECT TO NEGOTIATION AND EXECUTION OF APPROPRIATE DOCUMENTATION AND APPROVAL BY THE FTC. AS A RESULT OF SUCH PROVISIONS, NGC MAY NOT BE ABLE TO REALIZE FULL FAIR VALUE OF ITS INTEREST IN MONT BELVIEU I AND SUCH DIVESTITURE, ALONG WITH THE RELINQUISHMENT OF THE OPERATORSHIP OF GCF, MAY PRECLUDE NGC FROM DERIVING FULL BENEFITS AND SYNERGIES FROM THE MERGER. FURTHER, THE AGREEMENT IN PRINCIPLE WITH THE FTC STAFF IS SUBJECT TO APPROVAL BY THE FTC AND IT IS POSSIBLE THAT THE FTC COULD INSIST UPON OTHER TERMS AND CONDITIONS THAT WOULD BE DETRIMENTAL TO NGC'S FINANCIAL INTERESTS. IN ADDITION, THERE CAN BE NO ASSURANCE THAT THE FTC WILL ACT IN A TIMELY MANNER.


AVOCA NATURAL GAS STORAGE PROJECT. On August 14, 1996, the Avoca Natural Gas Storage Project announced that construction at the 5 billion cubic foot storage facility had been temporarily suspended pending resolution of technical engineering issues associated with the project's brine disposal capability. NGC owns a 28 percent equity interest in this project. Project senior management are in the process of reviewing various alternative solutions to the engineering issues and expect to proceed with the construction program once a practical alternative is identified. The project's partners are reviewing alternative solutions for the project's storage-capacity holders should the temporary suspension delay the scheduled start of commercial operations, which are currently anticipated to commence in October 1997. NGC management believes that a viable solution to the engineering issues will be identified and implemented and that the project will be completed in time to meet Avoca's customers' storage requirements.

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF NGC CORPORATION INCLUDED ELSEWHERE HEREIN AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1995.

GENERAL

COMPANY PROFILE

NGC IS A LEADING NORTH AMERICAN MARKETER OF NATURAL GAS, NATURAL GAS LIQUIDS, CRUDE OIL AND ELECTRIC POWER AND IS ENGAGED IN NATURAL GAS GATHERING, PROCESSING AND TRANSPORTATION THROUGH OWNERSHIP AND OPERATION OF NATURAL GAS PROCESSING PLANTS, STORAGE FACILITIES AND PIPELINES. THROUGH JOINT VENTURES IN BOTH CANADA AND THE UNITED KINGDOM, THE COMPANY HAS EXPANDED GEOGRAPHICALLY ITS VISION OF PROVIDING CUSTOMERS HAVING MULTIPLE ENERGY COMMODITY NEEDS WITH COST-EFFECTIVE PRODUCTS AND VALUE ADDED SERVICES. ACTING IN THE ROLE OF A LARGE-SCALE AGGREGATOR, PROCESSOR, MARKETER AND RELIABLE SUPPLIER OF MULTIPLE ENERGY PRODUCTS AND SERVICES, NGC HAS EVOLVED INTO A 'ONE- STOP' ENERGY COMMODITY AND SERVICE PROVIDER.

NGC IS A HOLDING COMPANY THAT OPERATES PRINCIPALLY THROUGH TWO SUBSIDIARIES, CLEARINGHOUSE, A COLORADO PARTNERSHIP, AND TRIDENT NGL, INC., A DELAWARE CORPORATION ("TRIDENT NGL"). THE COMPANY HAS TWO PRIMARY BUSINESS SEGMENTS: THE NATURAL GAS AND ELECTRIC POWER MARKETING SEGMENT ("MARKETING") AND THE NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION SEGMENT ("LIQUIDS").

RECENT DEVELOPMENTS

NGC CORPORATION ("NGC" OR THE "COMPANY") AND CHEVRON CORPORATION ("CHEVRON") ANNOUNCED ON JANUARY 22, 1996, A PROPOSED MERGER THAT WOULD CREATE A NEW COMPANY COMPRISED OF ALL OF NGC AND SUBSTANTIALLY ALL OF CHEVRON'S GAS GATHERING, PROCESSING AND MARKETING OPERATIONS AS WELL AS ESTABLISH CERTAIN STRATEGIC ALLIANCES BETWEEN THE TWO COMPANIES. THE COMBINATION AGREEMENT AND PLAN OF MERGER WAS SIGNED ON MAY 22, 1996. A SPECIAL MEETING OF NGC'S STOCKHOLDERS WILL BE HELD ON FRIDAY AUGUST 30, 1996, TO VOTE ON THE MERGER. SUBJECT TO APPROVAL BY NGC'S STOCKHOLDERS AT THE SPECIAL MEETING AND APPROVAL BY THE FEDERAL TRADE COMMISSION, THE MERGER WILL BECOME EFFECTIVE AUGUST 31, 1996. THE COMBINED COMPANY, WHICH WILL RETAIN THE NAME NGC CORPORATION, WILL INCLUDE ALL OF NGC AND MOST OF TWO CHEVRON BUSINESS UNITS: THE HOUSTON-BASED NATURAL GAS BUSINESS UNIT AND TULSA-BASED WARREN PETROLEUM COMPANY. FOR ITS CONTRIBUTION, CHEVRON WILL RECEIVE APPROXIMATELY 46.4 MILLION SHARES IN THE NEW COMPANY, IN A COMBINATION OF COMMON AND PREFERRED SHARES, AND APPROXIMATELY $300 MILLION IN A COMBINATION OF CASH AND DEBT ASSUMPTION.

THE COMBINATION OF NGC AND THE TWO CHEVRON BUSINESS UNITS WILL MAKE THE COMBINED COMPANY THE LEADING MARKETER OF NATURAL GAS IN NORTH AMERICA, WITH AVERAGE DAILY SALES OF APPROXIMATELY 10 BILLION CUBIC FEET, OR AN ESTIMATED 14 PERCENT OF TOTAL NORTH AMERICAN GAS CONSUMPTION. THE PROPOSED TRANSACTION WILL ESTABLISH NGC AS THE SECOND LARGEST PRODUCER AND LARGEST MARKETER OF NATURAL GAS LIQUIDS ("NGL") IN NORTH AMERICA, WITH PRODUCTION OF APPROXIMATELY 140,000 BARRELS PER DAY AND SALES OF APPROXIMATELY 470,000 BARRELS PER DAY.

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

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



ANTICIPATED, ESTIMATED, PROJECTED OR EXPECTED. AMONG THE KEY FACTORS THAT MAY HAVE A DIRECT BEARING ON NGC'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ARE: (I) COMPETITIVE PRACTICES IN THE INDUSTRIES WHICH NGC COMPETES, (II) FLUCTUATIONS IN ENERGY COMMODITY PRICES WHICH HAVE NOT BEEN HEDGED OR WHICH ARE INCONSISTENT WITH NGC'S OPEN POSITION, IF ANY, IN ITS ENERGY MARKETING ACTIVITIES, (III) ENVIRONMENTAL LIABILITIES TO WHICH NGC MAY BECOME SUBJECT IN THE FUTURE WHICH ARE NOT COVERED BY INDEMNITY OR INSURANCE, AND (IV) THE IMPACT OF CURRENT AND FUTURE LAWS AND GOVERNMENTAL REGULATIONS (PARTICULARLY ENVIRONMENTAL REGULATIONS) AFFECTING THE ENERGY INDUSTRY IN GENERAL AND NGC'S OPERATIONS IN PARTICULAR.

RESULTS OF OPERATIONS

PROVIDED BELOW IS A TABULAR PRESENTATION OF CERTAIN DOMESTIC AND INTERNATIONAL OPERATING AND FINANCIAL STATISTICS FOR THE COMPANY'S SEGMENTS AND SUBSEGMENTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995, RESPECTIVELY.

                                                                        Three Months Ended       Six Months Ended
                                                                              JUNE 30,                JUNE 30,
                                                                       ---------------------   ---------------------
                                                                          1996        1995        1996        1995
                                                                       ----------   --------   ----------   --------
                                                                                     ($ in millions)
Natural Gas and Electric Power Marketing Segment:
    Operating Margin .............................................     $      8.3   $    4.3   $     54.4   $   19.5
    Natural Gas Marketing -
       Average sales volume per day (Bcf/d) (2) ..................            3.1        3.2          3.5        3.4
    NGC's interest in operations of foreign equity investees (3) -
        Average sales volume per day (Bcf/d) (4) .................            3.3        2.1          3.5        1.8
    Electric Power Marketing -
        Gross sales volumes (gigawatt hours) .....................          2,129        654        4,558        895
        Average megawatts per hour ...............................            975        297        1,043        206
Natural Gas Liquids, Crude Oil and Gas Transmission Segment:
    Operating Margin .............................................     $     43.7   $   39.1   $     87.7   $   55.4
    Natural Gas Processing -
        Operating margin .........................................     $     23.0   $   24.4   $     44.9   $   33.9
        Gross barrels processed (MBbls/d) ........................           78.1       87.3         70.5       65.3
        Net barrels processed (MBbls/d) ..........................           61.4       68.9         54.8       50.3
    Fractionation (5) -
        Operating margin .........................................     $      3.8   $    4.5   $      5.9   $    6.6
        Barrels received for fractionation (MBbls/d) .............          116.5      113.7        110.6       76.6
    Liquids and Crude Oil Marketing -
        Operating margin .........................................     $     12.3   $    5.1   $     26.7   $    7.8
        NGL Marketing - sales volumes (MBbls/d) ..................          148.3      120.4        153.1       94.0
        Crude Oil Marketing - sales volumes (MBbls/d) ............          103.5       43.9        102.8       44.9
    Transmission and Other -
        Operating margin .........................................     $      4.6   $    5.1   $     10.2   $    7.1

(1) The Combination was accounted for under the purchase method of accounting and the results of operations of Trident are included in the accompanying financial statements and in these operating statistics effective March 1, 1995.
(2) Includes 0.1 and 0.07 Bcf/d in intercompany gas sales for the three-month periods ended June 30, 1996 and 1995, and 0.1 and 0.05 Bcf/d in intercompany gas sales for the six-month periods ended June 30, 1996 and 1995, respectively.
(3)     Includes NCL and Accord.
(4) Includes 0.3 Bcf/d of inter-affiliate gas sales for both the 1996 and 1995 three- and six-month periods, respectively.
(5) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

For the quarter ended June 30, 1996, NGC realized net income of $13.8 million, or $0.12 per share, on total revenue of $1.2 billion compared with second quarter 1995 net income of $4.9 million, or $0.04 per share, on revenue of $841.0 million. Income before income taxes totaled $17.2 million for the three-months ended June 30, 1996, an $11.1 million increase over the comparable 1995 period. The increase in net income between periods reflects earnings improvement in both operating segments and is generally a result of stronger gas marketing margins combined with higher NGL marketing and crude oil sales volumes and margins in the 1996 period.

Consolidated operating margin for the second quarter of 1996 totaled $52.0 million, an $8.6 million increase over the $43.4 million reported in the corresponding 1995 period. Marketing contributed $8.3 million to the consolidated margin, an improvement of $4.0 million over the second quarter 1995 margin of $4.3 million; whereas, Liquids contributed $43.7 million to the consolidated margin compared with $39.1 million in the 1995 quarter. Operating income totaled $18.7 million in the second quarter of 1996 compared with $13.1 million in the comparable 1995 period, an increase of $5.6 million, reflecting the aforementioned increase in consolidated operating margin offset by increases in both depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense results principally from the continued expansion of the Company's depreciable asset base resulting from acquisitions and capital projects completed during the four quarters in the period ended June 30, 1996. The increased level of general and administrative expenses resulted principally from the incremental effect of increased overhead required to support the previously mentioned growth.

NGC's quarterly results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $8.1 million to second quarter 1996 pre-tax income compared with $4.3 million in the 1995 period. NGC's investment in its foreign joint venture affiliates, NCL and Accord, contributed $7.2 million to equity earnings compared with $3.9 million in 1995. Combined, the foreign joint venture affiliates averaged 3.3 Bcf/d of gas sales during the 1996 quarter, an increase of 1.2 Bcf/d over the average daily sales volume reported in the second quarter of 1995. The increase in volumes sold is primarily attributed to NCL's acquisition of Pan-Alberta Gas, Ltd. ("Pan-Alberta") in June 1995. The remaining $0.9 million of 1996 quarterly equity earnings result principally from the Company's investment in GCF.

Interest expense was level between periods totalling $9.1 million for the quarter ended June 30, 1996, and $9.0 million for the same 1995 period. The average outstanding principal balance was slightly lower during the quarter ended June 30, 1996, as compared with the 1995 period but the Company's average interest rate, which is a weighted average rate derived from a combination of fixed and variable rates attributed to the Company's senior and subordinated indebtedness, was slightly higher in the 1996 period as compared with 1995.

The Company recognized a charge of $0.5 million in the 1996 quarter and $1.75 million in the 1995 quarter representing losses incurred at two separate gas processing facilities as a result of a fire and a tornado, respectively. The charges represent the Company's uninsured exposure resulting from insurance deductibles in existence at the date of each casualty loss. Such amounts are included as 'other expenses' in the Company's statements of operations.

The Company reported an income tax provision of $3.4 million for the three-month period ended June 30, 1996, representing an effective rate of 20 percent, which compared with an income tax provision of $1.3 million and an effective rate of 21 percent for the equivalent 1995 period. During the second quarter of 1996, the Company

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


received a refund of approximately $0.8 million related to foreign taxes paid on dividends received from Accord. Other differences between the aforementioned effective rates and the statutory rate of 37 percent for each of the three-month periods ended June 30, 1996 and 1995, respectively, include permanent differences and the effect of certain foreign equity investments.

NATURAL GAS AND ELECTRIC POWER MARKETING

Entering the second quarter of 1996, management believed demand for natural gas would be higher than is normal for a spring quarter as a result of gas injections required to restore low storage levels to historical ranges which, in turn, would likely increase market price volatility translating into opportunity for the segment. However, consistent with historical market conditions and those seen during the second quarter of 1995, results for the second quarter of 1996 reflected normal seasonal demand and a lack of price volatility typically associated with the spring period. Marketing's operating margin for the three-month period ended June 30, 1996, totaled $8.3 million compared with $4.3 million in the same 1995 period. The $4.0 million improvement in the segment's operating margin was primarily a result of higher per unit sales margins in 1996 as gas sales volumes were virtually flat period to period. Domestic gas volumes sold totaled 3.1 Bcf/d in 1996 compared with 3.2 Bcf/d in 1995.

NGC's electric power marketing business operates through Electric Clearinghouse, Inc. ("ECI") which began marketing electric power in January 1995. For the quarter ended June 30, 1996, ECI reported sales volumes of 2.1 million megawatt hours which compares with second quarter 1995 sales volumes of 0.7 million megawatt hours. Daily volumes increased three times, totaling 975 megawatts per hour, compared with 297 megawatts per hour during the second quarter of 1995. ECI is continuing to pursue opportunities to broaden its domestic marketing of electric power and is introducing a variety of services to this burgeoning industry.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids reported a second quarter 1996 operating margin of $43.7 million, representing an increase of $4.6 million over the same 1995 period. Key factors behind the improved operating results include increased sales volumes and margins in the NGL and crude oil marketing businesses which result from growth in these operations coupled with volumes added through acquisitions. The improved earnings were somewhat offset by lower margins in the gas processing business, before consideration of hedging activities, and the fractionation business. NGL liquids sales volumes increased 23 percent this quarter to 148.3 thousand barrels per day, up from sales of 120.4 thousand barrels per day in the second quarter last year. Crude oil sales volumes were also higher, more than doubling from 43.9 thousand barrels per day to 103.5 thousand barrels per day in the 1996 period. The lower results reported by the gas processing business reflect a combination of strong improvement in operating margin quarter to quarter at the Company's field processing plants which was more than offset by a quarter to quarter decrease in operating margin at the straddle processing plants. Improved product prices pushed field plant processing margins up, while management chose to reduce volume throughput at its straddle plants due to more favorable economics associated with unprocessed versus processed natural gas during the period resulting in significantly lower straddle plant margins quarter to quarter. However, the segment did report higher margins period to period from its processing activities after taking into account hedging activities which are captured in the NGL marketing results. Consistent with the first quarter of 1996, the operating margin reported by the fractionation business was negatively impacted by higher third-party fractionation fees, resulting principally from the third quarter 1995 closure of the Lake Charles, Louisiana fractionator, which more than offset slightly higher volumes received for fractionation during the period.

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

For the six-month period ended June 30, 1996, NGC realized net income of $44.2 million, or $0.37 per share, on total revenue of $2.8 billion compared with normalized 1995 net income for the same period of $14.4 million, or $0.13 per share, on total revenue of $1.6 billion. Normalized results for 1995 are exclusive of a non-recurring income tax benefit of $45.7 million, or $0.41 per share, related to the Combination. NGC's mid-year 1995 reported net income, which included the non-recurring benefit, was $60.1 million, or $0.54 per share. Income before income taxes totaled $63.8 million for the six-months ended June 30, 1996, a $45.9 million increase over the comparable 1995 period. Cash flows from operating activities for the 1996 six-month period increased to $86.7 million, representing a $52.1 million increase on a period to period comparison. Increases in both income and operating cash flow are principally a result of stronger margins generated by the extremely cold temperatures during the first three months of 1996 which increased the demand for energy products and premium services during that period, continued sales volume increases during the second quarter of 1996 in the Company's NGL and crude oil marketing businesses which allowed NGC to realize improved margins over the 1995 period and the inclusion of Trident's operations for the entire 1996 period as opposed to only four months in 1995.

Consolidated operating margin totaled $142.1 million for the six-months ended June 30, 1996, compared with $74.9 million in the corresponding 1995 period, reflecting significantly higher margins in both the Marketing and Liquids segments. Marketing contributed $54.4 million to the consolidated margin, an improvement of $34.9 million over the operating margin reported in the same 1995 period. Likewise, Liquids improved its operating margin by $32.3 million, contributing $87.7 million to the consolidated margin in the 1996 period. Operating income was $72.4 million in the first six months of 1996 compared with $24.5 million for the equivalent 1995 period, an increase of $47.9 million, reflecting the aforementioned increase in consolidated operating margin offset by increases in both depreciation and amortization and general and administrative expenses. Increased depreciation and amortization expense in 1996 results principally from the inclusion of Trident's operations for the entire 1996 period as opposed to only four months in 1995 combined with the expansion of the Company's depreciable asset base resulting from construction and other acquisitions completed during the four quarters in the period ended June 30, 1996. Higher general and administrative expenses resulted from the incremental effect of the Combination, increased overhead required to support NGC's growth resulting principally from acquisitions during the twelve months in the period ended June 30, 1996, and higher variable compensation costs in 1996 as opposed to the comparable 1995 period.

NGC's six-month results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $12.7 million to mid-year 1996 pre-tax income compared with $9.2 million for the same 1995 period. NGC's investment in its foreign joint venture affiliates, NCL and Accord, contributed $10.7 million to equity earnings in 1996 compared with $8.8 million in 1995. Combined, the foreign joint venture affiliates averaged 3.5 Bcf/d of gas sales during the 1996 period, an increase of 1.7 Bcf/d over the average sales volume reported in the six-months of 1995. The significant increase in volumes sold is primarily attributed to NCL and Accord's substantial growth over the past year and NCL's acquisition of Pan-Alberta in June 1995. The remaining $2.0 million of 1996 equity earnings result principally from the Company's investment in GCF, which was acquired by NGC in the Combination.

Interest expense increased $7.0 million to $19.8 million for the six-month period ended June 30, 1996, compared with $12.8 million in the equivalent 1995 period. The increase is reflective of higher outstanding debt balances resulting principally from debt assumed in conjunction with the Combination, which amounts were outstanding for the entire 1996 period as opposed to only four-months in 1995, and borrowings for capital expenditures and

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


investments in unconsolidated affiliates. The Company benefitted in the first six months of 1996 from lower average interest rates applicable to its revolving credit facility.

In 1996, the Company sold a proprietary software system to NCL, recognizing $0.7 million of pre-tax income which is included in 'other income' in the Company's statements of operations. Included in 'other expenses' in the Company's statements of operations for the six-months ended June 30, 1996 and 1995, respectively, are the previously discussed charges related to the fire and tornado damage at two separate gas processing facilities.

The Company reported an income tax provision of $19.7 million on pre-tax income of $63.8 million for the six-month period ended June 30, 1996, an effective rate of 31 percent. The difference between the 1996 effective rate and the statutory rate of 37 percent is a result of the aforementioned foreign tax refund, permanent differences and certain foreign equity investments. In comparison, for the six-month period ended June 30, 1995, the Company recognized an income tax benefit of $42.2 million on pre-tax income of $17.9 million. During the first quarter of 1995, the Company recognized a $45.7 million income tax benefit in connection with the Combination. The income tax benefit was a result of the recognition of the excess tax basis held by certain Clearinghouse partners which can be used to reduce NGC's future income tax liabilities. The six-month 1995 tax provision totaled $3.5 million, exclusive of the effect of the one-time benefit, resulting in an effective rate of 20 percent. Differences between the mid-year 1995 effective rate and the statutory rate are attributed to pre-combination earnings of Clearinghouse which were predominantly taxed as partnership income and the previously mentioned permanent differences and foreign equity investments.

NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin of $54.4 million for the first half of 1996 reflected both higher sales volumes and improved physical gas sales margins as compared with the equivalent 1995 period. The improved natural gas marketing operating results were primarily a result of the extremely cold temperatures that blanketed much of North America during the first quarter of 1996 which created high energy demand and a volatile pricing environment resulting in increased demand for premium services provided by the Company. Domestic gas volumes sold increased 0.1 Bcf/d to 3.5 Bcf/d in 1996 as compared with 3.4 Bcf/d in 1995.

For the six-months ended June 30, 1996, ECI reported sales volumes of 4.6 million megawatt hours which compares with 0.9 million megawatt hours for the same 1995 period. Daily volumes increased five times on average, totaling 1,043 megawatts per hour in 1996, compared with 206 megawatts per hour in 1995.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids mid-year 1996 operating margin of $87.7 million reflected improvement in substantially all of the segment's businesses. The earnings improvement is attributed to a number of factors including: (i) the acquisition of Trident and the synergies realized from that merger; (ii) the acquisition and efficient utilization of other assets such as the Ozark Gas Transmission System and a crude oil pipeline acquired from Kerr-McGee; (iii) improved liquids processing volumes and margins; (iv) significantly higher crude oil marketing sales volumes and improved margins; and (v) improved NGL Marketing sales volumes partly as a result of the LPG Services, Inc. acquisition. The operating margin reported by the fractionation business was negatively impacted by higher third-party fractionation fees, resulting principally from the third quarter 1995 closure of the Lake Charles, Louisiana fractionator, which more than offset higher volumes received for fractionation during the period.

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


PRO FORMA SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

The pro forma information provided gives effect to the Combination as if it had occurred on January 1, 1994 and, accordingly, combines the activities of both Clearinghouse and Trident for the six-month period ended June 30, 1995. The information for the six-months ended June 30, 1996, reflects the historical operating results described previously herein. The pro forma results do not give effect to any synergies or cost savings expected as a result of the Combination. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the Combination occurred at the beginning of the periods presented nor does it purport to indicate the future results of the Company.

                                                                SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------
                                                                    1996      1995 (1)
                                                                 ----------   --------
                                                                     ($ in millions)
Natural Gas and Electric Power Marketing Segment:
  Operating margin .........................................     $     54.4   $   19.5
  Natural Gas Marketing -
     Average sales volume per day (Bcf/d) (2) ..............            3.5        3.4
  Operations of unconsolidated foreign equity affiliates (3)
     Average sales volume per day (Bcf/d) (4) ..............            3.5        1.8
  Electric Power Marketing -
     Gross sales volumes (gigawatt hours) ..................          4,558        895
     Average megawatts per hour ............................          1,043        206
Natural Gas Liquids, Crude Oil and Gas Transmission Segment:
  Operating margin .........................................     $     87.7   $   69.1
  Natural Gas Processing -
     Operating margin ......................................     $     44.9   $   42.8
     Gross barrels processed (MBbls/d) .....................           70.5       87.7
     Net barrels processed (MBbls/d) .......................           54.8       68.5
  Fractionation (5) -
     Operating margin ......................................     $      5.9   $    8.5
     Barrels received for fractionation (MBbls/d) ..........          110.6      113.2
  Liquids and Crude Oil Marketing and Other -
     Operating margin ......................................     $     36.9   $   17.8
     NGL Marketing - sales volumes (MBbls/d) ...............          153.1      125.1
     Crude Oil Marketing - sales volumes (MBbls/d) .........          102.8       44.9

(1) The pro forma information assumes that Trident and NGC were combined for the three-month period ended March 31, 1995.
(2) Includes 0.01 Bcf/d in intercompany gas sales for the six-months ended June 30, 1996 and 1995, respectively.
(3)     Includes NCL and Accord.
(4) Includes 0.3 Bcf/d of inter-affiliate gas sales for the three-month periods ended March 31,1996 and 1995, respectively.
(5) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.

Net income for the six-months ended June 30, 1996, was $44.2 million, or $0.37 per share, compared with pro forma net income of $13.5 million, or $0.12 per share, for the same period in 1995. Pro forma 1995 net income excludes the aforementioned non-recurring income tax benefit of $45.7 million and includes an incremental pro forma tax provision related to Clearinghouse's pre-combination earnings. Consolidated operating margin for the six-month period ended June 30, 1996, increased to $142.1 million over the pro forma consolidated operating margin of $88.6 million for the equivalent 1995 period. The increase in 1996's historical consolidated operating

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


margin as compared with the pro forma 1995 amount is attributed to improved Marketing operating results due to higher volumes and margins in the 1996 period as compared with the same 1995 period and improved Liquids results due principally to higher NGL and crude oil sales volumes in 1996 as compared with 1995, offset partially by lower processing and fractionation volumes. Operating income increased in 1996 as compared with the pro forma 1995 period by $42.2 million as a result of the aforementioned improved consolidated operating margin offset by higher depreciation and amortization and general and administrative expenses. After adjusting for the impact of the Combination, the higher 1996 depreciation and amortization and general and administrative expenses were generally attributable to the same factors which affected actual results described previously herein.


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

OPERATING CASH FLOW

The Company's cash flow from operating activities differs from reported net income principally as a result of adjustments for non-cash items and changes in working capital resulting from operating activities. The significant increase in operating cash flow during the first six months of 1996 as compared with the comparable 1995 period is principally a result of improved pre-tax earnings in 1996, increased cash flow in 1996 as compared with 1995 resulting from inventory reductions required to meet the market demands created by the extremely cold temperatures prevalent in the first quarter of 1996 and the effect non-cash adjustments had on operating cash flow between periods. Such non-cash adjustments are net of a $2.3 million dividend payment made in 1995 to the Company by Accord. No dividends were received from Accord during the six-months ended June 30, 1996. The following describes generally the impact working capital changes may have on the Company's operating cash flow from period to period.

ACCOUNTS RECEIVABLE. Generally, the level of NGC's accounts receivable is impacted primarily by sales volumes and prices. Given the impact of seasonal demand factors on the Company's sales volumes and the prices of natural gas, NGLs and crude oil, NGC's accounts receivable are typically higher in the winter months than during the balance of the year.

INVENTORIES. The Company maintains varying levels of natural gas, NGL and crude oil inventories. Due to seasonal demand factors, natural gas and NGL inventories are typically purchased during the summer months and sold during the winter months. Generally, a significant portion of the Company's product inventories held as of a year-end are expected to be sold during the first quarter of the following year. Inventory purchases are generally discretionary; however, periodic inventory accumulations allow the Company to capture peak deliverability opportunities and to take advantage of expected seasonal price differentials. Material and supplies inventory, used primarily at the Company's processing plants and fractionation facilities, typically turn over more slowly than product inventory volumes.

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



ACCOUNTS PAYABLE. The level of the Company's trade accounts payable will generally follow in tandem with the level of trade accounts receivable as purchased volumes and product prices will typically fluctuate directionally with sales volumes and prices.

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


CAPITAL EXPENDITURES, COMMITMENTS AND DIVIDEND REQUIREMENTS

The Company's business strategy has been to grow horizontally across all sectors of the midstream energy business segment through strategic acquisitions or construction of core operating facilities in order to capture the significant synergies which management believes exist among these types of assets and NGC's natural gas and NGL marketing businesses. During the first six months of 1996, the Company spent $26.9 million principally on assorted acquisitions of additional interests in gas processing facilities, for the acquisition of LPG Services, Inc. and on capital improvements at existing facilities. During the period, the Company received a $4.6 million payment from an unconsolidated affiliate representing reimbursement of funds previously advanced to the entity. Additionally, during the period, NGC received a $14.5 million payment from a third party representing partial payment for certain contracts related to a processing plant.

During the first six months of 1995, the Company spent an aggregate $255.0 million principally for the acquisition of Trident and certain pipeline assets, other capital improvements and the contribution to NCL necessary to fund its acquisition of Pan-Alberta. Approximately $166.9 million, exclusive of transaction related costs, was required to consummate the tender offer related to the Combination. These funds were provided by British Gas, NOVA and Clearinghouse. Specifically, British Gas and NOVA each contributed $67.5 million to their respective subsidiaries that participated in the Combination and Clearinghouse provided $31.9 million to fund the balance. Clearinghouse funded the $31.9 million and certain other costs associated with the Combination through a combination of cash on hand and $25.0 million in borrowings under its then existing credit agreement.

NGC currently declares an annual dividend of $0.05 per common share payable in quarterly installments. During the six-months ended June 30, 1996, the Company paid $4.1 million in cash dividends and the Company's Board of Directors, on July 9, 1996, declared a $0.0125 per share dividend payable September 3, 1996, to holders of record on July 29, 1996. Prior to the Combination, Clearinghouse made distributions primarily to enable Clearinghouse's partners to pay tax liabilities incurred as a result of Clearinghouse generated income which was taken into account by the Clearinghouse Owners in computing their separate income tax liabilities. During the first six-months of 1996, the Company received $0.7 million from the Clearinghouse Owners related to tax advances made by the Company prior to the Combination in amounts in excess of actual tax liabilities. During the first six-months of 1995, dividends and distributions totalled $7.9 million.

                                 NGC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVOLVING CREDIT FACILITY

On March 14, 1995, the Company entered into the NGC Corporation Credit Agreement ("Credit Agreement"), which established a five-year $550 million revolving credit facility. The Credit Agreement provides for letters of credit (up to $150 million) and borrowings for working capital, capital expenditures and general corporate purposes of up to $550 million in the aggregate. The $550 million commitment under the Credit Agreement reduces by $22.5 million each quarter beginning in March 1998 and continuing through maturity. Generally, borrowings under the Credit Agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's debt to capitalization ratio. The margin at June 30, 1996, was 0.5 percent and the average interest rate applicable to borrowings under the Credit Agreement approximated 5.87 percent. During the first quarter of 1995, NGC entered into arrangements with financial institutions that effectively capped the base Eurodollar rate on $100 million of borrowings at rates between 8.5 percent and 9.1 percent through January 1998. The Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. At June 30, 1996, letters of credit and borrowings outstanding under the Credit Agreement aggregated $157.4 million and unused borrowing capacity under the Credit Agreement approximated $392.6 million. Certain amendments will be made to the Credit Agreement to accommodate the Chevron transaction.

SHELF REGISTRATION OF $250 MILLION OF SENIOR NOTES

The Company has issued $150 million of 6.75 percent Senior Notes ("Notes") pursuant to a $250 million shelf registration. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, beginning June 15, 1996. The Notes represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries ("Subsidiary Guarantors"). Upon issuance, the Notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of the Notes.

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

TRIDENT NOTES

At June 30, 1996, Trident had outstanding $105 million principal amount of 10.25% Subordinated Notes due 2003 and $65 million principal amount of 14% Senior Subordinated Notes due 2001, with interest payable semi-annually on both notes. Beginning in 1998, corresponding with the first call dates, the Company may repurchase the Subordinated Notes and Senior Subordinated Notes at 104.5 percent and 107 percent of the principal amount, respectively, with such reacquisition prices reducing as the notes mature. The indentures covering the Subordinated Notes and Senior Subordinated Notes contain covenants that, among other things, require Trident to meet certain financial tests; limit the amount of investments, dividends and asset sales that can be made by Trident; and restrict the ability of Trident and its subsidiaries to incur additional indebtedness, create or permit liens and engage in certain transactions. Although Trident's net assets at June 30, 1996, approximated $355 million, management does not believe that the terms of the indentures materially restrict the ability of Trident to transfer funds to the Company given that Trident is a Subsidiary Guarantor combined with the level of advances made by NGC to Trident. The unamortized premium balance associated with each of the Subordinated Notes and Senior Subordinated Notes represents a fair value adjustment to the aggregate principal balance of the notes recognized as part of the Combination. The unamortized premium balance of $16.9 million at June 30, 1996, is being amortized using the interest method.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 annual meeting (the "Annual Meeting") of the stockholders of NGC was held on May 10, 1996. The purpose of the Annual Meeting was to consider and vote upon the following proposals:

1. to elect ten directors to serve until the 1997 Annual Meeting of Stockholders;

2. to approve the adoption of an amendment to the NGC Corporation Non-Employee Director Compensation Plan;

3. to approve the adoption of an amendment to the Trident NGL Holding, Inc. Amended and Restated 1991 Stock Option Plan; and

4. to ratify the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1996.

The Company's Board of Directors is comprised of ten members. At the Annual Meeting, each of the following individuals was re-elected to serve as a director of the Company: C.L. Watson; Stephen W. Bergstrom; Stuart David Anderson; Dennis
W. Cottrell; Roy Alan Gardner; C. Kent Jespersen; Jeffrey M. Lipton; Albert Terrance Poole; Daniel L. Dienstbier; and J. Otis Winters.

The following votes were cast with respect to the approval of an amendment of the NGC Corporation Director Compensation Plan:

                       For:                  101,233,325
                       Against/Withheld:         817,189
                       Abstentions:               31,658
                       Broker non-votes:          40,383

The following votes were cast with respect to the approval of an amendment to the Trident NGL Holding, Inc. Amended and Restated 1991 Stock Option Plan:

                        For:                  97,182,652
                        Against/Withheld:      2,586,332
                        Abstentions:              45,443
                        Broker non-votes:      2,308,128

The following votes were cast with respect to the ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1996:

                       For:                  100,552,207
                       Against/Withheld:         787,078
                       Abstentions:               11,059
                       Broker non-votes:         772,211

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

         Exhibit
         NUMBER          DESCRIPTION

        2.1 Combination Agreement and Plan of Merger, dated October 21, 1994, among Trident NGL Holding, Inc., Natural Gas Clearinghouse, British Gas General Partner Inc., British Gas Limited Partner Inc., British Gas NGC L.P., NOVA NGC, Inc., Participating Employee Partners, C.L. Watson, Inc., Stephen W. Bergstrom, Inc., Gilbert Burciaga, Inc., A.R. Cipriani, Jr., Inc., David C. Feldman, Inc., James T. Hackett, Inc., H. Keith Kaelber, Inc., Kenneth E. Randolph, Inc., Donald R. Sinclair, Inc. and Jacob S. Ulrich, Inc. (1)

        2.2 Combination Agreement and Plan of Merger by and between NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp. dated March 22, 1996 (4)

        3.1 Amended and Restated Certificate of Incorporation of NGC Corporation (2)

        3.2     Amended and Restated ByLaws of NGC Corporation (3)

        10.1 Form of Voting Agreement dated May 22, 1996 between Chevron U.S.A. Inc. and BG Holdings, Inc.(5)

        10.2 Scope of Business Agreement dated May 22, 1996 between Chevron Corporation and NGC Corporation(5)

        10.3 Stockholders Agreement, dated May 22, 1996, among BG Holdings, Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.(5)

        10.4 Employment Agreement dated April 2, 1996 by and between NGC Corporation and Mr. Stephen A. Furbacher(5)

        10.5 Employment Agreement dated March 15, 1996 by and between NGC Corporation and Mr. Mark L. Hazelwood(5)

        10.6 Lease Agreement entered into on June 12, 1996 between Metropolitan Life Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant(5)

        10.7 First Amendment to Lease Agreement entered into on June 12, 1996 between Metropolitan Life Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant(5)

- --------------
        (1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Trident NGL Holding, Inc., Commission File No. 1-11156, dated October 21, 1994.
        (2) Incorporated by reference to exhibits to the Annual Report on Form 10-K of NGC Corporation for the Fiscal Year Ended December 31, 1994, Commission File No. 1-11156.

        (3) Incorporated by reference to exhibits to the Annual Report on Form 10-K of NGC Corporation for the Fiscal Year Ended December 31, 1995, Commission File No. 1-11156.
        (4) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated May 22, 1996, Commission File No. 1-11156.
        (5) Incorporated by reference to exhibits to the Registration Statement of Midstream Combination Corp. on Form S-4, Registration No. 333-09419.

b.      Reports on Form 8-K

        Current Report on Form 8-K, Commission File No. 1-11156, dated May 22, 1996, relating to the signing of the Combination Agreement and Plan of Merger by NGC Corporation ("NGC"), Chevron U.S.A. Inc. ("Chevron") and an affiliate of Chevron concerning a strategic business combination pursuant to which substantially all of Chevron's gas gathering, processing and marketing operations will be merged with NGC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




                              NGC CORPORATION




Date: AUGUST 14, 1996         By: /s/  H. KEITH KAELBER
                                       H. Keith Kaelber, Senior Vice President
                                       and Chief Financial Officer (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)