Form 10-Q
period 1996-09-30
NGC CORP
filed 1996-11-14
CIK 879215

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to

                        Commission file number: 1-11156


                                NGC CORPORATION
            (Exact name of registrant as specified in its charter)

        AND EACH OF THE SUBSIDIARY GUARANTORS OF CERTAIN DEBT SECURITIES

             DELAWARE                              94-3248415
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                            13430 NORTHWEST FREEWAY
                              HOUSTON, TEXAS 77040
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ---       ---

Number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date: Common stock, $.01 par value per share, 149,802,332 shares outstanding as of November 12, 1996.

                                NGC CORPORATION
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                   PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   Condensed Consolidated Balance Sheets:
     September 30, 1996 and December 31, 1995....................   3
   Condensed Consolidated Statements of Operations:

   For the three months ended September 30, 1996 and 1995........   4
     For the nine months ended September 30, 1996 and 1995.......   5
   Condensed Consolidated Statements of Cash Flows:
     For the nine months ended September 30, 1996 and 1995.......   6
   Notes to Condensed Consolidated Financial Statements..........   7

   Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................  12

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings....................................  23

   Item 2.  Changes in Securities................................  23

   Item 3.  Not Applicable.......................................  --

   Item 4.  Submission of Matters to a Vote of Security Holders..  25

   Item 5.  Not Applicable.......................................  --

   Item 6.  Exhibits and Reports on Form 8-K.....................  25


NGC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                          SEPTEMBER 30,   DECEMBER 31,
                                               1996           1995
                                          --------------  -------------
                                           (unaudited)
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $   22,040     $   16,266
Accounts receivable, net                        704,591        562,278
Accounts receivable, affiliates                   3,666          1,624
Inventories                                     210,277         74,263
Assets from risk management activities           78,934         88,093
Prepayments and other assets                     15,866         20,415
                                             ----------     ----------
                                              1,035,374        762,939
                                             ----------     ----------

PROPERTY, PLANT AND EQUIPMENT                 1,771,326      1,013,354
Less: accumulated depreciation                 (105,581)       (64,843)
                                             ----------     ----------
                                              1,665,745        948,511
                                             ----------     ----------
OTHER ASSETS:
Investments in unconsolidated affiliates        134,484         62,370
Assets from risk management activities           83,219         26,380
Other assets                                    202,733         75,052
                                             ----------     ----------

                                             $3,121,555     $1,875,252
                                             ==========     ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $  701,039     $  543,108
Accounts payable, affiliates                     17,490         22,547
Accrued liabilities                             113,209         58,736
Liabilities from risk management                 65,299         81,283
 activities                                  ----------     ----------
                                                897,037        705,674

LONG-TERM DEBT                                  770,494        522,764

OTHER LIABILITIES:
Liabilities from risk management                 33,531         22,570
 activities
Deferred income taxes                           306,686         43,227
Other long-term liabilities                      45,234         28,637
                                             ----------     ----------
                                              2,052,982      1,322,872
                                             ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value,
 50,000,000 shares authorized:
 8,000,000 shares designated as Series           75,418            ---
 A Participating Preferred Stock,
 7,815,363 shares issued and
 outstanding at September 30, 1996


Common stock, $0.01 par value,
 300,000,000 shares authorized;
 149,755,977 shares issued and
 outstanding at September 30, 1996;               1,497          1,105
 110,493,411 shares issued and
 105,031,874 shares outstanding at
 December 31, 1995



Additional paid-in capital                      894,007        515,785
Retained earnings                                97,651         35,490
                                             ----------     ----------
                                              1,068,573        552,380
                                             ----------     ----------

                                             $3,121,555     $1,875,252
                                             ==========     ==========

           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                          -------------------------------
                                                 1996             1995
                                          -------------------  ----------
Revenues                                          $1,495,482    $944,229
Cost of sales                                      1,413,171     887,266
                                                  ----------    --------

Operating margin                                      82,311      56,963

Depreciation and amortization                         17,496      12,828
General and administrative expenses                   22,901      17,473
                                                  ----------    --------

Operating income                                      41,914      26,662

Equity in earnings of unconsolidated
 affiliates                                            4,298       6,616

Other income                                           1,021         512
Relocation costs                                      (4,000)        ---
Interest expense                                     (10,539)     (9,990)
Other expenses                                          (840)     (1,414)
                                                  ----------    --------

Income before income taxes                            31,854      22,386
Income tax provision                                  10,402       7,778
                                                  ----------    --------

NET INCOME                                        $   21,452    $ 14,608
                                                  ==========    ========
NET INCOME PER SHARE:
Net income                                        $   21,452    $ 14,608
Less: preferred stock dividends                           33         ---
                                                  ----------    --------
Net income applicable to common
 stockholders                                     $   21,419    $ 14,608
                                                  ==========    ========

Net income per common and common
 equivalent share                                      $0.16       $0.13
                                                  ==========    ========

Weighted average number of common and
 common equivalent shares outstanding                135,637     117,264
                                                  ==========    ========

           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                          ------------------------------
                                                1996            1995
                                          -----------------  -----------
Revenues                                         $4,305,756   $2,588,201
Cost of sales                                     4,081,368    2,456,353
                                                 ----------   ----------

Operating margin                                    224,388      131,848

Depreciation and amortization                        46,601       31,405
General and administrative expenses                  63,514       49,328
                                                 ----------   ----------

Operating income                                    114,273       51,115

Equity in earnings of unconsolidated
 affiliates                                          16,956       15,779

Other income                                          3,615        2,009
Relocation costs                                     (4,000)         ---
Interest expense                                     30,317      (22,757)
Other expenses                                       (4,828)      (5,851)

Income before income taxes                           95,699       40,295
Income tax provision (benefit)                       30,081      (34,460)
                                                 ----------   ----------

NET INCOME                                       $   65,618   $   74,755
                                                 ==========   ==========

NET INCOME PER SHARE:                                         PRO FORMA

Income before income taxes                       $   95,699   $   40,295
Income tax provision                                 30,081       13,449
                                                 ----------   ----------
Net income                                           65,618       26,846
Less: preferred stock dividends                          33          ---
                                                 ----------   ----------
Net income applicable to common
 stockholders                                    $   65,585   $   26,846
                                                 ==========   ==========

Net income per common and common
 equivalent share                                     $0.53        $0.24
                                                 ==========   ==========

Weighted average number of common and
 common equivalent shares outstanding               123,624      113,111
                                                 ==========   ==========

           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                          ------------------------------
                                                 1996            1995
                                          ------------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  65,618   $  74,755
Items not affecting cash flows from
 operating activities:
Depreciation and amortization                        48,101      31,405
Equity in earnings of affiliates, net               (11,104)     (7,202)
 of cash distributions
Risk management activities                          (18,721)      1,550
Deferred income taxes                                30,848     (34,221)
Amortization of bond premium                         (3,270)     (2,238)
Other                                                 5,038       2,915
Changes in assets and liabilities
 resulting from operating activities:
Accounts receivable                                (144,151)     40,590
Inventories                                         (61,270)    (28,111)
Prepayments and other assets                          4,549      (1,245)
Accounts payable                                    152,856     (24,287)
Accrued liabilities                                  24,580      17,230
Other, net                                             (580)      1,975
                                                  ---------   ---------

Net cash provided by operating                       92,494      73,116
 activities                                       ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                (63,995)   (101,002)
Acquisition of Trident NGL Holding,                     ---    (165,267)
 Inc., net of cash acquired
Investment in unconsolidated                          4,373     (17,385)
 affiliates, net
Other, net                                           14,500         ---
                                                  ---------   ---------
Net cash used in investing activities               (45,122)   (283,654)
                                                  ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                  893,000     737,550
Repayments of long-term borrowings                 (930,687)   (642,000)
Proceeds from sale of capital stock,                    858         310
 options and warrants
Capital contributions                                   ---     135,000
Dividends and other distributions                    (4,769)     (7,944)
                                                  ---------   ---------

Net cash provided by (used in)                      (41,598)    222,916
 financing activities                             ---------   ---------

Net change in cash and cash equivalents               5,774      12,378
Cash and cash equivalents, beginning of              16,266      15,219
 period                                           ---------   ---------

Cash and cash equivalents, end of period          $  22,040   $  27,597
                                                  =========   =========

           See notes to condensed consolidated financial statements.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

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


NOTE 2 -- ACQUISITION OF GAS MARKETING AND MIDSTREAM ASSETS

On August 31, 1996, NGC completed a strategic combination (the "Chevron Combination") with Chevron U.S.A. Inc. and certain Chevron affiliates ("Chevron") pursuant to which Chevron contributed substantially all of its midstream assets (the "Contribution"), including substantially all of the assets comprising Warren Petroleum Company and Chevron's Natural Gas Business Unit and an undivided interest in those assets that constitute the West Texas LPG Pipeline, into Midstream Combination Corp. ("Midstream"), a Delaware corporation formed for purposes of the transaction. NGC, which was formed effective March 1, 1995, pursuant to a strategic business combination between Natural Gas Clearinghouse ("Clearinghouse") and Trident NGL Holding, Inc. was merged with and into Midstream immediately following the Contribution and Midstream was renamed NGC Corporation. In exchange for the Contribution, Chevron received approximately 38.6 million shares of NGC common stock and approximately 7.8 million shares of NGC's Series A Participating Preferred Stock and NGC assumed approximately $283 million of indebtedness. Immediately following closing of the Chevron Combination, NGC paid approximately $128 million to Chevron and funded such payment under its Credit Agreement. In connection with the Chevron Combination, NGC and Chevron also entered into certain ancillary supply, sales and service agreements with respect to natural gas, natural gas liquids and electricity. Pursuant to these ancillary agreements, NGC has the right to, among other things, purchase and/or market substantially all the natural gas and natural gas liquids produced or controlled by Chevron in the United States (except Alaska), to process substantially all of Chevron's processable United States natural gas production in those geographic areas where it is economically feasible for NGC to provide such service, to supply natural gas and feedstocks to Chevron refineries and chemical plants in the United States and to participate in existing and future opportunities to provide electricity to Chevron's United States facilities as well as to purchase or market excess electricity generated by those facilities. In connection with the Chevron Combination, NGC has agreed with the Federal Trade Commission to divest its ownership in one of three natural gas liquids fractionation facilities and to relinquish operatorship at a second fractionation facility (NOTE 7 -- SUBSEQUENT EVENTS).

The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations of NGC for the three- and nine-months ended September 30, 1996, include the results of the
acquired assets effective September 1, 1996.   The purchase price of
approximately $740 million inclusive of assumed indebtedness and transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of September 1, 1996. NGC is assessing its exposure to contingencies arising from the Chevron Combination which include, among other things, litigation assumed by NGC and certain environmental issues related to the acquired facilities. Further, NGC is analyzing potential adjustments to the purchase price arising from the cash flow of the acquired assets immediately prior to the effective date. Finally, the Company is in the process of analyzing

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

certain available strategic options to maximize plant synergies occurring as a result of the Chevron Combination. Consequently, the purchase price allocation as presented herein is considered preliminary. Management believes that resolution of the aforementioned items will not materially impact the purchase price allocation as presented herein.

NOTE 3 -- BUSINESS COMBINATION WITH TRIDENT NGL HOLDING, INC.

On March 14, 1995, Clearinghouse consummated a strategic business combination (the "Trident Combination") with Trident NGL Holding, Inc. and the combined entities were renamed NGC Corporation ("NGC" or the "Company"). The purchase price of approximately $350 million, excluding transaction costs and liabilities assumed, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of March 1, 1995, the effective date of the Trident Combination for accounting purposes. The Trident Combination was accounted for under the purchase method of accounting and the results of operations of Trident are included in the accompanying financial statements effective March 1, 1995.

On February 29,1996, a determination was made with regard to the 5,461,538 contingent shares, representing shares of NGC stock to be issued to the former owners of the partners of Clearinghouse ("Clearinghouse Owners") and the former shareholders of Trident NGL Holding, Inc. ("Trident Shareholders") in accordance with terms of the Trident Combination, and such shares were allocated in a ratio of 17 percent to the Trident Shareholders and 83 percent to the Clearinghouse Owners.

The following table reflects certain unaudited pro forma information for the period presented as if the Trident Combination took place at the beginning of 1995 (in thousands, except per share data):

                                   NINE MONTHS
                                      ENDED
                                  SEPT. 30, 1995
                                  --------------
Pro forma revenues                    $2,667,125
                                      ==========
Pro forma net income                  $   28,120
                                      ==========
Pro forma net income per share        $     0.24
                                      ==========

In conjunction with the Chevron Combination, effective September 1, 1996, NGC changed the name of Trident NGL, Inc., a wholly-owned subsidiary of NGC, to Warren NGL, Inc. As a result, Trident NGL, Inc. is referred to throughout the remainder of this document as "Warren NGL".

NOTE 4 -- EARNINGS PER SHARE

Net income per share is based on the weighted average number of common stock shares outstanding plus the common stock equivalents that would arise from conversion of the Series A Participating Preferred Shares outstanding and the exercise of outstanding options or warrants, when dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

Pro forma income taxes reflected in the Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 1995, reflect the incremental statutory federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity during that period. Pro forma net income per share is based on the weighted average number of shares of common stock outstanding plus the common stock equivalents that would

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

arise from the exercise of outstanding options or warrants, when dilutive. The computations assume the Company was incorporated during the period presented and gives effect to the terms of the Trident Combination.
Net income per common and common equivalent share based on reported net income of $74.8 million for the nine-month period ended September 30, 1995, computed using the weighted average shares outstanding for the period was $0.66 per share. The pro forma net income per share amount of $0.24 reported in the Condensed Consolidated Statement of Operations for the nine-months ended September 30, 1995, reflects adjustments to reported net income for a non-recurring deferred income tax benefit of $45.7 million recognized as a result of the Trident Combination and the incremental pro forma statutory income tax provision on Clearinghouse's pre-combination partnership income.

NOTE 5 -- UNCONSOLIDATED AFFILIATES

At September 30, 1996, NGC's investment in unconsolidated affiliates accounted for by the equity method included: a 49.9 percent aggregate partnership interest in Novagas Clearinghouse Ltd. ("NCL"), a Canadian limited partnership, a 49 percent interest in Accord Energy Limited ("Accord"), a United Kingdom limited company, a 38.75 percent partnership interest in Gulf Coast Fractionators ("GCF"), an approximate 28 percent interest in Avoca Natural Gas Storage ("Avoca"), an approximate 25 percent interest in Cayuta Natural Gas Storage, an approximate 25.5 percent interest in Quicktrade L.L.C., a 25 percent interest in Midstream Barge Company, L.L.C. and a 49 percent partnership interest in West Texas LPG Pipeline, Limited Partnership. Summarized unaudited combined income statement information for these unconsolidated affiliates is presented in the table below:


                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------
                                                      1996                  1995
                                               -------------------   -------------------
                                                           EQUITY                EQUITY
                                                TOTAL       SHARE      TOTAL      SHARE
                                              ----------  ---------  ---------  ---------
                                                           ($US IN THOUSANDS)

Revenues (1)                                   $488,698    $236,769   $973,737   $480,726
                                               ========    ========   ========   ========
Operating margin (1)                           $ 78,525    $ 37,149   $ 55,452   $ 26,390
                                               ========    ========   ========   ========
Net income (1)                                 $ 37,207    $ 16,956   $ 26,549   $ 15,779
                                               ========    ========   ========   ========

-----------------
(1) Includes GCF's operations from March 1, 1995 (effective date of the Trident Combination) forward.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

APACHE ARBITRATION. On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Clearinghouse pursuant to the arbitration provisions of such Contract. On February 16, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleges that Clearinghouse is intentionally delaying the progress of the arbitration, and it requests relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse has also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the suit. On September 18, 1996, the arbitration panel

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


granted a revised discovery schedule which moved the hearing previously scheduled for December 1996 to April 7, 1997. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million, and punitive damages calculated by tripling the amount of actual damages. Clearinghouse intends to vigorously defend the Apache suit and the arbitration. NGC management believes, based on its review of the facts and consultation with outside counsel, that the ultimate resolution of the Apache suit will not have an adverse impact on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

AVOCA NATURAL GAS STORAGE PROJECT. On August 14, 1996, the Avoca Natural Gas Storage Project announced that construction at the 5 billion cubic foot storage facility had been temporarily suspended pending resolution of certain technical issues associated with the project's brine disposal capability. NGC owns a 28 percent equity interest in this project. The project's partners have identified several alternatives which tentatively appear to resolve the brine disposal issue and further analysis of these alternatives by the partner group is ongoing. NGC management believes that a viable solution to the technical issues will be implemented and that the project will be operational by the fourth quarter of 1998.

CANADIAN PRODUCERS CLAIM. On October 11, 1996, Pan-Alberta Gas Ltd. ("Pan-Alberta"), a subsidiary of NCL, was named in a lawsuit filed in Alberta, Canada, by a group of Canadian producers. The suit alleges that, since 1992, Pan-Alberta has breached contractual, regulatory and fiduciary obligations that resulted in the plaintiffs' being deprived of the best available prices for their natural gas production. The suit asks for damages in an amount to be determined at trial, punitive or exemplary damages of $5 million (in Canadian dollars) and other costs. The plaintiffs' contend in the suit that actual damages may exceed $50 million (in Canadian dollars). The lawsuit is in discovery and, upon preliminary review, management believes the plaintiffs' claims are without merit. The Company expects Pan-Alberta to vigorously defend its position in the case and NGC's management does not expect the lawsuit to ultimately have a material impact on NGC's results of operations or financial position.

NOTE 7 -- SUBSEQUENT EVENTS

In October 1996, the Company agreed to sell its 80 percent interest in the Mont Belvieu I fractionation facility to Koch Hydrocarbon Company ("Koch"), a division of Koch Industries, Inc. The sale has an effective date of January 1, 1997, and the Company expects to recognize in the first quarter of 1997 an approximate $4 million after-tax gain relating to the sale. The transaction with Koch was entered into pursuant to an agreement reached by the Company with the Federal Trade Commission ("FTC") related to the Chevron Combination and the sale is subject to FTC approval. Management expects the FTC to approve the transaction during the fourth quarter of 1996. In a matter related to the FTC agreement, the Company has agreed to relinquish operatorship of the GCF fractionation facility effective December 1, 1996. NGC will continue to retain its 38.75 percent equity interest in GCF, the partnership which owns the fractionator.

On October 15, 1996, the Company sold $175 million of 7 5/8 percent 30-year Senior Debentures due October 15, 2026, pursuant to its $350 million shelf registration. The Senior Debentures represent general unsecured obligations of the Company and are equal in rank to NGC's existing senior debt. The Senior Debentures are fully and unconditionally guaranteed, on a joint and several basis, by a group of subsidiary guarantors, as defined in the indenture. The aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the Company's consolidated assets, liabilities, earnings and equity. The Company also has direct and indirect subsidiaries that are not subsidiary guarantors of the Senior Debentures. These non-guarantor subsidiaries, both individually and in the aggregate, are inconsequential to NGC as of and for each of the quarterly periods contained

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


in this document. The net proceeds from the offering of approximately $172 million were used to retire debt outstanding under the Company's Credit Agreement.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NGC Corporation included elsewhere herein and with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

GENERAL

Company Profile

NGC is a leading North American marketer of natural gas, natural gas liquids, crude oil and electric power and is engaged in natural gas gathering, processing and transportation through ownership and operation of natural gas processing plants, storage facilities and pipelines. Through joint ventures in both Canada and the United Kingdom, the Company has expanded geographically its vision of providing customers having multiple energy commodity needs with cost-effective products and value-added services. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a 'one-stop' energy commodity and service provider.

NGC is a holding company that operates principally through its wholly-owned subsidiaries. The Company has two primary business segments: the natural gas and electric power marketing segment ("Marketing") and the natural gas liquids, crude oil and gas transmission segment ("Liquids").

Recent Developments

On August 31, 1996, NGC completed the Chevron Combination pursuant to which NGC acquired substantially all of Chevron's midstream assets, including substantially all of the assets comprising Warren Petroleum Company and Chevron's Natural Gas Business Unit and an undivided interest in those assets that constitute the West Texas LPG Pipeline in exchange for approximately 38.6 million shares of NGC common stock, approximately 7.8 million shares of NGC's Series A Participating Preferred Stock and the assumption by NGC of approximately $283 million of indebtedness. Immediately following closing of the Chevron Combination, NGC paid approximately $128 million to Chevron and funded such payment under its Credit Agreement. In connection with the Chevron Combination, NGC and Chevron also entered into certain ancillary supply, sales and service agreements with respect to natural gas, natural gas liquids and electricity. Pursuant to these ancillary agreements, NGC has the right to, among other things, purchase and/or market substantially all the natural gas and natural gas liquids produced or controlled by Chevron in the United States (except Alaska), to process substantially all of Chevron's processable United States natural gas production in those geographic areas where it is economically feasible for NGC to provide such service, to supply natural gas and feedstocks to Chevron refineries and chemical plants in the United States and to participate in existing and future opportunities to provide electricity to Chevron's United States facilities as well as to purchase or market excess electricity generated by those facilities. The combination of NGC and the assets acquired in the Chevron Combination make the combined company the leading marketer of natural gas in North America, a leading producer of natural gas liquids ("NGLs") in North America and the leading marketer of NGLs in North America.

In October 1996, Chevron and Warren Petroleum Company, Limited Partnership ("Warren"), a wholly-owned subsidiary of NGC, signed a letter of intent to form a new partnership to own, operate and expand Chevron's Venice Complex. The Venice Complex, located 75 miles southeast of New Orleans, consists of an offshore gathering system, a gas processing plant, a liquids fractionation facility, an underground gas liquids storage facility and a multi-barge gas liquids marine terminal. Under terms of the letter of intent, Warren will own approximately one-third of the partnership interest and will retain operatorship of the facility while assuming commercial responsibility for the facility's business operations. Chevron will own the other two-thirds of the partnership interest and will continue to be a major producer of supplies to the facility. Subject to successful negotiation of a definitive partnership agreement, Chevron and NGC expect to close the transaction by the end of 1996.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


As part of the terms of the letter of intent relating to the Venice Complex, the partnership will immediately begin a capital expenditure program for the purpose of adding additional gathering lines, expanding onshore compression and condensate handling and constructing a new cryogenic unit which will expand the gas processing plant's capacity to approximately 1.3 billion cubic feet per day. Management believes, based on current estimates, that the cost of the expansion will approximate $80 to $100 million over the next twelve months and such amount will be funded by NGC through contributions to the partnership.

Also in October 1996, NGC and NOVA Corporation reached an agreement-in-principle to restructure the operations of NCL, a jointly owned Canadian joint venture. The reorganization of this joint venture will allow each company to effectively pursue its respective core businesses in Canada. Under the agreement-in-principle, NGC would assume full control of NCL's gas and gas liquids marketing businesses. NGC and NOVA would each prosecute separate midstream asset businesses in Canada, with NOVA assuming full ownership of NCL's existing gathering and processing business. NOVA would own 100 percent of Pan-Alberta, which is currently a subsidiary of NCL. Management anticipates that this transaction will close during the first quarter of 1997. NGC will prosecute its Canadian operations under the name NGC Canada, Inc.

On October 25, 1996, the Company announced that it had agreed to sell its 80 percent interest in the Mont Belvieu I fractionation facility to Koch. The sale has an effective date of January 1, 1997, and the Company expects to recognize an approximate $4 million after-tax gain relating to the sale in the first quarter of 1997. The transaction with Koch was entered into pursuant to an agreement reached by the Company with the FTC related to the Chevron Combination and the sale is subject to FTC approval. Management expects the FTC to approve the transaction during the fourth quarter of 1996. In a matter related to the FTC agreement, the Company has agreed to relinquish operatorship of the GCF fractionation facility effective December 1, 1996. NGC will continue to retain its 38.75 percent equity interest in GCF, the partnership which owns the fractionator.

Uncertainty of Forward-Looking Statements and Information

This quarterly report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", "believes" and "expect" are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on NGC's results of operations and financial condition are: (i) competitive practices in the industries which NGC competes, (ii) fluctuations in energy commodity prices which have not been hedged or which are inconsistent with NGC's open position, if any, in its energy marketing activities, (iii) environmental liabilities to which NGC may become subject in the future which are not covered by indemnity or insurance, and (iv) the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general and NGC's operations in particular.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments and subsegments for the three- and nine-month periods ended September 30, 1996 and 1995, respectively.

                                                                                            Three Months Ended     Nine Months Ended
                                                                                               September 30,         September 30,
                                                                                            -------------------   ------------------
                                                                                              1996 (1)  1995 (1)    1996(1)  1995(1)
                                                                                             --------  --------   --------  --------
                                                                                                         ($ in millions)
Natural Gas and Electric Power Marketing Segment:
 Operating Margin                                                                            $   19.4  $   16.8   $   73.8  $   36.3

 Natural Gas Marketing -
 Average sales volume per day (Bcf/d) (2)                                                         4.0       3.6        3.7       3.5

 NGC's interest in operations of foreign equity investees (3) -
  Average sales volume per day (Bcf/d) (4)                                                        3.9       3.3        3.6       2.3

 Electric Power Marketing -
  Gross sales volumes (gigawatt hours)                                                          3,957     1,185      8,515     2,083

  Average megawatts per hour                                                                    1,792       537      1,295       318

Natural Gas Liquids, Crude Oil and Gas Transmission Segment:
 Operating Margin                                                                            $   62.9  $   40.1   $  150.6  $   95.5

 Natural Gas Processing -
  Operating margin                                                                           $   36.2  $   21.3   $   81.1  $   55.2

  Gross barrels processed (MBbls/d)                                                              95.0      84.4       78.7      72.0

  Net barrels processed (MBbls/d)                                                                79.0      68.9       63.0      56.7

 Fractionation (5) -
  Operating margin                                                                           $    6.4  $    5.2   $   12.3  $   11.8

  Barrels received for fractionation (MBbls/d)                                                  125.8     133.3      115.7     103.8

 Liquids and Crude Oil Marketing -
  Operating margin                                                                           $   16.6  $    7.5   $   43.3  $   15.4

  NGL Marketing - sales volumes (MBbls/d)                                                       232.3     140.3      179.7     110.0

  Crude Oil Marketing - sales volumes (MBbls/d)                                                  94.9      72.7      100.2      56.0

 Transmission and Other -
  Operating margin                                                                           $    3.7  $    6.1   $   13.9  $   13.1

---------------

(1) The Trident Combination was accounted for under the purchase method of accounting and the results of operations of Warren NGL are included in the accompanying financial statements and in these operating statistics effective March 1, 1995. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the accompanying financial statements and in these operating statistics effective September 1, 1996.

(2) Includes 0.1 and 0.2 Bcf/d in inter-company gas sales for the three-month periods ended September 30, 1996 and 1995, and 0.1 Bcf/d in intercompany gas sales for both nine-month periods ended September 30, 1996 and 1995, respectively.

(3) Includes NCL and Accord.

(4) Includes 0.2 and 0.3 Bcf/d of inter-affiliate gas sales for the three-month periods ended September 30, 1996 and 1995, respectively, and 0.3 Bcf/d in both of the nine-month periods ended September 30, 1996 and 1995.

(5) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

For the quarter ended September 30, 1996, NGC realized net income of $21.5 million, or $0.16 per share, which includes a $2.5 million after-tax charge related to costs associated with the Company's relocation to its new headquarters in downtown Houston, Texas. Normalized results, which exclude the aforementioned charge, reflected

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

net income of $24.0 million, or $0.18 per share, on total revenue of $1.5 billion compared with third quarter 1995 net income of $14.6 million, or $0.13 per share, on revenue of $944.2 million. The 64 percent increase in normalized net income period to period reflects the contribution to NGC's financial results of the assets acquired from Chevron accompanied by an improved pricing environment for natural gas liquids and crude oil in the 1996 period and increased sales volumes in principally all of the Company's lines of business.

Consolidated operating margin for the third quarter of 1996 totaled $82.3 million, a $25.3 million increase over the $57.0 million reported in the corresponding 1995 period. Marketing contributed $19.4 million to the consolidated margin, an improvement of $2.6 million over the third quarter 1995 margin of $16.8 million; whereas, Liquids contributed $62.9 million to the consolidated margin compared with $40.1 million in the 1995 quarter. Operating income totaled $41.9 million in the third quarter of 1996 compared with $26.7 million in the comparable 1995 period, an increase of $15.2 million, reflecting the aforementioned increase in consolidated operating margin offset by increases in both depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense results principally from the continued expansion of the Company's depreciable asset base resulting from acquisitions and capital projects completed during the four quarters in the period ended September 30, 1996. The increased level of general and administrative expenses resulted principally from the incremental effect of increased overhead required to support the previously mentioned growth.

NGC's quarterly results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $4.3 million to third quarter 1996 pre-tax income compared with $6.6 million in the 1995 period. NGC's investment in its foreign joint venture affiliates, NCL and Accord, contributed $3.2 million to 1996 earnings compared with $5.7 million in 1995. The lower equity earnings accruing to NGC from its foreign joint venture affiliates was primarily attributed to Accord which realized higher margins from its marketing activities in 1995 as compared with 1996 as a result of significant commodity price volatility in the 1995 period which allowed Accord to extract higher margins from its gas marketing operations. The impact of the margin differential, period to period, was partly offset by higher Accord sales volumes in the 1996. Management expects NGC's share of Accord's fourth quarter 1996 earnings to equal or exceed 1995 amounts. Combined, the foreign joint venture affiliates averaged 3.9 Bcf/d of gas sales during the 1996 quarter, an increase of 0.6 Bcf/d over the average daily sales volume reported in the third quarter of 1995. NGC's other equity investments contributed approximately $1 million to equity earnings in both periods.

Interest expense totaled $10.5 million for the quarter ended September 30, 1996, compared with $10.0 million for the equivalent 1995 period. The increase of $0.5 million is principally attributed to the debt assumed by NGC as part of the Chevron Combination and the impact on interest expense of variable rates on certain indebtedness of the Company.

The Company recognized a non-recurring charge of $4.0 million in the 1996 quarter associated with the relocation of the Company's headquarters to downtown Houston, Texas. Otherwise, other income and expense did not materially impact results period to period.

The Company reported an income tax provision of $10.4 million for the three-month period ended September 30, 1996, representing an effective rate of 33 percent, which compared with an income tax provision of $7.8 million and an
effective rate of 35 percent for the equivalent 1995 period.   Differences
between the aforementioned effective rates and the statutory rate of 37 percent for each of the three-month periods ended September 30, 1996 and 1995, respectively, include permanent differences and the effect of certain foreign equity investments.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin for the three-month period ended September 30, 1996, totaled $19.4 million compared with $16.8 million in the same 1995 period. The $2.6 million improvement in the segment's operating margin was primarily a result of increased volumes period to period as margins remained virtually flat. Domestic gas volumes sold totaled 4.0 Bcf/d in the 1996 period as compared with
3.6 Bcf/d in the same 1995 period. Management believes that sales volumes in the fourth quarter of 1996 will exceed volumes sold during the same 1995 period as the full impact of the Chevron Combination will be realized during the 1996 quarter.

For the quarter ended September 30, 1996, ECI reported sales volumes of 4.0 million megawatt hours which compares with third quarter 1995 sales volumes of
1.2 million megawatt hours. Daily volumes increased three times, totaling 1,792 megawatts per hour, compared with 537 megawatts per hour during the third quarter of 1995. ECI is continuing to pursue opportunities to broaden its domestic marketing of electric power.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids reported a third quarter 1996 operating margin of $62.9 million,
representing an increase of $22.8 million over the same 1995 period.   Key
factors behind the improved operating results include increased sales volumes in virtually all of the segments' businesses and a significantly improved pricing environment in the 1996 period as compared with the same period in 1995. The addition of the Chevron assets for one month of operations in the 1996 quarter was a contributing factor to the increased volume for the 1996 period. For example, the Company's field and straddle facilities processed 95.0 thousand barrels a day in the third quarter of 1996, an increase of 10.6 thousand barrels a day from the 84.4 thousand barrels processed in the same 1995 period and NGL liquids sales volumes increased 66 percent this quarter totalling 232.3 thousand barrels per day in the quarter. Consistent with quarterly periods since the second quarter of 1995, Liquids' operating margin was negatively impacted by higher third-party fractionation fees, resulting principally from the August 1995 closure of the Lake Charles, Louisiana fractionator. For the quarter ended September 30, 1996, volumes received for fractionation decreased slightly from
133.3 thousand barrels in 1995 to 125.8 thousand barrels due principally to the timing of the closure of the Lake Charles fractionator in 1995 offset by the inclusion in the 1996 quarter of one month of operations of the fractionator acquired in the Chevron Combination. Crude oil marketing sales volumes were 31 percent higher in the 1996 period, resulting principally from an expanding business which was largely unaffected by the Chevron Combination.

The impact of the Chevron Combination on Liquids' operating statistics was more clearly evident when comparing September 1996 with September 1995 operating data. For example, gas processing volumes improved 67 percent in September 1996 as compared with September 1995, fractionation volumes were 36 percent higher in the month of September 1996 as compared with the same 1995 period and NGL marketing sales volumes increased 143 percent period to period. Management anticipates that sales volumes will exceed fourth quarter 1995 volumes as the full impact of the Chevron Combination will be realized during the 1996 quarter.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

For the nine-month period ended September 30, 1996, NGC realized normalized net income of $68.1 million, or $0.55 per share, on total revenue of $4.3 billion compared with normalized 1995 net income for the same period of $29.1 million, or $0.26 per share, on total revenue of $2.6 billion. Normalized results for 1996 are exclusive of the non-

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1996 and 1995


recurring relocation charge of $2.5 million, or $0.02 per share, and 1995 normalized results are exclusive of the non-recurring income tax benefit of $45.7 million, or $0.40 per share, related to the Trident Combination. Cash flows from operating activities for 1996 increased to $92.5 million, representing a $19.4 million increase on a period to period comparison. Increases in both pretax income and operating cash flow are principally a result of stronger margins generated by the extremely cold temperatures during the first three months of 1996 which increased the demand for energy products and premium services during that period, increased sales volumes resulting partly from the incremental affect of the assets acquired from Chevron and partly from the assets acquired in the Trident Combination and the improved pricing environment in which the Company operated during the third quarter of 1996.

Consolidated operating margin totaled $224.4 million for the nine-months ended September 30, 1996, compared with $131.8 million in the corresponding 1995 period, reflecting significant improvement in both the Marketing and Liquids segments. Marketing contributed $73.8 million to the consolidated margin, an improvement of $37.5 million over the operating margin reported in the same 1995 period. Likewise, Liquids improved its operating margin by $55.1 million, contributing $150.6 million to the consolidated margin in the 1996 period. Operating income was $114.3 million in the first nine months of 1996 compared with $51.1 million for the equivalent 1995 period, an increase of $63.2 million, reflecting the aforementioned increase in consolidated operating margin offset by increases in both depreciation and amortization and general and administrative expenses. Increased depreciation and amortization expense in 1996 results principally from the inclusion of Warren NGL's operations for the entire 1996 period as opposed to only seven months in 1995 combined with the expansion of the Company's depreciable asset base resulting from the acquisition of the Chevron assets, other strategic acquisitions completed during the four quarters in the period ended September 30, 1996 and capital improvements at existing facilities. Higher general and administrative expenses resulted from the aggregate incremental effect of the Trident Combination and the Chevron Combination, increased overhead required to support NGC's growth during the twelve months in the period ended September 30, 1996 and higher variable compensation costs in 1996 as opposed to the comparable 1995 period.

NGC's nine-month results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $17.0 million to year-to-date 1996 pre-tax income compared with $15.8 million for the same 1995 period. NGC's investment in its foreign joint venture affiliates, NCL and Accord, contributed $13.9 million to equity earnings in 1996 which is comparable to the $14.5 million accruing to NGC's interests during the first nine-months of 1995. Combined, the foreign joint venture affiliates averaged 3.6 Bcf/d of gas sales during the 1996 period, an increase of 1.3 Bcf/d over the average sales volume reported in the first nine-months of 1995. The 57 percent increase in volumes sold is primarily attributed to NCL and Accord's substantial growth over the past year and NCL's acquisition of Pan-Alberta in June 1995. The remaining $3.1 million of 1996 equity earnings result principally from the Company's investment in GCF, which was acquired by NGC in the Trident Combination.

Interest expense increased $7.5 million to $30.3 million for the nine-month period ended September 30, 1996, compared with $22.8 million in the equivalent 1995 period. The increase is reflective of higher outstanding debt balances resulting principally from debt assumed in conjunction with the Trident Combination, which amounts were outstanding for the entire 1996 period as opposed to only seven-months in 1995, the debt assumed as part of the Chevron Combination which was outstanding for one month in the 1996 period and borrowings for capital expenditures and investments in unconsolidated affiliates. The Company benefitted in the first nine-months of 1996 from lower average interest rates applicable to its Credit Agreement.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995



The Company reported an income tax provision of $30.1 million on pre-tax income of $95.7 million for the nine-month period ended September 30, 1996, an effective rate of 31 percent. The difference between the 1996 effective rate and the statutory rate of 37 percent is a result of an $0.8 million foreign tax refund, permanent differences and certain foreign equity investments. In comparison, for the nine-month period ended September 30, 1995, the Company recognized an income tax benefit of $34.5 million on pre-tax income of $40.3 million. During the first quarter of 1995, the Company recognized a $45.7 million income tax benefit in connection with the Trident Combination. The income tax benefit was a result of the recognition of the excess tax basis held by certain Clearinghouse partners which can be used to reduce NGC's future income tax liabilities. The nine-month 1995 tax provision totaled $11.2 million, exclusive of the effect of the one-time benefit, resulting in an effective rate of 28 percent. Differences between the nine-month 1995 effective rate and the statutory rate are attributed to pre-combination earnings of Clearinghouse which were predominantly taxed as partnership income and the previously mentioned permanent differences and foreign equity investments.

NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin of $73.8 million for the first nine-months of 1996 reflected both higher sales volumes and improved physical gas sales margins as compared with the equivalent 1995 period. The improved natural gas marketing operating results were primarily a result of the extremely cold temperatures that blanketed much of North America during the first quarter of 1996 which created high energy demand, a volatile pricing environment during the first quarter of 1996 which resulted in increased demand for premium services provided by the Company and the affect of the additional volumes acquired as a result of the Chevron Combination. Domestic gas volumes sold increased 0.2 Bcf/d to 3.7 Bcf/d in the first nine-months of 1996 as compared with 3.5 Bcf/d in the same 1995 period.

For the nine-months ended September 30, 1996, ECI reported sales volumes of 8.5 million megawatt hours which compares with 2.1 million megawatt hours for the same 1995 period. Daily volumes increased four times on average, totaling 1,295 megawatts per hour in 1996, compared with 318 megawatts per hour in 1995.



NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids reported a nine-month 1996 operating margin of $150.6 million reflecting improvement in substantially all of the segment's businesses. The earnings improvement is attributed to a number of factors including: (i) the acquisition of the Chevron assets and the resultant increased sales volumes; (ii) the acquisition of Warren NGL and the synergies realized from that merger; (iii) the acquisition and efficient utilization of other assets such as the Ozark Gas Transmission System and a crude oil pipeline acquired from Kerr-McGee; (iv) improved margins in principally all of the Company's processing and marketing operations; and (v) significantly higher crude oil marketing sales volumes and improved sales margins period to period.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


NGC has historically relied upon operating cash flow and borrowings under its credit facilities for its liquidity and capital resource requirements. As a result of the Company's continued positive operating results, combined with the liquidity and flexibility provided by available funds under its credit facilities, the Company believes it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service.

OPERATING CASH FLOW

The Company's cash flow from operating activities differs from reported net income principally as a result of adjustments for non-cash items and changes in working capital resulting from operating activities. The increase in operating cash flow during the first nine-months of 1996 as compared with the comparable 1995 period is principally a result of improved pre-tax earnings in 1996 and the impact of the timing of cash receipts and payments between periods offset by decreased cash flow in 1996 as compared with 1995 resulting from an increase in inventories. The following describes generally the impact working capital changes may have on the Company's operating cash flow period to period.

ACCOUNTS RECEIVABLE. Generally, the level of NGC's accounts receivable is impacted primarily by sales volumes and prices. Given the impact of seasonal demand factors on the Company's sales volumes and the prices of natural gas, NGLs and crude oil, NGC's accounts receivable are typically higher in the winter months than during the balance of the year.

INVENTORIES. The Company maintains a base level of inventory and will have varying levels of natural gas, NGL and crude oil inventories throughout the year due to seasonal demand and other factors. Generally, discretionary volumes are acquired during the summer months and sold during the winter months and a significant portion of the Company's discretionary product inventories held as of a year-end are expected to be sold during the first quarter of the following year. Discretionary inventory volume accumulations allow the Company to capture peak deliverability opportunities and to take advantage of expected seasonal price differentials. Material and supplies inventory, used primarily at the Company's processing plants and fractionation facilities, typically turn over more slowly than product inventory volumes.

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

THE CHEVRON COMBINATION

As compensation for the assets acquired in the Chevron Combination , NGC contributed approximately 38.6 million shares of its common stock and approximately 7.8 million shares of its Series A Participating Preferred Stock to Chevron and assumed approximately $283 million of debt. Immediately following consummation of the transaction, NGC paid approximately $128 million to Chevron and funded such payment under its Credit Agreement. As a result of the Chevron Combination, British Gas plc, a United Kingdom company ("British Gas"), NOVA Corporation, an

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


Alberta, Canada company ("NOVA") and Chevron each own approximately 25 percent of the outstanding common stock of NGC.

CAPITAL EXPENDITURES, COMMITMENTS AND DIVIDEND REQUIREMENTS

The Company's business strategy has been to grow horizontally across all sectors of the midstream energy business segment through strategic acquisitions or construction of core operating facilities in order to capture the significant synergies which management believes exist among these types of assets and NGC's natural gas, electric power and NGL marketing businesses.

During the first nine months of 1996, the Company spent $64.0 million principally on acquisitions of additional interests in gas processing facilities, the acquisition of certain strategic businesses and on capital improvements at existing facilities. During the period, the Company received a $4.6 million payment from an unconsolidated affiliate representing reimbursement
of funds previously advanced to the entity.   Additionally, during the period,
NGC received a $14.5 million payment from a third party representing partial payment for certain contracts related to a processing plant.

During the first nine-months of 1995, the Company spent an aggregate $283.7 million principally for the acquisition of Warren NGL and certain pipeline assets, other capital improvements and the contribution to NCL necessary to fund its acquisition of Pan-Alberta. Approximately $165.3 million, exclusive of transaction related costs, was required to consummate the tender offer related to the Trident Combination. These funds were provided by British Gas, NOVA and Clearinghouse. Specifically, British Gas and NOVA each contributed $67.5 million to their respective subsidiaries that participated in the Trident Combination and Clearinghouse provided $31.9 million to fund the balance. Clearinghouse funded the $31.9 million and certain other costs associated with the Trident Combination through a combination of cash on hand and $25.0 million in borrowings under its then existing credit agreement.

NGC currently declares an annual dividend of $0.05 per common share payable in quarterly installments. During the nine-months ended September 30, 1996, the Company paid $5.5 million in cash dividends. Prior to the Combination, Clearinghouse made distributions primarily to enable Clearinghouse's partners to pay tax liabilities incurred as a result of Clearinghouse generated income which was taken into account by the Clearinghouse Owners in computing their separate income tax liabilities. During the first nine-months of 1996, the Company received $0.7 million from the Clearinghouse Owners related to tax advances made by the Company prior to the Combination in amounts in excess of actual tax liabilities. During the first nine-months of 1995, dividends and distributions totalled $7.9 million.

CREDIT AGREEMENT

On March 14, 1995, the Company entered into the NGC Corporation Credit Agreement ("Credit Agreement"), which established a five-year $550 million revolving credit facility. The Credit Agreement provides for letters of credit (up to $150 million) and borrowings for working capital, capital expenditures and general corporate purposes of up to $550 million in the aggregate. The $550 million commitment under the Credit Agreement reduces by $22.5 million each quarter beginning in March 1998 and continuing through maturity. Generally, borrowings under the Credit Agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's unsecured senior debt rating. At September 30, 1996, such margin was 0.3 percent and the average interest rate applicable to borrowings under the Credit Agreement approximated 6.0 percent. The Company also incurs a commitment fee on the unused portion of the commitment under the Credit Agreement. The fee is determined based on the Company's unsecured debt rating and at September 30, 1996, such fee approximated 0.1 percent. During the first quarter of 1995, NGC

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

entered into arrangements with financial institutions that effectively capped the base Eurodollar rate on $100 million of borrowings at certain rates through January 1998. The Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. At September 30, 1996, letters of credit and borrowings outstanding under the Credit Agreement aggregated $288.4 million and unused borrowing capacity under the Credit Agreement approximated $261.6 million. Certain amendments were made to the Credit Agreement to accommodate the Chevron transaction.

LETTER OF CREDIT AGREEMENT

On September 1, 1996, the Company entered into a new credit agreement (the "Letter of Credit Agreement"), which established a 364-day, $300 million letter of credit facility. The Letter of Credit Agreement provides for the issuance of letters of credit in support of the Company's obligation to purchase substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). The Company incurs a fee which is determined based on the Company's unsecured senior debt rating on all issued and outstanding letters of credit under the Letter of Credit Agreement. At September 30, 1996, such fee was 0.3 percent and letters of credit outstanding totaled $158.3 million resulting in $141.7 million of unused capacity under the terms of the Letter of Credit Agreement. The Company also incurs a commitment fee on the unused portion of the commitment under the Letter of Credit Agreement. The fee is determined based on the Company's unsecured debt rating and at September 30, 1996, such fee was 0.06 percent per annum. The Letter of Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. In general, these financial covenants are identical to those contained in the Credit Agreement.

$150 MILLION OF SENIOR NOTES

The Company has issued $150 million of 6.75% Senior Notes ("Notes") with interest payable semiannually on June 15 and December 15 of each year, beginning June 15, 1996. The Notes represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries ("Subsidiary Guarantors"). Upon issuance, the Notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of the Notes.

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

$175 MILLION OF SENIOR DEBENTURES

In October 1996, NGC sold $175 million of 7.625% 30-year Senior Debentures and utilized the net proceeds from the sale of such Debentures to repay outstanding indebtedness under its Revolving Credit Facility. The Senior Debentures represent general unsecured obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis by certain of the Company's wholly-owned subsidiaries, as defined in the indenture. The

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


aggregate assets, liabilities, earnings and equity of the subsidiary guarantors which guarantee the Senior Debentures is substantially equivalent to the Company's consolidated assets, liabilities, earnings and equity. The Company also has direct and indirect subsidiaries that are not subsidiary guarantors of the Senior Debentures. These non-guarantor subsidiaries, both individually and in the aggregate, are inconsequential to NGC as of and for each of the quarterly periods contained in this document.

Upon issuance, the Senior Debentures were priced based on the then existing yield for 30-year U.S. Treasury Notes plus a spread based principally on the Company's credit rating. Prior to issuing the Debentures, the Company entered into a transaction, the effect of which was to lock in the Base Treasury Rate at approximately 7.0 percent on $150 million of the $175 million face value of the Debentures.

WARREN NGL NOTES

At September 30, 1996, Warren NGL had outstanding $105 million principal amount of 10.25% Subordinated Notes due 2003 and $65 million principal amount of 14% Senior Subordinated Notes due 2001, with interest payable semi-annually on both notes. Beginning in 1998, corresponding with the first call dates, the Company may repurchase the Subordinated Notes and Senior Subordinated Notes at 104.5 percent and 107 percent of the principal amount, respectively, with such reacquisition prices reducing as the notes mature. The indentures covering the Subordinated Notes and Senior Subordinated Notes contain covenants that, among other things, require Warren NGL to meet certain financial tests; limit the amount of investments, dividends and asset sales that can be made by Warren NGL; and restrict the ability of Warren NGL and its subsidiaries to incur additional indebtedness, create or permit liens and engage in certain transactions. Although Warren NGL's net assets at September 30, 1996, approximated $365 million, management does not believe that the terms of the indentures materially restrict the ability of Warren NGL to transfer funds to the Company given that Warren NGL is a Subsidiary Guarantor combined with the level of advances made by NGC to Warren NGL. The unamortized premium balance associated with each of the Subordinated Notes and Senior Subordinated Notes represents a fair value adjustment to the aggregate principal balance of the notes recognized as part of the Trident Combination. The unamortized premium balance of $15.8 million at September 30, 1996, is being amortized using the interest method.

                                NGC CORPORATION

                          PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Clearinghouse pursuant to the arbitration provisions of such Contract. On February 16, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleges that Clearinghouse is intentionally delaying the progress of the arbitration, and it requests relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse has also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the suit. On September 18, 1996, the arbitration panel granted a revised discovery schedule which moved the hearing previously scheduled for December 1996 to April 7, 1997. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million, and punitive damages calculated by tripling the amount of actual damages. Clearinghouse intends to vigorously defend the Apache suit and the arbitration. NGC management believes, based on its review of the facts and consultation with outside counsel, that the ultimate resolution of the Apache suit will not have an adverse impact on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

ITEM 2 - CHANGES IN SECURITIES

In connection with the Chevron Combination, the Company adopted a new Certificate of Incorporation and Bylaws. The following provides a summary description of the material differences in rights of NGC stockholders under the former NGC Certificate of Incorporation and Bylaws as compared with the rights of NGC stockholders under the NGC Certificate of Incorporation and the NGC Bylaws adopted in connection with the Chevron Combination. See Exhibits 3.1 and
3.2 to this Form 10-Q for copies of the NGC Certificate of Incorporation and the NGC Bylaws, respectively.

CERTIFICATE OF INCORPORATION

Authorized Capital Stock. The former NGC Certificate of Incorporation authorized the NGC Board of Directors to issue up to 300,000,000 shares of NGC Common Stock and up to 50,000,000 shares of NGC Preferred Stock in one or more series with such voting powers and designations, preferences, limitations and relative rights as may be designated by the NGC Board of Directors. The new NGC Certificate of Incorporation authorizes the NGC Board of Directors to issue up to 400,000,000 shares of NGC Common Stock and up to 50,000,000 shares of NGC Preferred Stock. Further, the new NGC Certificate of Incorporation provides the terms of the Series A Participating Preferred Stock.

Preferred Stock. The new NGC Certificate of Incorporation authorizes a total of 50,000,000 shares of preferred stock which the NGC Board of Directors may, without further action by NGC's stockholders, from time to time, issue in one or more series and may, at the time of issuance, determine the powers, rights, preferences and limitations of any such series. Of the 50,000,000 shares of preferred stock available for issuance, the new NGC Certificate of Incorporation authorized the issuance of 8,000,000 shares of NGC Series A Participating Preferred Stock. The issuance of shares of Series A Participating Preferred Stock in connection with the Chevron Combination has certain effects on the rights of holders of NGC Common Stock. Subject to certain anti-dilutive adjustments in the event of reclassification of NGC Common Stock, the holders of the NGC Series A Participating Preferred Stock shall be entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of NGC Common Stock, when and as the same are declared by the NGC Board of Directors out of any funds legally available therefor and paid to the holders of NGC Common Stock, and no dividend may be declared and paid on NGC Common Stock unless an identical dividend or distribution is declared and paid concurrently on NGC Series A Participating Preferred Stock.

In the event of any liquidation, dissolution or winding up of NGC, whether voluntary or involuntary, no distribution shall be made to the holders of NGC Common Stock or any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the NGC Series A Participating Preferred Stock unless, prior thereto, the holders of the NGC Series A Preferred Stock shall have received $1.00 per share.

At the option of the holder, each share of NGC Series A Participating Preferred Stock may be converted, subject to certain adjustments, into one share of NGC Common Stock (i) (a) in order to avoid dilution of the holder's percentage ownership of the issued NGC Common Stock, provided that, with respect to dilution resulting from the issuance of additional compensatory options as approved by a supermajority of the NGC Board of Directors (provided Chevron designees sit on the NGC Board of Directors), the holder would have no such conversion right so long as its ownership of NGC Common Stock would still be greater than 20% of the NGC Common Stock, or (b) to maintain a percentage ownership of the issued NGC Common Stock at least equal to that of the then largest other stockholder of NGC; (ii) if any entity other than the holder or an affiliate of the holder makes a tender offer for NGC Common Stock and the holder tenders the shares of the NGC Series A Participating Preferred Stock in the same proportion as it tenders NGC Common Stock; (iii) upon approval by the Stockholders of any merger or recapitalization proposal in which the NGC Series A Participating Preferred Stock would be treated differently than NGC Common Stock, and (iv) upon approval by the NGC stockholders of any (a) sale of all or substantially all of the assets of NGC or (b) liquidation, dissolution or winding up of NGC.

As of November 12, 1996, 149,802,332 and 7,815,363 shares of NGC Common Stock and NGC Series A Participating Preferred Stock, respectively, were issued and outstanding.

Restrictions on Business Activities. Under the new NGC Certificate of Incorporation, stockholders must generally give their consent before NGC can effect a sale of petroleum products (other than natural gas) intended for consumption or resale in certain parts of Africa, most of Asia, Australia and other areas of the Pacific west of the International Date Line. The vote required to give such consent is 85% of the outstanding shares of NGC Common Stock; provided, however, that NGC may conduct such activities if permitted under the terms of the Scope of Business Agreement executed in connection with the Chevron Combination. Under NGC's former Certificate of Incorporation, NGC was entitled to engage in any type of business permitted under Delaware law.

BYLAWS

Number of Directors. The former NGC Certificate of Incorporation provided, and the new NGC Certificate of Incorporation provides, that the number of directors serving on the board of directors shall be fixed by, or in the manner provided in, the former bylaws of NGC or the new bylaws of NGC, as the case may be. The former NGC Bylaws provided that the number of directors comprising the NGC Board of Directors would be ten. Furthermore, the Clearinghouse Owners stockholders agreement provided that the Clearinghouse Owners would cause the NGC Board of Directors at all times to consist of ten directors and also contained certain other agreements of the Clearinghouse Owners with respect to the election and removal of eight of the ten directors.

The new NGC Bylaws provide that the number of directors comprising the NGC Board of Directors shall be 13. Furthermore, upon consummation of the Chevron Combination, the Clearinghouse Owners stockholders agreement was terminated and the new NGC Stockholders Agreement became effective. This agreement contains certain agreements of BG Holding, Inc., NOVA Gas Services (U.S.), Inc. and Chevron U.S.A. Inc. with respect to the election and removal of the 13 directors.

Vote Required for Certain Board of Director Approval. The former NGC Bylaws provided that NGC was not permitted to take (or permit to be taken in its capacity as a shareholder or partner or otherwise permit any of its subsidiaries to take) certain specified actions unless approved by the affirmative vote of at least eight directors. These actions included, among other things, (i) any merger, consolidation or liquidation of NGC or any subsidiary or any purchase or other acquisition of any NGC Common Stock; (ii) any sale of all or substantially all of the assets of NGC; (iii) approving any amendment to the NGC Certificate of Incorporation; (iv) NGC or any subsidiary entering into any line of business that neither NGC nor any subsidiary was engaged in at the effective time of the Trident Combination; (v) NGC or any subsidiary paying any dividend or otherwise making any distribution to any person; (vi) NGC or any subsidiary issuing any stock or other security or ownership interests to any person; and (vii) NGC or any subsidiary (A) making, or committing to make, any payment in excess of $5 million per transaction or contract (or series of related transactions or contracts), whether as or in connection with a capital expenditure, asset purchase, investment, rental, settlement, equity contribution, loan, guaranty or otherwise, (B) borrowing any amount in excess of $5 million per transaction or contract ( or series of related transactions or contracts), (C) disposing of or otherwise transferring any assets (or related assets) whose fair market value exceeds $5 million or (D) entering into any contract or transaction (or series of contracts or transactions) pursuant to which NGC or any of its subsidiaries will receive more than $5 million. Notwithstanding the foregoing, if one or more directors gave written notice that they intended to abstain or recuse from a vote on a matter that was subject to such supermajority board approval because such director believed that he may have had an interest in such matter, then such action may have been approved by the affirmative vote of such number of directors equal to eight less that number of directors that had given such notice. In addition, with respect to matters involving more than $5 million but less than $20 million, other than the issuance of stock or other ownership interests and the payment of dividends or other distributions, such actions need not have been approved by the NGC Board of Directors if approved by the unanimous vote of the Executive Committee.

The new NGC Bylaws contain a parallel provision that is almost identical to the one in the former NGC Bylaws, with the following exceptions: (i) the actions enumerated above must be approved by 11 instead of eight directors and (ii) the thresholds have been increased from $5 million and $20 million to $10 million and $25 million, respectively.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting (the "Special Meeting") of the stockholders of NGC was held on August 30, 1996. The purpose of the Special Meeting was to consider and vote upon the proposal to approve and adopt the Combination Agreement and Plan of Merger, dated as of August 30, 1996, among NGC Corporation, Chevron U.S.A. Inc. and its wholly-owned subsidiary, Midstream Combination Corp.

The following votes were cast with respect to the approval and adoption of the Combination Agreement and Plan of Merger:


For:                 103,082,485
Against/Withheld:         15,817
Abstentions:               4,886
Broker non-votes:              0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

Exhibit
Number    Description
--------  -----------

    2.1 Combination Agreement and Plan of Merger, dated October 21, 1994, among Trident NGL Holding, Inc., Natural Gas Clearinghouse, British Gas General Partner Inc., British Gas Limited Partner Inc., British Gas NGC L.P., NOVA NGC, Inc., Participating Employee Partners, C. L. Watson, Inc., Stephen W. Bergstrom, Inc., Gilbert Burciaga, Inc., A.
          R. Cipriani, Jr., Inc., David C. Feldman, Inc., James T. Hackett, Inc., H. Keith Kaelber, Inc., Kenneth E. Randolph, Inc., Donald R. Sinclair, Inc. and Jacob S. Ulrich, Inc. (1)
    2.2 Combination Agreement and Plan of Merger, dated May 22, 1996, by and between NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(3)

   +2.3 Amendment to Combination Agreement, dated as of August 29, 1996, by and among NGC Corporation, Chevron U.S.A Inc. and Midstream Combination Corp.
   +3.1   Certificate of Incorporation of NGC Corporation.

   +3.2   Bylaws of NGC Corporation

   +4.1 Consent and Second Amendment to Credit Agreement, dated as of July 26, 1996, among NGC Corporation and The First National Bank of Chicago, individually and as agent, The Chase Manhattan Bank National Association and NationsBank of Texas, N.A., individually and as co-agent, and certain other lenders named therein.

   +4.2 Letter of Credit Facility Agreement, dated as of September 1, 1996, by and among NGC Corporation and Canadian Imperial Bank of Commerce, Individually and as Agent, and the Lenders named therein.

    4.3 Indenture, dated as of December 11, 1995, by and among NGC Corporation, Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee.(2)

   +4.4 First Supplemental Indenture, dated as of August 31, 1996, by and among NGC Corporation, Midstream Combination Corp., Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995.

   +4.5 Second Supplemental Indenture, dated as of October 11, 1996, by and among NGC Corporation, Electric Clearinghouse, Inc. and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995.

    4.6 Indenture, dated September 26, 1996, among NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee.(5)
    4.7   Form of 7-5/8 % Senior Debenture due October 15, 2026.(5)
  +10.1 Contribution and Assumption Agreement, dated as of August 31, 1996, among Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Chemical Company and Midstream Combination Corp.
   10.2 Scope of Business Agreement dated May 22, 1996 between Chevron Corporation and NGC Corporation.(4)
   10.3 Stockholders Agreement, dated May 22, 1996, among BG Holdings, Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.(4)
  +10.4   Registration Rights Agreement, dated as of August 31, 1996, among
          NGC Corporation, BG Holdings, Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.

  +10.5 Master Alliance Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc., Chevron Chemical Company, Chevron Pipe Line Company, and other Chevron U.S.A. Inc. affiliates, NGC Corporation, Natural Gas Clearinghouse, Warren Petroleum Company, Limited Partnership, Electric Clearinghouse, Inc. and other NGC Corporation Affiliates.

 *+10.6   Natural Gas Purchase and Sale Agreement, dated as of August 30,
          1996, among Chevron U.S.A. Inc. and Natural Gas Clearinghouse.
 *+10.7 Master Natural Gas Processing Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.
 *+10.8   Master Natural Gas Liquid Purchase Agreement, dated as of September
          1, 1996, among Warren Petroleum Company, Limited Partnership and Chevron U.S.A. Inc.
 *+10.9 Gas Supply and Service Agreement, dated as of September 1, 1996, among Chevron Products Company and Natural Gas Clearinghouse.
   10.10 Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron U.S.A. Production Company.(4)
   10.11 Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron Chemical Company.(4)
   10.12 Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron Products Company.(4)

 *+10.13 Feedstock Sale and Refinery Product Purchase Agreements, dated as of September 1, 1996, among Chevron Products Company and Warren Petroleum Company, Limited Partnership.

 *+10.14 Refinery Product Sale Agreement (Hawaii), dated as of September 1, 1996, among Warren Petroleum Company, Limited Partnership and Chevron Products Company.

 *+10.15 Feedstock Sale and Refinery Product Master Services Agreement, dated as of September 1, 1996, among Chevron Products Company and Warren Petroleum, Company Limited Partnership.

  *+10.16 CCC Product Sale and Purchase Agreement dated as of September 1,
          1996, among Warren Petroleum Company, Limited Partnership and Chevron Chemical Company.
  *+10.17 CCC/WPC Services Agreement, dated as of September 1, 1996, among
          Chevron Chemical Company and Warren Petroleum Company, Limited Partnership.
  *+10.18 Operating Agreement, dated as of September 1, 1996, among Warren
          Petroleum Company, Limited Partnership and Chevron Pipe Line Company. +10.19 Galena Park Services Agreement, dated as of September 1, 1996, among
          Chevron Products Company and Midstream Combination Corp.
   *10.20 Venice Complex Operating Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.(4)
   *10.21 Product Storage Lease and Terminal Access Agreement, dated as of
          September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.(4)
   +10.22 Lone Star Swap Transaction Confirmation Term Sheet, dated as of
          September 1, 1996, among Chevron U.S.A. Inc. and NGC Corporation. *+10.23 West Texas LPG Pipeline Limited Partnership Agreement, dated as of
          September 1, 1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and an affiliate of NGC Corporation.
  *+10.24 West Texas LPG Pipeline Operating Agreement, dated as of September
          1, 1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and the West Texas LPG Pipeline Partnership.
  *+10.25 Time Charter, dated as of August 31, 1996, by and between Midstream
          Barge Company, L.L.C. and Warren Petroleum Company, Limited
          Partnership.
  *+10.26 Limited Liability Company Agreement of Midstream Barge Company,
          L.L.C., dated as of August 31, 1996, by and between Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.
----------------
+ Filed herewith.
* Exhibit omits certain information which the Company has filed separately with the Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

(1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Trident NGL Holding, Inc., Commission File No. 1-11156, dated October 21, 1994.

(2) Incorporated by reference to exhibits to the Registration Statement of NGC Corporation on Form S-3, Registration No. 33-97368.

(3) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated May 22, 1996, Commission File No. 1-11156.

(4) Incorporated by reference to exhibits to the Registration Statement of Midstream Combination Corp. on Form S-4, Registration No. 333-09419.

(5) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated October 16, 1996, Commission File No. 1-11156.

(b)   Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996:

  Current Report on Form 8-K, Commission File No. 1-11156, dated July 26, 1996, relating to the announcement of 1996 second quarter results by NGC Corporation.

  Current Report on Form 8-K, Commission File No. 1-11156, dated August 21, 1996, relating to the execution of an agreement by NGC Corporation ("NGC") with the staff of the Federal Trade Commission concerning NGC's divestiture of its interests in certain fractionation assets.

  Current Report on Form 8-K, Commission File No. 1-11156, dated August 31, 1996, relating to the consummation of the Chevron Combination.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               NGC CORPORATION



Date: November 13, 1996        By:  /s/  H. KEITH KAELBER
      -----------------             ---------------------
                                    H. Keith Kaelber,
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                                        Sequentially
Exhibit                                                                                   Numbered
Number                          Description                                                 Page
------                          -----------                                                 ----

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

2.2 Combination Agreement and Plan of Merger, dated May 22, 1996, by and between NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination
        Corp.(3)

+2.3 Amendment to Combination Agreement, dated as of August 29, 1996, by and among NGC Corporation, Chevron U.S.A Inc. and Midstream Combination
        Corp.

+3.1    Certificate of Incorporation of NGC Corporation.

+3.2    Bylaws of NGC Corporation.

+4.1    Consent and Second Amendment to Credit Agreement, dated as of July
        26, 1996, among NGC Corporation and The First National Bank of Chicago, individually and as agent, The Chase Manhattan Bank National Association and NationsBank of Texas, N.A., individually and as co-agent, and certain other lenders named therein.

+4.2 Letter of Credit Facility Agreement, dated as of September 1, 1996, by and among NGC Corporation and Canadian Imperial Bank of Commerce,
        Individually and as Agent, and the Lenders named therein.

4.3     Indenture, dated as of December 11, 1995, by and among NGC
        Corporation, Subsidiary Guarantors named therein and The First National
        Bank of Chicago, as Trustee.(2)

+4.4 First Supplemental Indenture, dated as of August 31, 1996, by and among NGC Corporation, Midstream Combination Corp., Subsidiary
        Guarantors named therein and The First National Bank of Chicago, as
        Trustee, supplementing and amending the Indenture dated as of December
        11, 1995.

+4.5 Second Supplemental Indenture, dated as of October 11, 1996, by and among NGC Corporation, Electric Clearinghouse, Inc. and The First
        National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995.

   4.6 Indenture, dated September 26, 1996, among NGC Corporation, The Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee.(5)

   4.7  Form of 7 5/8% Senior Debenture due October 15, 2026.(5)

 +10.1 Contribution and Assumption Agreement, dated as of August 31, 1996, among Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Chemical Company and Midstream Combination Corp.

  10.2 Scope of Business Agreement dated May 22, 1996 between Chevron Corporation and NGC Corporation.(4)

  10.3 Stockholders Agreement, dated May 22, 1996, among BG Holdings, Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.(4)

 +10.4 Registration Rights Agreement, dated as of August 31, 1996, among NGC Corporation, BG Holdings, Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.

 +10.5 Master Alliance Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc., Chevron Chemical Company, Chevron Pipe Line Company, and other Chevron U.S.A. Inc. affiliates, NGC Corporation, Natural Gas Clearinghouse, Warren Petroleum Company, Limited Partnership, Electric Clearinghouse, Inc. and other NGC Corporation Affiliates.

*+10.6 Natural Gas Purchase and Sale Agreement, dated as of August 30, 1996, among Chevron U.S.A. Inc. and Natural Gas Clearinghouse.

*+10.7 Master Natural Gas Processing Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.

*+10.8  Master Natural Gas Liquid Purchase Agreement, dated as of September
        1, 1996, among Warren Petroleum Company, Limited Partnership and Chevron U.S.A. Inc.

*+10.9 Gas Supply and Service Agreement, dated as of September 1, 1996, among Chevron Products Company and Natural Gas Clearinghouse.

  10.10 Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron U.S.A. Production Company.(4)

  10.11 Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron Chemical Company.(4)

  10.12 Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron Products Company.(4)

*+10.13 Feedstock Sale and Refinery Product Purchase Agreement dated as of
        September 1, 1996, among Chevron Products Company and Warren Petroleum Company, Limited Partnership.

*+10.14 Refinery Product Sale Agreement (Hawaii), dated as of September 1,
        1996, among Warren Petroleum Company, Limited Partnership and Chevron Products Company.

*+10.15 Feedstock Sale and Refinery Product Master Services Agreement, dated as of September 1, 1996, among Chevron Products Company and Warren Petroleum, Company Limited Partnership.

*+10.16 CCC Product Sale and Purchase Agreement dated as of September 1,
        1996, among Warren Petroleum Company, Limited Partnership and Chevron Chemical Company.

*+10.17 CCC/WPC Services Agreement, dated as of September 1, 1996, among
        Chevron Chemical Company and Warren Petroleum Company, Limited Partnership.

*+10.18 Operating Agreement, dated as of September 1, 1996, among Warren
        Petroleum Company, Limited Partnership and Chevron Pipe Line Company.

 +10.19 Galena Park Services Agreement, dated as of September 1, 1996, among
        Chevron Products Company and Midstream Combination Corp.

 *10.20 Venice Complex Operating Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.(4)

 *10.21 Product Storage Lease and Terminal Access Agreement, dated as of
        September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.(4)

 +10.22 Lone Star Swap Transaction Confirmation Term Sheet, dated as of
        September 1, 1996, among Chevron U.S.A. Inc. and NGC Corporation.

*+10.23 West Texas LPG Pipeline Limited Partnership Agreement, dated as of
        September 1, 1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and an affiliate of NGC Corporation.

*+10.24 West Texas LPG Pipeline Operating Agreement, dated as of September 1,
        1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and the West Texas LPG Pipeline Partnership.

*+10.25 Time Charter, dated as of August 31, 1996, by and between Midstream
        Barge Company, L.L.C. and Warren Petroleum Company, Limited Partnership.

*+10.26 Limited Liability Company Agreement of Midstream Barge Company,
        L.L.C., dated as of August 31, 1996, by and between Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.


------------------
+  Filed herewith.
* Exhibit omits certain information which the Company has filed separately with the Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

(1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Trident NGL Holding, Inc., Commission File No. 1-11156, dated October 21, 1994.

(2) Incorporated by reference to exhibits to the Registration Statement of NGC Corporation on Form S-3, Registration No. 33-97368.

(3)  Incorporated by reference to exhibits to the Current Report on Form
     8-K of NGC Corporation, dated May 22, 1996, Commission File No. 1-11156.

(4) Incorporated by reference to exhibits to the Registration Statement of Midstream Combination Corp. on Form S-4, Registration No. 333-09419.

(5) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated October 16, 1996, Commission File No. 1-11156.