Form 10-K
period 1996-12-31
NGC CORP
filed 1997-03-31
CIK 879215

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to _____________

                        COMMISSION FILE NUMBER:  1-11156
                                NGC CORPORATION
             (Exact name of registrant as specified in its charter)
        AND EACH OF THE SUBSIDIARY GUARANTORS OF CERTAIN DEBT SECURITIES

          Delaware                                         94-3248415
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification Number)

      1000 Louisiana, Suite 5800
           Houston, Texas                                        77002
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (713) 507-6400

Securities registered pursuant to
Section 12(b) of the Act:
                                                    Name of each exchange
  Title of each class:                              on which registered:
  Common Stock, par value $.01 per share            New York Stock Exchange
  Series A Participating Preferred Stock                   ----
  6.75% Debt Securities due 2005                           ----
  7.625% Senior Notes due 2026                             ----
  Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  X      No
    ----      ----

The aggregate value of Common Stock held by non-affiliates of the registrant was approximately $352,960,508 on March 27, 1997 (based on $15.375 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date). 150,358,638 shares of the registrant's Common Stock were outstanding as of March 27, 1997.

DOCUMENTS INCORPORATED BY REFERENCE. PORTIONS OF PARTS I, II AND IV IN THE ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996. AS TO PART III (ITEMS 10, 11, 12 AND 13), NOTICE AND PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE FILED NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 1996.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                                NGC CORPORATION
                                   FORM 10-K


                               TABLE OF CONTENTS

                                                                                               PAGE

                                     PART I

   Item 1.    Business........................................................................   1
   Item 1A    Executive Officers..............................................................  12
   Item 2.    Properties......................................................................  14
   Item 3.    Legal Proceedings...............................................................  19
   Item 4.    Submission of Matters to a Vote of Security Holders.............................  20

                                    PART II

   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.......  20
   Item 6.    Selected Financial Data.........................................................  21
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations......................................................................  22
   Item 8.    Financial Statements and Supplementary Data.....................................  22
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure......................................................................  22

                                    PART III

   Item 10.    Directors and Executive Officers of the Registrant.............................  22
   Item 11.    Executive Compensation.........................................................  22
   Item 12.    Security Ownership of Certain Beneficial Owners and Management.................  22
   Item 13.    Certain Relationships and Related Transactions.................................  22

                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................  23

   Signatures.................................................................................  30


          For definitions of certain terms used herein, see "Item 1.
                           BUSINESS --DEFINITIONS."

                                    PART I




ITEM 1.  BUSINESS

                                  THE COMPANY

GENERAL

  NGC Corporation ("NGC" or the "Company") is a leading North American marketer of natural gas, natural gas liquids, crude oil and power and is engaged in natural gas gathering, processing and transportation through ownership and operation of natural gas processing plants, fractionators, storage facilities and pipelines. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a reliable energy commodity and service provider. Through joint ventures in both Canada and the United Kingdom, the Company has expanded geographically its vision of providing customers with multiple energy commodity needs combined with cost-effective products and value added services. For the year ended December 31, 1996, the Company reported revenues of $7.3 billion and net income of $113.3 million.

  The Company is a holding company that conducts principally all of its business through its subsidiaries. From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances with certain of its shareholders. In 1994, Clearinghouse initiated gas gathering, processing and marketing operations in Canada through Novagas Clearinghouse Ltd. ("NCL"), a joint venture with NOVA Corporation ("NOVA"), and energy marketing operations in the United Kingdom through Accord Energy Limited ("Accord"), a joint venture originally with British Gas plc ("British Gas") but now with Centrica plc ("Centrica") following that company's demerger from what is now called BG plc ("BG"). NOVA and BG are both major NGC shareholders. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc. ("Holding"), a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation ("Trident Combination"). On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates (collectively "Chevron"), whereby substantially all of Chevron's midstream assets were merged with NGC ("Chevron Combination"). By virtue of the growth of NGC's core businesses combined with the synergies derived from the aforementioned transactions, NGC has established itself as an industry leader providing quality, competitively priced energy products and services to customers throughout North America and in the United Kingdom.

  The principal executive office of the Company is located at 1000 Louisiana, Suite 5800, Houston, Texas 77002, and the telephone number of that office is
(713) 507-6400. NGC and its affiliates maintain marketing and/or regional offices in Boston, Massachusetts; Phoenix, Arizona; Englewood, Colorado; Rosemont, Illinois; Tulsa, Oklahoma; Oklahoma City, Oklahoma; Louisville, Kentucky; Atlanta, Georgia; Tampa, Florida; Kansas City, Kansas; Dallas, Texas; San Francisco, California; Pleasenton, California; Pittsburgh, Pennsylvania; Mexico City, Mexico; London, England and Calgary, Canada.

________________________________________________________________________________
DEFINITIONS

  As used in this Form 10-K, the abbreviations listed below are defined as follows:

  BBL.      42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.
  MBBLS/D.  Volume of one thousand barrels per day.
  MMCF/D.   Volume of one million cubic feet per day.
  BCF.      Volume of one billion cubic feet.
  BPD.      Barrels per day.
  NGL.      Natural Gas Liquids.
  SPOT.     The Henry Hub cash price posting for natural gas per the inside FERC publication.
  NYMEX     New York Mercantile Exchange.

BUSINESS

  The Company reports operations under two business segments: (i) the natural gas and power marketing segment and (ii) the natural gas liquids, crude oil and gas transmission segment.

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

The Company is also a provider of power products and services in the United States through its wholly owned subsidiary Electric Clearinghouse, Inc. ("ECI"). ECI provides its customers with a 24-hour-a-day, real-time resource for the sale and purchase of power through access to wholesale markets throughout North America. ECI helps customers remarket their fuel, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, ECI provides market aggregation and sales assistance and offers risk-management services and strategies, which complement its marketing activities.

  NATURAL GAS PURCHASES. The Company purchases natural gas from a variety of suppliers under contracts with varying terms and conditions intended to ensure a stable supply of natural gas. When purchasing natural gas, the Company considers price, location, liquids content and quantities available. In 1996, the Company purchased natural gas in every major producing basin in the United States and Canada from over 700 suppliers, ranging from major producers to small independent companies. Pursuant to an ancillary agreement(s) entered into as part of the Chevron Combination, NGC acquired the right to purchase and/or market substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). The Chevron relationship provides the Company with a significant stable supply of natural gas which, when combined with gas supplies available from its network of other supply sources, allows it to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand.

  TRANSPORTATION. The Company arranges for transportation of the natural gas it markets from the supplier receipt point to the delivery point requested by the purchaser by utilizing its proprietary management information system to schedule and nominate pipeline transportation and monitor transportation availability. The Company generally retains title to the natural gas from the receipt point to the delivery point and obtains transportation on unaffiliated pipelines. The Company believes that its understanding of the United States' pipeline network, along with the scale and geographic reach of its gas marketing efforts, are important to the Company's success as a gas marketer. These factors, as well as its efficiency in utilizing the gas transportation network, allow the Company to provide its suppliers with multiple outlets for their natural gas and, in times of significant changes in demand or supply due to weather or other factors, to route gas to areas of the United States where it is most needed. The Company attempts to reduce transportation charges by taking advantage of its broad array of transportation agreements and by negotiating competitive discounts. The Company uses a variety of transportation arrangements to move its customers' volumes, including short-term and long-term firm and interruptible agreements with pipelines and brokered firm contracts with its customers.

  NATURAL GAS SALES. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's customer base consists primarily of gas and electric utilities and industrial and commercial end-users. In 1996, sales were made to over 1,050 customers located throughout the United States and parts of Canada. For the year ended December 31, 1996, the Company's North American operations sold an aggregate average of 7.4 Bcf per day of natural gas and during the fourth quarter of 1996 sold an aggregate 9.4 Bcf of natural gas per day. As part of the Chevron Combination's ancillary agreement(s), NGC acquired the right to supply natural gas feedstocks to Chevron refineries and chemical plants in the United States providing the Company with a significant stable purchaser of monthly physical gas volumes.

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

  The Company has developed an administrative, accounting and management information system for its natural gas marketing and transportation businesses and a complementary risk management information system. The Company believes these proprietary systems provide it with a competitive advantage in its natural gas marketing business.

  FOREIGN MARKETS. In 1994, the Company formed joint ventures with two of its principal stockholders, NOVA and British Gas for the purpose of providing energy marketing services in Canada, the United Kingdom and Western Europe. At December 31, 1996, the Company owned an approximate 50 percent interest in NCL and a 49 percent interest in Accord and jointly controled each of these ventures. In 1997, the Company, along with NOVA and Centrica, have announced their intent to restructure the ownership and operations of both NCL and Accord (see "STRATEGIC BUSINESS COMBINATIONS AND RECENT DEVELOPMENTS").

  NCL, formed by the Company and NOVA, is a full-service gas gathering, processing, storage and marketing company operating in Canada. By combining the Company's marketing and risk management capabilities with NOVA's established operations and technical expertise, NCL strategically positioned itself to provide Canadian producers and consumers with comprehensive, value-added services. NCL supplies natural gas and provides related services to customers in the utility, industrial, commercial and other core marketing segments across Canada. During 1996, NCL marketed an average of 3.1 Bcf per day of natural gas.

  Accord was formed by the Company and British Gas to develop energy marketing and trading opportunities in the United Kingdom and, ultimately, Western Europe. Accord is an active participant in the U.K. wholesale natural gas and crude oil markets and purchases products from a wide assortment of producers, including BG. During 1996, Accord sold an average 0.6 Bcf per day of natural gas.

  ELECTRIC POWER MARKETING. The Company formed ECI in February 1994 to pursue electric power marketing opportunities created as the domestic electric power industry deregulates. On January 1, 1995, ECI's trading center began real-time operations, trading and scheduling power 24 hours a day, 365 days a year. ECI functions as an electricity risk management market maker, providing products and services similar to those that are currently used in the natural gas industry to manage customers' price risks and offers customers an individually tailored package of services to manage fuel supply and power generation assets. The Company sold 14.9 million megawatts of electricity during 1996 as compared with
3.5 million megawatts during 1995.

  As power becomes deregulated and thus commoditized, its value relative to natural gas will continue to become more closely intertwined. Complexity in the marketplace will be ever-increasing and management of customer power requirements will require a multi-commodity focus. NGC believes that participation in the physical asset side of the power industry, achieved through ownership of strategically located generating assets, will enable the Company to expand services and to integrate the electric power marketing business more fully into the Energy Store. As a result and as discussed further in STRATEGIC BUSINESS COMBINATIONS AND RECENT

DEVELOPMENTS, the Company has announced its intent to acquire Destec Energy , Inc. a leading independent power producer.

 NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

  The Company's natural gas liquids, crude oil and gas transmission segment includes natural gas gathering and processing, fractionation, NGL marketing, natural gas transmission and crude oil marketing and transportation operations. The Company's natural gas liquids business complements its natural gas marketing and power businesses by providing the Company's customers with a full range of NGL products and related services.

  NATURAL GAS GATHERING AND PROCESSING. The natural gas processing industry is a major segment of the oil and gas industry, providing the necessary service of refining raw natural gas into marketable pipeline quality natural gas and NGLs. The Company currently owns interests in 57 gas processing plants, including 42 plants which it operates, and operates approximately 17,000 miles of natural gas gathering pipeline systems. These assets are primarily located in the key producing areas of Texas, Louisiana, Oklahoma and Kansas.

  During the year ended December 31, 1996, the Company processed an average of more than 2.5 Bcf per day of natural gas and produced an average of 94.3 thousand barrels per day of NGLs. As part of the Chevron Combination's ancillary agreement(s), NGC acquired the right to process substantially all of Chevron's processable natural gas in those geographic areas where it is economically feasible for NGC to provide such service. Principally as a result of this arrangement, the Company increased its volume activity during the fourth quarter of 1996 to an average of more than 3.2 Bcf per day of natural gas processed and an average of 140.9 thousand barrels per day of NGLs produced.

  FRACTIONATION. The NGLs removed from the natural gas stream at gas processing plants are generally in the form of a commingled stream of liquid hydrocarbons (raw product). The commingled NGLs are separated at fractionation facilities into the component products ethane, propane, normal butane, isobutane and natural gasoline. At December 31, 1996, the Company had ownership interests in three fractionation facilities, including the industry's largest, and received
169.1 thousand barrels per day of product for fractionation during the year. On January 1, 1997, the Company divested itself of the Mont Belvieu I fractionator in accordance with an agreement reached with the Federal Trade Commission ("FTC") related to the Chevron Combination. The Company realized a small after-tax gain in 1997 relating to the sale. The Company is planning to construct a fractionation facility in Louisiana that will have a production capacity of 55,000 barrels per day. The facility is expected to be operational in the fall of 1998.

  NGL MARKETING. The Company maintains a diversified NGL marketing program and is the nation's leading service provider to propane retail marketers throughout North America. The Company markets its own NGL production and also purchases NGLs from third parties for resale. Through the Company's strategic combination of pipeline connections, terminals, rail cars, trucks, barges and storage facilities, the Company moves NGL products from producing regions in the Gulf Coast and Midwest to most major domestic and international markets. The Company operates large-scale marine terminals in Texas, Florida and Louisiana, which can be used for both exporting and importing NGLs. These terminals offer importers a variety of methods for transporting products to the marketplace. In addition, Warren has access to over 60 million barrels of underground NGL storage providing customers with the ability to store, trade, buy and sell specification products. In 1996, the Company began utilizing Warren's storage, terminalling and shipping assets and services to conduct international deepwater LPG business. Management intends to expand these operations in 1997 through the Company's wholly owned subsidiary NGC Global Energy, Inc. During 1996, the Company sold approximately 245 thousand barrels per day of NGLs to over 1,000 customers and, during the fourth quarter of 1996, sold an approximate 431.5 thousand barrels per day of NGLs reflecting the material impact the Chevron Combination had on this business.

  TRANSMISSION OPERATIONS. The Company's transportation network is connected to all of the nation's major gas liquids and natural gas pipeline systems. NGC owns a 50 percent interest in a partnership which operates the West Texas Pipeline, a pipeline capable of delivering 160,000 barrels per day of liquids to fractionation facilities at Mont Belvieu, Texas. In addition, Warren's 12-inch bi-directional Lake Charles, Louisiana, pipeline transports 50,000 barrels per day of liquids and finished products between Lake Charles and Mont Belvieu. Warren's extensive Houston-area gathering system provides market access to refiners and chemical plants on the Houston

Ship Channel. The Ozark Gas Transmission System ("Ozark"), acquired in mid-1995, expanded the Company's natural gas transmission capabilities providing throughput capacity of 170 million cubic feet of gas per day. Ozark gathers gas from eastern Oklahoma and transports it to central Arkansas, where the system interconnects with interstate pipelines that serve the Midwest and Northeast markets. The Company also operates an intrastate natural gas pipeline system in south-central Kansas, which serves markets in the Wichita area and throughout the Midwest and Mid-Continent areas on interconnected intrastate and interstate pipelines.

  CRUDE OIL MARKETING. The Company provides a full range of crude oil marketing services to producers, and serves the United States refining community as a regionally diversified supplier of crude oil. Through its participation in major trading centers in the Mid-Continent, Rocky Mountain and Gulf Coast areas, the Company has established itself as a dependable source of competitively priced crude oil. During 1996, the Company continued to utilize the 1,300-mile crude oil gathering pipeline system acquired in 1995 to facilitate aggregation and delivery of product to market, which further established NOTTI as a dependable source of crude oil supply. Through acquisitions during 1996, the Company's crude oil marketing business has positioned itself to expand operations in the Gulf Coast area and in Canada. In May 1996, NGC Oil Trading and Transportation, Inc. ("NOTTI") acquired the Grand Lakes Liquids System crude and condensate operations in Cameron Parish, Louisiana, which included a 20-mile crude oil gathering pipeline, a 100,000 barrel storage facility and truck-unloading and barge loading capabilities. Also in 1996, NOTTI acquired Wilmar Energy Marketing, a Calgary, Canada-based crude oil marketer and established NOTTI-Canada. NOTTI-Canada's initial focus will be on expanding marketing and gathering services within Canadian markets.

INTERNATIONAL OPPORTUNITIES

  NGC's strategic investors, British Gas, NOVA and Chevron, provide excellent international business opportunities. By combining NGC's multi-commodity energy trading expertise with these business partners' international asset positions and understanding of local governments, markets and customer needs, NGC Global, Inc., a wholly owned subsidiary of NGC, will focus on bringing the Energy Store's multi-commodity concept to new markets. As countries privatize or deregulate their energy industries, NGC will work closely with its business partners to explore opportunities that optimize value in selected overseas markets.

RISK MANAGEMENT ACTIVITIES

  The natural gas and power marketing segment's operations, exclusive of risk-management activities, is relatively insensitive to commodity price fluctuations since most of the segment's purchases and sales contracts do not contain fixed-price provisions. Operating margins associated with the natural gas liquids, crude oil and gas transmission segment are sensitive to changes in NGL prices principally as a result of the contractual terms under which products are sold by this segment. However, this segment's operating margin is relatively insensitive to changes in natural gas prices as a result of the mitigating impact of fuel costs and residue gas sales. The Company attempts to manage its exposure to commodity price fluctuations through its risk-management activities.

  NGC utilizes certain types of fixed-price contracts in connection with its natural gas, NGL and crude oil marketing lines of business. These contracts include contracts which commit the Company to purchase or sell energy commodities at fixed prices in the future (i.e., fixed-price forward purchase and sales contracts), futures and options contracts traded on the NYMEX and swaps and options traded in the over-the-counter financial markets. The availability and use of these types of contracts allow NGC to manage and hedge its fixed-price purchase and sales commitments, to provide fixed-price commitments as a service to its customers and suppliers, to reduce its exposure relative to the volatility of cash market prices and to protect its investment in storage inventories. The Company may, at times, have a bias in the market, within established limits, resulting from the management of its portfolio. In addition, by utilizing exchange for physical transactions allowed by the NYMEX, which enable entities to take delivery of, or sell, a physical quantity of natural gas in exchange for a futures position, NGC is able to secure additional sources of physical natural gas supply, or create additional markets for existing supply, through the use of natural gas futures contracts. These fixed-price activities are referred to herein as risk management activities.

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

STRATEGIC BUSINESS COMBINATIONS AND RECENT DEVELOPMENTS

STRATEGIC BUSINESS COMBINATIONS

  CHEVRON COMBINATION. On August 31, 1996, NGC completed the Chevron Combination with Chevron pursuant to which Chevron contributed substantially all of its midstream assets (the "Contribution"), including substantially all of the assets comprising Warren Petroleum Company and Chevron's Natural Gas Business Unit and an undivided interest in those assets that constitute the West Texas LPG Pipeline, into Midstream Combination Corp. ("Midstream"), a Delaware corporation formed for purposes of the transaction. NGC which was formed effective March 1, 1995, pursuant to the Trident Combination, was merged with and into Midstream immediately following the Contribution and Midstream was renamed NGC Corporation. In exchange for the Contribution, Chevron received approximately 38.6 million shares of NGC common stock and approximately 7.8 million shares of NGC's Series A Participating Preferred Stock and NGC assumed approximately $283 million of indebtedness. Immediately following closing of the Chevron Combination, NGC paid approximately $128 million to Chevron and funded such payment under the NGC Corporation Credit Agreement ("Credit Agreement").

  In connection with the Chevron Combination, NGC and Chevron entered into certain ancillary supply, sales and service agreements with respect to natural gas, natural gas liquids and electricity. Pursuant to these ancillary agreements, NGC has the right to, among other things, purchase and/or market substantially all of the natural gas and natural gas liquids produced or controlled by Chevron in the United States (except Alaska), to process substantially all of Chevron's processable natural gas in those geographic areas where it is economically feasible for NGC to provide such service, to supply natural gas feedstocks to Chevron refineries and chemical plants in the United States and to participate in existing and future opportunities to provide electricity to Chevron's United States facilities as well as to purchase or market excess electricity generated by those facilities.

  TRIDENT COMBINATION. On March 14, 1995, NGC and Holding consummated the Trident Combination. Pursuant to the terms of the Trident Combination, Holding, the legally surviving corporation in the Combination, was renamed NGC Corporation and (i) acquired through a tender offer (the "Tender Offer") 14.2 million shares of Holding common stock (representing approximately 50 percent of the Holding common stock outstanding immediately prior to the consummation of the Trident Combination) for $11.75 per share, net to the seller in cash; (ii) acquired directly and indirectly, all of the outstanding general partnership interests in Clearinghouse; (iii) the former owners of the partners of Clearinghouse (the "Clearinghouse Owners") acquired 82 percent of the then outstanding shares of NGC common stock (giving effect to the issuance, but not allocation, of the "Contingent Shares" (as defined below)), and (iv) the stockholders of Holding prior to consummation of the Combination retained shares of common stock representing approximately 13 percent of the then outstanding shares of NGC common stock (giving effect to the issuance, but not allocation, of the Contingent Shares). The Contingent Shares totaled 5,461,538 shares of NGC common stock and represented approximately 5 percent of the outstanding shares of NGC common stock after giving effect to the issuance of such shares. Such shares were allocated in March 1996 in a ratio of 17 percent to the former stockholders of Holding and 83 percent to the Clearinghouse Owners.

RECENT DEVELOPMENTS

  On February 18, 1997, NGC announced that it had signed a merger agreement to acquire Destec Energy, Inc. ("Destec"), a leading independent power producer ("IPP"), in a deal valued at $1.27 billion, or $21.65 per share of Destec common stock. Simultaneous with this merger, NGC will sell Destec's international facilities and operations to The AES Corporation for $407 million, inclusive of cash and monetizable assets. Closing of this transaction is expected to occur by the end of the second quarter of this year. NGC intends to finance the transaction with interim financing provided by commercial banks from its existing bank-credit group and existing cash. The balance of the interim financing is expected to be retired from a combination of sales of non-strategic domestic Destec assets within six to 12 months of closing of the merger, long-term debt and a common and/or preferred stock issuance. Destec currently operates 20 power generation facilities in key energy markets across the United States as well as five international projects.

  On January 1, 1997, the Company divested itself of the Mont Belvieu I fractionator in accordance with an agreement reached with the FTC related to the Chevron Combination. The Company realized a small after-tax gain in 1997 relating to the sale.

  In early 1997, British Gas completed a restructuring with Centrica being demerged from British Gas with the latter being renamed BG. Centrica became the Company's joint venture partner in Accord while BG now holds the approximate 26 percent stake in NGC's common stock formerly held by British Gas.

  Effective March 2, 1997, Centrica and the Company signed an agreement in which they stated their intent to restructure Accord by converting certain common stock interests in Accord to participating preferred stock interests. After closing, which is expected to occur in the second quarter of 1997, Centrica and the Company will own 75 percent and 25 percent, respectively, of the participating preferred stock of Accord. The participating preferred stock will have (a) the right to receive cumulative dividends on a priority basis to other corporate distributions by Accord, and (b) limited voting rights. In addition, Centrica will have the option to purchase the Company's participating preferred stock interest at any time after July 1, 2000, and the Company will have the right to acquire Centrica's participating preferred interest during the period from January 1, 2001, through March 1, 2001, at formula based prices as defined in the agreement. As part of the reorganization, NGC UK Limited ("NGC UK") will assume control of Accord's existing crude oil marketing business. The restructuring is contingent upon certain U.K. regulatory approvals. NGC intends to expand its multi-commodity, energy-marketing concept in the UK through NGC UK which will market natural gas, natural gas liquids and crude oil as well as provide international LPG trading and transportation.

  In October 1996, the Company and NOVA jointly announced their intent to
restructure the companies' Canadian natural gas operations.   Under the
agreement, NGC will assume full control of NCL's gas and gas liquids marketing business. NGC and NOVA will pursue separate midstream asset businesses in Canada, with NOVA assuming full ownership of NCL's existing gathering and processing business. The restructuring may also result in amendments to or termination of various agreements between NCL and the Company or NOVA, including their respective affiliates. NOVA will also own 100 percent of Pan-Alberta, which is currently a subsidiary of NCL. NGC will operate its Canadian businesses under the name NGC Canada, Inc. The transaction is expected to close by April 30, 1997.

  COMPETITION

  All phases of the businesses in which NGC is engaged are highly competitive. In connection with both domestic and foreign operations, the Company encounters strong competition from companies of all sizes, having varying levels of financial and personnel resources.

  NGC competes in its gas marketing business with other natural gas merchants, producers and pipelines for sales based on its ability to aggregate competitively priced supplies from a variety of sources and locations and to efficiently utilize transportation through third-party pipelines. In past years, the spot marketing business had a low cost barrier to entry; therefore, a number of the Company's competitors were privately owned and relatively small in size and may have been comparatively undercapitalized to meet the increasing financial requirements of the natural gas industry. However, with respect to its marketing operations, NGC believes that market customers will increasingly scrutinize the financial condition of their suppliers to assure that contract obligations will be met; suppliers and transporters will demand more stringent credit terms to secure the performance of natural gas merchants; the increased role of storage and other risk management tools will add to the financial costs of doing business; the increasing availability of pricing information to participants in the natural gas industry will continue to exert downward pressure on per-unit profit margins in the industry; suppliers will have to be multi-fuel marketers; and large competitors, such as megamarketer alliances, will create competition from entities having significant liquidity and other resources. As a result, NGC believes its financial condition and its access to capital markets will play an increasing role in distinguishing the Company from many of its competitors. Operationally, NGC believes its ability to remain a low cost merchant and effectively combine value-added services, competitively priced supplies and price risk management will determine the level of success in its natural gas marketing operations.

  NGC's electric power business is similar to its gas marketing business in that it provides natural gas contract services to electric utilities, markets and supplies electricity and invests in power-related assets and joint ventures. As a result, the competition issues incumbent upon the Company's gas marketing operations similarly impact the Company's power marketing business. As with its gas marketing operations, the Company believes it has the ability to establish itself as a low cost and dependable merchant providing competitively priced supplies and a variety of services which will differentiate NGC from the competition.

  The Company's natural gas liquids, NGL and crude oil marketing and gas transmission businesses face significant competition from a variety of competitors including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, the marketing of NGLs, crude oil, residue gas, helium, condensate and sulfur, and the transportation of natural gas, NGLs and crude oil. Competition typically arises as a result of the location and operating efficiency of facilities, the reliability of services and price and delivery capabilities. The Company believes it has the infrastructure, long-term marketing abilities, financial resources and management experience to enable it to compete effectively.

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

  REGULATORY MATTERS. The transportation and sale for resale of natural gas is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, as amended ("NGA") and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). Interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the FERC. Certain of the Company's pipeline activities and facilities are involved in interstate transportation of natural gas, crude oil and NGLs, and are subject to these or other federal regulations.

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

  Certain segments of the industry opposed aspects of Order 636, and many parties sought judicial review of Order 636. Order 636 was substantially upheld on appeal, with only a few issues being successfully challenged. While Supreme Court review is certainly possible, it is not very likely that the Court will hear an appeal from the D.C. Circuit. In addition, parties have sought judicial review of most of the FERC orders approving individual pipeline restructuring plans that were authorized pursuant to Order 636. While it appears that the overall structure of Order 636 will remain intact, NGC cannot predict how certain aspects of implementation by individual pipelines will fare.

  On February 28, 1997, the FERC issued a Notice of Public Conference and Opportunity to Comment relating to the natural gas industry. The FERC will take public comment in both written and oral form on what its role should be in the post Order 636 era. The FERC's Notice includes a broad array of subjects on which it requests comment, portending a vibrant debate, but no particular outcome.

  GAS PROCESSING. The primary function of NGC's gas processing plants is the extraction of NGLs and not natural gas transportation. The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and therefore is not subject to jurisdiction under the NGA. Even though the FERC has made no specific declaration as to the jurisdictional status of the Company's gas processing operations or facilities, NGC believes its gas processing plants are primarily involved in removing NGLs and therefore exempt from FERC jurisdiction. Nonetheless, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction will apply to the downstream facility as a pipeline, however, and not to the plants themselves.

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

  STATE REGULATORY REFORMS.   State versions of Order 636 are proceeding.  To
date, most programs are limited in scope. As these programs mature, they may impact NGC's traditional wholesale customers' ability to sell gas. These customers could be replaced with other sellers of gas as a wholesale market for NGC sales. In addition, some states are considering regulating retail marketers. At this point, the regulation appears restricted to retail sellers and is not price regulation, but instead oriented towards terms and conditions of service. NGC presently makes only limited retail sales.

  Other state regulatory reforms impacting the Company's processing and gathering operations and other businesses are proceeding. While the ultimate impact of such legislation on the Company's businesses cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's operations or competitiveness.

  ELECTRIC REGULATION.   Federal law, specifically the Federal Power Act,
regulates the transmission of electric power in interstate commerce and sales for resale of that power. Through ECI, NGC makes wholesale power sales to utilities. The FERC has asserted jurisdiction over these sales, but allows ECI, as well as others, to make sales at market-based rates.

  In 1996, the FERC issued Order 888, which provides that utilities subject to its jurisdiction must allow access to others to sell power at wholesale. ECI utilizes this open-access transmission to make wholesale power sales. Order 888 was upheld by the FERC in March of 1997, and is now destined to be appealed in the U.S. Courts of Appeal on numerous grounds. NGC cannot predict the outcome of such appeals. Meanwhile, second generation implementation issues arising out of Order 888 abound. These include issues relating to power pool structures and transmission pricing. These too will likely find their way to the courts, and their outcome cannot be predicted.

  State regulation over the electric industry is also changing. Various state regulatory authorities and legislatures are moving towards allowing retail customers access to the transmission grid. Each state differs in its preferred pace and scope of retail transmission access.

  OTHER REGULATORY ISSUES. The Company's gas purchases and sales are generally not regulated by the FERC; however, as a gas merchant, the Company depends on the gas transportation and storage services offered by various interstate and intrastate pipeline companies to enable the sale and delivery of its gas supplies. Additionally, certain other pipeline activities and facilities of the Company are involved in interstate and intrastate transportation and storage services and are subject to various federal and state regulations which generally regulate rates, terms and conditions of service.

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

   NGC is subject to the environmental risks normally incident to the operation and construction of storage facilities, pipelines, plants and other facilities for gathering, processing, treating, storing and transporting natural gas and other products including, but not limited to, uncontrollable flows of natural gas, fluids and other substances into the environment, fires, pollution and other environmental and safety risks. These activities are subject to environmental and safety regulation by federal authorities and state authorities residing in those states in which the Company owns assets or conducts business. In addition, the design, construction, operation and maintenance of the Company's pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act ("NGPSA"), or by state regulations meeting the requirements of the NGPSA.

  In connection with the Chevron Combination, Chevron agreed to indemnify NGC against certain environmental liabilities related to the gathering, processing and transportation assets that comprised a part of the Contribution. In each case, the indemnification was limited to the extent that such liabilities relate to such assets' operations prior to August 31, 1996. This indemnity is limited and, among other things, expires August 31, 2001, and only covers liabilities under environmental laws and regulations in effect at August 31, 1996. The Company believes that Chevron has sufficient financial resources to satisfy its environmental indemnity obligations.

  In connection with the acquisition of substantially all of the natural gas liquids business of OXY USA, Inc. ("OXY USA") by Holding in 1991, OXY USA agreed to indemnify Holding for any liability, claims, damages, costs, duties of remediation or loss of use resulting from certain claims or assessments (as defined in that Acquisition Agreement) associated with periods prior to the acquisition date generally for a period of ten years from the acquisition date. The Acquisition Agreement provided, however, that Holding would contribute 30 percent of the first $25 million (i.e., up to a maximum of $7.5 million) of any such liabilities, claims, damages, costs, duties of remediation or loss of use resulting from or relating to any such emissions of environmental contaminants. Such indemnity inured to the Company at the date of the Trident Combination.
The Company believes that OXY USA has sufficient financial resources to satisfy its environmental indemnity obligations.

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

  To the Company's knowledge, it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental laws, regulations, orders and rules. Further, to the best of the Company's knowledge, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets which would have a material adverse effect on the

Company's operations and financial condition. NGC's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment totaled $3.7 million in 1996. Total environmental expenditures for both capital and operating maintenance and administrative costs are not expected to exceed $15.6 million in 1997.

  The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of SARA and similar state statutes require that information be organized and maintained about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company believes it is in substantial compliance with these rules and regulations.

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

  In 1996, one of the Company's subsidiaries, NIPC, Inc., was designated to assist the Company in the management of certain liabilities principally relating to environmental, litigation and credit reserves. Together with the involvement of a third party whose primary consideration will be based on the realization of savings by the Company, the subsidiary will attempt to find new ways to handle these costs in a more efficient manner.

EMPLOYEES

  The Company employs approximately 722 employees at its administrative offices and approximately 1,171 employees at its operating facilities. Approximately 131 employees at Company-operated facilities are subject to collective bargaining agreements with the Oil, Chemical and Atomic Workers International Union or the Lake Charles Metal Trades Council. Management considers relations with both union and non-union employees to be satisfactory.

ITEM 1A. EXECUTIVE OFFICERS

  Set forth below are the names and positions of the current executive officers of the Company, together with their ages, position(s) and years of service with the Company.

                                                                  SERVED WITH
                                                                  THE COMPANY
NAME                    AGE*           POSITION(S)                   SINCE

C. L. Watson             47      Chairman of the Board,              1985
                                 Chief Executive Officer, and
                                 a Director of the Company


Thomas M. Matthews       53      President of the Company            1996

Stephen W. Bergstrom     39      Senior Vice President and a         1986
                                 Director of the Company;
                                 President of Clearinghouse

Stephen A. Furbacher     49      Senior Vice President of the        1996
                                 Company and President of Warren
                                 Petroleum Limited Partnership

James H. Current, Sr.    52      Senior Vice President of the        1996
                                 Company and President of NGC
                                 Global Energy Inc.

Kenneth E. Randolph      40      Senior Vice President,              1984
                                 General Counsel and
                                 Secretary of the Company
___________________________________________
* As of April 1, 1997.

  The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

  C. L. Watson serves as Chairman of the Board, Chief Executive Officer and a Director of the Company. He also served as President of NGC from March 1995 to December 1996. Mr. Watson served as Chairman and as a member of the Clearinghouse Management Committee from May 1989 and through March 1995, and as Chief Executive Officer and President of Clearinghouse from September 1985 through March 1995. Prior to his employment with Clearinghouse, Mr. Watson served as Director of Gas Sales for the Western United States for Conoco Inc.

  Thomas M. Matthews joined the Company in December 1996 as President of NGC. Prior to joining the Company, Mr. Matthews served as President and Chief Executive Officer of Texaco Natural Gas from January 1996 through November 1996 and Vice President of Texaco, Inc. from November 1993 through November 1996. Mr. Matthews also served as President of Texaco Refining and Marketing, Inc. from December 1993 through December 1995. He joined Texaco U.S.A. as Vice President-Gas in 1989. Prior to joining Texaco, Mr. Matthews spent eight years with Tenneco as President of Tennessee Gas pipeline Company and Executive Vice President of Tenneco Gas and sixteen years with Exxon in various domestic and international engineering, management and executive positions, having last served as Vice President-Exxon Gas.

  Stephen W. Bergstrom serves as Senior Vice President and a Director of the Company and as President of Clearinghouse. He served as Executive Vice President of Clearinghouse and as a member of the Clearinghouse Management Committee from May 1989 through March 1995. In addition, Mr. Bergstrom served as Senior Vice President Gas Marketing and Supply of Clearinghouse from May 1987 through May 1990 and as Vice President Gas Supply of Clearinghouse from July 1986 through May 1987. Prior to his employment with the Clearinghouse, Mr. Bergstrom served as Vice President Gas Supply of Enron Gas Marketing, a subsidiary of Enron Corporation.

  Stephen A. Furbacher serves as President of Warren Petroleum Limited Partnership and Senior Vice President of NGC Corporation and is a member of the Management Committee. Mr. Furbacher manages the operations of NGC's natural gas liquids fractionation, storage, transportation, terminalling and marketing services. Prior to joining the Company in September 1996, Mr. Furbacher served as President of Warren Petroleum Company, a division of Chevron U.S.A. Inc.

  James H. Current, Sr. serves as President of NGC Global Energy Inc., NGC's international subsidiary, and is a Senior Vice President of the Company. Mr. Current is responsible for expanding NGC's Energy Store concept worldwide through the direction of non-U.S. natural gas, natural gas liquids and power marketing businesses. Mr. Current also manages the Company's crude oil marketing business worldwide. Prior to joining NGC in April 1996, Mr. Current retired from Shell Oil Company as General Manager, Shell Gas Products and Services.

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

ITEM 2. PROPERTIES

  All of the Company's operating assets are held through wholly owned subsidiaries. The Company's operations are principally located in Texas, Oklahoma, Louisiana, Kansas, Arkansas, Utah, western Canada and the United Kingdom. Current year activity conducted in these areas is discussed under "Item
1. BUSINESS -- General." Following is a description of such properties owned by the Company at December 31, 1996.

GATHERING SYSTEMS AND PROCESSING FACILITIES

  NGC's natural gas processing services are provided at two types of gas processing plants, referred to as field plants and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract NGLs and to remove water vapor, solids and other contaminants. Straddle plants are situated on third-party mainline natural gas pipelines and serve to provide flexibility to changing market conditions by allowing operators to extract NGLs from a natural gas stream when the market value of NGLs separated from the natural gas stream is higher than the market value of the same unprocessed natural gas. NGC owns an interest in 40 field plants which are each associated with a gas gathering system that collects and transports natural gas from individual wells to the plant. The Company owns an interest in 35 of the gas gathering systems associated with its field plants. The gathering systems associated with the other 5 field plants are owned entirely by third parties. The remaining 17 gas processing plants in which NGC owns an interest are straddle plants. The Company owns an interest in the gas gathering systems associated with 2 of these straddle plants, with the remainder being owned entirely by third parties. The following table provides certain information, including operational data for the year ended December 31, 1996, concerning the gathering systems and gas processing plants in which NGC owns an interest.

                                                                   Location                         Total Plant
                                                           ----------------------   ------------------------------
                                                           COUNTY/                  PRACTICAL      1996 INLET GAS        NGL
GAS PROCESSING FACILITIES                       % OWNED    PARISH           STATE   CAPACITY(3)      THROUGHPUT      PRODUCTION
                                                                                             (MMCFD)(1)               (BPD)(2)
COMPANY OPERATED:
*Ambrose(4)(10)(12).....................        100.00     Kay                OK        400               0.0              0.0
 Arbuckle...............................        100.00     Murray             OK          2               0.9             39.9
*Barracuda(8)...........................        100.00     Cameron            LA        190             132.0          3,815.8
 Binger(4)..............................        100.00     Caddo              OK         10               7.1            714.4
 Breckenridge(4)(12)....................        100.00     Stephens           TX         15               8.2          1,343.5
 Bridger Lake(9)........................   100 - 33.33     Summit             UT         25              18.1            543.5
 Canadian/Tonkawa(4)(14)................        100.00     Hemphill           TX         25              20.8            666.9
*Cameron(4)(12)(13).....................         50.00     Cameron            LA        425             114.0          2,444.4
*Cheney(12).............................        100.00     Kingman            KS         85              69.3          3,896.4
 Chico(4)(12)...........................        100.00     Wise               TX        100              65.8         10,140.0
 East Texas(4)(12)......................        100.00     Gregg              TX         34              26.2          4,641.0
 Eunice(4)(14)..........................        100.00     Lea                NM         68              52.3          2,096.4
 Eustace(4)(12).........................        100.00     Henderson          TX         70              37.1          2,497.1
 Fashing(4)(14).........................         44.74     Atascosa           TX         65              35.1            101.6
 Haynesville I..........................         96.00     Claiborne          LA         35              29.0          1,019.8
 Haynesville II.........................        100.00     Claiborne          LA         50              46.0          2,546.9
*Jayhawk(12)............................        100.00     Grant              KS        480             407.8         11,955.0


                                                                   Location                Total Plant
                                                           ----------------------   -------------------------------
                                                           COUNTY/                  PRACTICAL      1996 INLET GAS        NGL
GAS PROCESSING FACILITIES                       % OWNED    PARISH           STATE   CAPACITY(3)      THROUGHPUT      PRODUCTION
                                                                                             (MMCFD)(1)               (BPD)(2)
 Kellerville(4)(12).....................        100.00     Wheeler            TX         10               6.8          1,417.5
 Leedy(4)(12)...........................        100.00     Roger Mills        OK         50              35.7          1,116.2
 Lefors(4)(12)..........................        100.00     Gray               TX         12               6.3          1,562.7
*Lowry(12)(4)...........................        100.00     Cameron            LA        265             136.7          3,751.1
 Madill(4)(12)..........................        100.00     Marshall           OK         25              18.0          1,002.5
 Moores Orchard(4)(14)..................        100.00     Fort Bend          TX          7               4.4             45.8
 Monahans/Worsham(4)(14)................        100.00     Ward               TX         31              26.0            857.5
 Monument(4)(14)........................        100.00     Lea                NM         80              67.8          2,300.4
 New Hope(16)...........................        100.00     Franklin           TX         30              14.8            110.2
 Ringwood(4)(11)........................        100.00     Major              OK         62              58.1          3,910.1
 Roberts Ranch(4)(12)...................         56.25     Midland            TX         82              24.1          2,477.9
 Rodman(4)(12)..........................        100.00     Garfield           OK         50              51.0          3,729.1
 Sand Hills(4)(14)......................        100.00     Crane              TX        100             137.5          2,258.7
 Saunders/Vada/Bluitt(4)(14)............        100.00     Lea                NM         47              37.0          1,762.1
 Shackelford(4)(12).....................        100.00     Shackelford        TX         15              10.2          1,442.9
 Sherman(4)(14).........................        100.00     Grayson            TX         33               5.0            237.9
 Sligo..................................        100.00     Bossier            LA         40              35.9            706.2
 Spivey(5)(6)(12).......................          3.87     Harper             KS         66               0.5             28.2
*Stingray(8)............................        100.00     Cameron            LA        300             259.2          2,991.8
 Texarkana(4)...........................        100.00     Miller             AR         22              12.8            440.0
 Waskom.................................         50.00     Harrison           TX         52               0.0              0.0
 West Seminole(4)(12)...................         40.14     Gaines             TX         15               5.3            443.9
*Yscloskey(6)(12)(15)...................         30.40     St. Bernard        LA      1,750             170.6          3,006.6

OUTSIDE OPERATED:
*Bluewater (14).........................         16.72     Acadia             LA        725              60.0            396.2
*Calumet (6)(12)(15)....................         21.91     St. Mary's         LA      1,400              33.9          1,141.7
 Corney Bayou(12).......................         10.05     Union              LA         50               0.4              8.2
 Diamond M (4)..........................          7.67     Scurry             TX         25               0.4            109.0
 Dover Hennessey (4)....................          7.36     Kingfisher         OK         80               2.7            141.9
*Grand Chenier (6)(12)(15)..............          6.46     Cameron            LA        450              11.3            176.1
 Indian Basin (4)(14)...................         14.19     Eddy               NM        210              33.7            433.8
*Iowa (14)..............................          9.92     Jefferson Davis    LA        500              31.5            156.1
*Laverne (12)(15).......................         13.75     Harper             OK        190               7.4            480.5
 Maysville (4)(12)(15)..................         44.00     Garvin             OK        135              32.9          4,233.9
*North Terrebone Robin (14).............          0.83     Terrebone          LA      1,200               7.8             60.2
*Patterson (14).........................          1.09     St. Mary           LA        400               0.0              0.0
*Sea Robin (14).........................         18.70     Vermillion         LA      1,000              39.5          1,053.2
 Snyder (7)(12).........................          3.25     Scurry             TX         60               1.5            128.7
*Toca (14)..............................          8.86     St. Bernard        LA      1,050              69.9          1,755.7

---------------
* Indicates a straddle plant, all other gas processing facilities are field plants.
(1)  Gross to the facility.
(2)  Gross production, net to the Company's ownership interest.
(3)  Capacity data is at practical recovery rates.
(4)  NGC owns the indicated percentage of an associated gas gathering system.
(5)  NGC owns 2.19 percent of the associated gas gathering system.
(6) NGC ownership is adjustable and subject to periodic (usually annual) redetermination.
(7)  NGC owns the indicated percentage of the Snyder gas gathering system and
     3.98 percent of the Diamond M gas gathering system which also supplies the Snyder plant.
(8)  This facility has no gathering lines.
(9) This facility consists of a 100 percent interest in a processing plant and an NGL pipeline, a 100 percent interest in a crude oil pipeline and a 33.33 percent interest in reserves connected and dedicated to the plant. The gathering system behind the processing plant gathers production from Utah and Wyoming.
(10) This facility was shut down in December 1995.
(11) Includes Enid facility.
(12) These assets, or a portion thereof, were acquired in the Trident
     Combination.
(13) Effective March 1, 1996, NGC no longer acts as operator of this facility.

(14) These assets were acquired in the Chevron Combination. Consequently, the "1996 Inlet Gas Throughput" and "NGL Production" statistics are for the four month period ended December 31, 1996.
(15) Additional interest in this facility was acquired as part of the Chevron Combination. Consequently, a portion of the "1996 Inlet Gas Throughput" and "NGL Production" statistics are for the twelve months ended December 31, 1996, and a portion are for the four month period ended December 31, 1996.
(16) These assets were acquired effective August 1, 1996. Consequently, the "1996 Inlet Gas Throughput" and "NGL Production" statistics are for the five month period ended December 31, 1996.

FRACTIONATION FACILITIES

  NGLs removed from a natural gas stream at gas processing plants are in the form of a commingled stream of liquid hydrocarbons. The commingled hydrocarbons are separated at fractionation facilities into the component NGL products ethane, propane, normal butane, isobutane and natural gasoline. The following table provides certain information concerning the fractionation facilities in which NGC owns an interest, including operational data for the year ended December 31, 1996.

                                    LOCATION                TOTAL PLANT
                                    --------------   ---------------------------
                                    COUNTY/          PRACTICAL   1996 INLET GAS
FRACTIONATION FACILITIES:  % OWNED  PARISH   STATE   CAPACITY(1)    THROUGHPUT
                                                               (MBbls/d)

 Warren Mont Belvieu (2)..  100.00  Chambers   TX       205           163.6
 Mont Belvieu I (3).......   80.00  Chambers   TX       110            80.0
 Mont Belvieu II..........   38.75  Chambers   TX       110           105.3
_________________
(1)  Capacity data is at practical recovery rates.
(2) Interest in this facility was acquired as part of the Chevron Combination. Consequently, the "1996 Inlet Gas Throughput" statistics are for the four month period ended December 31, 1996.
(3) On January 1, 1997, the Company divested itself of the Mont Belvieu I fractionator in accordance with an agreement reached with the FTC related to the Chevron Combination. The Company realized a small after-tax gain in 1997 relating to the sale.

  In August 1995, the Company shutdown operations of its Lake Charles fractionation facility principally as a result of operational inefficiencies resulting from the age of the facility. The Company diverted daily production in part to a third-party fractionator and in part to its fractionation facilities at Mont Belvieu. NGC owns the liquids gathering system associated with the Lake Charles facility.

STORAGE AND TERMINAL FACILITIES

The following table provides information concerning terminal and storage facilities owned by the Company:

                                                  LOCATION
                                             -------------------
                                             COUNTY/
STORAGE AND TERMINAL FACILITIES:    % OWNED  PARISH       STATE      DESCRIPTION

  Hackberry Storage...............   100.00  Cameron        LA    NGL storage facility
  Mont Belvieu Storage............   100.00  Chambers       TX    NGL storage facility
  Hattiesburg Storage.............   100.00  Washington     MS    NGL storage facility
  Hackberry Terminal..............   100.00  Cameron        LA    Marine import/export terminal
  Mont Belvieu Terminal...........   100.00  Chambers       TX    Product terminal facility
  Warrengas Terminal..............   100.00  Harris         TX    LPG import/export terminal
  Calvert City Terminal...........   100.00  Marshall       KY    Product transport terminal
  Greenville Terminal.............   100.00  Washington     MS    Propane terminal
  Hattiesburg Terminal............    50.00  Forrest        MS    Propane terminal
  Lampton-Love Terminal...........   100.00  Forrest        MS    Product transport terminal
  Pt. Everglades Terminal.........   100.00  Broward        FL    Marine propane terminal
  Tampa Terminal..................   100.00  Hillsborough   FL    Marine propane terminal
  Mont Belvieu Transport..........   100.00  Chambers       TX    Administrative offices and repair shop
  Abilene Transport...............   100.00  Taylor         TX    Raw LPG transport terminal
  Bridgeport Transport............   100.00  Jack           TX    Raw LPG transport terminal
  Gladewater Transport............    65.00  Gregg          TX    Raw LPG transport terminal
  Grand Lakes Tank Farm...........   100.00  Cameron        LA    Condensate Storage

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

                                              HSI'S
                                             REVENUE       SERVICE                     NAMES OF
     FACILITY NAME         HSI'S PARTNERS    INTEREST       AREA                CONNECTING PIPELINES
Chicago Hub............  NICOR Hub Services    51%        Midwest        ANR Pipeline Company, Midwestern Gas
                         Pacific Enerchange                              Transmission Company, Northern Natural
                         Leidy Hub Inc.                                  Gas Company and Natural Gas Pipeline
                                                                         Company of America
Ellisburg-Leidy
  Northeast Hub........  NICOR Hub Services    51%       Northeast       Transcontinental Gas Pipeline Corporation,
                         Pacific Enerchange                              Tennessee Gas Pipeline, CNG
                         Leidy Hub Inc.                                  Company, Columbia Gas Transmission
                                                                         Company and National Fuel Gas Supply
                                                                         Corporation

California Energy Hub..  NICOR Hub Services    51%       California      El Paso Natural Gas Company, Kern River
                         Pacific Enerchange                              Gas Transmission Company, Mojave
                         Leidy Hub Inc.                                  Pipeline Operating Company, Pacific Gas


NATURAL GAS AND CRUDE OIL PIPELINES

  NGC owns interests in various interstate and intrastate pipelines and gathering systems, the more significant of which include: (i) the Ozark Gas Transmission System, a 266-mile interstate natural gas pipeline with design capacity of 170 MMcf/d that transports gas from eastern Oklahoma to central Arkansas, where the system interconnects with interstate pipelines that serve Midwest and Northeast markets; (ii) a 1,300-mile crude oil system which gathers crude oil in 25 central and southern Oklahoma counties, accessing more than half of the state's production, and serves the U.S. crude oil trading hub in Cushing, Oklahoma and the Wynnewood, Oklahoma refinery; (iii) the Kansas Gas Supply Corporation that owns and operates an approximate 1,200 mile regulated intrastate gas pipeline system in south-central Kansas maintaining current capacity to transport approximately 100 MMcf/d of natural gas; and (iv) an extensive liquids gathering system at the Lake Charles fractionation facility and a 12-inch liquids pipeline that connects the Lake Charles area facilities with the Mont Belvieu fractionation facilities. The following table identifies these and other pipeline and gathering system assets in which NGC owns an interest:

                                                 1996
PIPELINE SYSTEMS:                % OWNED      THROUGHPUT       STATE                     DESCRIPTION

Ozark Gas Transmission System..   100.00     132.7 MMcf/d       OK/AR              Interstate natural gas pipeline
Crude Oil Pipeline System......   100.00     54.5 MBbls/d       OK                 Intrastate crude oil pipeline
Kansas Gas Supply..............   100.00      70.1 MMcf/d       KS/OK              Intrastate natural gas pipeline
Warren NGL Pipeline............   100.00     99.0 MBbls/d       TX/LA              Liquids pipeline between Lake
Charles and Mont Belvieu
Bridger Lake/Phantex Pipeline..   100.00      1.6 MBbls/d       UT/WY              Interstate liquids pipeline
Cominco Pipeline...............   100.00       5.9 MMcf/d       TX                 Intrastate natural gas pipeline
Pelican Pipeline...............   100.00      40.4 MMcf/d       LA                 Gas gathering pipeline
Vermillion Pipeline............   100.00      46.0 MMcf/d       Gulf of Mexico     Gas gathering pipeline
Western Gas Gathering..........   100.00       3.4 MMcf/d       KS                 Gas gathering pipeline
Pawnee Rock (1)................   100.00       4.5 MMcf/d       KS                 Gas gathering pipeline
Bradshaw Gathering.............    50.00      27.4 MMcf/d       KS                 Gas gathering pipeline
Lake Boudreaux.................   100.00       1.3 MMcf/d       LA                 Gas gathering pipeline
Grand Lakes Liquids System.....   100.00      0.7 MBbls/d       LA                 Intrastate liquids pipeline


(1) Acquired in July of 1996 in exchange for the Company's interest in the Mesa Pipeline. Throughput information reflects statistics from the acquisition date through the end of 1996.

OTHER PROPERTY INVESTMENTS

  Effective November 1, 1996, the Company and Chevron formed Venice Gas Processing Company, a Texas Limited Partnership ("Partnership"), located in Plaquemines Parish, Louisiana. The Partnership was formed for the purpose of owning and operating the Venice Complex consisting of a 35,000 barrel per day fractionator, gathering systems, a lean oil gas processing plant, NGL storage facilities, a marine terminal and acreage. Expansion to the Venice Complex is expected to include a 300 MMcf/d cryogenic gas processing plant and additional gathering lines to access new Gulf of Mexico production. At December 31, 1996, NGC owned an approximate 37 percent interest in the Partnership.

  As part of the Contribution, NGC acquired an undivided 50 percent interest in the West Texas Pipeline which is an interstate liquids pipeline capable of transporting 160,000 Bpd from its origin in eastern New Mexico to fractionation facilities in Mont Belvieu, Texas. The pipeline is owned and operated by the West Texas Pipeline Limited Partnership and NGC owns a 50 percent interest in that partnership.

TITLE TO PROPERTIES

  The Company believes it has satisfactory title to its properties in accordance with standards generally accepted in the energy industry, subject to such exceptions which, in the opinion of the Company, in the aggregate would not have a material adverse effect on the use or value of said properties.

  The operating agreements for certain of the Company's natural gas processing plants and fractionation facilities grant a preferential purchase right to the plant owners in the event any owner desires to sell its interest. Such agreements may also require the consent of a certain percentage of owners before rights under such agreements can be transferred. The Company is subject, as a plant owner under such agreements, to all such restrictions on transfer of its interest. In addition, Warren has granted OXY USA certain rights of first refusal with respect to any future sale of certain assets.

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

ACQUISITION AND CONSTRUCTION PROJECTS

  A subsidiary of the Company is committed to contribute approximately $62 million to Venice during 1997. The funds will be used principally for the construction of a cryogenic gas processing plant and an expansion of the existing gas gathering system.

  NGC, indirectly through subsidiaries, has formed a joint venture to develop the Avoca storage project located in southeastern New York. The Company is committed to contribute its respective share of construction costs of the project. Current cost estimates commit the Company to approximately $10 million of expenditures.

  A subsidiary of the Company is committed to contribute a total of $10 million to Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. (collectively "Indeck"), two partnerships that are engaged in the acquisition of electric power generating facilities. The contributions represent the Company's pro rata share of funds to be used for selected acquisitions. At December 31, 1996, the Company had paid $3.7 million of this commitment.

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

  On February 26, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Clearinghouse pursuant to the arbitration provisions of such Contract. On February 16, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleges that Clearinghouse is intentionally delaying the progress of the arbitration, and it requests relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the lawsuit. On September 18, 1996, the arbitration panel granted a revised discovery schedule which moved the hearing previously scheduled for December 1996 to April 7, 1997. On February 8, 1997, the arbitration was further postponed until September 15, 1997. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million and punitive damages.

  Clearinghouse intends to vigorously defend the Apache suit and arbitration. Based on review of the facts and through consultation with outside counsel, NGC management believes the ultimate resolution of the Apache suit will not have an adverse impact on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

  The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination and in connection with the acquisition of certain gas processing and gathering facilities from Mesa
Operating Limited Partnership.   NGC believes, based on its review of these
matters and consultation with outside legal counsel, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's $0.01 par value common stock ("Common Stock") is listed and traded on the New York Stock Exchange under the ticker symbol "NGL". The number of stockholders of record of the Common Stock as of March 27, 1997, was 247.

  The following table sets forth the high and low closing prices for transactions involving the Company's Common Stock for each calendar quarter, as reported on the New York Stock Exchange Composite Tape and related dividends paid per common share during such periods.

                                       High      Low    Dividend
                                      -------  -------  --------
     1996
     ----
     First Quarter..................  $12.750  $ 8.625   $0.0125
     Second Quarter.................   16.125   12.250    0.0125
     Third Quarter..................   17.000   14.250    0.0125
     Fourth Quarter.................   24.750   15.625    0.0125

     1995 (a)
     ----
     First Quarter..................  $11.500  $ 9.000   $0.0125
     Second Quarter.................   10.375    8.750    0.0125
     Third Quarter..................   10.375    9.000    0.0125
     Fourth Quarter.................    9.625    8.375    0.0125
                                      -------  -------   -------
_____________________
     (a) Stock price and per share dividend rate information relates to Holding for the period commencing on January 1, 1995 and continuing through and including March 13, 1995, and NGC thereafter.

  The holders of the Common Stock are entitled to receive dividends if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Consistent with the Board of Directors' intent to establish a policy of declaring quarterly cash dividends, a cash dividend of $0.0125 per share was declared and paid in each of the four quarters of 1996. Beginning in the third quarter of 1996, the Company has paid quarterly cash dividends on its Series A Preferred Stock of $0.0125 per share, or $0.05 per share on an annual basis.

  The NGC Corporation Credit Agreement and the Company's 7.625% and 6.75% Senior Notes do not contain any specific restrictions on the ability of the Company or any of its subsidiaries to declare and pay dividends in respect of its or their capital stock, although certain financial covenants contained in such credit agreement and in the indenture covering the 7.625% and 6.75% Senior Notes may limit the ability of the Company to do so.

  The indenture setting forth the terms and conditions of the 14% Senior Subordinated Notes of Warren due 2001 and the 10.25% Subordinated Notes of Warren due 2003 contain restrictions on Warren's ability to pay cash dividends to NGC, which in turn may adversely affect NGC's ability to pay dividends to its shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

  The selected financial information presented below was derived from, and is qualified by reference to, the Consolidated Financial Statements of the Company, including the Notes thereto, incorporated herein by reference. Please refer to the Notes to Consolidated Financial Statements for information on transactions and accounting classifications which have affected the comparability of the periods presented below. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                Year Ended December 31,
                                                             -----------------------------------------------------------------
                                                               1996(1)      1995(2)       1994(3)        1993         1992
                                                             ----------     ---------    ----------    ---------   -----------
                                                                           (in thousands, except per share informaton)
  STATEMENT OF OPERATIONS DATA:
  Revenues                                                    $7,260,202   $3,665,946     $3,237,843   $2,790,977   $2,492,935
  Operating margin                                               369,500      194,660         99,126       91,850       96,806
  General and administrative expenses                            100,032       68,057         47,817       36,585       41,103
  Depreciation and amortization expense                           71,676       44,913          8,378        7,594        7,221
  Net income (4)                                              $  113,322   $   92,705     $   42,101   $   45,997   $   43,858
  Net income per common share (5)                                  $0.83        $0.82            n/a          n/a          n/a
  Pro forma income per common share (6)                              n/a        $0.40          $0.28        $0.30        $0.30
  Weighted average common and common
     equivalent shares outstanding                               136,099      113,176         97,804       97,804       97,804

  CASH FLOW DATA:
  Cash flows from operating activities                        $  (30,954)  $   90,648     $   17,170   $   20,292   $   66,869
  Cash flows from investing activities                          (111,140)    (310,623)       (38,376)      (7,911)     (21,024)
  Cash flows from financing activities                           176,037      221,022         18,959      (46,418)     (19,816)

  OTHER FINANCIAL DATA:
  EBITDA (7)                                                  $  289,023   $  142,538     $   57,716   $   57,553   $   58,299
  Dividends or distributions to partners, net                      6,740        9,253         14,041       14,118       19,816
  CAPEX, acquisitions and  investments (8)                       859,047      979,603         47,014       16,464       12,197


                                                                                      As of December 31,
                                                             -----------------------------------------------------------------
                                                               1996(1)      1995(2)         1994         1993         1992
                                                             ----------     ---------    ----------    ---------   -----------
                                                                                        (in thousands)

  BALANCE SHEET DATA:
  Current assets                                              $1,936,721   $  762,939     $  445,782   $  402,602   $  385,334
  Current liabilities                                          1,548,987      705,674        404,144      375,662      357,946
  Property and equipment, net (9)                              1,691,379      948,511        114,062       84,539       90,037
  Total assets                                                 4,186,810    1,875,252        645,471      512,534      480,458
  Long-term debt                                                 988,597      522,764         33,000          ---       19,800
  Total equity                                                 1,116,733      552,380        152,213      120,689       88,745

_________________
(1) The Chevron Combination was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of September 1, 1996, the effective date of the Chevron Combination for accounting purposes, and the results of operations include Chevron's operations from September 1, 1996, forward.
(2) The Trident Combination was accounted for under the purchase method of accounting and, because the Clearinghouse Owners acquired approximately 82 percent of NGC, for accounting purposes Clearinghouse was considered the acquiring company. Accordingly, the purchase price was allocated to the Trident assets acquired and liabilities assumed based on their estimated fair values as of March 1, 1995, the effective date of the Trident Combination for accounting purposes, and the results of operations include Trident's operations from March 1, 1995, forward.
(3) Results for the year ended December 31, 1994, include the effects of a change to mark-to-market accounting for fixed-price natural gas transactions.
(4) Net income does not include a provision for federal income taxes, other than minimal amounts on the taxable income of Clearinghouse's corporate subsidiaries, for the years ended December 31, 1994, 1993 and 1992, respectively.
(5) Net income per common and common equivalent share is based on reported net income for the period. The weighted average shares outstanding for the year ended December 31, 1995, is based on the parameters discussed in footnote (6).
(6) Pro forma net income per common and common equivalent share is based on reported net income for the period adjusted for the incremental statutory federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity. The weighted average shares outstanding for the year ended December 31, 1995, is based on the weighted average number of common shares outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive. Pro forma weighted average shares outstanding of
     97.8 million shares for the years ended December 31, 1994, 1993 and 1992, respectively, give effect to the terms of the Trident Combination and the common stock equivalent shares outstanding as of the effective date of the Trident Combination assuming a common stock market price of $12 in all periods.
(7) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to service its debt and to make capital expenditures, not as a measure of operating results, and is not presented in the Consolidated Financial Statements.
(8)  Includes value assigned assets in the Chevron and Trident Combinations.
(9) The 1992 amount of $90.0 million includes $16.4 million of property, plant and equipment classified as held for sale. These assets were sold in March 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item appears on pages 26 through 38 of the Annual Report to Shareholders and is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company appear on pages 39 through 62 of the Annual Report to Shareholders and are incorporated herein by reference.

  The financial statement schedule and supplementary data of the Company are set forth at pages F-1 through F-5 inclusive, found at the end of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this Item 10 will be contained in the definitive Proxy Statement of the Company for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1 -- Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. Reference is also made to the information appearing in Part I of this Annual Report on Form 10-K under the caption "Item 1A. Executive Officers."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding related party transactions will be contained in the Proxy Statement under the headings "Principal Stockholders", "Proposal 1 -- Election of Directors" and "Executive Compensation -- Indebtedness of Management" and "-- Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

                                                        ANNUAL    FORM
                                                        REPORT    10-K
CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Public Accountants                39      F-1

  Consolidated Balance Sheets as of
    December 31, 1996 and 1995                            40       --

  Consolidated Statements of Operations for the
    years ended December 31, 1996, 1995 and 1994          41       --

  Consolidated Statements of Cash Flows for the
    years ended December 31, 1996, 1995 and 1994          42       --

  Consolidated Statements of Changes in Stockholders'
    Equity for the years ended December 31, 1996,
    1995 and 1994                                         43       --

  Notes to Consolidated Financial Statements              44       --

FINANCIAL STATEMENT SCHEDULE

  Condensed Financial Statements of the Registrant        --       F-2

FINANCIAL STATEMENTS OF UNCONSOLIDATED AFFILIATE

  Accord Energy Limited Annual Report for the year
    ended December 31, 1996 and 1995                      --       1-20

EXHIBIT
NUMBER                            DESCRIPTION

  2.1      -  Combination Agreement and Plan of Merger, dated May, 22, 1996, by and between NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(14)

  2.2      -  Amendment to Combination Agreement, dated as of August 29, 1996, by and among NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(11)

 +2.3      -  Agreement and Plan of Merger by and among Destec Energy, Inc., The
              Dow Chemical Company, NGC Corporation and NGC Acquisition
              Corporation II dated as of February 17, 1997.

 +2.4      -  Asset Purchase Agreement by and between NGC Corporation and The
              AES Corporation dated as of February 17, 1997.

 +3.1      -  Restated Certificate of Incorporation of NGC Corporation.

 +3.2      -  Amended and Restated By-Laws of NGC Corporation.

  4.1      -  Indenture, dated as of September 9, 1993, between Trident NGL,
              Inc. and Ameritrust Texas National Association, as Trustee.(5)

  4.2      -  Form of Senior Subordinated Note (included in Exhibit 4.1).

  4.3      -  Indenture, dated as of August 30, 1991, between Trident NGL, Inc.
              and Ameritrust Texas National Association, as Trustee.(1)

  4.4      -  Form of Senior Subordinated Note (included in Exhibit 4.3).

  4.5      -  Note Purchase Agreement, dated as of August 30, 1991, by and among
              Trident NGL, Inc. and the Purchasers named therein.(2)

  4.6      -  Indenture, dated as of April 15, 1993, between Trident NGL, Inc.
              and The First National Bank of Boston, as Trustee.(3)

  4.7      -  Form of Subordinated Note (included in Exhibit 4.6).

  4.8      -  First Supplemental Indenture, dated as of April 15, 1993, between
              Trident NGL, Inc. and Ameritrust Texas National Association, as Trustee.(3)

  4.9      -  Second Supplemental Indenture, dated as of September 9, 1993, between Trident NGL, Inc. and Ameritrust Texas National Association, as Trustee.(5)

 4.10      -  Warrant exercisable for 6,228 shares of Common Stock of NGC
              Corporation registered in the name of J. Otis Winters.(4)

 4.11      -  Credit Agreement dated as of March 14, 1995, among NGC Corporation and The First National Bank of Chicago, individually and as agent, The Chase Manhattan Bank National Association and Nations Bank of Texas N.A., individually and as co-agent, and certain other lenders named therein.(9)

 4.12      -  Indenture, dated as of December 11, 1995, between NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee.(8)

 4.13      -  Form of Senior Notes (included in Exhibit 4.12).

 4.14      -  Consent and Second Amendment to Credit Agreement, dated as of July
              26, 1996, among NGC Corporation and The First National Bank of Chicago, individually and as agent, The Chase Manhattan

EXHIBIT
NUMBER                            DESCRIPTION


              Bank National Association and NationsBank of Texas, N.A., individually as co-agent, and certain other lenders named therein.(11)

 4.15      -  Letter of Credit Facility Agreement, dated as of September 1,
              1996, by and among NGC Corporation and Canadian Imperial Bank of Commerce, Individually and as Agent, and the Lenders named therein. (11)

 4.16      -  Indenture, dated as of December 11, 1995, by and among NGC
              Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee.(8)

 4.17      -  First Supplemental Indenture, dated as of August 31 1996, by and among NGC Corporation, Midstream Combination Corp., the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995.(11)

 4.18      -  Second Supplemental Indenture, dated as of October 11, 1996, by and among NGC Corporation, Electric Clearinghouse, Inc. and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995.(11)

 4.19      -  Indenture, dated September 26, 1996, among NGC, the Subsidiary
              Guarantors named therein and The First National Bank of Chicago, as Trustee.(12)

 4.20      -  Form of 7 5/8% Senior Debenture due October 15, 2026.(12)

 10.1      -  Agreement of Sale and Purchase of Assets, dated as of May 5, 1991, as amended on June 6, 1991 and August 30, 1991, by and between OXY USA Inc. and Trident Energy, Inc.(1)

 10.2      -  Master Agreement on Gas Processing, dated as of May 5, 1991, by and between OXY USA Inc. and Trident NGL, Inc.(1)

 10.3      -  Product Sale and Delivery Agreement between Trident NGL, Inc., OXY
              NGL Pipeline Company and OXY Petrochemicals, Inc. dated as of August 30, 1991.(1)

 10.4      -  Right of First Refusal Agreement, dated as of August 30, 1991, by and between OXY USA Inc. and Trident NGL, Inc. (Lake Charles facilities and Trident NGL Pipeline).(1)

 10.5      -  Right of First Refusal Agreement, dated as of August 30, 1991, by and between OXY USA Inc. and Trident NGL, Inc. (Hackberry storage facilities and terminal).(1)

+10.6      -  NGC Corporation Amended and Restated 1991 Stock Option Plan.

 10.7      -  Stock Purchase Agreement between Trident NGL Holding, Inc. and
              J. Otis Winters.(5)

 10.8      -  Agreement for the Construction, Ownership and Operation of the
              Mont Belvieu I Fractionation Facility between Trident NGL, Inc. and Union Pacific Fuels, Inc. dated November 17, 1993.(6)

 10.9      -  Employment Agreement, dated as of May 19, 1992, between C. L.
              Watson and Natural Gas Clearinghouse.(7)

10.10      -  Employment Agreement, dated as of May 19, 1992, between Stephen W.
              Bergstrom and Natural Gas Clearinghouse.(7)

10.11      -  NGC Corporation Amended and Restated Employee Equity Option
              Plan.(7) (See Appendix III to the Proxy Statement/Prospectus).

EXHIBIT
NUMBER                            DESCRIPTION


 10.12     -  The Amended and Restated Natural Gas Clearinghouse Deferred
              Compensation Plan, dated February 28, 1992.(7)

 10.13     -  Natural Gas Clearinghouse Above Base Incentive Compensation Plan,
              as amended and restated, effective as of January 1, 1994.(7)

 10.14     -  Unanimous Shareholder Agreement dated February 25, 1994, among
              Novacorp International, Inc. (formerly NOVA Gas Services Ltd.), NGC Canada Inc. and Novagas Clearinghouse Ltd.(7)

 10.15     -  First Amendment to Unanimous Shareholders Agreement, dated May 20,
              1994, among Novacorp International, Inc. (formerly NOVA Gas Services Ltd.), NGC Canada Inc. and Novagas Clearinghouse Ltd.(7)

 10.16     -  Limited Partnership Agreement, dated February 25, 1994, among
              Novacorp International, Inc. (formerly NOVA Gas Services Ltd.), NGC Canada Inc. and Novagas Clearinghouse Ltd.(7)

 10.17     -  Amended Contract for Processing Gas, dated January 1, 1995, by and between Amoco Production Company and Trident NGL, Inc.(10)

 10.18     -  Employment Agreement dated April 2, 1996 by and between NGC
              Corporation and Stephen A. Furbacher.(13)

 10.19     -  Lease Agreement entered into on June 12, 1996 between Metropolitan
              Life Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant.(13)

 10.20     -  First Amendment to Lease Agreement entered into on June 12, 1996 between Metropolitan Life Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant.(13)

 10.21     -  Contribution and Assumption Agreement, dated as of August 31,
              1996, among Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Chemical Company and Midstream Combination Corp.(11)

 10.22     -  Scope of Business Agreement, dated May 22, 1996 between Chevron
              Corporation and NGC Corporation.(13)

 10.23     -  Stockholders Agreement dated, May 22, 1996, among BG Holdings,
              Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.(13)

 10.24     -  Registration Rights Agreement, dated as of August 31,1996, among
              NGC Corporation, BG Holdings, Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.(11)

 10.25     -  Master Alliance Agreement, dated as of September 1, 1996, among
              Chevron U.S.A. Inc., Chevron Chemical Company, Chevron Pipe Line Company, and other Chevron U.S.A. Inc. affiliates, NGC Corporation, Natural Gas Clearinghouse, Warren Petroleum Company, Limited Partnership, Electric Clearinghouse, Inc. and other NGC Corporation affiliates.(11)

*10.26     -  Natural Gas Purchase and Sale Agreement, dated as of August 30,
              1996, among Chevron U.S.A. Inc. and Natural Gas Clearinghouse.(11)

*10.27     -  Master Natural Gas Processing Agreement, dated as of September 1,
              1996, among Chevron U.S.A. Inc. and Warren Petroleum Company,
              Limited Partnership.(11)

*10.28     -  Master Natural Gas Liquids Purchase Agreement, dated as of
              September 1, 1996, among Warren Petroleum Company, Limited
              Partnership and Chevron U.S.A. Inc.(11)

EXHIBIT
NUMBER                            DESCRIPTION

*10.29     -  Gas Supply and Service Agreement, dated as of September 1, 1996, among Chevron Products Company and Natural Gas Clearinghouse.(11)

 10.30     -  Master Power Service Agreement, dated as of May 16, 1996, among
              Electric Clearinghouse, Inc. and Chevron U.S.A. Production Company.(13)

 10.31     -  Master Power Service Agreement, dated as of May 16, 1996, among
              Electric Clearinghouse, Inc. and Chevron Chemical Company.(13)

 10.32     -  Master Power Service Agreement, dated as of May 16, 1996, among
              Electric Clearinghouse, Inc. and Chevron Products Company.(13)

*10.33     -  Feedstock Sale and Refinery Product Purchase Agreements, dated as of September 1, 1996, among Chevron Products Company and Warren
              Petroleum Company, Limited Partnership.(11)

*10.34     -  Refinery Product Sale Agreement (Hawaii), dated as of
              September 1, 1996, among Warren Petroleum Company, Limited
              Partnership and Chevron Products Company.(11)

*10.35     -  Feedstock Sale and Refinery Product Master Services Agreement,
              dated as of September 1, 1996, among Chevron Products Company and
              Warren Petroleum Company, Limited Partnership.(11)

*10.36     -  CCC Product Sale and Purchase Agreement dated as of September 1,
              1996, among Warren Petroleum Company, Limited Partnership and
              Chevron Chemical Company.(11)

*10.37     -  CCC/WPC Services Agreement, dated as of September 1, 1996, among
              Chevron Chemical Company and Warren Petroleum Company, Limited
              Partnership.(11)

*10.38     -  Operating Agreement, dated as of September 1, 1996, among Warren
              Petroleum Company, Limited Partnership and Chevron Pipe Line
              Company.(11)

 10.39     -  Galena Park Services Agreement, dated as of September 1, 1996, among Chevron Products Company and Midstream Combination Corp.(11)

*10.40     -  Venice Complex Operating Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited
              Partnership.(13)

*10.41     -  Product Storage Lease and Terminal Access Agreement, dated as of
              September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum
              Company, Limited Partnership.(13)

 10.42     -  Lone Star Swap Transaction Confirmation Term Sheet, dated as of
              September 1, 1996, among Chevron U.S.A. Inc. and NGC Corporation.(11)

*10.43     -  West Texas LPG Pipeline Limited Partnership Agreement, dated as of
              September 1, 1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and an affiliate of NGC Corporation.(11)

*10.44     -  West Texas LPG Pipeline Operating Agreement, dated as of September
              1, 1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and the West Texas LPG Pipeline Partnership.(11)

*10.45     -  Time Charter, dated as of August 31, 1996, by and between
              Midstream Barge Company, L.L.C. and Warren Petroleum Company,
              Limited Partnership.(11)

*10.46     -  Limited Liability Company Agreement of Midstream Barge Company,
              L.L.C., dated as of August 31, 1996, by and between Chevron U.S.A.
              Inc. and Warren Petroleum Company, Limited Partnership.(11)

EXHIBIT
NUMBER                            DESCRIPTION


 +10.47    -  Employment Agreement, dated as of November 15, 1996, between
              Thomas M. Matthews and NGC Corporation.

 +13       -  Annual Report (portions incorporated by reference in this
              Form 10-K).

 +22.1     -  Subsidiaries of the Registrant.

 +23.1     -  Consent of Arthur Andersen LLP.
___________________
+ Filed herewith

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

(1) Incorporated by reference to exhibits to the Registration Statement of Trident NGL, Inc. on Form S-1, Registration No. 33-43871.

(2) Incorporated by reference to exhibits to the Registration Statement of Trident NGL, Inc. on Form S-1, Registration No. 33-46416.

(3) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1993 of Trident NGL, Inc., Commission File No. 1-11156.

(4) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993 of Trident NGL Holding, Inc., Commission File No. 1-11156.

(5) Incorporated by reference to exhibits to the Registration Statement of Trident NGL Holding, Inc. on Form S-1, Registration No. 33-68842.

(6) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993 of Trident NGL Holding, Inc., Commission File No. 1-11156.

(7) Incorporated by reference to exhibits to the Registration Statement of Trident NGL Holding, Inc. on Form S-4, Registration No. 33-88907.

(8) Incorporated by reference to the Registration Statement of NGC Corporation on Form S-3, Registration No. 33-97368.

(9) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, Commission File 1-11156, dated March 14, 1995.

(10) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of NGC Corporation, Commission File No. 1-11156.

(11) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996 of NGC Corporation, Commission File No. 1-11156.

(12) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated October 16, 1996, Commission File No. 1-11156.

(13) Incorporated by reference to exhibits to the Registration Statement of Midstream Combination Corp. on Form S-4, Registration No. 333-09419.

(14) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated May 22, 1996, Commission File No. 1-11156.

     (b) Reports on Form 8-K of NGC Corporation.

         Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated October 9, 1996 (Announcement that the Company planned to record a third-quarter pretax charge to earnings to provide a reserve of approximately $4 million relating to the difference between the cost associated with the Company's then-current lease at its headquarters and the anticipated revenue from subletting that space after the Company's relocation to downtown Houston in the first quarter of 1997).

         Current Report on Form 8-K on NGC Corporation, Commission File No. 1-11156 dated October 11, 1996 (Announcement of a lawsuit filed on October 11, 1996, in the Queen's Bench of Alberta, Judicial District of Calgary, by a group of Canadian producers against Pan-Alberta Gas Ltd., a 49.9% indirect subsidiary of the Company).

         Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated October 16, 1996 (On December 16, 1996, the Company sold $175 million of its 7 5/8% Senior Debentures due October 15, 2026 pursuant to an underwritten public offering).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NGC CORPORATION



Date:  March 28,1997                By:    /s/ C. L. Watson
                                           -------------------------------------
                                           C. L. Watson, Chairman of the Board,
                                           Chief Executive Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:    /s/ C. L. Watson
                                           -------------------------------------
                                           C. L. Watson, Chairman of the Board,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)


Date:  March 28, 1997               By:    /s/ Melinda Tosoni
                                           -------------------------------------
                                           Melinda Tosoni, Vice President and
                                           Controller (Principal Financial and
                                           Accounting Officer)


Date:  March 28, 1997               By:    /s/ Stephen W. Bergstrom
                                           -------------------------------------
                                           Stephen W. Bergstrom, Senior Vice
                                           President and Director


Date:  March 28, 1997               By:    /s/ Stephen J. Brandon
                                           -------------------------------------
                                           Stephen J. Brandon, Director


Date:  March 28, 1997               By:    /s/ David R. Varney
                                           -------------------------------------
                                           David R. Varney, Director


Date:  March 28, 1997               By:    /s/ P. Nicholas Woollacott
                                           -------------------------------------
                                           P. Nicholas Woollacott, Director


Date:  March 28, 1997               By:
                                           -------------------------------------
                                           C. Kent Jespersen, Director


Date:  March 28, 1997               By:
                                           -------------------------------------
                                           Jeffrey M. Lipton, Director


Date:  March 28, 1997               By:
                                           -------------------------------------
                                           Albert Terence Poole, Director

Date:  March 28, 1997               By:    /s/ Darald W. Callahan
                                           ----------------------
                                           Darald W. Callahan, Director


Date:  March 28, 1997               By:    /s/ Donald L. Paul
                                           -------------------------------------
                                           Donald L. Paul, Director


Date:  March 28, 1997               By:    /s/ Peter J. Robertson
                                           -------------------------------------
                                           Peter J. Robertson, Director


Date:  March 28, 1997               By:    /s/ Daniel L. Dienstbier
                                           -------------------------------------
                                           Daniel L. Dienstbier, Director


Date:  March 28, 1997               By:    /s/ J. Otis Winters
                                           -------------------------------------
                                           J. Otis Winters, Director

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


                                    NATURAL GAS CLEARINGHOUSE

                                    By:  NGC Corporation, its general partner


Date:  March 28, 1997               By:    /s/ C. L. Watson
                                           -------------------------------------
                                           C. L. Watson, Chairman of the Board,
                                           Chief Executive Officer and Director
                                           of NGC Corporation



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:    /s/ C. L. Watson
                                           -------------------------------------
                                           C. L. Watson, Chairman of the Board,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)


Date:  March 28, 1997               By:    /s/ Melinda Tosoni
                                           -------------------------------------
                                           Melinda Tosoni, Vice President and
                                           Controller of NGC Corporation
                                           (Principal Financial and Accounting
                                           Officer)



Date:  March 28, 1997               By:    /s/ Stephen W. Bergstrom
                                           -------------------------------------
                                           Stephen W. Bergstrom, Senior Vice
                                           President and Director of
                                           NGC Corporation



Date:  March 28, 1997               By:    /s/ Stephen J. Brandon
                                           -------------------------------------
                                           Stephen J. Brandon, Director of NGC
                                           Corporation


Date:  March 28, 1997               By:    /s/ David R. Varney
                                           -------------------------------------
                                           David R. Varney, Director of NGC
                                           Corporation



Date:  March 28, 1997               By:    /s/ P. Nicholas Woollacott
                                           -------------------------------------
                                           P. Nicholas Woollacott, Director of
                                           NGC Corporation

Date:  March 28, 1997               By:
                                           -------------------------------------
                                           C. Kent Jespersen, Director of
                                           NGC Corporation


Date:  March 28, 1997               By:
                                           -------------------------------------
                                           Jeffrey M. Lipton, Director of
                                           NGC Corporation


Date:  March 28, 1997               By:
                                           -------------------------------------
                                           Albert Terence Poole, Director
                                           of NGC Corporation


Date:  March 28, 1997               By:    /s/ Daniel L. Dienstbier
                                           -------------------------------------
                                           Daniel L. Dienstbier, Director
                                           of NGC Corporation


Date:  March 28, 1997               By:    /s/ J. Otis Winters
                                           -------------------------------------
                                           J. Otis Winters, Director
                                           of NGC Corporation


Date:  March 28, 1997               By:    /s/ Darald W. Callahan
                                           -------------------------------------
                                           Darald W. Callahan, Director
                                           of NGC Corporation


Date:  March 28, 1997               By:    /s/ Donald L. Paul
                                           -------------------------------------
                                           Donald L. Paul, Director of
                                           NGC Corporation


Date:  March 28, 1997               By:    /s/ Peter J. Robertson
                                           -------------------------------------
                                           Peter J. Robertson, Director
                                           of NGC Corporation

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WARREN NGL, INC.



Date:  March 28, 1997               By:    /s/ Stephen A. Furbacher
                                           -------------------------------------
                                           Stephen A. Furbacher,
                                           President and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:    /s/ Stephen A. Furbacher
                                           -------------------------------------
                                           Stephen A. Furbacher,
                                           President and Director
                                           (Principal Executive Officer)

Date:  March 28, 1997               By:    /s/ Melinda Tosoni
                                           -------------------------------------
                                           Melinda Tosoni, Vice President
                                           and Controller (Principal Financial
                                           and Accounting Officer)


Date:  March 28, 1997               By:    /s/ C. L. Watson
                                           -------------------------------------
                                           C. L. Watson, Director


Date:  March 28, 1997               By:    /s/ Kenneth E. Randolph
                                           -------------------------------------
                                           Kenneth E. Randolph,
                                           Senior Vice President and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WARREN ENERGY RESOURCES, LIMITED
                                    PARTNERSHIP

                                    By:  Warren Energy, Inc., its general
                                         partner


Date:  March 28, 1997               By:    /s/ Stephen A. Furbacher
                                           -----------------------------------
                                           Stephen A. Furbacher, President
                                           and Director of Warren Energy, Inc.



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:    /s/ Stephen A. Furbacher
                                           -------------------------------------
                                           Stephen A. Furbacher, President and
                                           Director of Warren Energy, Inc.
                                           (Principal Executive Officer)


Date:  March 28, 1997               By:    /s/ Melinda Tosoni
                                           -------------------------------------
                                           Melinda Tosoni, Vice President and
                                           Controller of Warren Energy, Inc.
                                           (Principal Financial and Accounting
                                           Officer)


Date:  March 28, 1997               By:    /s/ Kenneth E. Randolph
                                           -------------------------------------
                                           Kenneth E. Randolph,
                                           Senior Vice President and
                                           Director of Warren Energy, Inc.


Date:  March 28, 1997               By:    /s/ Michael B. Barton
                                           -------------------------------------
                                           Michael B. Barton, Vice President
                                           and Director of Warren Energy, Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WARREN PETROLEUM COMPANY,
                                    LIMITED PARTNERSHIP

                                    By:  Warren Petroleum G.P., Inc., its
                                         general partner


Date:  March 28, 1997               By:    /s/ Stephen A. Furbacher
                                           -------------------------------------
                                           Stephen A. Furbacher, President
                                           and Director of Warren Petroleum
                                           G.P., Inc.



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         -------------------------------------
                                         Stephen A. Furbacher, President and
                                         Director of Warren Petroleum G.P., Inc.
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni, Vice President and
                                         Controller of Warren Petroleum
                                         G.P., Inc. (Principal Financial
                                         and Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph,
                                         Senior Vice President and
                                         Director of Warren Petroleum
                                         G.P., Inc.


Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         Senior Vice President and Director of
                                         Warren Petroleum G.P., Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WARREN GAS LIQUIDS, INC.


Date:  March 28, 1997               By:    /s/ Stephen A. Furbacher
                                           -------------------------------------
                                           Stephen A. Furbacher,
                                           President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:    /s/ Stephen A. Furbacher
                                           -------------------------------------
                                           Stephen A. Furbacher,
                                           President and Director
                                           (Principal Executive Officer)


Date:  March 28, 1997               By:    /s/ Melinda Tosoni
                                           -------------------------------------
                                           Melinda Tosoni, Vice President and
                                           Controller (Principal Financial
                                           and Accounting Officer)


Date:  March 28, 1997               By:    /s/ William A. Zartler
                                           -------------------------------------
                                           William A. Zartler,
                                           Vice President and Director


Date:  March 28, 1997               By:    /s/ Kenneth E. Randolph
                                           ------------------------------------
                                           Kenneth E. Randolph,
                                           Senior Vice President and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NGC OIL TRADING AND TRANSPORTATION, INC.


Date:  March 28, 1997               By:    /s/ James H. Current, Sr.
                                           -------------------------------------
                                           James H. Current, Sr.,
                                           President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:    /s/ James H. Current, Sr.
                                           -------------------------------------
                                           James H. Current, Sr.,
                                           President and Director
                                           (Principal Executive Officer)


Date:  March 28, 1997               By:    /s/ Melinda Tosoni
                                           -------------------------------------
                                           Melinda Tosoni,
                                           Vice President and Controller
                                           (Principal Financial and
                                           Accounting Officer)


Date:  March 28, 1997               By:    /s/ Kenneth E. Randolph
                                           -------------------------------------
                                           Kenneth E. Randolph,
                                           Senior Vice President and Director


Date:  March 28, 1997               By:   /s/ Mike Barton
                                          --------------------------------------
                                          Mike Barton,
                                          Vice President and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NGC UK LIMITED


Date:  March 28, 1997               By:    /s/ C. L. Watson
                                           -------------------------------------
                                           C. L. Watson,
                                           Chairman of the Board and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:    /s/ C. L. Watson
                                           -------------------------------------
                                           C. L. Watson, Chairman of the
                                           Board and Director (Principal
                                           Executive Officer)


Date:  March 28, 1997               By:    /s/ Melinda Tosoni
                                           -------------------------------------
                                           Melinda Tosoni,
                                           Vice President and Controller
                                           (Principal Financial and
                                           Accounting Officer)


Date:  March 28, 1997               By:    /s/ Jacob S. Ulrich
                                           -------------------------------------
                                           Jacob S. Ulrich, Director


Date:  March 28, 1997               By:    /s/ Kenneth E. Randolph
                                           -------------------------------------
                                           Kenneth E. Randolph, Director


Date:  March 28, 1997               By:    /s/ James H. Current, Sr.
                                           -------------------------------------
                                           James H. Current, Sr., Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NGC CANADA, INC.



Date:  March 28, 1997               By:  /s/ Rodney D. Wimer
                                         -------------------------------------
                                         Rodney D. Wimer, President



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Rodney D. Wimer
                                         ---------------------------------------
                                         Rodney D. Wimer, President
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ C. L. Watson
                                         ---------------------------------------
                                         C. L. Watson, Director


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ James T. Bruvall
                                         ---------------------------------------
                                         James T. Bruvall, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WTLPS, INC.


Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         -------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph,
                                         Senior Vice President and Director


Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         Senior Vice President and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WPC LP, INC.


Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         -------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ Charles H. Brownman
                                        ----------------------------------------
                                         Charles H. Brownman, Director


Date:  March 28, 1997               By:  /s/ Mark J. Gentile
                                         ---------------------------------------
                                         Mark J. Gentile, Director


Date:  March 28, 1997               By:  /s/ Jesse A. Finkelstein
                                         ---------------------------------------
                                         Jesse A. Finkelstein, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NGC FUTURES, INC.



Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Joel M. Staib
                                         ---------------------------------------
                                         Joel M. Staib, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ELECTRIC CLEARINGHOUSE, INC.



Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ C.L. Watson
                                         ---------------------------------------
                                         C.L. Watson, Director


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Dan W. Ryser
                                         ---------------------------------------
                                         Dan W. Ryser, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HUB SERVICES, INC.



Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Vincent T. McConnell
                                         ---------------------------------------
                                         Vincent T. McConnell, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NGC STORAGE, INC.



Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ------------------------
                                         Stephen W. Bergstrom,
                                         President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                         ---------------------------------------
                                         Stephen W. Bergstrom,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and (Principal
                                         Financial and Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Michael B. Barton
                                         ---------------------------------------
                                         Michael B. Barton, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NGC ANADARKO GATHERING SYSTEMS, INC.


Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni, Vice President and
                                         Controller (Principal Financial and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Stephen W. Bergstrom
                                        ----------------------------------------
                                         Stephen W. Bergstrom, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WARREN GAS MARKETING, INC.


Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         --------------------0------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Michael B. Barton
                                         ---------------------------------------
                                         Michael B. Barton, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WARREN NGL PIPELINE COMPANY


Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial  and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Michael B. Barton
                                         ---------------------------------------
                                         Michael B. Barton, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KANSAS GAS SUPPLY CORPORATION


Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director




   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ----------------=----------------------
                                         Stephen A. Furbacher,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial and
                                         Accounting Officer)



Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Michael B. Barton
                                         ---------------------------------------
                                         Michael B. Barton, Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WARREN INSTRASTATE GAS SUPPLY, INC.


Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997               By:  /s/ Stephen A. Furbacher
                                         ---------------------------------------
                                         Stephen A. Furbacher,
                                         President and Director
                                         (Principal Executive Officer)


Date:  March 28, 1997               By:  /s/ Melinda Tosoni
                                         ---------------------------------------
                                         Melinda Tosoni,
                                         Vice President and Controller
                                         (Principal Financial  and
                                         Accounting Officer)


Date:  March 28, 1997               By:  /s/ Kenneth E. Randolph
                                         ---------------------------------------
                                         Kenneth E. Randolph, Director


Date:  March 28, 1997               By:  /s/ Michael B. Barton
                                         ---------------------------------------
                                         Michael B. Barton, Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of NGC Corporation:

We have audited in accordance with generally accepted auditing standards the financial statements included in NGC Corporation (a Delaware corporation) and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 14, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
March 14, 1997

                                                             SCHEDULE I



                                NGC CORPORATION
                    CONDENSED BALANCE SHEETS OF REGISTRANT
                       (in thousands, except share data)

                                             DECEMBER 31,   DECEMBER 31,
                                                1995           1996
                                             -----------     ----------
ASSETS
CURRENT ASSETS
Cash                                         $        --    $         6
Accounts receivable                                  108             --
Intercompany accounts receivable                 337,876        450,631
Prepayments and other assets                       2,793          5,053
                                             -----------    -----------
                                                 340,777        455,690
                                             -----------    -----------
PROPERTY, PLANT AND EQUIPMENT                      8,216          1,287
Less: accumulated depreciation                    (2,193)          (196)
                                             -----------    -----------
                                                   6,023          1,091
                                             -----------    -----------

OTHER ASSETS
Investments in affiliates                      1,219,027        547,866
Intercompany note receivable                     237,000        237,000
Deferred taxes and other assets                   13,262         36,393
                                             -----------    -----------
                                             $ 1,816,089    $ 1,278,040
                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Intercompany accounts payable                $    16,295    $   390,233
Accrued liabilities                               18,914          2,427
                                             -----------    -----------
                                                  35,209        392,660
Long-term debt                                   644,000        333,000
Deferred taxes                                    20,147             --
                                             -----------    -----------
                                                 699,356        725,660
                                             -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value,
  50,000,000 shares authorized:
  8,000,000 shares designated as
  Series A Participating Preferred
  Stock, 7,815,363 shares issued and
  outstanding at December 31, 1996                75,418             --
Common stock, $0.01 par value,
  400,000,000 shares
  authorized: 149,846,503 shares issued
  and outstanding at December 31, 1996,
  and 110,493,411 shares issued and
  105,031,874 shares outstanding at
  December 31, 1995                                1,498          1,105
Additional paid-in capital                       896,432        515,785
Retained earnings                                143,385         35,490
                                             ------------   -----------
                                                1,116,733       552,380
                                             ------------   -----------
                                             $  1,816,089   $ 1,278,040
                                             ============  ============

                See Note to Registrant's Financial Statements.

                                                            SCHEDULE I

                                NGC CORPORATION
                  STATEMENTS OF OPERATIONS OF THE REGISTRANT
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
            FOR THE TEN MONTH PERIOD FROM INCEPTION (MARCH 1, 1995)
                           THROUGH DECEMBER 31, 1995
                                (in thousands)


                                              1996           1995
                                          -------------  -------------
Depreciation and amortization             $        (496) $        (196)
General and administrative expenses                  --             --
                                          -------------  -------------
     Operating loss                                (496)          (196)

Equity in earnings of affiliates                182,159         60,744
Intercompany interest and other income           17,968         13,570
Interest expense                                (28,071)       (18,152)
Other expenses                                   (1,915)          (135)
                                          -------------  -------------
Income before income taxes                      169,645         55,831
Income tax provision                             56,323         16,056
                                          -------------  -------------
NET INCOME                                $     113,322  $      39,775
                                          =============  =============



                See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I

                                NGC CORPORATION
                  STATEMENTS OF CASH FLOWS OF THE REGISTRANT
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
       FOR THE TEN MONTH PERIOD FROM INCEPTION (MARCH 1, 1995) THROUGH
                               DECEMBER 31, 1995
                                (in thousands)

                                                                                          1996           1995
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $    113,322   $     39,775
Items not affecting cash flows from operating activities:
  Depreciation and amortization                                                              1,996            196
  Equity in earnings of affiliates, net of cash distributions                             (182,159)       (60,744)
  Deferred taxes                                                                            45,896         17,303
  Other                                                                                      7,466          1,475
Change in assets and liabilities resulting from operating activities:
  Accounts receivable                                                                         (108)            --
  Intercompany transactions                                                               (298,592)       (60,398
  Prepayments and other assets                                                               2,260         (5,053)
  Accrued liabilities                                                                        8,487          2,427
Other, net                                                                                  (1,193)         4,150
                                                                                      ------------   ------------
Net cash used in operating activities                                                     (302,625)       (60,869)
                                                                                      ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                                       (2,055)            --
 Acquisition of Trident NGL, Inc.                                                               --       (166,900)
Other                                                                                           --         (1,333)
                                                                                      ------------   ------------
Net cash used in investing activities                                                       (2,055)      (168,233)
                                                                                      ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from long-term borrowings                                                      1,542,000      1,224,039
 Repayments of long-term borrowings                                                     (1,231,000)      (891,039)
 Intercompany advances                                                                          --       (237,000)
 Proceeds from sale of capital stock, options and warrants                                     858            725
 Capital contributions                                                                          --        135,000
 Dividends and other distributions                                                          (7,184)        (2,617)
                                                                                      ------------   ------------
Net cash provided by financing activities
                                                                                           304,674        229,108
                                                                                      ------------   ------------
 Net (decrease) increase in cash and cash equivalents                                           (6)             6
 Cash and cash equivalents, beginning of period                                                  6             --
                                                                                      ------------   ------------
 Cash and cash equivalents, end of period                                             $         --   $          6
                                                                                      ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of amount capitalized)
                                                                                      $     22,341   $     16,339
                                                                                      ============   ============
Taxes paid (net of refunds)                                                           $      1,444   $         --
                                                                                      ============   ============
Cash dividends paid to parent by consolidated or unconsolidated subsidiaries          $        --    $         --
                                                                                      ============   ============

                See Note to Registrant's Financial Statements.

                                                            SCHEDULE I

                                NGC CORPORATION

                   NOTE TO REGISTRANT'S FINANCIAL STATEMENTS


Note 1 -- BASIS OF PRESENTATION

   NGC Corporation ("NGC" or the "Company") is a holding company that principally conducts all of its business through its subsidiaries. The Company is the result of a strategic business combination ("Trident Combination") between Natural Gas Clearinghouse and Trident NGL Holding, Inc. ("Holding"), under which Holding was renamed NGC Corporation. Pursuant to the terms of the Trident Combination, Holding was the legally surviving corporation and Clearinghouse was considered the acquiring company for accounting purposes resulting in a new historical cost basis for Holding beginning March 1, 1995, the effective date of the Trident Combination. The accompanying condensed Registrant Financial Statements were prepared pursuant to rules promulgated by the Securities and Exchange Commission. In accordance with these rules, the accompanying statements reflect the financial position, results of operations and cash flows of NGC, the holding company of NGC Corporation, at December 31, 1996, and for the year then ended, and at December 31, 1995, and for the ten month period from the effective date of the Trident Combination through December 31, 1995. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of NGC Corporation incorporated by reference into this Form 10-K.

                             ACCORD ENERGY LIMITED


                                 ANNUAL REPORT

                              FOR THE YEAR ENDED

                               31 DECEMBER 1996



                            REGISTERED NO: 2877398

                             ACCORD ENERGY LIMITED

                                 ANNUAL REPORT

                              FOR THE YEAR ENDED

                               31 DECEMBER 1996



                                                          Pages
                                                          -----


Director's Report......................................    1-4

Statement of Directors' Responsibilities...............      5

Report of the Auditors.................................      6

Consolidated Profit and Loss Account...................      7

Balance Sheet..........................................      8

Consolidated Cash Flow Statement.......................      9

Notes to the Financial Statements......................  10-20

                             ACCORD ENERGY LIMITED
             DIRECTORS' REPORT FOR THE YEAR ENDED 31 DECEMBER 1996


The Directors present their report and audited financial statements for the year ended 31 December 1996.

PRINCIPAL ACTIVITIES AND REVIEW OF BUSINESS

The principal trading activities of the group in the year were the wholesale trading of natural gas and crude oil. There was no trading of electricity carried out in the year but the group has continued to explore opportunities in this area as it sees electricity trading as an integral part of its strategic objective to be a major player in wholesale energy trading markets.

The 1996 results represent a significant improvement on last year's performance in terms of growth of the business and financial results. Turnover from gas and oil trading increased by 43% with a corresponding improvement in overall pre-tax profits. The major contribution to these improvements came from the gas trading business which recorded substantial growth in volumes traded during a period which saw growing competition and the entry of more players to the market.

The year also saw the introduction of the Network Code and the commencement of flexibility mechanism trading in which the group was actively involved. Volumes traded by the company in this first period of operation were relatively small but provided a marginal contribution to profits.

Maintaining the level of performance achieved in the year is likely to become increasingly more difficult in view of the uncertainties in the gas trading market and the several changes taking place in the UK gas market. However, the directors are committed to maximising returns by ensuring that the company remains a major player in the energy trading markets and that is pursues and fully exploits all opportunities and products in both the UK and European markets. In this context, the company sees its trading on the IPE gas futures market as an additional tool for effective risk management and for providing added value to its gas trading activities.


FINANCIAL RESULTS AND DIVIDENDS

The financial results are set out on pages 7 to 20. An interim dividend of (Pounds) 7.2 million was approved by the Board and paid during the year. A second interim dividend of (Pounds) 14.814 million has been proposed bringing the total dividends for the year ended 31 December 1996 to (Pounds) 22.014 million. The Directors do not recommend the payment of a final dividend and retained profits in the year have been transferred to reserves.

DIRECTORS

The Directors who served during the period covered by this report are: -

NAME                      DATE APPOINTED          DATE RESIGNED
----                      --------------         ---------------

RA Gardner (Chairman)                            30 January 1997
AW Burgess
30 January 1997
MS Clare
JH Current               23 September 1996       02 March 1997
CD Friedlander                                   12 February 1996
ML Hazelwood             08 July 1996            23 September 1996
P Jungels                12 February 1996        24 September 1996
HK Kaelber                                       02 March 1997
KE Randolph                                      02 March 1997
CL Watson                                        02 March 1997

Mr R A Gardner was appointed Director and Chairman on 1 December 1995.

DIRECTORS' INTERESTS

At no time during the year did any Director still holding office on 31 December 1996 have any beneficial interest in the shares of the Company or any other company within the Group except for the interests in the shares of the ultimate parent company, British Gas plc, as stated below: -

                              BENEFICIAL HOLDINGS
                              -------------------

                                       1 JANUARY 1996      31 DECEMBER 1996
                                       --------------      ----------------

AW Burgess                                 13,052              13,523
MS Clare                                        -                 471

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

Details of options to purchase fully paid ordinary shares that were granted under the parent company's Savings Related and Executive Share Option Schemes and the awards of notional allocations of restricted shares under the parent company's Long Term Incentive Scheme for Directors and other senior executives are as follows:

                         SAVINGS RELATED OPTION SCHEME
                         -----------------------------

               At 1 January 1996    Granted    Exercised    At 31 December 1996
               -----------------    -------    --------     -------------------
AW Burgess         8,075                -          -               8,075

                            EXECUTIVE OPTION SCHEME
                            -----------------------

              At 1 January 1996    Granted    Exercised    At 31 December 1996
              -----------------    -------    ---------    -------------------
AW Burgess        108,962             -           -              108,962
MS Clare           49,063             -           -               49,063


                           LONG TERM INCENTIVE SCHEME
                           --------------------------

                                   Awards
                                     in
              At 1 January 1996     Year                   At 31 December 1996
              -----------------    ------                  -------------------
AW Burgess         10,936             -                           10,936
MS Clare                 12,833       -                           12,833

The awards represent the maximum award possible if performance criteria are met at the end of the performance and retention period of five or six years.

All options and awards were granted under the terms of the parent company's Savings Related Share Option Scheme, Executive Share Option Scheme or Long Term Incentive Scheme, details of which are given in that company's report and accounts for the year ended 31 December 1996.

DIRECTORS' INSURANCE

The Company has through its ultimate parent company, British Gas plc, maintained insurance for the Directors in respect of their duties as Directors of the Company.

DONATIONS

Provision has been made in the accounts for a net contribution of (Pounds) 126,000 for charitable purposes, which will be paid in 1997. No donations to political organisations were provided for or made during the period.

EMPLOYEES

The Company depends on the skills and commitment of its employees in order to achieve its long term objectives and is therefore committed to the development of its staff. Employees at all levels are encouraged to actively participate and make the fullest contribution to the growth and success of the Company. The company's recruitment, training and promotion policies, which are based on merit, have been developed to ensure equal opportunities for all employees regardless of gender, race or disability.

SHARE CAPITAL

The share capital is divided into 51 "A" shares and 49 "B" shares which at the end of the year were held by GB Gas Holdings Limited and NGC Great Britain Limited (formerly known as NGC UK Limited) respectively. The "A" shares held by GB Gas Holdings were previously held by British Gas plc. In October 1996 British Gas transferred legal and beneficial ownership of the "A" shares to GB Gas Holdings Limited as a part of its corporate restructuring in advance of the demerger. Following the demerger, approved in February 1997, the beneficial ownership of the total issued capital of GB Gas Holdings Limited was transferred to Centrica plc.

On 3rd March 1997 Centrica plc and NGC Corporation of Houston, Texas announced that the two companies had reached agreement on the future ownership of Accord Energy Limited. Under the terms of the agreement which is consistent with the objectives set out at the time Centrica plc was demerged from British Gas, Centrica plc will take operational control of Accord Energy Limited with NGC Great Britain Limited's 49 shares being converted to participating preference shares and 147 participating preference shares being issued to GB Gas Holdings. The agreement is conditional upon regulatory clearances. The new share capital of Accord Energy Limited will be approved at an Extraordinary General Meeting to be convened once Centrica is satisfied regarding regulatory clearances. Therefore the agreement does not yet have unconditional effect.


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


BY ORDER OF THE BOARD               Registered Office:

                                    Charter Court
                                    50 Windsor Road
                                    Slough
                                    Berkshire SL1 2HA

                                    Registered in England
                                    No 2877398
TERESA FURMSTON
COMPANY SECRETARY

DATE: 21 March 1997

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

         REPORT OF THE AUDITORS TO THE MEMBERS OF ACCORD ENERGY LIMITED


We have audited the financial statements on pages 7 to 20 which have been prepared under the historic cost principles and other accounting policies described on pages 10 and 11.

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

OPINION

In our opinion the financial statements give a true and fair view of the state of affairs of the Company and of the Group as at 31 December 1996 and of the profit and cash flows of the Group for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

Price Waterhouse
Chartered Accountants and Registered Auditors
Southwark Towers
32 London Bridge Street
London SE1 9SY

Date: 21 March 1997

ACCORD ENERGY LIMITED

CONSOLIDATED PROFIT AND LOSS ACCOUNT
FOR THE YEAR ENDED 31 DECEMBER 1996


                                                     Year           Year
                                                   to 31 Dec      to 31 Dec
                                                     1996           1995

                                          Notes  (Pounds) 000   (Pounds) 000

TURNOVER                                      2       426,057        298,619

Cost of Sales                                        (386,785)      (270,710)
                                                     --------       --------

GROSS PROFIT                                           39,272         27,909

Administration expenses                                (7,217)        (5,689)
                                                     --------       --------
OPERATING PROFIT                              3        32,055         22,220

Net interest                                  5         1,321          1,063
                                                     --------       --------

PROFIT ON ORDINARY ACTIVITIES BEFORE                   33,376         23,283
 TAXATION

Tax on profit on ordinary activities          6       (11,139)        (7,708)
                                                     --------       --------
PROFIT FOR THE FINANCIAL YEAR                          22,237         15,575

Dividends                                     7       (22,014)       (15,400)
                                                     --------       --------
RETAINED PROFIT                                           223            175
                                                     ========       ========

All gains or losses for the year have been derived from continuing operations.

STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES
FOR THE YEAR ENDED 31 DECEMBER 1996

There are no recognised gains or losses for the period other than those stated in the profit and loss account.

The accompanying notes on pages 10 to 20 form part of these accounts.

ACCORD ENERGY LIMITED
BALANCE SHEETS AS AT 31 DECEMBER 1996

                                                            GROUP                        COMPANY
                                                 ----------------------------  ----------------------------
                                                     1996           1995           1996           1995
                                          Notes  (Pounds) 000   (Pounds) 000   (Pounds) 000   (Pounds) 000

FIXED ASSETS
Tangible fixed assets                         8           203            100            203            100
Investments                                   9             -              -              -              -
                                                   ----------     ----------     ----------     ----------
                                                          203              -            203              -
                                                   ----------     ----------     ----------     ----------
CURRENT ASSETS
Stock                                        10         2,675          3,838          2,675          3,838
Debtors                                      11        53,700         38,453         53,700         38,453
(amounts falling due within one year
Cash at bank and in hand                               22,416         10,184         22,416         10,184
                                                   ----------     ----------     ----------     ----------
                                                       78,791         52,475         78,791         52,475
                                                   ----------     ----------     ----------     ----------
CREDITORS                                    12       (78,137)       (51,941)       (78,137)       (51,941)
(amounts falling due within one year)

NET CURRENT ASSETS                                        654            534            654            534
                                                   ----------     ----------     ----------     ----------
Total assets less current liabilities                     857            634            857            634
                                                   ----------     ----------     ----------     ----------

CREDITORS                                    12             -              -           (414)          (414)
(amounts falling due after more                    ----------     ----------     ----------     ----------
than one year)

NET ASSETS                                                857            634            443            220
                                                   ----------     ----------     ----------     ----------
CAPITAL AND RESERVES
Called up share capital                      13             -              -              -              -
Profit and loss account                      14           857            634            443            220
                                                   ----------     ----------     ----------     ----------
SHAREHOLDERS' FUNDS                          15           857            634            443            220
                                                   ----------     ----------     ----------     ----------

The financial statements on pages 7 to 20 were approved by the Board of Directors on 21 March 1997 and were signed on its behalf by: -

MS Clare
Director
The accompanying notes on pages 10 to 20 form part of these accounts.

                             ACCORD ENERGY LIMITED

CONSOLIDATED CASH FLOW STATEMENT
FOR THE YEAR ENDED 31 DECEMBER 1996

                                                              Year           Year
                                                            to 31 Dec      to 31 Dec
                                                              1996           1995
                                                   Notes  (Pounds) 000   (Pounds) 000

NET CASH INFLOW FROM OPERATING ACTIVITIES             16        26,931         26,304

RETURNS ON INVESTMENTS AND SERVICING OF FINANCE

Interest received                                                1,591          1,105
Interest paid                                                     (270)           (42)

TAXATION                                                        (8,695)        (2,932)

CAPITAL EXPENDITURE
Purchase of tangible fixed assets                                 (125)          (100)

ACQUISITIONS AND DISPOSALS                                           -              -

EQUITY DIVIDENDS PAID                                           (7,200)       (15,400)

MANAGEMENT OF LIQUID RESOURCES                                       -              -

FINANCING                                                            -              -
                                                             ---------      ---------
INCREASE IN CASH                                                12,232          8,935


ACCORD ENERGY LIMITED
NOTES TO THE FINANCIAL STATEMENTS

1.    PRINCIPAL ACCOUNTING POLICIES

      The financial statements have been prepared under the historical cost convention and in accordance with applicable Accounting Standards in the United Kingdom.

      BASIS OF CONSOLIDATION

      The consolidated profit and loss account, balance sheet and cash flow statement include the financial statements of the Company and its subsidiary undertakings made up to 31 December 1996.

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

      Fixtures and fittings                  :  5 years
      Computer and office equipment          :  5 years

      INVESTMENTS

      Investments are stated at cost less any permanent diminution in value.

      STOCK

      Stocks are valued at the lower of cost and net realisable value.

    FOREIGN CURRENCIES

    Assets and liabilities denominated in foreign currencies are translated into pounds sterling at closing rates of exchange. Income and expenses in foreign currencies are translated into pounds sterling at rates of exchange prevailing at the time of the transactions.

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

2.  TURNOVER

    Turnover of (Pounds)426.1 million (1995 - (Pounds) 298.6 million) comprises sales of energy products.

3.  Operating profit

    The operating profit is stated after charging: -

                                                   1996          1995
                                           (Pounds) 000  (Pounds) 000

  Auditor's fees (statutory audit)                   20            12
  Auditor's fees (other non-audit services)           -            11
                                               --------      --------
                                                     20            23
                                               --------      --------

4.  DIRECTORS AND EMPLOYEES

  (A)  DIRECTORS' REMUNERATION

       None of the Directors, including the Chairman, received any remuneration in respect of their services to the Company.

       The total emoluments of the highest paid director for the period of his directorship were (Pounds) nil (1995 - (Pounds) 482,588), which includes salary, allowances and incentive payments relating to the Company's performance.

       The emoluments of Directors, excluding pension contributions, were in the following bands:

                                                             Number
                                                           -----------
                                                           1996   1995

           (Pounds) 480,001 to (Pounds) 485,000               -      1

  (B)  EMPLOYEE INFORMATION

       The average number of personnel employed by the Group, including executive directors and secondees from the shareholder companies, during the period was 23 (1995 - 20) who were all based in the United Kingdom. Staff costs for these persons were as follows: -

                                                         1996           1995
                                                 (Pounds) 000   (Pounds) 000

     Salaries & wages                                   1,296            853
     Social Security                                       92             69
     Pensions                                              56             43
                                                     --------       --------
                                                        1,444            965
                                                     --------       --------

     In addition, provisions amounting to (Pounds) 4.7 million which includes social security costs of (Pounds) 0.5 million (1995 - (Pounds) 3.9 million which includes social security costs of (Pounds) 0.3 million) were made in the year for incentive payments relating to company performance.

5.   NET INTEREST

                                                         1996           1995
                                                 (Pounds) 000   (Pounds) 000

     Interest receivable from Group undertakings        1,561          1,081
     Interest receivable from third parties                30             24
     Interest payable to Group undertakings              (258)           (31)
     Interest payable to third parties                    (12)           (11)
                                                     --------       --------
     Net interest receivable                            1,321          1,063
                                                     --------       --------
     Interest payable is on loans and overdrafts wholly repayable within five years.

6.   TAXATION
                                                         1996           1995
                                                 (Pounds) 000   (Pounds) 000

     UK  - corporation tax @ 33%                        9,208          8,846
         - deferred corporation tax                     1,899         (1,138)
         - prior year adjustment                           32              -
                                                     --------       --------
     Taxation charge                                   11,139          7,708

     There is no unprovided deferred taxation.


7.   DIVIDENDS

                                                1996          1995
                                        (Pounds) 000  (Pounds) 000

     Interim dividend                          7,200        15,400
     Second Interim dividend (proposed)       14,814             -
                                             -------       -------
                                              22,014        15,400
                                             -------       -------


     The interim dividend of (Pounds) 7.2 million (1995 - (Pounds) 15.4 million) was paid in September 1996. No final dividend is proposed.

8.   TANGIBLE FIXED ASSETS


                                                   Group                      Company
                                             ------------------          -----------------
                                             1996          1995          1996          1995
                                     (Pounds) 000  (Pounds) 000  (Pounds) 000  (Pounds) 000
COST
Balance at 1 January 1996                     100             -           100             -
Additions                                     125           100           125           100
Disposals                                       -             -             -             -
                                     ------------  ------------   -----------   -----------
Balance at 31 December 1996                   225           100           225           100
                                     ------------  ------------   -----------   -----------
DEPRECIATION
Balance at 1 January 1996                       -             -             -             -
Provision in year                              22             -            22             -
Disposals                                       -             -             -             -
                                     ------------  ------------   -----------   -----------
Balance at 31 December 1996                    22             -            22             -
                                     ------------  ------------   -----------   -----------
NET BOOK VALUE

As at 31 December 1996                        203           100           203           100

The additions to tangible fixed assets in the year are computer and office equipment type assets.

9.   FIXED ASSET INVESTMENTS

     Fixed asset investments represent shares in wholly owned subsidiaries and are shown below at cost.

                                                      Company
                                                    ------------
                                                 1996          1995
                                               (Pounds)      (Pounds)


     Balance at 1 January 1996                    5              5
     Additions                                    -              -

     Balance at 31 December 1996                  5              5

                                               --------       --------

     SUBSIDIARY UNDERTAKINGS

                                     Country of
                                    registration of     Class of     Company
                                    incorporation    shares held     holding

                                                                       (%)
     Accord Electric Limited          England         Ordinary         100
     Accord Gas Limited               England         Ordinary         100
     Accord Oil Limited               England         Ordinary         100
     Accord Power Limited             England         Ordinary         100

     As at 31 December 1996 these subsidiaries were dormant.

10.  STOCK

                                       Group                  Company
                                 ------------------      ------------------
                                 1996         1995          1996          1995
                         (Pounds) 000 (Pounds) 000  (Pounds) 000  (Pounds) 000

     Gas in storage             2,675        3,838         2,675         3,838

                          -----------  -----------  ------------  -----------

11.  DEBTORS

                                                         Group                     Company
                                                   -----------------           -----------------
                                                   1996          1995          1996          1995
                                           (Pounds) 000  (Pounds) 000  (Pounds) 000  (Pounds) 000
     Trade debtors                                   88            56            88            56
     Accrued income                              40,529        36,240        40,529        36,240
     Amounts owed by group undertakings          13,057           246        13,057           246
     Other debtors                                   26            12            26            12
     Deferred corporation tax                         -         1,899             -         1,899
                                            ------------  ------------  ------------  ------------
                                                 53,700        53,700        38,453        38,453
                                           ------------  ------------  ------------  ------------

12.  CREDITORS

                                                         Group                     Company
                                                   ------------------          ------------------
                                                   1996          1995          1996          1995
                                            (Pounds)000   (Pounds)000   (Pounds)000   (Pounds)000
     AMOUNTS FALLING DUE WITHIN ONE YEAR:-
     -Trade creditors                                -           247             -           247
     -Amounts owed to group undertakings        33,401        16,843        33,401        16,843
     -Taxation and social security               9,467         6,904         9,467         6,904
     -Other creditors                           13,007         1,826        13,007         1,826
     -Accruals and deferred income              22,262        26,121        22,262        26,121
                                           -----------  ------------  ------------  ------------
                                                78,137        51,941        78,137        51,941

     AMOUNTS FALLING DUE AFTER MORE
       THAN ONE YEAR:-
     -Amounts owed to subsidiary
       undertakings                                  -             -           414           414
                                          ------------  ------------  ------------  ------------
                                                     -             -           414           414
                                          ------------  ------------  ------------  ------------

     As part of its normal trading operations the company has entered into forward purchase and sales contracts totalling (Pounds) 999 million at 31 December 1996 (1995 - (Pounds) 634 million). It is exposed to market risk of price movements in relation to any unmatched element of the above commitments and included in the accruals amounts shown above is an accrual of (Pounds) nil (1995 - (Pounds) 5.6 million) against potential losses arising out of these contracts.


13.  CALLED UP SHARE CAPITAL

     AUTHORISED                                            1996         1995
                                                    (Pounds)000  (Pounds)000

     51 ordinary "A" shares of (Pounds)1 each                51           51
     49 ordinary "B" shares of (Pounds)1 each                49           49
                                                    -----------  -----------
                                                            100          100
                                                    -----------  -----------
     ALLOTTED AND FULLY PAID

     51 ordinary "A" shares of (Pounds)1 each                51           51
     49 ordinary "B" shares of (Pounds)1 each                49           49
                                                    -----------  -----------
                                                            100          100
                                                    -----------  -----------

     With the exception of voting rights which on aggregate are shared equally by the two categories of shares, the amounts payable on a winding up and the rights to dividends are on the basis of the percentage interests in each category of shares.

14.  RESERVES

                                                      Group        Company
                                                  (Pounds) 000  (Pounds) 000

     PROFIT AND LOSS ACCOUNT:
     Balance at 1 January 1996                         634           220
     Transfer from profit and loss account
      during the period                                223           223
                                                  --------      --------
     Balance at 31 December 1996                       857           443
                                                  --------      --------

     The Company's profit for the year after taxation was (Pounds) 22.237 million (1995 - (Pounds) 15.575 million).

     As permitted by Section 230(3) of the Companies Act 1985, no profit and loss account is presented for the Company.


15.  RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                                          Group                        Company
                                               ----------------------------  ----------------------------
                                                   1996           1995           1996           1995
                                               (Pounds) 000   (Pounds) 000   (Pounds) 000   (Pounds) 000
     Profit for the period                           22,237         15,575         22,237         15,575
     Dividends                                      (22,014)       (15,400)       (22,014)       (15,400)
                                               ------------   -----------    ------------    -----------
     Net addition to shareholders' funds                223            175            223            175
     Shareholders' funds at 1 January 1996              634            459            220             45
                                               ------------   -----------    ------------    -----------
     Shareholders' funds at 31 December 1996            857            634            443            220
                                               ------------   -----------    ------------    -----------

16.  CASH FLOW STATEMENT

     (a) RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW

                                                        1996           1995
                                                (Pounds) 000   (Pounds) 000

     Operating profit                                 32,055         22,220
     Depreciation                                         22              -
     (Increase)/decrease in stock                      1,163         (2,951)
     (Increase)/decrease in debtors                  (17,129)       (12,254)
     Increase/(decrease) in creditors                 10,820         19,289
                                                 -----------    -----------
                                                      26,931         26,304
                                                 -----------    -----------

     (b) ANALYSIS OF CHANGES IN FINANCING DURING THE PERIOD

                                                        1996           1995
                                                      (Pounds)       (Pounds)

     Balance at 1 January 1996                           100            100
                                                 -----------    -----------
     Balance at 31 December 1996                         100            100
                                                 -----------    -----------

     (c)  ANALYSIS OF CASH

                                                   1996          1995
                                                (Pounds)000     (Pounds)000

     Balance at 1 January 1996                      10,184         1,249
     Net increase in cash flow                      12,232         8,935
                                                 ---------     ---------
                                                    22,416        10,184
                                                 ---------     ---------
     Cash at bank and in hand                       22,416        10,184
                                                 =========     =========

17.  RELATED PARTY TRANSACTIONS

     As part of its normal trading activities during the year, the group conducted business with the two shareholder companies and companies within their group of companies. All transactions were of a trading nature under arms length commercial arrangements and mainly relate to the purchase/sale of energy products.

     The net monetary value of related transactions during the year ended 31 December 1996 and the amount of the net outstanding balances at 31 December 1995 and 1996 are as follows:


                                                       CHARGED TO         AMOUNTS OWED BY ACCORD ENERGY LTD.
                                                      ACCORD ENERGY       ----------------------------------
                                                         LTD. IN                 AT                AT
                                                          YEAR               31 DEC `96        31 DEC `95
                                                     (POUNDS) 000          (POUNDS) 000      (POUNDS) 000
     British Gas Group                                 192,054                12,789            16,589
     Natural Gas Clearinghouse                             465                   465               187

18.  PENSIONS

     The company's own defined contribution pension scheme commenced on 1 December 1995. Under the scheme, defined contributions are made by the employer to an independently administered fund and in the case of certain employees, who are not members of the company scheme, to their personal pension arrangements. The assets of the scheme are held separately from those of the company and managed by an external pension fund management organisation appointed by the Trustees. The pensions cost charge for the year includes contributions payable by the company under this scheme amounting to (Pounds) 55,400 (1995 - (Pounds) 31,000), of which (Pounds) 6,600 was payable at year end and is included in creditors.


     Prior to the commencement of the above scheme, the company made contributions for those employees seconded from the parent company, British Gas plc., in accordance with the pension scheme operated by that company. The details of the scheme are given in that company's report and accounts for the year ended 31 December 1996. The total contributions made by the company for the year under these arrangements amounted to (Pounds) nil (1995 - (Pounds) 12,000).

19.  ULTIMATE PARENT COMPANY

     The Directors regard British Gas plc, a company registered in England, as the ultimate parent company as at 31 December 1996 and British Gas plc is in the only company to consolidate the accounts of this Company. Copies of the parent company's consolidated financial statements may be obtained from 100 Thames Valley Park Drive, Reading, Berkshire RG6 1PT.

     Under the agreement reached between Centrica plc and NGC Corporation of Houston, Texas in March 1997, Centrica plc, which was demerged from British Gas plc, will take operational control of Accord Energy Limited subject to regulatory clearances. As from this date the Directors will regard Centrica plc, a company registered in England, as the ultimate parent company and the only company to consolidate the accounts of the Company.