Form 10-Q
period 1997-03-31
NGC CORP
filed 1997-05-15
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    -------------   ------------

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 150,415,605 shares outstanding as of May 12, 1997.

                                NGC CORPORATION
                               TABLE OF CONTENTS



                                                            PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
     March 31, 1997 and December 31, 1996...................   3
  Condensed Consolidated Statements of Operations:
     For the three months ended March 31, 1997 and 1996.....   4
  Condensed Consolidated Statements of Cash Flows:
     For the three months ended March 31, 1997 and 1996.....   5
  Notes to Condensed Consolidated Financial Statements......   6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............  10


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................  18

  Item 2.  Not Applicable...................................  --

  Item 3.  Not Applicable...................................  --

  Item 4.  Not Applicable...................................  --

  Item 5.  Not Applicable...................................  --

  Item 6.  Exhibits and Reports on Form 8-K.................  18

NGC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)


                                           MARCH 31,    DECEMBER 31,
                                              1997          1996
                                          ------------  -------------
                                          (unaudited)
                               ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  $  118,478     $   50,209
Accounts receivable, net                      937,791      1,373,560
Accounts receivable, affiliates                77,364        144,825
Inventories                                   163,314        257,005
Assets from risk management activities         68,488         98,433
Prepayments and other assets                   63,557         12,689
                                           ----------     ----------
                                            1,428,992      1,936,721
                                           ----------     ----------

Property, Plant and Equipment               1,748,432      1,819,811
Less: accumulated depreciation               (145,022)      (128,432)
                                           ----------     ----------
                                            1,603,410      1,691,379
                                           ----------     ----------
Other Assets:
Investments in unconsolidated affiliates      208,507        181,688
Assets from risk management activities        176,399        171,528
Other assets                                  205,476        205,494
                                           ----------     ----------

                                           $3,622,784     $4,186,810
                                           ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                           $  989,684     $1,305,726
Accounts payable, affiliates                   48,033         39,070
Accrued liabilities                            97,084        117,777
Liabilities from risk management
 activities                                    60,045         86,414
                                           ----------     ----------
                                            1,194,846      1,548,987

LONG-TERM DEBT                                767,919        988,597

OTHER LIABILITIES:
Liabilities from risk management
 activities                                   140,913        127,725

Deferred income taxes                         323,884        328,280
Other long-term liabilities                    69,114         76,488
                                           ----------     ----------
                                            2,496,676      3,070,077
                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value,
 50,000,000 shares authorized:
 8,000,000 shares designated as Series
 A Participating Preferred Stock,
 7,815,363 shares issued and
 outstanding at March 31, 1997 and
 December 31, 1996                             75,418         75,418

Common stock, $0.01 par value,
 300,000,000 shares authorized;
 150,367,802 shares issued and
 outstanding at March 31, 1997 and
 149,846,503 shares issued and
 outstanding at December 31, 1996               1,503          1,498

Additional paid-in capital                    903,164        896,432
Retained earnings                             146,023        143,385
                                           ----------     ----------
                                            1,126,108      1,116,733
                                           ----------     ----------

                                           $3,622,784     $4,186,810
                                           ==========     ==========

           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                      1997         1996
                                                  -----------  -----------

Revenues                                          $3,272,080    $1,647,123
Cost of sales                                      3,204,733     1,557,041
                                                  ----------    ----------

 Operating margin                                     67,347        90,082

Depreciation and amortization                         23,348        14,170
General and administrative expenses                   28,199        22,276
                                                  ----------    ----------

 Operating income                                     15,800        53,636

Equity in earnings of unconsolidated
 affiliates                                           13,386         4,510
Other income                                           5,586         1,621
Interest expense                                     (14,624)      (10,653)
Other expenses                                       (15,719)       (2,493)
                                                  ----------    ----------

Income before income taxes                             4,429        46,621
Income tax provision (benefit)                          (185)       16,293
                                                  ----------    ----------

NET INCOME                                        $    4,614    $   30,328
                                                  ==========    ==========


NET INCOME PER SHARE:

Net income                                        $    4,614    $   30,328
Less: preferred stock dividends                           33           ---
                                                  ----------    ----------
Net income applicable to common
 stockholders                                     $    4,581    $   30,328
                                                  ==========    ==========

Net income per common and common
 equivalent share                                      $0.03         $0.26
                                                  ==========    ==========

Weighted average number of common and
 common equivalent shares outstanding                167,813       118,923
                                                  ==========    ==========



           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ---------------------
                                                       1997       1996
                                                   ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $   4,614   $  30,328
Items not affecting cash flows from
 operating activities:
 Depreciation and amortization                        23,728      14,170
 Equity in earnings of affiliates, net
  of cash distributions                              (12,130)     (4,510)
 Risk management activities                           11,893      (6,581)
 Deferred income taxes                                (5,474)     16,406
 Amortization of bond premium                         (1,653)     (1,017)
 Other                                                 4,790         ---
Changes in assets and liabilities
 resulting from operating activities:
 Accounts receivable                                 503,165     (33,192)
 Inventories                                          92,951      16,921
 Prepayments and other assets                        (48,815)     11,905
 Accounts payable                                   (315,008)     29,378
 Accrued liabilities                                 (20,191)     (4,109)
Other, net                                            (2,209)        368
                                                   ---------   ---------

Net cash provided by operating
 activities                                          235,661      70,067
                                                   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                 (40,053)    (13,788)
Investment in unconsolidated
 affiliates, net                                     (19,857)      4,040
Proceeds from asset sales                            113,000         ---
Other, net                                            (1,562)        ---
                                                   ---------   ---------

Net cash provided by (used in)
 investing activities                                 51,528      (9,748)
                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                   364,000     369,000
Repayments of long-term borrowings                  (583,000)   (387,000)
Proceeds from sale of capital stock,
 options and warrants                                  2,056          29
Dividends and other distributions                     (1,976)       (869)
                                                   ---------   ---------

Net cash used in financing activities               (218,920)    (18,840)
                                                   ---------   ---------

Net change in cash and cash equivalents               68,269      41,479
Cash and cash equivalents, beginning of
 period                                               50,209      16,266
                                                   ---------   ---------

Cash and cash equivalents, end of period           $ 118,478   $  57,745
                                                   =========   =========


           See notes to condensed consolidated financial statements.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1996 Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC.

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


NOTE 2 -- ACQUISITION OF GAS MARKETING AND MIDSTREAM ASSETS

On August 31, 1996, NGC completed a strategic combination (the "Chevron Combination") with Chevron U.S.A. Inc. and certain Chevron affiliates ("Chevron") pursuant to which Chevron contributed substantially all of its midstream assets (the "Contribution"), including substantially all of the assets comprising Warren Petroleum Company and Chevron's Natural Gas Business Unit and an undivided interest in those assets that constitute the West Texas LPG Pipeline, into Midstream Combination Corp. ("Midstream"), a Delaware corporation formed for purposes of the transaction. NGC was merged with and into Midstream immediately following the Contribution and Midstream was renamed NGC Corporation. In exchange for the Contribution, Chevron received approximately
38.6 million shares of NGC common stock and approximately 7.8 million shares of NGC Series A Participating Preferred Stock and NGC assumed approximately $283 million of indebtedness. Immediately following closing of the Chevron Combination, NGC paid approximately $128 million to Chevron and funded such payment under its Credit Agreement. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting. The purchase price of approximately $740 million, inclusive of assumed indebtedness and transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of an effective date of September 1, 1996.

In connection with the Chevron Combination, NGC agreed with the Federal Trade Commission to divest its ownership in one of three natural gas liquids fractionation facilities and to relinquish operatorship at a second fractionation facility. EFFECTIVE DECEMBER 1, 1996, THE COMPANY RELINQUISHED ITS ROLE AS OPERATOR OF THE GULF COAST FRACTIONATOR ("GCF") FACILITY AND ON JANUARY 1, 1997, THE COMPANY DIVESTED ITSELF OF THE MONT BELVIEU I FRACTIONATOR.


NOTE 3 -- EARNINGS PER SHARE

Net income per share is based on the weighted average number of common stock shares outstanding plus the common stock equivalents that would arise from conversion of the Series A Participating Preferred Shares outstanding and the exercise of outstanding options or warrants, when dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

On March 3, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". The new statement is effective for interim and annual periods ending after December 15, 1997 and early adoption is not permitted. On a pro forma basis, using the computational guidelines provided in the statement, basic earnings per share for the interim

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

periods ended March 31, 1997 and 1996, would have been $0.03 and $0.27, respectively, and diluted earnings per share would have been $0.03 and $0.26, respectively.


NOTE 4 -- INVENTORY

At March 31, 1997, the Company recognized a lower-of-cost-or-market writedown of its NGL and crude oil inventories totaling $15.0 million on a pretax basis. In addition, the Company recognized a pretax $8.3 million charge resulting from a hedge-related loss. The aggregate charge of $23.3 million is classified in cost of goods sold in the accompanying condensed consolidated statement of operations.


NOTE 5 -- UNCONSOLIDATED AFFILIATES

At March 31, 1997, NGC's investment in unconsolidated affiliates accounted for by the equity method included: a 49.9 percent aggregate partnership interest in Novagas Clearinghouse Ltd. ("NCL"), a Canadian limited partnership; a 25 percent participating preferred stock interest in Accord Energy Limited ("Accord"), a United Kingdom limited company; an approximate 37 percent interest in Venice Gas Processing Company ("Venice"); a 38.75 percent partnership interest in GCF; an approximate 28 percent interest in Avoca Natural Gas Storage ("Avoca"); a 25 percent interest in Midstream Barge Company, L.L.C. ("BargeCo"); and a 49 percent partnership interest in West Texas LPG Pipeline, Limited Partnership ("West Texas Partnership"). NGC's investments in BargeCo and the West Texas Pipeline are a result of the Chevron Combination and NGC acquired its interest in Venice effective November 1, 1996. At March 31, 1997, the Company had two cost-basis investments: Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                               THREE MONTHS ENDED MARCH 31, 1997
                            -----------------------------------------
                                    1997                  1996
                            --------------------   ------------------
                                         EQUITY              EQUITY
                             TOTAL        SHARE     TOTAL     SHARE
                            --------    --------   --------  --------
                                       ($US IN THOUSANDS)

Revenues (1)                $591,096    $289,972   $376,113  $187,037
                            ========    ========   ========  ========

Operating margin (1)        $ 22,028    $  9,301   $ 11,564  $  5,171
                            ========    ========   ========  ========

Net income (1)              $  9,099    $  4,386   $  3,856  $  1,405
                            ========    ========   ========  ========
-----------------------
(1) The quarterly financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable for the current period. NGC's share of Accord earnings for the first quarter of 1997 totaled $9 million. Total amounts for the quarter ended March 31, 1996, attributable to Accord's revenues, operating margin and net income approximated $174 million, $13 million and $6 million, respectively. NGC's interest in Accord during the first quarter of 1996 was 49 percent.

In early 1997, British Gas completed a restructuring whereby Centrica plc ("Centrica") was demerged from British Gas and British Gas was renamed BG plc ("BG"). Centrica became the Company's joint venture partner in Accord while BG now holds the approximate 26 percent stake in NGC's common stock formerly held by British Gas. On May 2, 1997, Centrica and the Company completed a restructuring of Accord by converting certain common stock interests in Accord to participating preferred stock interests as of an effective date of January 1, 1997. Centrica and the Company own 75 percent and 25 percent, respectively, of the outstanding participating preferred stock shares of Accord. The participating preferred stock has (a) the right to receive cumulative dividends on a priority basis to other corporate distributions by Accord, and (b) limited voting rights. In addition, Centrica has an option to purchase the Company's participating preferred stock

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


interest at any time after July 1, 2000, at a formula based price as defined in the agreement. As part of the reorganization, Centrica will operate Accord while NGC obtained the right to market natural gas, gas liquids and crude oil in the United Kingdom, which will occur through its wholly owned subsidiary NGC UK Limited ("NGC UK"). In addition, as part of the reorganization, NGC UK will acquire Accord's existing crude oil marketing business, with such transaction expected to close by mid-year. No gain or loss was recognized as a result of this reorganization and NGC's investment in Accord continues to be accounted for under the equity method.

In October 1996, the Company and NOVA Corporation ("NOVA") jointly announced their intent to restructure the companies' Canadian natural gas operations. Under the agreement, NGC will assume full control of NCL's gas marketing business. NGC and NOVA will pursue separate midstream asset businesses in Canada, with NOVA assuming full ownership of NCL's existing gathering and processing business. The restructuring will include amendments to or termination of various agreements between NCL and the Company or NOVA, including their respective affiliates. NOVA will also own 100 percent of Pan-Alberta Gas Ltd. ("Pan-Alberta"), a current subsidiary of NCL. NGC will operate its Canadian businesses under the name NGC Canada, Inc. The transaction is expected to close during the second quarter of 1997 and NGC currently expects to recognize a gain associated with this restructuring.

On August 14, 1996, Avoca announced that construction on its gas storage facility had been temporarily suspended pending resolution of certain technical issues associated with the project's brine disposal capability. Since that time, the project's partners have been studying alternative technical solutions to the brine disposal issue. In April 1997, evidence gathered by the Company indicated that the economic returns from the project were likely unacceptable to the Company based on the still-to-be-determined technical feasibility. As a result, NGC established a $15 million pre-tax reserve during the first quarter of 1997 representing the Company's estimated 28 percent share of potential Avoca partner obligations, inclusive of the Company's net investment in the partnership. While no assurances can be given with respect to the adequacy of such reserve, management believes that additional obligations of the Company, if any, will not have a materially adverse effect on the Company's financial position or results of operations. Such reserve has been reflected in other expenses in the accompanying condensed consolidated statement of operations.


NOTE 6 -- COMMITMENTS AND CONTINGENCIES

On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Natural Gas Clearinghouse ("Clearinghouse"), a wholly owned subsidiary of the Company, pursuant to the arbitration provisions of such Contract. On February 26, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleged that Clearinghouse was intentionally delaying the progress of the arbitration, and it requested relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the lawsuit. On September 18, 1996, the arbitration panel granted a revised discovery schedule which moved the hearing previously scheduled for December 1996 to April 7, 1997. On February 8, 1997, the arbitration was further postponed until September 15, 1997. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million and punitive damages. Clearinghouse intends to vigorously defend the Apache suit and arbitration. Based on review of the facts and through consultation with outside counsel, NGC management believes the ultimate resolution of the Apache suit will not have a material adverse effect on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

On October 11, 1996, Pan-Alberta, a company indirectly owned by NGC through its
49.9 percent interest in NCL, was named in a lawsuit filed in Alberta, Canada, by a group of Canadian producers. The suit alleges that, since 1992, Pan-Alberta has breached contractual, regulatory and fiduciary obligations that resulted in the plaintiffs' being deprived of the best available prices for their natural gas production. The suit asks for damages in an amount to be determined at trial, punitive or exemplary damages of $5 million (in Canadian dollars) and other costs. The plaintiffs' contend in the suit that actual damages may exceed $50 million (in Canadian dollars). Discovery in the lawsuit is expected to begin in October, 1997 and, upon preliminary review, management believes the plaintiffs' claims are without merit. The Company expects Pan-Alberta to vigorously defend its position in the case and NGC's management does not expect the lawsuit to ultimately have a material adverse effect on NGC's results of operations or financial position.

The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination and in connection with the acquisition of certain gas processing and gathering facilities from Mesa
Operating Limited Partnership.   NGC believes, based on its review of these
matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect the financial position or results of operations of the Company.


NOTE 7 -- CAPITAL STOCK

As of March 31, 1997, approximately 3.4 million options granted in May 1992 become exercisable in May 1997 at an exercise price of $2.03. Further, grants made during 1993 and 1994 will become exercisable during 1998 and 1999, respectively, resulting in the potential exercise of an aggregate 8.5 million options during that two-year period at exercise prices ranging from $2.03 to $5.66. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2002 at prices ranging from $2.03 to $18.75. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is considering a variety of alternatives to help assure an orderly distribution of shares which may become available to the market.

On May 14, 1997, the Company announced that its Board of Directors had approved a stock repurchase program that will allow the Company to repurchase up to 1.6 million shares of common stock from time to time in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NGC Corporation included elsewhere herein and with the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996.

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

From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances with certain of its shareholders. In 1994, Clearinghouse initiated gas gathering, processing and marketing operations in Canada through Novagas Clearinghouse Ltd. ("NCL") and energy marketing operations in the United Kingdom through Accord Energy Limited ("Accord"). Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc., a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation. On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates (collectively "Chevron") whereby substantially all of Chevron's midstream assets were merged with NGC ("Chevron Combination"). By virtue of the growth of NGC's core businesses combined with the synergies derived from the aforementioned transactions, NGC has established itself as an industry leader providing quality, competitively priced energy products and services to customers throughout North America and in the United Kingdom.

NGC is a holding company that conducts principally all of its business through its subsidiaries. The Company has two primary business segments: the natural gas and power marketing segment ("Marketing") and the natural gas liquids, crude oil and gas transmission segment ("Liquids").

Recent Developments

On February 18, 1997, NGC announced that it had signed a merger agreement to acquire Destec Energy, Inc. ("Destec"), a leading independent power producer, in a deal valued at $1.27 billion, or $21.65 per share of Destec common stock. Simultaneous with this merger, NGC will sell Destec's international facilities and operations to The AES Corporation for $407 million, inclusive of cash and monetizable assets. Closing of this transaction is expected to occur by mid-year. NGC intends to finance the transaction with interim financing provided by commercial banks from its existing bank-credit group and existing cash. The balance of the interim financing is expected to be retired from a combination of cash flow from operations, sales of non-strategic domestic Destec assets within six to 12 months of closing of the acquisition, long-term debt and a common and/or preferred stock issuance. Destec currently operates 20 power generation facilities in key energy markets across the United States as well as five international projects.

On May 1, 1997, NGC Canada, a wholly owned subsidiary of NGC, and Consumerfirst, a subsidiary of IPL Energy, signed an agreement-in-principle to market energy products and services to Canadian industrial, commercial and residential customers through a retail alliance. Initially, the venture will supply natural gas to its customers with the expectation of expanding to other commodities and services currently marketed by NGC.

On May 2, 1997, Centrica and the Company completed a restructuring of Accord by converting certain common stock interests in Accord to participating preferred stock interests as of an effective date of January 1, 1997. Centrica and the Company own 75 percent and 25 percent, respectively, of the outstanding participating preferred stock shares of Accord.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996

The participating preferred stock has (a) the right to receive cumulative dividends on a priority basis to other corporate distributions by Accord, and
(b) limited voting rights. In addition, Centrica has an option to purchase the Company's participating preferred stock interest at any time after July 1, 2000, at a formula based price as defined in the agreement. As part of the reorganization, Centrica will operate Accord while NGC obtained the right to market natural gas, gas liquids and crude oil in the United Kingdom, which will occur through its wholly owned subsidiary NGC UK Limited ("NGC UK"). In addition, as part of the reorganization, NGC UK will acquire Accord's existing crude oil marketing business, with such transaction expected to close by mid-year.

In October 1996, the Company and NOVA jointly announced their intent to
restructure the companies' Canadian natural gas operations.   Under the
agreement, NGC will assume full control of NCL's gas marketing business. NGC and NOVA will pursue separate midstream asset businesses in Canada, with NOVA assuming full ownership of NCL's existing gathering and processing business.
The restructuring will include amendments to or termination of various agreements between NCL and the Company or NOVA, including their respective affiliates. NOVA will also own 100 percent of Pan-Alberta, which is currently a subsidiary of NCL. NGC will operate its Canadian businesses under the name NGC Canada, Inc. The transaction is expected to close during the second quarter of 1997 and NGC currently expects to recognize a gain associated with this restructuring.

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

Impact of Price Fluctuations

Marketing's operating margin, exclusive of risk management activities, is relatively insensitive to commodity price fluctuations since most of this segment's purchase and sales contracts do not contain fixed-price provisions. Generally, the prices contained in these contracts are tied to a current or index price and, therefore, adjust directionally with changes in overall market conditions. Commodity price fluctuations can, however, have a significant impact on the operating margin derived from the segment's risk management activities. NGC generally attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes, and the timing of performance and delivery obligations. However, to the extent a net open position exists, NGC is exposed to the risk that fluctuating market prices may adversely impact its financial position or results of operations. The net open position is actively managed, and the impact of a change in price on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

Operating margins associated with the Liquids segment's natural gas gathering, processing and fractionation activities are sensitive to changes in NGL prices principally as a result of contractual terms under which products are sold by these businesses. However, the Liquids segment's operating margin is relatively insensitive to fluctuations in natural gas prices

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996

as a result of the mitigating impact of fuel costs and residue gas sales. Commodity price fluctuations can have a significant impact on the operating margins derived from the Liquids segment's NGL and crude oil marketing businesses. In order to manage its exposure to price risks in the marketing of NGL and crude oil, the Company, from time to time, will enter into financial instrument contracts to hedge purchase and sale commitments and/or inventories.

Seasonality

NGC's revenue and operating margin are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, NGLs and crude oil. Marketing's sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Liquids is also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. NGL prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business typically experiences higher volumes and prices in the fall and winter months due to greater demand for crop-drying and space-heating requirements.


RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments and subsegments for the three-month periods ended March 31, 1997 and 1996, respectively.

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                             1997(1)    1996
                                                            --------   -------
                                                              ($ in millions)
Natural Gas and Power Marketing Segment:
 Operating Margin                                            $ 19.5   $ 46.1
Natural Gas Liquids, Crude Oil and Gas Transmission Segment:
 Operating Margin -
  Natural Gas Processing - Field Plants                        19.3     17.5
  Natural Gas Processing - Straddle Plants                      3.6      8.6
  Fractionation (4)                                             6.1      2.1
  Natural Gas Liquids Marketing                               (16.3)     7.8
  Crude Oil Marketing                                          (1.0)     2.5
  Natural Gas Gathering and Transmission                        4.2      5.2
  Other                                                         1.9      0.3
                                                             ------   ------
                                                             $ 67.3   $ 90.1
                                                             ======   ======

Natural Gas Marketing - North American average sales
 volume per day (Bcf/d) (2)(3)                                  9.5      6.8
Electric Power Marketing - Million megawatt hours sold         17.4      2.4
Natural Gas Liquids Processed -
 Field Plants (MBbls/d - Gross)                                80.3     42.3
 Straddle Plants (MBbls/d - Gross)                             48.3     20.5
Fractionation - Barrels received for fractionation
 (MBbls/d) (4)                                                149.6    104.8
NGL Marketing - sales volumes (MBbls/d)                       424.2    157.8
Crude Oil Marketing - sales volumes (MBbls/d)                 151.9    102.2
-----------------
(1) The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective September 1, 1996.
(2) Includes 0.2 and 0.1 Bcf/d in inter-company gas sales for the three-month periods ended March 31, 1997 and 1996, respectively. Amounts include volumes sold by NCL. Volumes sold by Accord during the 1997 quarter were unavailable and are excluded for both years in the table.
(3) Includes 0.2 and 0.3 Bcf/d of inter-affiliate gas sales for the three-month periods ended March 31, 1997 and 1996, respectively.
(4) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996


THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

For the quarter ended March 31, 1997, NGC realized net income of $4.6 million, or $0.03 per share, on revenues of $3.3 billion. This compares with net income of $30.3 million, or $0.26 per share, on total revenue of $1.6 billion reported in the first quarter of 1996. Current period results include aggregate after-tax charges of $24.2 million, or $0.14 per share, attributed to lower-of-cost-or-market writedowns of the Company's NGL liquids and crude oil inventories, a hedging-related loss and recognition of a reserve related to the Company's investment in Avoca Natural Gas Storage ("Avoca"). These charges were partially offset by an after-tax gain of $2.2 million, or $0.01 per share, resulting from the sale of the Mont Belvieu I fractionation facility mandated by the Federal Trade Commission as part of the Chevron Combination. Normalized earnings for the 1997 quarter, which exclude the aforementioned charges and gain, totaled $26.6 million, or $0.16 per share. Cash flow provided by operating activities increased $165.6 million to $235.7 million in the first quarter of 1997 from the $70.1 million reported for the same 1996 period.

Consolidated operating margin for the first quarter of 1997 totaled $67.3 million as compared to $90.1 million for the corresponding 1996 period reflecting lower than expected operating margins in both business segments. Marketing contributed $19.5 million to the 1997 consolidated operating margin, compared with $46.1 million reported a year ago; whereas, Liquids contributed an aggregate $47.8 million to the consolidated operating margin or $3.8 million more than the $44.0 million reported in 1996. Operating income totaled $15.8 million in the first quarter of 1997 compared with $53.6 million in the comparable 1996 period, a decrease of $37.8 million, reflecting the aforementioned decrease in consolidated operating margin accompanied by increases in both depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense results principally from the depreciable assets acquired in the Chevron Combination, which was effective September 1, 1996, as well as the continued expansion of the Company's depreciable asset base resulting from other acquisitions and capital projects completed during the four quarters in the period ended March 31, 1997. The increased level of general and administrative expenses resulted principally from the incremental effect of increased overhead required to support the previously mentioned growth.

NGC's quarterly results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $13.4 million to first quarter 1997 pre-tax income compared to $4.5 million during the comparable 1996 period. The increase in equity earnings of $8.9 million period to period includes an aggregate $4.2 million attributed to the Company's investments in the West Texas LPG Pipeline Partnership, acquired in the Chevron Combination, and the Venice Gas Processing Company, a limited partnership formed by NGC and Chevron effective November 1, 1996. In addition, NGC's investment in its foreign joint venture affiliates, NCL and Accord, combined to contribute $8.1 million to equity earnings during the 1997 quarter as compared to $3.5 million during the 1996 period. The increase in equity earnings accruing to NGC from its foreign joint venture affiliates was primarily attributed to Accord which benefited from a reversal of certain accounting reserves. NGC's other equity investments contributed approximately $1 million to equity earnings in both periods.

Interest expense totaled $14.6 million for the quarter ended March 31, 1997, compared with $10.7 million for the equivalent 1996 period. The increase of $3.9 million is principally attributed to higher average outstanding principal amounts in 1997 resulting primarily from debt assumed in and resulting from the Chevron Combination and the impact on interest expense of variable rates on certain indebtedness of the Company.

Other income and expenses, net totaled $10.1 million in the quarter ended March 31, 1997, and includes the pre-tax amounts attributable to the aforementioned gain on sale of the Mont Belvieu I fractionation facility and the charge attributable to the investment in Avoca. The remaining amounts of other income and expenses, net in both periods are not material.

The Company reported an income tax benefit of $0.2 million for the three-month period ended March 31, 1997, representing an effective benefit rate of 4 percent, compared to an income tax provision of $16.3 million and an effective rate of 35 percent

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996


for the equivalent 1996 period. The difference between the aforementioned effective rate and the statutory rate of 35 percent for the three-month period ended March 31, 1997, results from permanent differences attributable to amortization of certain intangibles, permanent differences arising from the effect of certain foreign equity investments and state income taxes.


NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin for the three-month period ended March 31, 1997, totaled $19.5 million compared with $46.1 million in the same 1996 period. The decrease in the segment's operating margin reflects the lack of demand for delivered gas volumes created by the milder weather during the 1996 - 1997 winter as compared to demand during the winter of 1995 - 1996, resulting in lower unit margins period to period. During the 1996 period, extended periods of very cold weather throughout the country positively impacted operating margins. Conversely, the lack of sustained demand for delivery of gas volumes during the 1997 winter heating season negatively impacted the segment's financial results. Domestic gas volumes sold increased significantly period to period principally as a result of the Chevron Combination. ECI continued to improve its sales volumes dramatically, increasing total megawatt hours sold by 15 million period to period. ECI also improved its per unit margins period to period principally as a result of an improved operating environment resulting from the continued deregulation of the electric power industry.


NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids reported a first quarter 1997 operating margin of $47.8 million, representing an increase of $3.8 million over the same 1996 period. Included in the 1997 quarter are the charges related to the aforementioned inventory writedowns and the hedge-related loss totaling $23.3 million, on a pre-tax basis. Normalized operating margins in the gas processing business, which excludes the impact of the hedge-related loss, improved $35.1 million period to period principally as a result of increased volumes and improved margins reflecting the impact of the Chevron Combination and a continued positive business environment. The Company's fractionation operations reported an operating margin of $6.1 million in 1997 as compared to $2.1 million in the 1996 period. The $4.0 million increase period to period is principally a result of higher volumes received for fractionation and higher per gallon margins as a result of lower costs period to period. Normalized operating margins in the NGL marketing business, which exclude the inventory writedown, reflect a loss of $4.0 million in 1997 compared to a positive operating margin of $7.8 million in 1996. The loss in 1997, excluding the inventory writedown, reflects the high cost of the NGL inventory which was realized in operating margin through cost of goods sold during the period. Normalized earnings in the crude oil marketing business, excluding the inventory writedown, totaled $1.7 million in 1997 compared to $2.5 million in the 1996 period. The decrease in operating margin period to period reflects lower unit margins offset by increased volume. Operating margin attributed to the segment's remaining businesses was materially the same period to period.

Operationally, the segment's businesses reflected significantly improved volumes period to period principally as a result of the Chevron Combination. Aggregate NGL processing volumes more than doubled period to period averaging 128.6 thousand gross barrels per day as compared to 62.8 thousand barrels per day in 1996. Barrels received for fractionation increased 44.8 thousand to 149.6 thousand barrels per day during the 1997 quarter. NGL marketing volumes increased from 157.8 thousand barrels per day in the 1996 quarter to 424.2 thousand barrels per day in 1997 and crude oil sales volumes increase 49.7 thousand barrels per day period to period.

Factors which gave rise to the non-recurring charges recognized in 1997 and to the negative operating margin in the NGL marketing business are as follows. During the fourth quarter of 1996, the Company acquired liquids inventory in order to prepare for seasonal demands of certain of the businesses acquired in the Chevron Combination. As a result of the timing of the Chevron Combination and other factors, the acquisition of the majority of this inventory occurred later in the year than normal purchasing procedures would dictate necessitating acquisition of the inventory during a period of rising prices, which

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996

peaked in late December. In January 1997, NGL prices fell requiring the Company to sell high priced inventoried volumes into a falling market resulting in operating losses throughout the quarter and culminating in the lower-of-cost-or-market adjustment at quarter end. In addition to the impact volatility in prices had on the Company's physical inventory position, volatility in the propane and natural gas markets resulted in insufficient correlation between certain financial instruments and the hedged propane positions requiring recognition of the hedge-related loss during the quarter. Management is reviewing the many variables which contributed to these charges and is addressing all relevant factors in order to reduce the risk of subsequent occurrences of similar issues.


CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

NGC has historically relied upon operating cash flow and temporary borrowings under its credit facilities for its liquidity and capital resource requirements. As a result of the Company's continued positive operating results, combined with the liquidity and flexibility provided by available funds under its credit facilities, the Company believes it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures, debt service and the Destec closing obligations.


DESTEC ACQUISITION

On February 18, 1997, NGC announced that it had signed a merger agreement to acquire Destec in a deal valued at $1.27 billion, or $21.65 per share of Destec common stock. NGC's closing commitment relative to this transaction will approximate $700 million, which is net of Destec cash acquired at closing and the proceeds from the sale of Destec's international facilities and operations to The AES Corporation. NGC will finance its estimated $700 million commitment through an interim bank facility arranged as a separate tranche to the existing NGC Corporation Credit Agreement ("Credit Agreement"). The interim financing agreement has a two year term and financial covenants that are consistent with those contained in the Credit Agreement. The Company expects to retire the interim financing through a combination of cash flow from operations, sales of non-strategic domestic Destec assets, long-term debt and a common and/or preferred stock issuance.


OPERATING CASH FLOW

Cash flow from operating activities totaled $235.7 million during the first quarter of 1997, an improvement of $165.6 million over the amount reported in the 1996 period reflecting an improved working capital position offset by lower net income. Significant items impacting the 1997 period as compared to the 1996 period include the inventory writedowns, the Avoca reserve and the higher equity earnings, net of cash distributions period to period. The improved working capital position reflected the monetization of the winter marketing sales activities and the reduction of discretionary inventory volumes during the period. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts from period to period reflect changes in facts or changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.


CAPITAL EXPENDITURES, COMMITMENTS AND DIVIDEND REQUIREMENTS

The Company's business strategy has been to grow horizontally across all sectors of the midstream energy business segment through strategic acquisitions or construction of core operating facilities in order to capture the significant synergies which management believes exist among these types of assets and NGC's natural gas, power and NGL marketing businesses.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996

During the first three months of 1997, the Company spent $41.6 million principally on acquisitions of additional interests in gas processing facilities, on capital improvements at existing facilities and on capital additions at the Company's new headquarters. The Company also invested $19.9 million in its unconsolidated affiliates principally for amounts committed to Venice. Additionally, during the period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an agreement reached with the Federal Trade Commission related to the Chevron Combination. The Company realized a small after-tax gain related to the sale and the proceeds from the sale were used to repay a portion of the indebtedness outstanding under the Credit Agreement. In the first quarter of 1996, the Company spent $13.8 million principally for the acquisition of LPG Services, Inc. and capital improvements at existing facilities. Also in that period, the Company received a payment of $4.6 million from Avoca representing a return of capital.

NGC currently declares an annual dividend of $0.05 per common and preferred share payable in quarterly installments. During the three-month periods ended March 31, 1997 and 1996, the Company paid $2.0 million and $0.9 million in cash dividends, respectively.


CREDIT AGREEMENT

On March 14, 1995, the Company entered into the Credit Agreement, which established a five-year $550 million revolving credit facility. The Credit Agreement provides for letters of credit and borrowings for working capital, capital expenditures and general corporate purposes of up to $550 million in the aggregate. The $550 million commitment under the Credit Agreement reduces by $22.5 million each quarter beginning in March 1998 and continuing through maturity. The Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests.
At March 31, 1997, letters of credit and borrowings outstanding under the Credit Agreement aggregated $143.8 million and unused borrowing capacity under the Credit Agreement approximated $406.2 million. The average interest rate applicable to borrowings under the Credit Agreement approximated 5.7 percent at
March 31, 1997.   Certain amendments were made to the Credit Agreement to
accommodate the Chevron Combination.


LETTER OF CREDIT AGREEMENT

On September 1, 1996, the Company entered into a new credit agreement (the "Letter of Credit Agreement"), which established a 364-day, $300 million letter of credit facility. The Letter of Credit Agreement provides for the issuance of letters of credit in support of the Company's obligation to purchase substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). The Letter of Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. In general, these financial covenants are identical to those contained in the Credit Agreement. At March 31, 1997, amounts outstanding under the Letter of Credit Agreement totaled $211.0 million.


SENIOR NOTES

In October 1996, NGC sold $175 million of 7.625% 30-year Senior Notes due 2026 ("Senior Notes"). Net proceeds from the sale of the Senior Notes of $173 million were used to repay a portion of the outstanding indebtedness under the Credit Facility. Interest on the Senior Notes is payable semiannually on April 15 and October 15 of each year. The Senior Notes are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1997 AND 1996

On December 15, 1995, the Company sold $150 million of 6.75% Senior Notes due 2005 ("Notes"). Net proceeds from the sale of the Notes of $149 million were used to repay a portion of the outstanding indebtedness under the Credit Facility. Interest on the Notes is payable semiannually on June 15 and December 15 of each year.

At March 31, 1997, the Company had $175 million of available debt securities remaining under its $350 million shelf registration.

The Senior Notes and Notes represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries (collectively the "Guarantors"), as defined in the associated indentures. The wholly owned subsidiaries that have fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes, are predominantly the same wholly owned subsidiaries that have fully and unconditionally guaranteed, on a joint and several basis, the Notes. Separate financial statements of each of the Guarantors have not been provided herein because management has determined that such information would not be material to investors as the aggregate assets, liabilities, earnings and equity of the Guarantors is substantially equivalent to the Company's consolidated assets, liabilities, earnings and equity. The Company also has direct and indirect subsidiaries that are not guarantors of the Senior Notes or the Notes (collectively "Non-guarantor Subsidiaries"). These Non-guarantor Subsidiaries, both individually and in the aggregate, are inconsequential to NGC as of and for each of the quarterly periods contained in this document.


CHEVRON NOTE

As part of the Chevron Combination, NGC assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). The Chevron Note bears interest at 7.95 percent per annum payable semiannually in arrears each February and August. Should Chevron choose not to demand payment of the Chevron Note then principal plus accrued interest is payable in full on August 14, 2004. An unamortized premium balance of $3.3 million associated with the Chevron Note is being amortized using the interest method, resulting in an effective interest rate of 6.51 percent per annum.


WARREN NGL, INC. ("WARREN", FORMERLY TRIDENT NGL, INC.) NOTES

At March 31, 1997, Warren had outstanding $105 million principal amount of 10.25% Subordinated Notes due 2003 (interest payable semi-annually in arrears each April and October) and $65 million principal amount of 14% Senior Subordinated Notes due 2001 (interest payable semi-annually in arrears each February and August). Beginning in 1998, corresponding with the first call dates, the Company may repurchase the Subordinated Notes and Senior Subordinated Notes at 104.5 percent and 107 percent of the principal amount, respectively, with such reacquisition prices reducing as the notes mature. The indentures covering the Subordinated Notes and Senior Subordinated Notes contain covenants that, among other things, require Warren to meet certain financial tests; limit the amount of investments, dividends and asset sales that can be made by Warren; and restrict the ability of Warren and its subsidiaries to incur additional indebtedness, create or permit liens and engage in certain transactions. Although Warren's net assets at March 31, 1997, approximated $387 million, management does not believe that the terms of the indentures materially restrict the ability of Warren to transfer funds to the Company given that Warren is a Subsidiary Guarantor combined with the level of advances made by NGC to Warren. The unamortized premium balance associated with each of the Subordinated Notes and Senior Subordinated Notes represents a fair value adjustment to the aggregate principal balance of the notes recognized as part of the Trident Combination. The unamortized premium balance of $13.7 million at March 31, 1997, is being amortized using the interest method and results in effective interest rates of 8.95 percent and 9.37 percent per annum on the Subordinated Notes and Senior Subordinated Notes, respectively.

                                NGC CORPORATION

                          PART II.  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Natural Gas Clearinghouse ("Clearinghouse"), a wholly owned subsidiary of the Company, pursuant to the arbitration provisions of such Contract. On February 26, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleged that Clearinghouse was intentionally delaying the progress of the arbitration, and it requested relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the lawsuit. On September 18, 1996, the arbitration panel granted a revised discovery schedule which moved the hearing previously scheduled for December 1996 to April 7, 1997. On February 8, 1997, the arbitration was further postponed until September 15, 1997. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million and punitive damages. Clearinghouse intends to vigorously defend the Apache suit and arbitration. Based on review of the facts and through consultation with outside counsel, NGC management believes the ultimate resolution of the Apache suit will not have a material adverse effect on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

On October 11, 1996, Pan-Alberta Gas Ltd., a subsidiary of Novagas Clearinghouse Ltd. (a Canadian limited partnership in which NGC owns a 49.9 percent interest), was named in a lawsuit filed in Alberta, Canada, by a group of Canadian producers. The suit alleges that, since 1992, Pan-Alberta has breached contractual, regulatory and fiduciary obligations that resulted in the plaintiffs' being deprived of the best available prices for their natural gas production. The suit asks for damages in an amount to be determined at trial, punitive or exemplary damages of $5 million (in Canadian dollars) and other costs. The plaintiffs' contend in the suit that actual damages may exceed $50 million (in Canadian dollars). Discovery in the lawsuit is expected to begin in October, 1997 and, upon preliminary review, management believes the plaintiffs' claims are without merit. The Company expects Pan-Alberta to vigorously defend its position in the case and NGC's management does not expect the lawsuit to ultimately have a material adverse effect on NGC's results of operations or financial position.

The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination and in connection with the acquisition of certain gas processing and gathering facilities from Mesa
Operating Limited Partnership.   NGC believes, based on its review of these
matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect the financial position or results of operations of the Company.

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

Exhibit
 Number                 Description
-------                 -----------

          Inc., A. R. Cipriani, Jr., Inc., David C. Feldman, Inc., James T. Hackett, Inc., H. Keith Kaelber, Inc., Kenneth E. Randolph, Inc., Donald R. Sinclair, Inc. and Jacob S. Ulrich, Inc. (1)

2.2 Combination Agreement and Plan of Merger, dated May 22, 1996, by and between NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(2)

2.3 Amendment to Combination Agreement, dated as of August 29, 1996, by and among NGC Corporation, Chevron U.S.A Inc. and Midstream Combination Corp.(3)

2.4 Agreement and Plan of Merger by and among Destec Energy, Inc., The Dow Chemical Company, NGC Corporation and NGC Acquisition Corporation II dated as of February 17, 1997. (5)

2.5 Asset Purchase Agreement by and between NGC Corporation and The AES Corporation dated as of February 17, 1997.(5)

3.1       Restated Certificate of Incorporation of NGC Corporation.(4)

3.2       Amended and Restated Bylaws of NGC Corporation.(4)

27        Financial Data Schedule.
---------------------------
(1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Trident NGL Holding, Inc., Commission File No. 1-11156, dated October 21, 1994.

(2) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated May 22, 1996, Commission File No. 1-11156.

(3) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, of NGC Corporation, Commission File No. 1-11156.

(4) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-11156.

(5) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated February 17, 1997, Commission File No. 1-11156.

(b)   Reports on Form 8-K

  The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997:

  Current Report on Form 8-K, Commission File No. 1-11156, dated February 17, 1997, relating to the execution of an Agreement and Plan of Merger ("Merger Agreement") by and among Destec Energy, Inc. ("Destec"), The Dow Chemical Company, NGC Corporation ("NGC") and NGC Acquisition Corp. II and an Asset Purchase Agreement by and between NGC and The AES Corporation ("AES") concerning a transaction pursuant to which NGC will simultaneously acquire Destec and sell Destec's international facilities and operations to AES.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                    NGC CORPORATION



Date:  May 15, 1997               By:  /s/  JOHN U. CLARKE
                                       -----------------------------------------
                                       John U. Clarke, Senior Vice President and
                                       Chief Financial Officer (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)