Form 10-Q
period 1997-06-30
NGC CORP
filed 1997-08-14
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

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

                                (713) 507-6400
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  x   NO
                                      -----    ----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 150,820,514 shares outstanding as of August 12, 1997.

                                NGC CORPORATION
                               TABLE OF CONTENTS



                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION

  Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets:
          June 30, 1997 and December 31, 1996..........................      3
         Condensed Consolidated Statements of Operations:
          For the three months ended June 30, 1997 and 1996............      4
         Condensed Consolidated Statements of Operations:
          For the six months ended June 30, 1997 and 1996..............      5
         Condensed Consolidated Statements of Cash Flows:
          For the six months ended June 30, 1997 and 1996..............      6
         Notes to Condensed Consolidated Financial Statements..........      7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..........................     20


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings............................................     32

  Item 2. Not Applicable...............................................     --

  Item 3. Not Applicable...............................................     --

  Item 4. Submission of Matters to a Vote of Security Holders..........     33

  Item 5. Not Applicable...............................................     --

  Item 6. Exhibits and Reports on Form 8-K.............................     34

NGC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  JUNE 30,          DECEMBER 31,
                                                   1997                1996
                                               ------------       --------------
                                                (unaudited)
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $    102,112       $       50,209
Accounts receivable, net                          1,141,562            1,373,560
Accounts receivable, affiliates                      98,547              144,825
Inventories                                         161,591              257,005
Assets held for sale                                382,800                  ---
Assets from risk management activities              102,062               98,433
Prepayments and other assets                         74,712               12,689
                                               ------------       --------------
                                                  2,063,386            1,936,721
                                               ------------       --------------

PROPERTY, PLANT AND EQUIPMENT                     1,842,844            1,819,811
Less:  accumulated depreciation                    (173,022)            (128,432)
                                               ------------       --------------
                                                  1,669,822            1,691,379
                                               ------------       --------------

OTHER ASSETS:
Investments in unconsolidated affiliates            503,051              181,688
Assets from risk management activities              184,010              171,528
Other assets                                        249,542              205,494
                                               ------------       --------------
                                               $  4,669,811       $    4,186,810
                                               ============       ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                               $  1,065,645       $    1,305,726
Accounts payable, affiliates                         29,248               39,070
Accrued liabilities                                 159,537              117,777
Liabilities from risk management activities          92,432               86,414
                                               ------------       --------------
                                                  1,346,762            1,548,987

LONG-TERM DEBT                                    1,346,264              988,597
OTHER LIABILITIES:
Liabilities from risk management activities         143,890              127,725
Deferred income taxes                               320,766              328,280
Other long-term liabilities                         152,964               76,488
                                               ------------       --------------
                                                  3,310,646            3,070,077
                                               ------------       --------------

COMPANY OBLIGATED PREFERRED SECURITIES
  OF SUBSIDIARY TRUST                               200,000                  ---

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000
 shares authorized:
   8,000,000 shares designated as Series
    A Participating Preferred Stock,
    7,815,363 shares issued and outstanding
    at June 30, 1997 and December 31, 1996           75,418               75,418
Common stock, $0.01 par value, 400,000,000
 shares authorized:
   151,257,423 shares issued and outstanding
    at June 30, 1997 and
    149,846,503 shares issued and outstanding
    at December 31, 1996                              1,512                1,498
Additional paid-in capital                          906,998              896,432
Retained earnings                                   176,172              143,385
                                               ------------       --------------
                                                  1,160,100            1,116,733
Less: treasury stock, at cost: 59,900 shares
  at June 30, 1997                                     (935)                 ---
                                               ------------       --------------
Total Stockholders' Equity                        1,159,165            1,116,733
                                               ------------       --------------
                                               $  4,669,811       $    4,186,810
                                               ============       ==============


           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                          --------------------------------
                                                             1997                  1996
                                                          ----------            ----------
Revenues                                                  $2,684,339            $1,163,151
Cost of sales                                              2,586,572             1,111,156
                                                          ----------            ----------

Operating margin                                              97,767                51,995

Depreciation and amortization                                 25,421                14,935
General and administrative expenses                           37,592                18,337
                                                          ----------            ----------

Operating income                                              34,754                18,723

Equity in earnings of unconsolidated
 affiliates                                                   13,417                 8,148
Other income                                                  11,481                   973
Interest expense                                             (13,236)               (9,125)
Other expenses                                                (1,316)               (1,495)
Minority interest in income of a subsidiary                   (1,525)                  ---
                                                          ----------            ----------

Income before income taxes                                    43,575                17,224
Income tax provision                                          11,447                 3,386
                                                          ----------            ----------

NET INCOME                                                $   32,128            $   13,838
                                                          ==========            ==========

NET INCOME PER SHARE:

Net income                                                $   32,128            $   13,838
Less: preferred stock dividends                                   97                   ---
                                                          ----------            ----------
Net income applicable to common                           $   32,031            $   13,838
 stockholders                                             ==========            ==========

Net income per common and common
 equivalent share                                         $     0.19            $     0.12
                                                          ==========            ==========
Weighted average number of common and common
   equivalent shares outstanding                             167,127               120,050
                                                          ==========            ==========



See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                        --------------------------
                                            1997          1996
                                        ------------  ------------

Revenues                                 $5,956,419    $2,810,274
Cost of sales                             5,791,305     2,668,197
                                         ----------    ----------

  Operating margin                          165,114       142,077

Depreciation and amortization                48,769        29,105
General and administrative expenses          65,791        40,613
                                         ----------    ----------

  Operating income                           50,554        72,359

Equity in earnings of unconsolidated
 affiliates                                  26,803        12,658
Other income                                 17,067         2,594
Interest expense                            (27,860)      (19,778)
Other expenses                              (17,035)       (3,988)
Minority interest in income of a
 subsidiary                                  (1,525)          ---
                                         ----------    ----------

Income before income taxes                   48,004        63,845
Income tax provision                         11,262        19,679
                                         ----------    ----------

NET INCOME                               $   36,742    $   44,166
                                         ==========    ==========

NET INCOME PER SHARE:

Net income                               $   36,742    $   44,166
Less: preferred stock dividends                 194           ---
                                         ----------    ----------
Net income applicable to common
 stockholders                            $   36,548    $   44,166
                                         ==========    ==========
Net income per common and common
 equivalent share                        $     0.22    $     0.37
                                         ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding                                166,820       119,355
                                         ==========    ==========



           See notes to condensed consolidated financial statements

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (IN THOUSANDS)

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                  -----------------------
                                                     1997         1996
                                                  -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $   36,742   $  44,166
Items not affecting cash flows from operating
 activities:
Depreciation and amortization                         49,617      29,105
Equity in earnings of affiliates, net of
 cash distributions                                   (4,601)    (12,546)
Risk management activities                             5,655       2,969
Deferred income taxes                                 (8,592)     17,944
Amortization of bond premium                          (3,333)     (2,044)
Other                                                 (1,155)        ---
Changes in assets and liabilities resulting
 from operating activities:
Accounts receivable                                  400,559      79,708
Inventories                                           84,097       3,941
Prepayments and other assets                         (30,089)      4,066
Accounts payable                                    (360,299)    (79,275)
Accrued liabilities                                      375       1,083
Other, net                                            (1,535)     (2,416)
                                                  ----------   ---------

Net cash provided by operating activities            167,441      86,701
                                                  ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                 (83,078)    (26,920)
Investment in unconsolidated affiliates, net         (26,837)      4,389
Business acquisitions, net of cash acquired         (715,589)        ---
Proceeds from asset sales                            154,063         ---
Other, net                                            (3,195)     14,500
                                                  ----------   ---------

Net cash used in investing activities               (674,636)     (8,031)
                                                  ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                 1,119,000     608,000
Repayments of long-term borrowings                  (758,000)   (648,000)
Proceeds from sale of capital stock, options
 and warrants                                          4,009         858
Issuance of company obligated preferred
 securities of subsidiary trust, net                 198,044         ---
Dividends and other distributions                     (3,955)     (3,381)
                                                  ----------   ---------
Net cash provided by (used in) financing
 activities                                          559,098     (42,523)
                                                  ----------   ---------
Net change in cash and cash equivalents               51,903      36,147
Cash and cash equivalents, beginning of period        50,209      16,266
                                                  ----------   ---------

Cash and cash equivalents, end of period          $  102,112   $  52,413
                                                  ==========   =========




           See notes to condensed consolidated financial statements.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


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


NOTE 2 -- ACQUISITIONS AND DISPOSITIONS

On June 30, 1997, NGC announced it had closed its acquisition of Destec Energy, Inc. ("Destec"), an independent power producer, in a deal valued at $1.26 billion, or $21.65 per share of Destec common stock. Simultaneous with this acquisition, NGC sold Destec's international facilities and operations to The AES Corporation for $436 million, which is subject to adjustment. NGC financed the transaction through cash on hand and advances on its credit facilities provided by its existing commercial banks. The acquisition related debt is expected to be retired from a combination of cash flows from operations, sales of non-strategic domestic Destec assets, proceeds from issuance of new corporate debt and a preferred stock issuance. In July and August 1997, the Company consummated a sale of Destec's interest in Tiger Bay and a sale of certain oil, gas and lignite reserves, respectively, and is currently actively negotiating the sale of its interests in two additional power generating facilities. Aggregate proceeds from these transactions is expected to approximate $382.8 million and such amount is classified in the accompanying balance sheet as assets held for sale. These asset sales are part of the planned divestiture of non-strategic domestic assets contemplated as an integral part of the Destec acquisition. The Company is continuing to explore other opportunities to monetize its investment in certain assets acquired from Destec if, and when, it is determined that such divestitures are economically and strategically appropriate.

The Destec acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $718 million, inclusive of transaction costs and net of cash acquired, was allocated to the Destec assets acquired and liabilities assumed based on their estimated fair values as of June 30, 1997, the effective date of the acquisition for accounting purposes. The results of operations of the acquired Destec assets will be consolidated with NGC's existing operations beginning July 1, 1997. As described previously, the Company is assessing opportunities to monetize its investment in assets acquired from Destec. Further divestitures, if any, could impact the purchase allocation contained in the accompanying balance sheet. In addition, the Company is assessing its exposure to certain litigation and other potential contingencies involving Destec. Consequently, the purchase price allocation as presented herein is considered preliminary. The following table reflects certain unaudited pro forma information for the periods presented as if the Destec acquisition had occurred on January 1, 1996 (in thousands, except per share data):


                                SIX MONTHS ENDED
                                    JUNE 30,
                            ------------------------
                               1997         1996
                            -----------  -----------

Pro forma revenues           $6,076,246   $2,927,884
Pro forma net income         $   36,215   $   46,349
Pro forma net income per
 share                       $     0.22   $     0.39


                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


In June 1997, the Company and NOVA Corporation ("NOVA") completed the restructuring of the companies' Canadian natural gas operations formerly executed through Novagas Clearinghouse Ltd. ("NCL"), a joint venture between NGC and NOVA. Pursuant to the agreements, NGC acquired NCL's natural gas marketing business, excluding the natural gas aggregation business of Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NCL and sold its aggregate 49.9 percent interest in NCL to NOVA Gas International, a subsidiary of NOVA. NOVA assumed full ownership of NCL's gathering and processing business and the operations of Pan-Alberta. The restructuring included amendments to or termination of various agreements between NCL, NGC, NOVA and certain affiliates of both NGC and NOVA. NGC realized a gain on the sale of its interest in NCL of $7.8 million, which is classified as other income in the accompanying condensed consolidated statements of operations for the three- and six-month periods ended June 30, 1997. The acquisition by NGC of NCL's marketing business was accounted for under the purchase method of accounting. Accordingly, the purchase price of $4.0 million, inclusive of transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 1997, the effective date of the acquisition for accounting purposes. NGC and NOVA will pursue separate midstream asset businesses in Canada with NGC operating its Canadian marketing and midstream asset businesses under the name NGC Canada, Inc.

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

In connection with the Chevron Combination, NGC agreed with the Federal Trade Commission to divest its ownership in one of three natural gas liquids fractionation facilities and to relinquish operatorship at a second fractionation facility. Effective December 1, 1996, the Company relinquished its role as operator of the Gulf Coast Fractionator ("GCF") facility and on January 1, 1997, the Company sold its interest in the Mont Belvieu I fractionator.


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

On March 3, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". The new statement is effective for interim and annual periods ending after December 15, 1997, and early adoption is not permitted. On a pro forma basis, using the computational guidelines provided in the statement, basic and diluted earnings per share for the three- and six-month periods ended June 30, 1997 and 1996, would have been as follows:

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996



                              THREE MONTHS ENDED
                                   JUNE 30,
                              ------------------
                                1997      1996
                              --------  --------

Basic earnings per share         $0.21     $0.12
Diluted earnings per share       $0.19     $0.12


                                SIX MONTHS ENDED
                                    JUNE 30,
                                ----------------
                                  1997      1996
                                 -----     -----

Basic earnings per share         $0.23     $0.40
Diluted earnings per share       $0.22     $0.32


NOTE 4 -- INVENTORY

At March 31, 1997, the Company recognized a lower-of-cost-or-market writedown of its NGL and crude oil inventories totaling $15.0 million on a pretax basis. In addition, the Company recognized a pretax charge of $8.3 million resulting from a hedge-related loss. The aggregate charge of $23.3 million is included in cost of sales in the accompanying condensed consolidated statement of operations for the six-month period ended June 30, 1997.


NOTE 5 -- UNCONSOLIDATED AFFILIATES

At June 30, 1997, NGC's investments in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited ("Accord"), a United Kingdom limited company; an approximate 37 percent interest in Venice Gas Processing Company ("Venice"); a 38.75 percent partnership interest in GCF; an approximate 28 percent interest in Avoca Natural Gas Storage ("Avoca"); a 25 percent interest in Midstream Barge Company, L.L.C. ("BargeCo"); a 33.33 percent interest in Waskom Gas Processing Company; a 49 percent partnership interest in West Texas LPG Pipeline, Limited Partnership ("West Texas Partnership") and various partnership investments acquired in the Destec acquisition. NGC's investments in BargeCo and the West Texas Pipeline are a result of the Chevron Combination and NGC acquired its interest in Venice effective November 1, 1996.

As part of the Destec acquisition, NGC acquired interests in fourteen partnerships, each formed to build, own and operate cogeneration facilities.
The Company's interests in these partnerships range from eight to 50 percent. Each partnership interest is accounted for under the equity method. Construction of the cogeneration facilities by each of the partnerships was project financed and the obligations of the partnerships are non-recourse to the Company.

The Company also has two cost-basis investments: Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. Dividends from these investments during the six-month period ended June 30, 1997 and 1996 totaled $53,000 and $112,000, respectively.

At June 30, 1997, the aggregate unamortized excess of the Company's investment over the aggregate equity in the underlying net assets of the affiliated entities approximated $296 million. This amount is being amortized on the straight-line method over the estimated economic service lives of the assets operated by the unconsolidated affiliates. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


                                  SIX MONTHS ENDED JUNE 30,
                            -------------------------------------
                                   1997               1996
                            ------------------  -----------------
                                       EQUITY             EQUITY
                             TOTAL     SHARE     TOTAL     SHARE
                            --------  --------  --------  -------
                                     ($US IN THOUSANDS)

Revenues (1) (2) (3)         $96,951   $38,632   $12,451   $4,829
                             =======   =======   =======   ======

Operating margin (1) (2) (3) $39,902   $16,038   $11,609   $4,633
                             =======   =======   =======   ======

Net income (1) (2) (3)       $31,536   $14,195   $ 2,142   $1,987
                             =======   =======   =======   ======

-----------------------
(1) The financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable for the current period. NGC's share of Accord earnings for the six-months ended June 30, 1997, totaled $13.5 million. Total amounts for the six-months ended June 30, 1996, attributable to Accord's revenues, operating margin and net income approximated $285.5 million, $28.5 million and $19.4 million, respectively. NGC's interest in Accord during 1996 was 49 percent.

(2) The financial data for both periods presented is exclusive of amounts attributable to the Company's investment in NCL as such information was not comparable period-to-period as a result of the NCL reorganization. NGC sold its interest in NCL effective April 1, 1997. NGC's share of NCL's loss for the three months ended March 31, 1997, totaled $892,000. Total amounts for the six-months ended June 30, 1996, attributable to NCL's revenues, operating margin and net income approximated $723.5 million, $14.4 million and $2.3 million, respectively. NGC's interest in NCL through March 31, 1997, was 49.9 percent.

(3) Amounts do not include any impact of the investments acquired in the Destec acquisition. Equity earnings derived from these investments will accrue to NGC commencing July 1, 1997.

In early 1997, British Gas completed a restructuring whereby Centrica plc ("Centrica") was demerged from British Gas and British Gas was renamed BG plc ("BG"). Centrica became the Company's joint venture partner in Accord. BG holds the approximate 26 percent stake in NGC's common stock formerly held by British Gas. On May 2, 1997, Centrica and the Company completed a restructuring of Accord by converting certain common stock interests in Accord to participating preferred stock interests as of an effective date of January 1, 1997. Centrica and the Company own 75 percent and 25 percent, respectively, of the outstanding participating preferred stock shares of Accord. The participating preferred stock has (a) the right to receive cumulative dividends on a priority basis to other corporate distributions by Accord, and
(b) limited voting rights. In addition, Centrica has an option to purchase the Company's participating preferred stock interest at any time after July 1, 2000, at a formula based price, as defined in the agreement. As part of the reorganization, Centrica will operate Accord while NGC obtained the right to market natural gas, gas liquids and crude oil in the United Kingdom, which will occur through its wholly owned subsidiary NGC UK Limited ("NGC UK"). In addition, as part of the reorganization, NGC UK acquired Accord's existing crude oil marketing business effective July 1, 1997, for approximately $1 million, subject to definitive purchase cost adjustments. No gain or loss was recognized as a result of this reorganization and NGC's investment in Accord continues to be accounted for under the equity method.

On August 14, 1996, Avoca announced that construction on its gas storage facility had been temporarily suspended pending resolution of certain technical issues associated with the project's brine disposal capability. In April 1997, the partners concluded that the economic returns from the project were likely unacceptable to the Company based on the still-to-be-determined technical feasibility. As a result, NGC established a $15 million pre-tax reserve during the first quarter of 1997 representing the Company's estimated 28 percent share of potential Avoca partner obligations, inclusive of the Company's net investment in the partnership. Such reserve is reflected in other expenses in the accompanying condensed consolidated statement of operations for the six-month period ended June 30, 1997. On July 29, 1997, Avoca and its partners, JMC Avoca, Inc., ET Avoca Company and NGC Storage, Inc. ("Storage"), a subsidiary of NGC, each filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The filing follows the decision by the Avoca partners to discontinue development of the natural gas storage project. Storage's only asset is its investment in Avoca and management believes that the bankruptcy petition will have no direct or indirect impact on any other NGC business activity. While no assurances can be given with respect to the adequacy of the Avoca reserve, management believes that additional obligations of the Company, if any, will not have a material adverse effect on the Company's financial position or results of operations.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


NOTE 6 -- COMPANY OBLIGATED PREFERRED SECURITIES OF A SUBSIDIARY TRUST

During May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316 percent Subordinated Capital Income Securities ("Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Securities in an equivalent amount of
8.316 percent Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. The Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at the option of the Company, in whole at any time or in part from time to time, at formula-based redemption prices, as defined in the indenture. The Subordinated Debentures represent unsecured obligations of the Company and rank subordinate and junior in right of payment to all Senior Indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the Securities the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Securities, as described in the indenture ("Guarantee"). Distributions on the Securities are payable each June 1 and December 1, coinciding with the interest payment due dates on the Subordinated Debentures, commencing December 1, 1997. The periodic distributions accruing at an annual rate of 8.316 percent of the aggregate liquidation amount are recorded as minority interest in income of a subsidiary in the Company's consolidated statement of operations. So long as no Debenture Event of Default, as defined, has occurred and continues, the Company has the right to defer the payment of interest on the Subordinated Debentures for any Extension Period elected by the Company, which period cannot extend beyond 10 consecutive semi-annual periods, end on a date other than an Interest Payment Date or extend beyond the Stated Maturity Date.

Pursuant to a Registration Rights Agreement among the Company, the Trust and the initial investors in the Securities, the Company and the Trust agreed to file a registration statement with the Securities and Exchange Commission within 150 days of the initial sale date, pursuant to which securities, subordinated debentures and a guarantee having terms substantially identical to the Securities, Subordinated Debentures and Guarantee would be offered in exchange for the Securities, Subordinated Debentures and Guarantee. Such exchange offer is intended to provide the initial investors with the ability to resell or otherwise transfer their holdings without further compliance with the registration and prospectus delivery provisions of the Securities Act. The Trust and the Company do not intend to apply for a listing of the Securities on any security exchange.


NOTE 7 -- COMMITMENTS AND CONTINGENCIES

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc., Destec Operating Company and San Joaquin CoGen, Inc., wholly owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited (the "Partnership"), a limited partnership in which the Company has a twenty-five percent interest. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by the Partnership's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC
Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and the Partnership in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the lawsuit on May 15, 1997. The proceedings are at a preliminary stage and the parties are currently in the process of initiating discovery. The Company's subsidiaries intend to vigorously defend this action. NGC's management does not expect the ultimate resolution of this lawsuit to have a material adverse effect on the Company's financial position or results of operations.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Natural Gas Clearinghouse ("Clearinghouse"), a wholly owned subsidiary of the Company, pursuant to the arbitration provisions of such Contract. On February 26, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleged that Clearinghouse was intentionally delaying the progress of the arbitration, and it requested relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the lawsuit. The hearing date has been postponed several times to allow the parties time to complete discovery, most recently on July 18, 1997, when the hearing was delayed until December 3, 1997. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million and punitive damages. Clearinghouse intends to vigorously defend the Apache suit and arbitration. Based on review of the facts and through consultation with outside counsel, NGC management believes the ultimate resolution of the Apache suit will not have a material adverse effect on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination, the Destec acquisition and in connection with the acquisition of certain gas processing and gathering facilities from Mesa Operating Limited Partnership. NGC believes, based on its review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect the financial position or results of operations of the Company.


NOTE 8 -- CAPITAL STOCK

Approximately 3.4 million employee stock options granted in May 1992 became exercisable in May 1997 at an exercise price of $2.03. Further, grants made during 1993 and 1994 will become exercisable during 1998 and 1999, respectively, resulting in the potential exercise of an aggregate 8.5 million options during that two-year period at exercise prices ranging from $2.03 to $5.66. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2002 at prices ranging from $2.03 to $18.75. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is considering a variety of alternatives to help assure an orderly distribution of shares which may become available to the market.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company acquired 59,900 shares at a cost of $935,000 during the second quarter of 1997.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


NOTE 9 -- SUPPLEMENTAL GUARANTOR INFORMATION

The 7.625 percent Senior Notes, due 2026 ("Senior Debentures") and the 6.75 percent Senior Notes, due 2005 ("Senior Notes") represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries (collectively the "Guarantors"), as defined in the associated indentures. The wholly owned subsidiaries that have fully and unconditionally guaranteed, on a joint and several basis, the Senior Debentures, are the same wholly owned subsidiaries that have fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes. Such Guarantors are also guarantors under the Credit Agreement and certain of the Guarantors guarantees pursuant to the Senior Debentures, Senior Notes and Credit Agreement are subject to release under certain circumstances. The Company also has direct and indirect subsidiaries that are not guarantors of the Senior Debentures or the Senior Notes (collectively "Non-guarantor Subsidiaries"). Set forth below are condensed consolidating financial statements of NGC Corporation, the Guarantors and the Non-guarantor Subsidiaries representing supplemental guarantor information.


                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1997
                                (IN THOUSANDS)

                                                                    NON-GUARANTOR
                                           PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ----------  -----------  --------------  --------------  -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 $      482   $   94,099   $    7,531     $       ---     $  102,112
Accounts receivable                           76,274    4,025,442      624,359      (3,485,966)     1,240,109
Inventories                                      ---      116,694       44,897             ---        161,591
Assets held for sale                             ---          ---      382,800             ---        382,800
Risk management activities                       ---      102,062          ---             ---        102,062
Prepayments and other assets                   7,943       35,083       31,686             ---         74,712
                                          ----------   ----------   ----------     -----------     ----------
                                              84,699    4,373,380    1,091,273      (3,485,966)     2,063,386
                                          ----------   ----------   ----------     -----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET             9,022    1,536,944      123,856             ---      1,669,822
                                          ----------   ----------   ----------     -----------     ----------
OTHER ASSETS:
Investments in unconsolidated
 affiliates                                2,057,718      292,364      308,939      (2,155,970)       503,051
Risk management activities                       ---      184,010          ---             ---        184,010
Other assets                                 259,746      209,384       57,557        (277,145)       249,542
                                          ----------   ----------   ----------     -----------     ----------
                                          $2,411,185   $6,596,082   $1,581,625     $(5,919,081)    $4,669,811
                                          ==========   ==========   ==========     ===========     ==========

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable                          $   15,396   $4,065,868   $  499,495     $(3,485,966)    $1,094,793
Accrued liabilities                           18,490      100,870       40,177             ---        159,537
Risk management activities                       ---       92,432          ---             ---         92,432
                                          ----------   ----------   ----------     -----------     ----------
                                              33,886    4,259,170      539,672      (3,485,966)     1,346,762

LONG-TERM DEBT                             1,005,000      583,654      572,548        (814,938)     1,346,264
OTHER LIABILITIES:
Risk management activities                       ---      143,890          ---             ---        143,890
Deferred income taxes                         12,632      305,857        2,277             ---        320,766
Other long-term liabilities                      502       33,153      119,309             ---        152,964
                                          ----------   ----------   ----------     -----------     ----------
                                           1,052,020    5,325,724    1,233,806      (4,300,904)     3,310,646
                                          ----------   ----------   ----------     -----------     ----------

PREFERRED STOCK OF SUBSIDIARY TRUST          200,000          ---          ---             ---        200,000

EQUITY                                     1,159,165    1,270,358      347,819      (1,618,177)     1,159,165
                                          ----------   ----------   ----------     -----------     ----------
                                          $2,411,185   $6,596,082   $1,581,625     $(5,919,081)    $4,669,811
                                          ==========   ==========   ==========     ===========     ==========


                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996
                                (IN THOUSANDS)


                                                                    NON-GUARANTOR
                                           PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ----------  -----------  --------------  --------------  -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 $      ---   $   48,685   $    1,524     $       ---     $   50,209
Accounts receivable                          337,984    3,205,987      316,191      (2,341,777)     1,518,385
Inventories                                      ---      241,270       15,735             ---        257,005
Assets held for sale                             ---          ---          ---             ---            ---
Risk management activities                       ---       98,433          ---             ---         98,433
Prepayments and other assets                   2,793        6,511        3,385             ---         12,689
                                          ----------   ----------   ----------     -----------     ----------
                                             340,777    3,600,886      336,835      (2,341,777)     1,936,721
                                          ----------   ----------   ----------     -----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET             6,023    1,624,207       61,149             ---      1,691,379
                                          ----------   ----------   ----------     -----------     ----------
OTHER ASSETS:
Investments in
 unconsolidated affiliates                 1,219,027      271,077        4,572      (1,312,988)       181,688
Risk management activities                       ---      171,528          ---             ---        171,528
Other assets                                 250,262      180,434       51,943        (277,145)       205,494
                                          ----------   ----------   ----------     -----------     ----------
                                          $1,816,089   $5,848,132   $  454,499     $(3,931,910)    $4,186,810
                                          ==========   ==========   ==========     ===========     ==========

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable                          $   16,295   $3,398,025   $  272,253     $(2,341,777)    $1,344,796
Accrued liabilities                           18,914      100,382       (1,519)            ---        117,777
Risk management activities                       ---       86,414          ---             ---         86,414
                                          ----------   ----------   ----------     -----------     ----------
                                              35,209    3,584,821      270,734      (2,341,777)     1,548,987

LONG-TERM DEBT                               644,000      586,962       34,780        (277,145)       988,597
OTHER LIABILITIES:
Risk management activities                       ---      127,725          ---             ---        127,725
Deferred income taxes                         20,147      305,856        2,277             ---        328,280
Other long-term liabilities                      ---       52,792       23,696             ---         76,488
                                          ----------   ----------   ----------     -----------     ----------
                                             699,356    4,658,156      331,487      (2,618,922)     3,070,077
                                          ----------   ----------   ----------     -----------     ----------

PREFERRED STOCK OF SUBSIDIARY TRUST              ---          ---          ---             ---            ---

EQUITY                                     1,116,733    1,189,976      123,012      (1,312,988)     1,116,733
                                          ----------   ----------   ----------     -----------     ----------
                                          $1,816,089   $5,848,132   $  454,499     $(3,931,910)    $4,186,810
                                          ==========   ==========   ==========     ===========     ==========

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
       FOR EACH OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                (IN THOUSANDS)


                                                                             NON-GUARANTOR
                                                    PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  ----------  -----------  --------------  --------------  -------------
THREE-MONTHS ENDED JUNE 30, 1997:

Revenues                                             $   ---    $2,653,554     $298,841       $(268,056)    $2,684,339
Cost of sales                                            ---     2,561,162      293,466        (268,056)     2,586,572
                                                     -------    ----------     --------       ---------     ----------
OPERATING MARGIN                                         ---        92,392        5,375             ---         97,767

Depreciation and amortization                            531        23,910          980             ---         25,421
General and administrative expenses                      ---        34,791        2,801             ---         37,592
                                                     -------    ----------     --------       ---------     ----------
OPERATING INCOME                                        (531)       33,691        1,594             ---         34,754

Equity earnings                                       48,999        18,796          589         (54,967)        13,417
Interest expense                                      (3,331)       (8,997)        (908)            ---        (13,236)
Other income and (deductions), net                    (1,562)       10,162           40             ---          8,640
                                                     -------    ----------     --------       ---------     ----------
Income before income taxes                            43,575        53,652        1,315         (54,967)        43,575
Income tax provision                                  11,447        19,851          487         (20,338)        11,447
                                                     -------    ----------     --------       ---------     ----------
NET INCOME (LOSS)                                    $32,128    $   33,801     $    828       $ (34,629)    $   32,128
                                                     =======    ==========     ========       =========     ==========

THREE-MONTHS ENDED JUNE 30, 1996:

Revenues                                             $   ---    $1,168,837     $152,183       $(157,869)    $1,163,151
Cost of sales                                            ---     1,125,510      143,515        (157,869)     1,111,156
                                                     -------    ----------     --------       ---------     ----------
OPERATING MARGIN                                         ---        43,327        8,668             ---         51,995

Depreciation and amortization                            109        13,904          922             ---         14,935
General and administrative expenses                      ---        16,816        1,521             ---         18,337
                                                     -------    ----------     --------       ---------     ----------
OPERATING INCOME                                        (109)       12,607        6,225             ---         18,723

Equity earnings                                       18,602         8,148          280         (18,882)         8,148
Interest expense                                      (1,173)       (7,289)        (663)            ---         (9,125)
Other income and (deductions), net                      (206)         (750)         434             ---           (522)
                                                     -------    ----------     --------       ---------     ----------
Income before income taxes                            17,114        12,716        6,276         (18,882)        17,224
Income tax provision                                   3,276         4,815        2,489          (7,194)         3,386
                                                     -------    ----------     --------       ---------     ----------
NET INCOME (LOSS)                                    $13,838    $    7,901     $  3,787       $ (11,688)    $   13,838
                                                     =======    ==========     ========       =========     ==========


                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996

               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
        FOR EACH OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                (IN THOUSANDS)

                                                                         NON-GUARANTOR
                                                PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ----------  -----------  --------------  --------------  -------------

SIX-MONTHS ENDED JUNE 30, 1997:

Revenues                                      $   ---    $5,984,731     $546,897       $(575,209)    $5,956,419
Cost of sales                                     ---     5,828,437      538,077        (575,209)     5,791,305
                                              -------    ----------     --------       ---------     ----------
OPERATING MARGIN                                  ---       156,294        8,820             ---        165,114

Depreciation and amortization                     631        46,184        1,954             ---         48,769
General and administrative expenses               ---        62,114        3,677             ---         65,791
                                              -------    ----------     --------       ---------     ----------
OPERATING INCOME                                 (631)       47,996        3,189             ---         50,554

Equity earnings                                58,582        37,864          766         (70,409)        26,803
Interest expense                               (8,299)      (18,257)      (1,304)            ---        (27,860)
Other income and (deductions), net             (1,648)       15,291      (15,136)            ---         (1,493)
                                              -------    ----------     --------       ---------     ----------
Income before income taxes                     48,004        82,894      (12,485)        (70,409)        48,004
Income tax provision                           11,262        30,671       (4,619)        (26,052)        11,262
                                              -------    ----------     --------       ---------     ----------
NET INCOME (LOSS)                             $36,742    $   52,223     $ (7,866)      $ (44,357)    $   36,742
                                              =======    ==========     ========       =========     ==========

SIX-MONTHS ENDED JUNE 30, 1996:

Revenues                                      $   ---    $2,791,652     $312,162       $(293,540)    $2,810,274
Cost of sales                                     ---     2,670,033      291,704        (293,540)     2,668,197
                                              -------    ----------     --------       ---------     ----------
OPERATING MARGIN                                  ---       121,619       20,458             ---        142,077

Depreciation and amortization                     206        27,172        1,727             ---         29,105
General and administrative expenses               ---        37,840        2,773             ---         40,613
                                              -------    ----------     --------       ---------     ----------
OPERATING INCOME                                 (206)       56,607       15,958             ---         72,359

Equity earnings                                67,976        12,658          434         (68,410)        12,658
Interest expense                               (3,668)      (14,681)      (1,429)            ---        (19,778)
Other income and (deductions),net                (257)         (962)        (175)            ---         (1,394)
                                              -------    ----------     --------       ---------     ----------
Income before income taxes                     63,845        53,622       14,788         (68,410)        63,845
Income tax provision                           19,679        19,840        5,472         (25,312)        19,679
                                              -------    ----------     --------       ---------     ----------
NET INCOME (LOSS)                             $44,166    $   33,782     $  9,316       $ (43,098)    $   44,166
                                              =======    ==========     ========       =========     ==========

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1997
                                (IN THOUSANDS)

                                                                  NON-GUARANTOR
                                         PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ----------  -----------  --------------  --------------  -------------


Net income (loss)                      $   36,742   $ 52,223     $ (7,866)    $ (44,357)    $   36,742
Items not affecting cash flow from
   operating activities:
   Depreciation and
    amortization                            1,479     46,184        1,954           ---         49,617
   Equity earnings, net of
    distributions                         (58,582)    (6,627)       2,026        58,582         (4,601)
   Risk-management
    activities                                ---      5,655          ---           ---          5,655
   Deferred taxes                          (8,592)       ---          ---           ---         (8,592)
   Other                                    6,578    (14,663)       3,597           ---         (4,488)
Changes in working capital, net           248,378    (94,470)     (45,019)      (14,246)        94,643
Other, net                                 (2,582)      (195)       1,221            21         (1,535)
                                       ----------   --------     --------     ---------     ----------
Operating activities cash
 flow                                     223,421    (11,893)     (44,087)          ---        167,441
                                       ----------   --------     --------     ---------     ----------
Capital expenditures                       (1,900)   (64,569)     (16,609)          ---        (83,078)
Business acquisitions, net
 of cash acquired                        (780,085)     2,147       62,349           ---       (715,589)
Investment in affiliates                      ---    (31,609)       4,772           ---        (26,837)
Proceeds from asset sales                     ---    154,063          ---           ---        154,063
Other, net                                    (52)    (2,725)        (418)          ---         (3,195)
                                       ----------   --------     --------     ---------     ----------
Investing activities cash
 flow                                    (782,037)    57,307       50,094           ---       (674,636)
                                       ----------   --------     --------     ---------     ----------
Proceeds from long-term
 borrowings                             1,119,000        ---          ---           ---      1,119,000
Repayments of long-term
 borrowings                              (758,000)       ---          ---           ---       (758,000)
Proceeds from sales of
 securities                               202,053        ---          ---           ---        202,053
Dividends and other
 distributions, net                        (3,955)       ---          ---           ---         (3,955)
                                       ----------   --------     --------     ---------     ----------
Financing activities cash
 flow                                     559,098        ---          ---           ---        559,098
                                       ----------   --------     --------     ---------     ----------
Net change in cash and
 equivalents                                  482     45,414        6,007           ---         51,903
Cash and equivalents,
 beginning of
    period                                    ---     50,209          ---           ---         50,209
                                       ----------   --------     --------     ---------     ----------
Cash and equivalents, end
 of period                             $      482   $ 95,623     $  6,007     $     ---     $  102,112
                                       ==========   ========     ========     =========     ==========

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1996
                                (IN THOUSANDS)


                                                                           NON-GUARANTOR
                                                  PARENT     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ----------  -----------  --------------  --------------  -------------
Net income (loss)                               $  44,166   $ 33,782     $  9,316        $(43,098)     $  44,166
Items not affecting cash flow from
   operating activities:
   Depreciation and amortization                      206     27,172        1,727             ---         29,105
   Equity earnings, net of
    distributions                                 (67,976)   (12,546)         ---          67,976        (12,546)
   Risk-management activities                         ---      2,969          ---             ---          2,969
   Deferred taxes                                  17,943        ---            1             ---         17,944
   Other                                            3,255     (2,044)      (3,255)            ---         (2,044)
Changes in working capital, net                    46,460    (65,549)      53,551         (24,939)         9,523
Other, net                                           (786)    (2,934)       1,243              61         (2,416)
                                                ---------   --------     --------        --------      ---------
Operating activities cash flow                     43,268    (19,150)      62,583             ---         86,701
                                                ---------   --------     --------        --------      ---------
Capital expenditures                                 (263)   (18,253)      (8,404)            ---        (26,920)
Business acquisitions, net
 of cash acquired                                     ---        ---          ---             ---            ---
Investment in affiliates                              ---        (22)       4,411             ---          4,389
Proceeds from asset sales                             ---        ---          ---             ---            ---
Other, net                                            ---     13,900          600             ---         14,500
                                                ---------   --------     --------        --------      ---------
Investing activities cash flow                       (263)    (4,375)      (3,393)            ---         (8,031)
                                                ---------   --------     --------        --------      ---------
Proceeds from long-term borrowings                608,000        ---          ---             ---        608,000
Repayments of long-term borrowings               (648,000)       ---          ---             ---       (648,000)
Proceeds from sales of securities                     858        ---          ---             ---            858
Dividends and other distributions, net             (3,825)       444          ---             ---         (3,381)
                                                ---------   --------     --------        --------      ---------
Financing activities cash flow                    (42,967)       444          ---             ---        (42,523)
                                                ---------   --------     --------        --------      ---------
Net change in cash and equivalents                     38    (23,081)      59,190             ---         36,147
Cash and equivalents, beginning of
   period                                               6     65,781      (49,521)            ---         16,266
                                                ---------   --------     --------        --------      ---------
Cash and equivalents, end of period             $      44   $ 42,700     $  9,669        $    ---      $  52,413
                                                =========   ========     ========        ========      =========

NOTE 10 -- RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No 130, "Reporting Comprehensive Income" ("Statement No. 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131").

Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full-set of general purpose financial statements. Statement 130 requires that all items that are recognized under accounting standards as components of comprehensive income, as defined, be reported in a financial statement with the same prominence as other financial statements and that disclosure be made of an amount representing total comprehensive income for the period. The objective of Statement No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The new statement is effective for annual periods ending after December 15, 1997, and comparative information for earlier years is to be restated.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996

Statement No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 supersedes or amends existing authoritative literature governing segment reporting, reporting of significant customers, reporting of geographic operations and reporting of previously unconsolidated subsidiaries. The new statement is effective for annual periods ending after December 15, 1997, and comparative information for earlier years is to be restated. The Statement need not be applied to interim financial statements in the initial year of its application. Early adoption of the Statement is encouraged.

The Company is assessing the impact Statements No. 130 and No. 131 will have on its financial disclosures, if any, and intends to adopt the provisions of such statements within the timeframe and in accordance with the requirements provided by each statement.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NGC Corporation included elsewhere herein and with the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996.

GENERAL

Company Profile

NGC is a leading North American marketer of natural gas, natural gas liquids, crude oil and power and is engaged in electric power generation and natural gas gathering, processing and transportation through direct and indirect ownership of cogeneration and other electric power producing facilities and ownership and operation of natural gas processing plants, storage facilities and pipelines. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a reliable energy commodity and service provider.

From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances with certain of its shareholders resulting in the formation of a midstream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc., a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation. On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates (collectively "Chevron") whereby substantially all of Chevron's midstream assets were merged with NGC ("Chevron Combination"). Finally, in June 1997, NGC acquired all of the outstanding shares of Destec Energy, Inc. ("Destec"), a leading independent power producer. By virtue of the growth of NGC's core businesses combined with the synergies derived from the aforementioned transactions, NGC has established itself as an industry leader providing quality, competitively priced energy products and services to customers throughout North America and in the United Kingdom.

NGC is a holding company that conducts principally all of its business through its subsidiaries. Currently, the Company has two primary business segments: the natural gas and power marketing segment ("Marketing") and the natural gas liquids, crude oil and gas transmission segment ("Liquids").

Recent Developments

On June 30, 1997, NGC announced it had closed its acquisition of Destec Energy, Inc. ("Destec"), one of the largest independent producers of electricity in the world, in a deal valued at $1.26 billion, or $21.65 per share of Destec common stock. Simultaneous with this acquisition, NGC sold Destec's international facilities and operations to The AES Corporation for $436 million. In July and August 1997, the Company consummated a sale of Destec's interest in Tiger Bay and a sale of certain oil, gas and lignite reserves, respectively, and is currently actively negotiating the sale of its interests in two additional power generating facilities. Aggregate proceeds from these transactions is expected to approximate $382.8 million and such amount is classified in the accompanying balance sheet as assets held for sale. These asset sales are part of the planned divestiture of non-strategic domestic assets contemplated as an integral part of the Destec acquisition.

Destec is in the business of developing, operating and managing projects which produce electricity, thermal energy and syngas. Its business strategy will continue to be based on being the low-cost producer of electric power and will actively expand and strengthen its position as a developer, operator and marketer of power. Following the aforementioned asset dispositions, Destec will have interests in fourteen partnerships, each formed to build, own and operate electric power generating facilities, and will own and operate two cogeneration plants and one coal gasification facility. The majority of the power generating facilities owned directly or indirectly by Destec are cogeneration plants. The combined gross capacity of these facilities is approximately 2,114 megawatts of electricity and over 2.3 million pounds per hour of steam. Natural

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


synergies related to the acquisition include the integration of Destec's electricity, thermal energy and natural gas marketing activities with NGC's existing power marketing business, conducted through Electric Clearinghouse, Inc. ("ECI"), and the introduction of Destec's customers to the variety of dependable energy products and services provided by other NGC businesses. NGC expects the expertise of Destec's personnel, displayed through proven knowledge of power technology and engineering and experience in development, construction and operation of power facilities, to provide a platform for expansion of its power generating business worldwide.

On June 10, 1997, the Company announced that it and NICOR, Inc. had formed a joint venture, NICOR Energy, L.L.C., to offer a variety of energy services to industrial, commercial and residential customers in the Midwest. Natural gas, electricity and related retail services will be marketed by the joint venture, which will be headquartered in Chicago, Illinois.

In June 1997, the Company and NOVA Corporation ("NOVA") completed the restructuring of the companies' Canadian natural gas operations formally executed through Novagas Clearinghouse Ltd. ("NCL"), a joint venture between NGC and NOVA. Pursuant to the agreements, NGC acquired NCL's natural gas marketing business, excluding the natural gas aggregation business of Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NCL and sold its aggregate 49.9 percent interest in NCL to NOVA Gas International, a subsidiary of NOVA. NOVA assumed full ownership of NCL's gathering and processing business and the operations of Pan-Alberta. NGC and NOVA will pursue separate midstream asset businesses in Canada with NGC operating its Canadian marketing and midstream asset businesses under the name NGC Canada, Inc. ("NGC Canada"), a wholly owned subsidiary of NGC.

On May 1, 1997, NGC Canada and Consumersfirst, a subsidiary of IPL Energy, signed an agreement-in-principle to market energy products and services to Canadian industrial, commercial and residential customers through a retail alliance. The venture, headquartered in Toronto, Canada, will initially supply natural gas to its customers with the expectation of expanding to other commodities and services currently marketed by NGC.

In early May 1997, Centrica and the Company completed a restructuring of Accord Energy Limited ("Accord") by converting certain common stock interests in Accord to participating preferred stock interests as of an effective date of January 1, 1997. Centrica and the Company own 75 percent and 25 percent, respectively, of the outstanding participating preferred stock shares of Accord. As part of the reorganization, Centrica will operate Accord while NGC obtained the right to market natural gas, gas liquids and crude oil in the United Kingdom, which will occur through its wholly owned subsidiary NGC UK Limited ("NGC UK"). In addition, as part of the reorganization, NGC UK acquired Accord's existing crude oil marketing business effective July 1, 1997.

Uncertainty of Forward-Looking Statements and Information

This quarterly report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", "believes" and "expect" are intended to identify forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on NGC's results of operations and financial condition are: (i) competitive practices in the industries which NGC competes, (ii) fluctuations in energy commodity prices which have not been hedged or which are inconsistent with NGC's open position, if any, in its energy marketing activities, (iii) environmental liabilities to which NGC may become subject in the future which are not covered by indemnity or insurance, and (iv) the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general and NGC's operations in particular.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


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

Operating margins associated with the Liquids segment's natural gas gathering, processing and fractionation activities are sensitive to changes in NGL prices principally as a result of contractual terms under which products are sold by these businesses. However, the Liquids segment's operating margin is relatively insensitive to fluctuations in natural gas prices as a result of the mitigating impact of fuel costs and residue gas sales. Commodity price fluctuations can have a significant impact on the operating margins derived from the Liquids segment's NGL and crude oil marketing businesses. In order to manage its exposure to price risks in its Liquids' businesses, the Company, from time to time, will enter into financial instrument contracts to hedge purchase and sale commitments and/or inventories.

Fuel costs, principally natural gas, represent the primary variable cost impacting margins of the power generating facilities acquired in the Destec acquisition. Historically, operating margins at Destec's facilities have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current or index natural gas price and, therefore, revenues adjust directionally with changes in natural gas prices.

Seasonality

NGC's revenue and operating margin are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, NGLs and crude oil. Marketing's sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Liquids is also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. NGL prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business typically experiences higher volumes and prices in the fall and winter months due to greater demand for crop-drying and space-heating requirements. The Company's electricity generating facilities generally experience peak demand during the summer cooling season.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996



RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international financial and operating statistics for the Company's segments and subsegments for the three- and six-month periods ended June 30, 1997 and 1996, respectively. The financial and statistical information reflected in the accompanying condensed consolidated statements of operations and in the following table do not include any amounts attributable to the operations of Destec. The results of operations of the acquired Destec assets will be consolidated with NGC's existing operations beginning July 1, 1997, in accordance with the purchase method of accounting.


                                                            THREE-MONTHS           SIX-MONTHS
                                                         -------------------  ---------------------
                                                         1997 (1)     1996     1997 (1)     1996
                                                         ---------  --------  ----------  ---------
                                                                     ($US IN THOUSANDS)

OPERATING MARGIN:
  NATURAL GAS AND POWER MARKETING SEGMENT                $ 43,502    $ 8,306   $ 63,030    $ 54,422
  NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION
   SEGMENT:
    Natural Gas Processing - Field Plants                  34,331     17,704     83,658      35,250
    Natural Gas Processing - Straddle Plants                9,119      7,587     12,741      16,154
    Fractionation (2)                                       5,444      3,787     11,526       5,859
    Natural Gas Liquids Marketing                               5      5,111    (16,330)     12,939
    Crude Oil Marketing                                       470      4,834       (529)      7,298
    Natural Gas Gathering and Transmission                  4,740      4,387      8,894       9,608
    Other                                                     156        279      2,124         547
                                                         --------    -------   --------    --------
                                                         $ 97,767    $51,995   $165,114    $142,077
                                                         ========    =======   ========    ========

OPERATING STATISTICS:
    Natural Gas Marketing (Bcf/d)
        U.S. Sales Volume (3)                                 6.2        3.1        6.2         3.5
        Canadian Sales Volumes (4)                            1.6        ---        ---         ---
        United Kingdom Sales Volume (5)                       0.1        ---        0.1         ---
    Electric Power Marketing - Million
     Megawatt Hours Sold                                     16.6        2.1       34.0         4.6
    Natural Gas Liquids Processed -
        Field Plants (MBbls/d - Gross)                       83.8       45.1       82.1        43.7
        Straddle Plants (MBbls/d - Gross)                    46.9       33.0       47.6        26.8
    Fractionation - Barrels Received for
     Fractionation (MBbls/d) (2)                            172.0      116.5      160.9       110.6
    NGL Marketing - Sales Volumes (MBbls/d)                 382.7      148.3      403.3       153.1
    Crude Oil Marketing - Sales Volumes (MBbls/d)           176.4      103.5      164.2       102.8
-------------------------------------------

(1) The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective September 1, 1996.
(2) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.
(3) Includes 0.2 and 0.1 Bcf/d in inter-company gas sales for the three- and six-month periods ended June 30, 1997 and 1996, respectively.
(4) Represents volumes sold by NGC Canada, Inc. for the three-month period ended June 30, 1997. Volumes sold by NCL prior to the reorganization are not comparable.
(5) Represents volumes sold by NGC UK Ltd. for the three- and six-month periods ended June 30, 1997. Volumes sold by Accord prior to the reorganization are not comparable.


THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

For the quarter ended June 30, 1997, NGC realized net income of $32.1 million, or $0.19 per share, on revenues of $2.7 billion. This compares with net income of $13.8 million, or $0.12 per share, on total revenue of $1.2 billion reported in the second quarter of 1996. Current period results include an after-tax benefit of $4.9 million, or $0.03 per share, related to the gain on sale of the Company's interest in NCL, and certain adjustments to previous gas marketing sales accruals and gas liquids purchase accruals.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


Consolidated operating margin for the second quarter of 1997 totaled $97.8 million as compared to $52.0 million in the corresponding 1996 period reflecting higher volumes and margins in the gas and power marketing segment, increased volumes associated with the acquisition of Chevron's Natural Gas Business Unit in September 1996, as well as the accrual adjustments previously mentioned. Marketing contributed $43.5 million to the 1997 consolidated operating margin, compared to $8.3 million reported a year ago; whereas, Liquids contributed an aggregate $54.3 million to the consolidated operating margin or $10.6 million more than the $43.7 million reported in 1996. Operating income totaled $34.8 million in the second quarter of 1997 compared with $18.7 million in the comparable 1996 period, an increase of $16.1 million, reflecting the aforementioned increase in consolidated operating margin offset by increases in both depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense results principally from the depreciable assets acquired in the Chevron Combination, which was effective September 1, 1996, as well as the continued expansion of the Company's depreciable asset base resulting from other acquisitions and capital projects completed during the four quarters in the period ended June 30, 1997. The incremental increase in general and administrative expenses period to period principally result from the Chevron acquisition, the restructuring of the Company's businesses in Canada and the United Kingdom, the expansion of ECI's operations and the growth of Global Energy's operations.

NGC's quarterly results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $13.4 million to second quarter 1997 pre-tax income compared to $8.1 million during the comparable 1996 period. The increase in equity earnings of $5.3 million period to period includes an aggregate $5.2 million attributed to the Company's investments in the West Texas LPG Pipeline Partnership, acquired in the Chevron Combination, and the Venice Gas Processing Company, a limited partnership formed by NGC and Chevron effective November 1, 1996, offset by lower aggregate equity earnings in 1997 as compared to 1996 from the Company's investments in Accord and NCL. NGC restructured its investment in Accord effective January 1, 1997, converting its 49 percent common stock interest in Accord to a 25 percent participating preferred stock interest. Management expects equity earnings accruing to the Company from its participating preferred stock interest to be materially the same in the last half of 1997 as compared to amounts reported in the second half of 1996. Effective April 1, 1997, the Company sold its 49.9 percent interest in NCL and, as a result, there were no equity earnings accruing to the Company from this investment during the 1997 period.

Interest expense totaled $13.2 million for the quarter ended June 30, 1997, compared with $9.1 million for the equivalent 1996 period. The increase of $4.1 million is attributed to higher average outstanding principal amounts in 1997 resulting primarily from debt assumed in and resulting from the Chevron Combination and advances in June 1997 on the Company's credit facility to finance the Destec acquisition. Additionally, principally as a result of the effective rate of certain debt assumed in the Chevron Combination and the impact of changes in market rates on the Company's variable rate indebtedness period to period, the average effective interest rate accruing on the aggregate of the outstanding indebtedness was higher during the 1997 period as compared to the 1996 quarter.

Other income and expenses, net totaled $10.2 million in the quarter ended June 30, 1997. The 1997 amount includes the pre-tax gain attributed to the aforementioned sale of the 49.9 percent interest in NCL. The remaining amounts of other income and expense in both periods consist of interest income, minority interests in consolidated subsidiaries and certain other non-recurring income and expense items. During the period, the Company sold $200 million of 8.316 percent Company Obligated Preferred Securities of a Subsidiary Trust ("Securities") and the accumulated distributions attributable to these Securities are accounted for as minority interest in income of a subsidiary in the condensed consolidated statements of operations.

The Company reported an income tax provision of $11.4 million for the three-month period ended June 30, 1997, representing an effective tax rate of 26 percent, compared to an income tax provision of $3.4 million and an effective rate of 20 percent for the equivalent 1996 period. The difference between the aforementioned effective rate and the statutory rate of 35 percent for the three-month period ended June 30, 1997, results principally from permanent differences attributable to amortization of certain intangibles, state income taxes and the tax effect of the sale of the NCL interest. The difference between the aforementioned effective rate and the statutory rate of 35 percent for the three-month period ended June 30, 1996, results

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


principally from a refund received related to foreign taxes paid on dividends received from Accord, permanent differences attributable to amortization of certain intangibles, permanent differences arising from the effect of certain foreign equity investments and state income taxes.

NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin for the three-month period ended June 30, 1997, totaled $43.5 million compared with $8.3 million in the same 1996 period. Included in the 1997 quarterly operating margin is a $22.5 million benefit resulting from adjustments related to a reconciliation and true-up to actual results of certain accruals made in prior periods for price and volumes. Total natural gas volumes sold in North America, including Clearinghouse and NGC Canada, Inc., increased to 7.8 billion cubic feet per day from 3.1 billion cubic feet per day during last year's second quarter, principally as a result of the Chevron Combination and the inclusion of volumes sold by NGC Canada, Inc. Excluding the accrual to actual adjustments, average unit margins in North America were approximately $0.03 per thousand cubic feet in each quarterly period. ECI continued to improve its sales volumes dramatically, selling 16.6 million megawatt hours during the quarter, an increase of 14.5 million megawatt hours period to period. ECI also improved its per unit margins period to period principally as a result of an improved operating environment resulting from the continued deregulation of the electric power industry.

Marketing's business strategy includes expansion of relationships with existing LDCs and industrial customers as a means for expanding its customer base. The segment continues to execute its strategy of not competing with LDCs and will initiate additional retail programs through alliances with strategic partners. The additional retail alliances will be patterned after the previously announced NICOR alliance in Chicago, Illinois, and the Consumersfirst alliance in Toronto, Canada. In addition, the segment expects to capitalize off the synergies provided by the Destec acquisition in expanding sales efforts to industrials, expanding and enhancing its Integrated Energy Management Services and expanding its power generation asset base.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids reported a second quarter 1997 operating margin of $54.3 million, representing an increase of $10.6 million over operating margins reported in the equivalent 1996 period. The increase in operating margin was principally the result of higher production volumes from the Warren Petroleum gas processing plants and improved profitability in the Company's fractionation operations, offset by lower results from the NGL and crude oil marketing businesses. Included in the 1997 quarterly NGL marketing results is a $4.2 million charge representing an adjustment to actualize prior cost accruals.

Operationally, the segment's businesses reflected significantly improved volumes period to period. Liquids production volumes increased 67 percent this quarter to 130.7 thousand barrels per day from 78.1 thousand barrels per day in the second quarter last year, principally as a result of the inclusion of the processing facilities acquired in the Chevron Combination. NGL marketing volumes sold increased from 148.3 thousand barrels per day in the 1996 quarter to 382.7 thousand barrels per day in 1997. Barrels received for fractionation increased
55.5 thousand barrels per day to 172.0 thousand barrels per day during the 1997 quarter. Crude oil volumes increased 70 percent period to period, from 103.5 thousand barrels a day in 1996 to 176.4 thousand barrels a day in 1997 principally as a result of the acquisition of Canada-based Wilmar Energy and the expansion of the domestic base business.

The Liquids segment's business strategy is predicated on being a low cost producer of energy products. The integration of the assets acquired in the Trident and Chevron Combinations has resulted in improved capacity utilization and enhanced operating performance. The segment continues to actively address cost containment initiatives at existing facilities, pursue asset acquisitions and/or construct assets, when it is considered economically and strategically appropriate in order to align its operations with other commercial aspects of NGC's business. In addition, the segment is pursuing acquisitions, strategic alliances and/or joint ventures in order to capitalize on new gas production in the Gulf of Mexico.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


Internationally, the Company, principally through its wholly owned subsidiary NGC Global Energy, Inc., will pursue economically viable near term strategic opportunities. The intent of the strategy is to expand the multi-commodity Energy Store concept in selected international locations and it is likely the Company will leverage off foreign investments held by its major shareholders as a means for initiating most of these near term projects.

SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

For the six-months ended June 30, 1997, NGC realized net income of $36.7 million, or $0.22 per share, on revenues of approximately $6 billion. This compares with net income of $44.2 million, or $0.37 per share, on total revenue of $2.8 billion reported in the same 1996 period. Current period results include an aggregate after-tax charge related to certain special items of $13.8 million, or $0.08 per share, attributed to the combination of lower-of-cost-or-market writedowns of the Company's NGL liquids and crude oil inventories, a hedging-related loss, recognition of a reserve related to the Company's investment in Avoca Natural Gas Storage ("Avoca") and an adjustment to increase NGL Marketing's cost of sales for a true-up to actual of prior accruals offset by the gain on sale of the Mont Belvieu I fractionation facility, the gain on sale of NGC's interest in NCL and an adjustment to reduce gas marketing's cost of sales for a true-up to actual of prior accruals. Normalized earnings for the 1997 quarter, which exclude the aforementioned charges and gains, totaled $50.5 million, or $0.30 per share. Cash flow provided by operating activities increased $80.7 million to $167.4 million during the 1997 period as compared to the $86.7 million reported in the first six months of 1996.

Consolidated operating margin for the first six months of 1997 totaled $165.1 million, which is net of $18.1 million of pre-tax charges related to the aforementioned special items, as compared to $142.1 million for the corresponding 1996 period. Marketing contributed $63.0 million to the 1997 consolidated operating margin, compared to $54.4 million reported a year ago; whereas, Liquids contributed an aggregate $102.1 million to the consolidated operating margin or $14.4 million more than the $87.7 million reported in 1996. Operating income totaled $50.6 million for the six-months ended June 30, 1997, compared to $72.4 million in the comparable 1996 period. The decrease of $21.8 million reflects the aforementioned increase in consolidated operating margin, which was more than offset by the aggregate increase in depreciation and amortization and general and administrative expenses. The increases in depreciation and amortization expense and general and administrative expenses result principally from the same reasons and circumstances that impacted these items during the three-months ended June 30, 1997, discussed previously.

NGC's results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $26.8 million to pre-tax income during the 1997 period, more than doubling the $12.7 million reported during the comparable 1996 period. The increase in equity earnings of $14.1 million period to period includes an aggregate $9.4 million attributed to the Company's investments in the West Texas LPG Pipeline Partnership, acquired in the Chevron Combination, and the Venice Gas Processing Company, a limited partnership formed by NGC and Chevron effective November 1, 1996. In addition, NGC's investment in its foreign joint venture affiliates, NCL and Accord, combined to contribute $12.6 million to equity earnings during the 1997 period as compared to $10.7 million during the 1996 period. As previously discussed, NGC has reorganized its interest in Accord and sold its interest in NCL. NGC's other equity investments contributed approximately $4.8 million to equity earnings in 1997 compared to approximately $2 million during the same 1996 period.

Interest expense totaled $27.9 million for the six-month period ended June 30, 1997, compared to $19.8 million for the equivalent 1996 period. The increase of $8.1 million is principally attributed to the debt assumed in and resulting from the Chevron Combination and, to a lesser degree, higher average outstanding principal amounts in 1997 as compared to 1996 resulting from advances on the Company's credit facility related to the funding of the Destec acquisition.

Other income and expenses, net was immaterial to the six-month periods ended June 30, 1997 and 1996, respectively. As discussed previously, the Company sold $200 million of Securities during the period and the accumulated distributions attributable to these Securities are reported as minority interest in income of a subsidiary in the condensed consolidated statements of operations.

The Company reported an income tax provision of $11.3 million for the six-month period ended June 30, 1997, representing an effective tax rate of 24 percent, compared to an income tax provision of $19.7 million and an effective rate of 31 percent

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


for the equivalent 1996 period. Differences between the aforementioned effective rates and the statutory rate of 35 percent for each of the six-month periods ended June 30, 1997 and 1996, respectively, result principally from the same factors impacting the effective rates for the three-month periods ended June 30, 1997 and 1996, previously discussed.

NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin for the six-month period ended June 30, 1997, totaled $63.0 million compared with $54.4 million in the same 1996 period. Included in the 1997 period operating margin is an $8.8 million benefit resulting from adjustments related to a reconciliation and true-up to actual results of certain accruals made in prior periods for price and volumes. Total domestic natural gas volumes sold, increased to 6.2 billion cubic feet per day from 3.5 billion cubic feet per day during the first half of last year, principally as a result of the Chevron Combination. Gas marketing volumes for the six-months ended June 30, 1997 and 1996, respectively, are exclusive of Canadian marketing volumes as such data is not comparable period to period as a result of the sale of the NCL interest. Excluding the accrual to actual adjustments, average domestic unit margins approximate $0.05 per thousand cubic feet during the 1997 period as compared to approximately $0.09 unit margins during the 1996 period, which include the operating margin earned by the Company during the extremely cold winter last year. ECI continued to improve its sales volumes dramatically, selling 34.0 million megawatt hours during the first six months of 1997, an increase of almost 30 million megawatt hours period to period.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids operating margin of $102.1 million for the 1997 period, reflects an increase of $14.4 million over the same 1996 period. Included in the 1997 period are the charges related to the aforementioned inventory writedowns, the hedge-related loss and the actualization of cost accruals totaling $26.9 million, on a pre-tax basis. The increase in operating margin was principally the result of higher production volumes from the Warren Petroleum gas processing plants and improved profitability in the Company's fractionation operations, offset by lower results from the NGL and crude oil marketing businesses principally as a result of the first quarter charges.

Operationally, the segment's businesses reflected significantly improved volumes period to period principally as a result of the Chevron Combination. Aggregate NGL processing volumes more than doubled period to period averaging 129.7 thousand gross barrels per day as compared to 70.5 thousand barrels per day in 1996. Barrels received for fractionation increased 50.3 thousand barrels per day to 160.9 thousand barrels per day during the 1997 period. NGL marketing volumes increased from 153.1 thousand barrels per day in the 1996 period to
403.3 thousand barrels per day in 1997 and crude oil sales volumes increased
61.4 thousand barrels per day period to period.

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

Operating Cash Flow

Cash flow from operating activities totaled $167.4 million during the first six months of 1997, an improvement of $80.7 million over the amount reported in the 1996 period reflecting an improved working capital position offset by lower net income. Significant items impacting reported cash flow from operations in the 1997 period as compared to the 1996 period include the inventory writedowns, the Avoca reserve, gains on the sale of the Mont Belvieu I fractionator and the 49.9 percent interest in NCL and higher equity earnings, net of cash distributions period to period. The improved working capital position reflects the monetization of the winter marketing sales activities and the reduction of discretionary inventory volumes during the period. Changes in other working capital accounts, which include prepayments, other current assets and accrued

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts from period to period reflect changes in facts or changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

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

Destec Acquisition

On June 30, 1997, NGC announced it had closed its acquisition of Destec in a deal valued at $1.26 billion, or $21.65 per share of Destec common stock. Simultaneous with this acquisition, NGC sold Destec's international facilities and operations to The AES Corporation for $436 million. NGC's closing commitment relative to this transaction approximated $718 million, including transaction costs and net of Destec cash acquired at closing and the proceeds from the sale of Destec's international facilities and operations to The AES Corporation. NGC financed a majority of its closing commitment through an interim bank facility arranged as a separate tranche to the existing NGC Corporation Credit Agreement ("Credit Agreement"). The interim financing agreement has a two year term and financial covenants that are consistent with those contained in the Credit Agreement. In July and August 1997, the Company consummated a sale of Destec's interest in Tiger Bay and a sale of certain oil, gas and lignite reserves, respectively, and is currently actively negotiating the sale of its interests in two additional power generating facilities. Aggregate proceeds from these transactions is expected to approximate $382.8 million. These asset sales are part of the planned divestiture of non-strategic domestic assets contemplated as an integral part of the Destec acquisition. Proceeds from the sale of these assets will be used to reduce outstanding indebtedness under the Credit Agreement. The Company is continuing to explore other opportunities to monetize its investment in certain assets acquired from Destec if, and when, it is determined that such divestitures are economically and strategically appropriate.

Company Obligated Preferred Securities of a Subsidiary Trust

During May 1997, NGC Corporation Capital Trust I ("Trust") issued in a private transaction $200 million aggregate liquidation amount of 8.316 percent Subordinated Capital Income Securities ("Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Securities in an equivalent amount of
8.316 percent Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. Proceeds from issuance of the Securities were used to reduce outstanding principal under the Credit Agreement.

The Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures as allowed by the associated indenture. The Subordinated Debentures are redeemable, at the option of the Company, in whole at any time or in part from time to time, at formula-based redemption prices, as defined. The Subordinated Debentures represent unsecured obligations of the Company and rank subordinate and junior in right of payment to all Senior Indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the Securities the obligations of the Trust as described in the indenture ("Guarantee"). Distributions on the Securities are payable each June 1 and December 1, coinciding with the interest payment due dates on the Subordinated Debentures, commencing December 1, 1997. The periodic distributions accruing at an annual rate of 8.316 percent of the aggregate liquidation amount are recorded as minority interest in income of a subsidiary in the Company's condensed consolidated statements of operations. So long as no Debenture Event of Default, as defined, has occurred and continues, the Company has the right to defer the

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996


payment of interest on the Subordinated Debentures for any Extension Period elected by the Company, which period cannot extend beyond 10 consecutive semi-annual periods, end on a date other than an Interest Payment Date or extend beyond the Stated Maturity Date.

Capital Expenditures and Investing Activities

During the six months of 1997, the Company spent $83.1 million, principally on acquisitions of additional interests in gas processing facilities, pipelines and other midstream assets, on capital improvements at existing facilities and on capital additions at the Company's new headquarters. The Company also invested $26.8 million in its unconsolidated affiliates, principally for amounts committed to Venice. During the period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an agreement reached with the Federal Trade Commission related to the Chevron Combination. Further, NGC sold its 49.9 percent interest in NCL and acquired NCL's existing gas marketing business, as part of the restructuring of that investment. Aggregate net proceeds from the two dispositions approximated $154 million and NGC paid approximately $4 million for NCL's gas marketing business. During the first six months of 1996, the Company spent $26.9 million, principally for the acquisition of LPG Services, Inc. and capital improvements at existing facilities. Also in that period, the Company received a payment of $4.6 million from Avoca representing a return of capital and a $14.5 million payment from a third party representing partial payment for certain contracts related to a processing facility.

Dividend Requirements and Stock Repurchases

NGC declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. During the six-month periods ended June 30, 1997 and 1996, the Company paid approximately $4 million and $3.4 million in cash dividends, respectively.

During the quarter ended June 30, 1997, the Company repurchased 59,900 shares of its common stock in open market transactions at a cost of $935,000.

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

On March 14, 1995, the Company entered into the Credit Agreement, which established a five-year $550 million revolving credit facility. The revolving facility provides for letters of credit and borrowings for working capital, capital expenditures and general corporate purposes of up to $550 million in the aggregate. The $550 million commitment under the revolving facility reduces by $22.5 million each quarter beginning in June 1998 and continuing through maturity. On June 27, 1997, the Credit Agreement was amended to provide, among other things, for the establishment of a new two-year $400 million term loan facility. Proceeds from the $400 million of borrowings under the term loan facility were required to be used solely for the purpose of consummating the Destec acquisition. The Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests.

At June 30, 1997, aggregate principal outstanding under the Credit Agreement and the interim bank facility totaled $680 million. Additionally, as of that date, letters of credit outstanding under the Credit Agreement aggregated $22.0 million and unused borrowing capacity under the Credit Agreement approximated $248 million. The average interest rate applicable to all borrowings under the Credit Agreement approximated 6.02 percent at June 30, 1997.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996



Letter of Credit Agreement

On September 1, 1996, the Company entered into a new credit agreement (the "Letter of Credit Agreement"), which established a 364-day, $300 million letter of credit facility. The Letter of Credit Agreement provides for the issuance of letters of credit in support of the Company's obligation to purchase substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). The Letter of Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. In general, these financial covenants are identical to those contained in the Credit Agreement. At June 30, 1997, amounts outstanding under the Letter of Credit Agreement totaled $211 million.

Senior Notes and Shelf Registration

In October 1996, NGC sold $175 million of 7.625% 30-year Senior Notes due 2026 ("Senior Debentures"). Interest on the Senior Debentures is payable semiannually on April 15 and October 15 of each year. The Senior Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture. On December 15, 1995, the Company sold $150 million of 6.75% Senior Notes due 2005 ("Senior Notes"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year. At June 30, 1997, the Company had $175 million of available debt securities remaining under its $350 million shelf registration.

The Senior Debentures and Senior Notes represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries (collectively the "Guarantors"), as defined in the associated indentures. The wholly owned subsidiaries that have fully and unconditionally guaranteed, on a joint and several basis, the Senior Debentures, are the same wholly owned subsidiaries that have fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes. Such Guarantors are also guarantors under the Credit Agreement and certain of the Guarantors guarantees pursuant to the Senior Debentures, Senior Notes and Credit Agreement are subject to release under certain circumstances. The Company also has direct and indirect subsidiaries that are not guarantors of the Senior Debentures or the Senior Notes.

Chevron Note

As part of the Chevron Combination, NGC assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). The Chevron Note bears interest at 7.95 percent per annum payable semiannually in arrears each February and August. Should Chevron choose not to demand payment of the Chevron Note then principal plus accrued interest is payable in full on August 14, 2004. An unamortized premium balance of $2.8 million associated with the Chevron Note is being amortized using the interest method, resulting in an effective interest rate of 6.4 percent per annum.

Warren NGL, Inc. ("Warren", Formerly Trident NGL, Inc.) Notes

At June 30, 1997, Warren had outstanding $105 million principal amount of 10.25% Subordinated Notes due 2003 (interest payable semi-annually in arrears each April and October) and $65 million principal amount of 14% Senior Subordinated Notes due 2001 (interest payable semi-annually in arrears each February and August). Beginning in 1998, corresponding with the first call dates, the Company may repurchase the Subordinated Notes and Senior Subordinated Notes at 104.5 percent and 107 percent of the principal amount, respectively, with such reacquisition prices reducing as the notes mature. The indentures covering the Subordinated Notes and Senior Subordinated Notes contain covenants that, among other things, require Warren to meet certain financial tests; limit the amount of investments, dividends and asset sales that can be made by Warren; and restrict the ability of Warren and its subsidiaries to incur additional indebtedness, create or permit liens and engage in certain transactions. Although Warren's net assets at June 30, 1997, approximated $382 million, management does not believe that the terms of the indentures materially restrict the ability of Warren to transfer funds to the Company given that Warren is a Subsidiary Guarantor combined with the level of advances made by NGC to Warren.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996



The unamortized premium balance associated with each of the Subordinated Notes and Senior Subordinated Notes represents a fair value adjustment to the aggregate principal balance of the notes recognized as part of the Trident Combination. The unamortized premium balance of $12.6 million at June 30, 1997, is being amortized using the interest method and results in effective interest rates of 8.4 percent and 8.3 percent per annum on the Subordinated Notes and Senior Subordinated Notes, respectively.

                                NGC CORPORATION

                          PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc., Destec Operating Company and San Joaquin CoGen, Inc., wholly owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited (the "Partnership"), a limited partnership in which the Company has a twenty-five percent interest. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by the Partnership's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC
Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and the Partnership in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the lawsuit on May 15, 1997. The proceedings are at a preliminary stage and the parties are currently in the process of initiating discovery. The Company's subsidiaries intend to vigorously defend this action. NGC's management does not expect the ultimate resolution of this lawsuit to have a material adverse effect on the Company's financial position or results of operations.

On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Natural Gas Clearinghouse ("Clearinghouse"), a wholly owned subsidiary of the Company, pursuant to the arbitration provisions of such Contract. On February 26, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleged that Clearinghouse was intentionally delaying the progress of the arbitration, and it requested relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the lawsuit. The hearing date has been postponed several times to allow the parties time to complete discovery, most recently on July 18, 1997, when the hearing was delayed until December 3, 1997. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million and punitive damages. Clearinghouse intends to vigorously defend the Apache suit and arbitration. Based on review of the facts and through consultation with outside counsel, NGC management believes the ultimate resolution of the Apache suit will not have a material adverse effect on the Company's financial position or results of operations, and that any payments eventually made in connection with the arbitration and/or the lawsuit will be substantially less than the amount claimed.

On October 11, 1996, Pan-Alberta Gas Ltd. ("Pan-Alberta") was named in a lawsuit filed in Alberta, Canada, by a group of Canadian producers. The suit alleges that, since 1992, Pan-Alberta has breached contractual, regulatory and fiduciary obligations that resulted in the plaintiffs' being deprived of the best available prices for their natural gas production. The suit asks for damages in an amount to be determined at trial, punitive or exemplary damages of $5 million (in Canadian dollars) and other costs. The plaintiffs' contend in the suit that actual damages may exceed $50 million (in Canadian dollars). Pan-Alberta has indicated their belief that the claims are without merit and the Company expects Pan-Alberta to vigorously defend its position in the case. From the date the lawsuit was filed through the effective date of the sale of its 49.9 percent interest in NCL, NGC indirectly owned Pan-Alberta. As part of the reorganization of NCL, NOVA assumed full ownership of the operations of Pan-Alberta but did not indemnify NGC for this lawsuit. NGC is not currently a party to this lawsuit and NGC's management does not believe that a claim could be successfully asserted against it related to the lawsuit and does not expect the lawsuit to have any effect on NGC's results of operations or financial position.

The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination, the Destec acquisition and in connection with the acquisition of certain gas processing and gathering
facilities from Mesa Operating Limited Partnership.   NGC believes, based on its
review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims which

                                NGC CORPORATION

                          PART II. OTHER INFORMATION

arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect the financial position or results of operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 annual meeting (the "Annual Meeting") of the stockholders of NGC was held on May 14, 1997. The purpose of the Annual Meeting was to consider and vote upon the following proposals:

1. to elect thirteen directors to serve until the 1998 Annual Meeting of Stockholders; and

2. to ratify the selection of Arthur Andersen L.L.P. as independent
   auditors of the Company for the fiscal year ending   December 31, 1997.

The Company's Board of Directors is comprised of thirteen members. At the Annual Meeting, each of the following twelve individuals was re-elected to serve as a director of the Company: C.L. Watson; Stephen J. Brandon; David R. Varney; P. Nicholas Woollacott; C. Kent Jespersen; Jeffrey M. Lipton; Albert Terence Poole; Daniel L. Dienstbier; and J. Otis Winters. Thomas M. Matthews was also elected to serve his first term as a director of the Company at the Annual Meeting.

The following votes were cast with respect to the election of directors:

     NOMINEE                       FOR      WITHHELD
     -------                       ---      --------

     C.L. Watson               146,909,725    502,121
     Thomas M. Matthews        146,913,812    498,034
     Stephen J. Brandon        146,868,312    543,534
     David R. Varney           143,585,728  3,826,118
     P. Nicholas Woollacott    146,868,839    543,007
     C. Kent Jespersen         146,915,239    496,607
     Jeffrey M. Lipton         146,915,239    496,607
     Albert Terence Poole      146,915,239    496,607
     Darald W. Callahan        146,866,439    545,407
     Donald L. Paul            146,868,739    543,107
     Peter J. Robertson        146,866,439    545,407
     Daniel L. Dienstbier      146,914,839    497,007
     J. Otis Winters           146,913,180    498,666

The following votes were cast with respect to the ratification of the selection of Arthur Andersen L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 1997:

             For:                 147,347,426
             Against/Withheld:         16,959
             Abstentions:              47,461
             Broker non-votes:              0

                                NGC CORPORATION

                          PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    The following instruments and documents are included as exhibits to this Form 10-Q.

EXHIBIT
NUMBER                         DESCRIPTION

    2.1  Agreement and Plan of Merger by and among Destec
         Energy, Inc., The Dow Chemical Company, NGC
         Corporation and NGC Acquisition Corporation II dated as of February 17, 1997. (1)

    2.2  Asset Purchase Agreement by and between NGC
         Corporation and The AES Corporation dated as of February 17, 1997. (1)

    2.3 First Amendment to Asset Purchase Agreement and the related schedules dated as of June 29, 1997. (2)

    2.4  Asset Purchase Agreement between Destec Energy, Inc.
         and ECT EOCENE Enterprises, Inc. dated July 1, 1997.
         (2)

    4.1  NGC Corporation Guaranty dated as of June 27, 1997
         (CoGen). (2)

    4.2  NGC Corporation Guaranty dated as of June 27, 1997
         (Wabash). (2)

    4.3  Amended and Restated Credit Agreement dated as of
         June 27, 1997, among NGC Corporation and The First
         National Bank of Chicago, Individually and as Agent,
         The Chase Manhattan Bank and NationsBank of Texas
         N.A., Individually and as Co-Agents, and the Lenders named therein. (2)

    4.4  First Amendment to Letter of Credit Facility
         Agreement dated as of April 23, 1997. (2)

  + 4.5  Subordinated Debenture Indenture between NGC
         Corporation and The First National Bank of Chicago, as Debenture Trustee, dated as of May 28, 1997.

  + 4.6  Amended and Restated Declaration of Trust among NGC
         Corporation, Wilmington Trust Company, as Property
         Trustee and Delaware Trustee, and the Administrative
         Trustees named therein, dated as of May 28, 1997.

  + 4.7 Form of Capital Security certificate originally issued by NGC Corporation Capital Trust I on April
         24, 1997 (included as Exhibit A-1 of Exhibit 4.6).

  + 4.8  Form of certificate for Series A 8.316% Subordinated
         Deferrable Interest Debenture due June 1, 2027
         originally issued by NGC Corporation on May 28, 1997
         (included as Exhibit A of Exhibit 4.5).

  + 4.9  Series A Capital Securities Guarantee executed by NGC
         Corporation and The First National Bank of Chicago, as Guarantee Trustee, dated as of May 28, 1997.

 + 4.10 Common Securities Guarantee of NGC Corporation dated as of May 28, 1997.


                                NGC CORPORATION

                          PART II. OTHER INFORMATION


 + 4.11  Registration Rights Agreement, dated as of May 28,
         1997, among NGC Corporation, NGC Corporation Capital
         Trust I, Lehman Brothers, Salomon Brothers Inc and
         Smith Barney Inc.

-----------------------------

+   Filed herewith.

(1) Incorporated by reference to exhibits to the Annual Report on Form 10-K of NGC Corporation for the Fiscal Year Ended December 31, 1996, Commission File No. 1-11156.

(2) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated June 27, 1997.

(b)  Current Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the quarter-ended June 30, 1997:

     Current Report on Form 8-K, Commission File No. 1-11156, dated June 27, 1997, relating to (i) the June 27, 1997, closing of the merger of Destec Energy, Inc. ("Destec") with and into NGC Acquisition Corporation II (the "Merger") contemplated by the Agreement and Plan of Merger, by and among Destec, the Dow Chemical Company, NGC Corporation ("NGC") and NGC Acquisition Corp. II; (ii) the June 30, 1997, closing of the transactions contemplated by the Asset Purchase Agreement by and between NGC and The AES Corporation ("AES") pursuant to which NGC sold Destec's international facilities and operations to AES for $436 million; and (iii) the July 1, 1997, execution of a definitive agreement to sell certain oil, gas and lignite reserves owned by Destec to ECT EOCENE Enterprises, Inc., an indirect subsidiary of Enron Corp., for $149 million, subject to certain adjustments.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                    NGC CORPORATION



Date:   August 14, 1997             By:  /s/  JOHN U. CLARKE
       ----------------                  -----------------------------------
                                         John U. Clarke, Senior Vice President
                                         and Chief Financial Officer (Principal
                                         Financial Officer and Principal
                                         Accounting Officer)