Form 10-Q
period 1997-09-30
NGC CORP
filed 1997-11-14
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_____________ to ____________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]  NO [_]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 151,663,100 shares outstanding as of November 12, 1997.

                                NGC CORPORATION
                               TABLE OF CONTENTS


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
    September 30, 1997 and December 31, 1996                                   3
  Condensed Consolidated Statements of Operations:
    For the three months ended September 30, 1997 and 1996                     4
  Condensed Consolidated Statements of Operations:
    For the nine months ended September 30, 1997 and 1996                      5
  Condensed Consolidated Statements of Cash Flows:
    For the nine months ended September 30, 1997 and 1996                      6
  Notes to Condensed Consolidated Financial Statements                         7

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                21

 PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  35

  Item 2.  Not Applicable                                                      -

  Item 3.  Not Applicable                                                      -

  Item 4.  Not Applicable                                                      -

  Item 5.  Not Applicable                                                      -

  Item 6.  Exhibits and Reports on Form 8-K                                   36

NGC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                    SEPTEMBER 30,           December 31,
                                                                                         1997                   1996
                                                                                    -------------           ------------
                                                                                     (unaudited)
                                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $   97,161             $   50,209
Accounts receivable, net                                                              1,385,923              1,373,560
Accounts receivable, affiliates                                                         127,227                144,825
Inventories                                                                             192,854                257,005
Assets held for sale                                                                     87,000                    ---
Assets from risk management activities                                                  149,965                 98,433
Prepayments and other assets                                                             84,894                 12,689
                                                                                     ----------             ----------
                                                                                      2,125,024              1,936,721
                                                                                     ----------             ----------

PROPERTY, PLANT AND EQUIPMENT                                                         1,882,622              1,819,811
Less: accumulated depreciation                                                         (186,734)              (128,432)
                                                                                     ----------             ----------
                                                                                      1,695,888              1,691,379
                                                                                     ----------             ----------
OTHER ASSETS:
Investments in unconsolidated affiliates                                                394,241                181,688
Assets from risk management activities                                                  180,741                171,528
Other assets                                                                            385,892                205,494
                                                                                     ----------             ----------
                                                                                     $4,781,786             $4,186,810
                                                                                     ==========             ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                     $1,287,213             $1,305,726
Accounts payable, affiliates                                                             82,857                 39,070
Accrued liabilities                                                                     259,885                117,777
Liabilities from risk management activities                                             127,908                 86,414
                                                                                     ----------             ----------
                                                                                      1,757,863              1,548,987

LONG-TERM DEBT                                                                        1,003,912                988,597

OTHER LIABILITIES:
Liabilities from risk management activities                                             143,169                127,725
Deferred income taxes                                                                   337,438                328,280
Other long-term liabilities                                                             157,482                 76,488
                                                                                     ----------             ----------
                                                                                      3,399,864              3,070,077
                                                                                     ----------             ----------
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                              200,000                    ---

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:   8,000,000
 shares designated as Series A Participating Preferred Stock,
    7,815,363 shares issued and outstanding at September 30, 1997 and
     December 31, 1996                                                                   75,418                 75,418

Common stock, $0.01 par value, 400,000,000 shares authorized:
 151,454,436 shares issued and outstanding at September 30, 1997 and
     149,846,503 shares issued and outstanding at December 31, 1996                       1,514                  1,498

Additional paid-in capital                                                              916,278                896,432
Retained earnings                                                                       199,218                143,385
Less: treasury stock, at cost: 654,900 shares at September 30, 1997                     (10,506)                   ---
                                                                                     ----------             ----------
                                                                                      1,181,922              1,116,733
                                                                                     ----------             ----------
                                                                                     $4,781,786             $4,186,810
                                                                                     ==========             ==========


           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              --------------------
                                                                           1997                  1996
                                                                        ----------            ----------

Revenues                                                                $3,657,456            $1,495,482
Cost of sales                                                            3,546,608             1,413,171
                                                                        ----------            ----------
    Operating margin                                                       110,848                82,311

Depreciation and amortization                                               25,981                17,496
General and administrative expenses                                         40,598                22,901
                                                                        ----------            ----------
    Operating income                                                        44,269                41,914

Equity in earnings of unconsolidated affiliates                             14,233                 4,298
Other income                                                                 1,593                 1,021
Relocation costs                                                               ---                (4,000)
Interest expense                                                           (16,415)              (10,539)
Other expenses                                                              (2,197)                 (840)
Minority interest in income of a subsidiary                                 (4,157)                  ---
                                                                        ----------            ----------
Income before income taxes                                                  37,326                31,854
Income tax provision                                                        12,298                10,402
                                                                        ----------            ----------
Net Income                                                              $   25,028            $   21,452
                                                                        ==========            ==========

Net Income Per Share:

Net income                                                              $   25,028            $   21,452
Less: preferred stock dividends                                                 98                    33
                                                                        ----------            ----------
Net income applicable to common stockholders                            $   24,930            $   21,419
                                                                        ==========            ==========
Net income per common and common equivalent share                            $0.15                 $0.16
                                                                        ==========            ==========
Weighted average number of common and common
   equivalent shares outstanding                                           167,019               135,637
                                                                        ==========            ==========




           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            --------------------------------
                                                               1997                  1996
                                                            ----------            ----------
Revenues                                                    $9,613,875            $4,305,756
Cost of sales                                                9,337,913             4,081,368
                                                            ----------            ----------
    Operating margin                                           275,962               224,388

Depreciation and amortization                                   74,750                46,601
General and administrative expenses                            106,389                63,514
                                                            ----------            ----------
    Operating income                                            94,823               114,273

Equity in earnings of unconsolidated affiliates                 41,036                16,956
Other income                                                    18,660                 3,615
Relocation costs                                                   ---                (4,000)
Interest expense                                               (44,275)              (30,317)
Other expenses                                                 (19,232)               (4,828)
Minority interest in income of a subsidiary                     (5,682)                  ---
                                                            ----------            ----------
Income before income taxes                                      85,330                95,699
Income tax provision                                            23,560                30,081
                                                            ----------            ----------
Net Income                                                  $   61,770            $   65,618
                                                            ==========            ==========

Net Income Per Share:

Net income                                                  $   61,770            $   65,618
Less: preferred stock dividends                                    292                    33
                                                            ----------            ----------
Net income applicable to common stockholders                $   61,478            $   65,585
                                                            ==========            ==========
Net income per common and common equivalent share                $0.37                 $0.53
                                                            ==========            ==========
Weighted average number of common and common
   equivalent shares outstanding                               166,785               123,624
                                                            ==========            ==========




           See notes to condensed consolidated financial statements

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                        ------------------------------------
                                                                                           1997                      1996
                                                                                        -----------                 --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                              $    61,770                 $  65,618
Items not affecting cash flows from operating activities:
 Depreciation and amortization                                                               76,219                    48,101
 Equity in earnings of affiliates, net of cash distributions                                 (2,328)                  (11,104)
 Risk management activities                                                                  (3,808)                  (18,721)
 Deferred income taxes                                                                        2,817                    30,848
 Amortization of bond premium                                                                (5,050)                   (3,270)
 Other                                                                                        1,103                     5,038
Changes in assets and liabilities resulting from operating activities:
 Accounts receivable                                                                        129,129                  (144,151)
 Inventories                                                                                 52,870                   (61,270)
 Prepayments and other assets                                                               (42,209)                    4,549
 Accounts payable                                                                           (84,939)                  152,856
 Accrued liabilities                                                                        100,309                    24,580
Other, net                                                                                   (3,346)                     (580)
                                                                                        -----------                 ---------
Net cash provided by operating activities                                                   282,537                    92,494
                                                                                        -----------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                       (146,892)                  (63,995)
Investment in unconsolidated affiliates, net                                                (28,734)                    4,373
Business acquisitions, net of cash acquired                                                (715,589)                      ---
Proceeds from asset sales                                                                   449,345                       ---
Other, net                                                                                      ---                    14,500
                                                                                        -----------                 ---------
Net cash used in investing activities                                                      (441,870)                  (45,122)
                                                                                        -----------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                                        1,344,000                   893,000
Repayments of long-term borrowings                                                       (1,323,635)                 (930,687)
Proceeds from sale of capital stock, options and warrants                                     4,320                       858
Issuance of company obligated preferred securities of subsidiary trust, net                 198,044                       ---
Treasury stock acquisitions                                                                 (10,506)                      ---
Dividends and other distributions                                                            (5,938)                   (4,769)
                                                                                        -----------                 ---------
Net cash provided by (used in) financing activities                                         206,285                   (41,598)
                                                                                        -----------                 ---------
Net change in cash and cash equivalents                                                      46,952                     5,774
Cash and cash equivalents, beginning of period                                               50,209                    16,266
                                                                                        -----------                 ---------
Cash and cash equivalents, end of period                                                $    97,161                 $  22,040
                                                                                        ===========                 =========



           See notes to condensed consolidated financial statements.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

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

NOTE 2 -- ACQUISITIONS AND DISPOSITIONS

On June 30, 1997, NGC acquired Destec Energy, Inc. ("Destec"), an independent power producer, in a $1.26 billion deal, or $21.65 per share of Destec common stock. Concurrent with this acquisition, NGC sold Destec's international facilities and operations to The AES Corporation for $439 million. NGC financed the transaction through cash on hand and advances on its credit facilities provided by its existing commercial banks. The acquisition related debt is expected to be retired from a combination of cash flows from operations, sales of non-strategic domestic Destec assets, proceeds from issuance of new corporate debt and proceeds from the recently completed issuance of preferred securities of a subsidiary trust. In July and August 1997, the Company consummated a sale of Destec's interest in Tiger Bay, a power generating facility, and a sale of certain oil, gas and lignite reserves, respectively, for aggregate proceeds of $296 million. The Company is continuing to explore other opportunities to monetize its investment in certain assets acquired from Destec if, and when, it is determined that such divestitures are economically and strategically appropriate. These non-strategic assets are classified in the accompanying balance sheet as assets held for sale.

The Destec acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $718 million, inclusive of transaction costs and net of cash acquired, was allocated to the Destec assets acquired and liabilities assumed based on their estimated fair values as of June 30, 1997, the effective date of the acquisition for accounting purposes. The purchase price allocation as presented herein is considered preliminary and is dependent upon subsequent asset sales, if any, and the ultimate resolution of certain pending legal and other contingencies existing at the time of the acquisition. The results of operations of the acquired Destec assets are consolidated with NGC's existing operations beginning July 1, 1997. The following table reflects certain unaudited pro forma information for the periods presented as if the Destec acquisition had occurred on January 1, 1996 (in thousands, except per share data):

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER  30,
                                                 -------------------------------
                                                    1997                 1996
                                                 ---------            ----------
Pro forma revenues                               $9,733,702           $4,514,951
Pro forma net income                             $   61,243           $   71,001
Pro forma net income per share                   $     0.37           $     0.57

In June 1997, the Company and NOVA Corporation ("NOVA") completed the restructuring of the companies' Canadian natural gas operations formerly executed through Novagas Clearinghouse Ltd., Novagas Clearinghouse Limited

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


Partnership and Novagas Clearinghouse Pipelines Limited Partnership (collectively "NCL"), a joint venture between NGC and NOVA. Pursuant to the agreements, NGC Canada Inc. ("NGCCI"), a wholly owned indirect subsidiary of NGC, acquired NCL's natural gas marketing business, excluding the natural gas aggregation business of Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NCL and sold its aggregate 49.9 percent interest in NCL to NOVA Gas International, a subsidiary of NOVA. NOVA assumed full ownership of NCL's gathering and processing business and the operations of Pan-Alberta. The restructuring included amendments to or termination of various agreements between NCL, NGC, NOVA and certain affiliates of both NGC and NOVA. NGC realized a pretax gain on the sale of its interest in NCL of $7.8 million, which is classified as other income in the accompanying condensed consolidated statements of operations for the nine-month period ended September 30, 1997. The acquisition by NGC of NCL's marketing business was accounted for under the purchase method of accounting. Accordingly, the purchase price of $4.0 million, inclusive of transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 1997, the effective date of the acquisition for accounting purposes. NGC and NOVA will pursue separate midstream asset businesses in Canada with NGC operating its Canadian marketing and midstream asset businesses through NGCCI.

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

In connection with the Chevron Combination, NGC agreed with the Federal Trade Commission to divest its ownership in a natural gas liquids fractionation facility and to relinquish operatorship at a second fractionation facility. Effective December 1, 1996, the Company relinquished its role as operator of the Gulf Coast Fractionator ("GCF") facility and on January 1, 1997, the Company sold its interest in the Mont Belvieu I fractionator.

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

On March 3, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". The new statement is effective for interim and annual periods ending after December 15, 1997, and early adoption is not permitted. On a pro forma basis, using the computational guidelines provided in the statement, basic and diluted earnings per share for the three- and nine-month periods ended September 30, 1997 and 1996, would have been as follows:

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                      -------------            -------------
                                      1997    1996             1997    1996
                                      ----    ----             ----    ----
Basic earnings per share              $0.17   $0.17            $0.39   $0.58

Diluted earnings per share            $0.15   $0.16            $0.37   $0.53

NOTE 4 -- INVENTORY

At March 31, 1997, the Company recognized a lower-of-cost-or-market writedown of its NGL and crude oil inventories totaling $15.0 million on a pretax basis. In addition, the Company recognized a pretax charge of $8.3 million resulting from a hedge-related loss. The aggregate charge of $23.3 million is included in cost of sales in the accompanying condensed consolidated statement of operations for the nine-month period ended September 30, 1997.


NOTE 5 -- UNCONSOLIDATED AFFILIATES

At September 30, 1997, NGC's investments in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited ("Accord"), a United Kingdom limited company; an approximate 32 percent interest in Venice Energy Services Company, L.L.C. ("VESCO"); a 38.75 percent partnership interest in GCF; an approximate 28 percent interest in Avoca Natural Gas Storage ("Avoca"); a 25 percent interest in Midstream Barge Company, L.L.C. ("BargeCo"); a 33.33 percent interest in Waskom Gas Processing Company; a 49 percent partnership interest in West Texas LPG Pipeline, Limited Partnership ("West Texas Partnership") and various partnership investments acquired in the Destec acquisition. NGC's investments in BargeCo and the West Texas Pipeline are a result of the Chevron Combination and NGC acquired its interest in VESCO effective November 1, 1996.

As part of the Destec acquisition, NGC acquired interests in fourteen partnerships, each formed to build, own and operate cogeneration facilities.
The Company's interests in these partnerships range from eight to 50 percent. Each partnership interest is accounted for under the equity method. Construction of the cogeneration facilities owned by each of the partnerships was project financed and the obligations of the partnerships are non-recourse to the Company.

In September 1997, the VESCO partners announced they had agreed to expand ownership in VESCO to include an affiliate of Shell Midstream Enterprises, a subsidiary of Shell Oil Company ("Shell"), effective September 1, 1997, in exchange for Shell's commitment of certain offshore reserves to VESCO. The transaction reduced NGC's interest in VESCO from 37 percent to approximately 32 percent.

The Company has two cost-basis investments: Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. Dividends from these investments during each of the nine-month periods ended September 30, 1997 and 1996 totaled $53,000 and $112,000, respectively.

At September 30, 1997, the aggregate unamortized excess of the Company's investment over the aggregate equity in the underlying net assets of the affiliated entities approximated $189.6 million. This amount is being amortized on the straight-line method over the estimated economic service lives of the assets operated by the unconsolidated affiliates. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------
                                                 1997                                 1996
                                       ---------------------------           -------------------------
                                                            EQUITY                             EQUITY
                                        TOTAL               SHARE            TOTAL             SHARE
                                       --------            -------           -------           -------
                                                                ($US IN THOUSANDS)

Revenues (1) (2) (3)                   $252,505            $99,252           $30,270           $11,968
                                       ========            =======           =======           =======
Operating margin (1) (2) (3)           $ 96,354            $36,854           $16,114           $ 6,328
                                       ========            =======           =======           =======
Net income (1) (2) (3)                 $ 57,864            $23,927           $ 8,882           $ 3,030
                                       ========            =======           =======           =======

_______________________

1. The financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as some of the disclosure data was unavailable for the current period. NGC's share of Accord earnings for the nine-months ended September 30, 1997, totaled $18.0 million. Total amounts for the nine-months ended September 30, 1996, attributable to Accord's revenues, operating margin and net income approximated $441.2 million, $38.5 million and $23.8 million, respectively. NGC's interest in Accord during 1996 was 49 percent.
2. The financial data for both periods presented is exclusive of amounts attributable to the Company's investment in NCL as such information was not comparable period-to-period as a result of the NCL reorganization. NGC sold its interest in NCL effective April 1, 1997. NGC's share of NCL's loss for the three months ended March 31, 1997, totaled $892,000. Total amounts for the nine-months ended September 30, 1996, attributable to NCL's revenues, operating margin and net income approximated $17.2 million, $23.9 million and $4.5 million, respectively. NGC's interest in NCL through March 31, 1997, was 49.9 percent.
3. Equity earnings derived from investments acquired in the Destec acquisition accrue to NGC commencing July 1, 1997.

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

On August 14, 1996, Avoca announced that construction on its gas storage facility had been temporarily suspended pending resolution of certain technical issues associated with the project's brine disposal capability. In April 1997, the partners concluded that the economic returns from the project were likely unacceptable to the Company based on the still-to-be-determined technical feasibility. As a result, NGC established a $15 million pre-tax reserve during the first quarter of 1997 representing the Company's estimated 28 percent share of potential Avoca partner obligations, inclusive of the Company's net investment in the partnership. Such reserve is reflected in other expenses in the accompanying condensed consolidated statement of operations for the nine-month period ended September 30, 1997. On July 29, 1997, Avoca and its partners, JMC Avoca, Inc., ET Avoca Company and NGC Storage, Inc. ("Storage"), a subsidiary of NGC, each filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The filing follows the decision by the Avoca partners to discontinue development of the natural gas storage project. Storage's only asset is its investment in Avoca and management believes that the bankruptcy petition will have no direct or indirect impact on any other NGC business activity. While no assurances can be given with respect to the adequacy of the Avoca reserve, management believes that additional obligations of the Company, if any, will not have a material adverse effect on the Company's financial position or results of operations.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 6 -- COMPANY OBLIGATED PREFERRED SECURITIES OF A SUBSIDIARY TRUST

During May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316 percent Subordinated Capital Income Securities ("Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Securities in an equivalent amount of
8.316 percent Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. The Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at the option of the Company, in whole at any time or in part from time to time, at formula-based redemption prices, as defined in the indenture. The Subordinated Debentures represent unsecured obligations of the Company and rank subordinate and junior in right of payment to all Senior Indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the Securities the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Securities, as described in the indenture ("Guarantee"). Distributions on the Securities are payable each June 1 and December 1, coinciding with the interest payment due dates on the Subordinated Debentures, commencing December 1, 1997. The periodic distributions accruing at an annual rate of 8.316 percent of the aggregate liquidation amount are recorded as minority interest in income of a subsidiary in the Company's consolidated statement of operations. So long as no Debenture Event of Default, as defined, has occurred and continues, the Company has the right to defer the payment of interest on the Subordinated Debentures for any Extension Period elected by the Company, which period cannot extend beyond 10 consecutive semi-annual periods, end on a date other than an Interest Payment Date or extend beyond the Stated Maturity Date. During October 1997, the Trust completed an exchange offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company and San Joaquin CoGen, Inc., wholly owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"), a limited partnership in which the Company has an indirect twenty-five percent general partner ownership interest. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the lawsuit on May 15, 1997. The parties are actively engaged in discovery, and a trial has been set by the Court for September 28, 1998. On October 20, 1997, PG&E named Libbey-Owens-Ford, the Partnership's steam host, as an additional defendant in the action. The Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

On March 24, 1995, Southern California Gas Company, ("SoCal") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Holdings and Destec Gas Services, Inc., wholly owned direct and indirect subsidiaries of the Company (collectively the "Destec Defendants"), as well as against Chalk Cliff Limited ("Chalk Cliff") and McKittrick Limited (collectively the "Partnerships"), limited partnerships in which the Company has an indirect twenty-five percent general partner interest and an indirect fifty percent limited partner interest, respectively. The general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SoCal. SoCal has sought damages from the Partnerships for past damages and anticipatory breach damages. On October 24, 1997, the Court granted SoCal's motion for summary judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SoCal submit a proposed order consistent with that ruling for the Court's signature. On November 6, 1997, SoCal submitted such an order to the Court. The Partnerships' objections to the order were filed on November 11, 1997, with oral argument requested. No hearing date has been set. The October 24, 1997 ruling by the Court did not include any quantification of the damages assessed against the Partnerships, pending the outcome of the December 1, 1997 trial of SoCal's interference claims against the Destec Defendants. SoCal's proposed order quantifies damages associated with the claims granted in the summary judgment at approximately $30 million. Absent a settlement with SoCal, the Partnerships' alternatives are limited, with bankruptcy remaining as the most viable option available. The Company's subsidiaries intend to vigorously defend the interference causes of action at trial. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

The PG&E and SoCal litigations represent pre-acquisition contingencies acquired by NGC in the Destec acquisition. Resolution of these lawsuits could impact the purchase price allocation contained in the accompanying balance sheet as described in Note 2. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loan used to construct the power generation facilities owned by the respective partnerships. Chalk Cliff and San Joaquin believe there is little incentive for their lenders to call on this cross-guarantee at this time. In the opinion of management, the Company's financial position and results of operations would not be materially adversely affected if the lenders chose to exercise their option under the terms of such arrangements.

On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Natural Gas Clearinghouse ("Clearinghouse"), a wholly owned subsidiary of the Company, pursuant to the arbitration provisions of such Contract. On February 26, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleged that Clearinghouse was intentionally delaying the progress of the arbitration, and it requested relief, pursuant to the Texas General Arbitration Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the lawsuit. The hearing date has been postponed several times to allow the parties time to complete discovery, most recently on August 29, 1997, when the hearing was delayed until March 9, 1998. That hearing may be delayed further due to several pending procedural disputes. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million and punitive damages. Clearinghouse intends to vigorously defend the Apache suit and arbitration. Based on review of the facts and through consultation with outside counsel, NGC management believes the ultimate resolution of the Apache suit will not have a material adverse effect on the Company's financial position or results of operations.

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

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 8 -- CAPITAL STOCK

Approximately 2.5 million employee stock options exercisable at a price of $2.03 remain unexercised at September 30, 1997. Employee stock option grants made during 1993 and 1994 will become exercisable during 1998 and 1999, respectively, resulting in the potential exercise of an aggregate 6.5 million options during that two-year period at exercise prices ranging from $2.03 to $5.66. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2002 at prices ranging from $2.03 to $21.63. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares which may become available to the market.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 654,900 shares at a total cost of $10.5 million, or $16.04 per share on a weighted average cost basis, through September 30, 1997.

NOTE 9 -- SUPPLEMENTAL GUARANTOR INFORMATION

The 7.625 percent Senior Notes, due 2026 ("Senior Debentures"), and the 6.75 percent Senior Notes, due 2005 ("Senior Notes"), represent general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries (collectively the "Guarantors"), as defined in the associated indentures. The wholly owned subsidiaries that have fully and unconditionally guaranteed, on a joint and several basis, the Senior Debentures, are the same wholly owned subsidiaries that have fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes. Such Guarantors are also guarantors under the Credit Agreement and certain of the Guarantors guarantees pursuant to the Senior Debentures, Senior Notes and Credit Agreement are subject to release under certain circumstances. The Company also has direct and indirect subsidiaries that are not guarantors of the Senior Debentures or the Senior Notes
(collectively "Non-guarantor Subsidiaries").   Set forth below are condensed
consolidating financial statements of NGC Corporation, the Guarantors and the Non-guarantor Subsidiaries representing supplemental guarantor information.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


                     CONDENSED CONSOLIDATING BALANCE SHEET
                              September 30, 1997
                                (in thousands)

                                                                              NON-GUARANTOR
                                               PARENT         GUARANTORS       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                   $    2,112        $   65,035        $   30,014        $      ---        $   97,161
Accounts receivable                            174,809         4,190,227           937,851         (3,789,737)       1,513,150
Inventories                                        ---           122,211            70,643                ---          192,854
Assets held for sale                               ---               ---            87,000                ---           87,000
Risk management activities                         ---           114,343            35,622                ---          149,965
Prepayments and other assets                    11,733            21,920            51,241                ---           84,894
                                            ----------        ----------        ----------        -----------       ----------
                                               188,654         4,513,736         1,212,371         (3,789,737)       2,125,024
                                            ----------        ----------        ----------        -----------       ----------
PROPERTY, PLANT AND EQUIPMENT, NET              12,130         1,565,543           118,215                ---        1,695,888
                                            ----------        ----------        ----------        -----------       ----------
OTHER ASSETS:
Investments in unconsolidated affiliates     1,729,061           271,541           216,684         (1,823,045)         394,241
Risk management activities                         ---           170,217            10,524                ---          180,741
Other assets                                   183,127           210,886           192,024           (200,145)         385,892
                                            ----------        ----------        ----------        -----------       ----------
                                            $2,112,972        $6,731,923        $1,749,818        $(5,812,927)      $4,781,786
                                            ==========        ==========        ==========        ===========       ==========
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable                            $   13,325        $4,178,702        $  967,780        $(3,789,737)      $1,370,070
Accrued liabilities                             32,499           163,962            63,424                ---          259,885
Risk management activities                         ---            93,358            34,550                ---          127,908
                                            ----------        ----------        ----------        -----------       ----------
                                                45,824         4,436,022         1,065,754         (3,789,737)       1,757,863

Long-Term Debt                                 664,365           504,937           237,905           (403,295)       1,003,912
OTHER LIABILITIES:
Risk management activities                         ---           133,485             9,684                ---          143,169
Deferred income taxes                           20,364           304,055            13,019                ---          337,438
Other long-term liabilities                        497            39,987           116,998                ---          157,482
                                            ----------        ----------        ----------        -----------       ----------
                                               731,050         5,418,486         1,443,360         (4,193,032)       3,399,864
                                            ----------        ----------        ----------        -----------       ----------
PREFERRED STOCK OF SUBSIDIARY TRUST            200,000               ---               ---                ---          200,000

EQUITY                                       1,181,922         1,313,437           306,458         (1,619,895)       1,181,922
                                            ----------        ----------        ----------        -----------       ----------
                                            $2,112,972        $6,731,923        $1,749,818        $(5,812,927)      $4,781,786
                                            ==========        ==========        ==========        ===========       ==========

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                              NON-GUARANTOR
                                                PARENT           GUARANTORS    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $      ---          $   48,685      $  1,524      $       ---      $   50,209
Accounts receivable                             337,984           3,205,987       316,191       (2,341,777)      1,518,385
Inventories                                         ---             241,270        15,735              ---         257,005
Assets held for sale                                ---                 ---           ---              ---             ---
Risk management activities                          ---              98,433           ---              ---          98,433
Prepayments and other assets                      2,793               6,511         3,385              ---          12,689
                                             ----------          ----------      --------      -----------      ----------
                                                340,777           3,600,886       336,835       (2,341,777)      1,936,721
                                             ----------          ----------      --------      -----------      ----------
PROPERTY, PLANT AND EQUIPMENT, NET                6,023           1,624,207        61,149              ---       1,691,379
                                             ----------          ----------      --------      -----------      ----------
OTHER ASSETS:
Investments in unconsolidated affiliates      1,219,027             271,077         4,572       (1,312,988)        181,688
Risk management activities                          ---             171,528           ---              ---         171,528
Other assets                                    250,262             180,434        51,943         (277,145)        205,494
                                             ----------          ----------      --------      -----------      ----------
                                             $1,816,089          $5,848,132      $454,499      $(3,931,910)     $4,186,810
                                             ==========          ==========      ========      ===========      ==========
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable                             $   16,295          $3,398,025      $272,253      $(2,341,777)     $1,344,796
Accrued liabilities                              18,914             100,382        (1,519)             ---         117,777
Risk management activities                          ---              86,414           ---              ---          86,414
                                             ----------          ----------      --------      -----------      ----------
                                                 35,209           3,584,821       270,734       (2,341,777)      1,548,987

LONG-TERM DEBT                                  644,000             586,962        34,780         (277,145)        988,597
OTHER LIABILITIES:
Risk management activities                          ---             127,725           ---              ---         127,725
Deferred income taxes                            20,147             305,856         2,277              ---         328,280
Other long-term liabilities                         ---              52,792        23,696              ---          76,488
                                             ----------          ----------      --------      -----------      ----------
                                                699,356           4,658,156       331,487       (2,618,922)      3,070,077
                                             ----------          ----------      --------      -----------      ----------
PREFERRED STOCK OF SUBSIDIARY TRUST                 ---                 ---           ---              ---             ---

EQUITY                                        1,116,733           1,189,976       123,012       (1,312,988)      1,116,733
                                             ----------          ----------      --------      -----------      ----------
                                             $1,816,089          $5,848,132      $454,499      $(3,931,910)     $4,186,810
                                             ==========          ==========      ========      ===========      ==========

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
     For Each of the Three-Month Periods Ended September 30, 1997 and 1996
                                (IN THOUSANDS)

                                                                             NON-GUARANTOR
                                             PARENT         GUARANTORS        SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
THREE-MONTHS ENDED SEPTEMBER 30, 1997:
Revenues                                     $   ---       $2,210,455          $1,791,900        $(344,899)       $3,657,456
Cost of sales                                    ---        2,122,565           1,768,942         (344,899)        3,546,608
                                             -------       ----------          ----------        ---------        ----------
OPERATING MARGIN                                 ---           87,890              22,958              ---           110,848

Depreciation and amortization                    212           21,581               4,188              ---            25,981
General and administrative expenses              ---           27,655              12,943              ---            40,598
                                             -------       ----------          ----------        ---------        ----------
OPERATING INCOME                                (212)          38,654               5,827              ---            44,269

Equity earnings                               49,590            6,728              10,626          (52,711)           14,233
Interest expense                              (7,933)          (7,731)               (751)                           (16,415)
Other income and (deductions), net            (4,119)            (995)                353                             (4,761)
                                             -------       ----------          ----------        ----------       ----------
Income before income taxes                    37,326           36,656              16,055          (52,711)           37,326
Income tax provision                          12,298           13,563               5,940          (19,503)           12,298
                                             -------       ----------          ----------        ---------        ----------
NET INCOME (LOSS)                            $25,028       $   23,093          $   10,115        $ (33,208)       $   25,028
                                             =======       ==========          ==========        =========        ==========


THREE-MONTHS ENDED SEPTEMBER 30, 1996:

Revenues                                     $  ---        $1,447,148          $  251,616        $(203,282)       $1,495,482
Cost of sales                                   ---         1,373,128             243,325         (203,282)        1,413,171
                                             -------       ----------          ----------        ---------        ----------
OPERATING MARGIN                                ---           74,020               8,291              ---             82,311

Depreciation and amortization                   122           16,488                 886              ---             17,496
General and administrative expenses             ---           20,503               2,398              ---             22,901
                                             -------       ----------          ----------        ---------        ----------
OPERATING INCOME                               (122)          37,029               5,007              ---             41,914

Equity earnings                               34,920            1,489               3,173          (35,284)            4,298
Interest expense                              (1,620)          (7,876)             (1,043)             ---           (10,539)
Other income and (deductions), net            (1,324)          (2,577)                 82              ---            (3,819)
                                             -------       ----------          ----------        ---------        ----------
Income before income taxes                    31,854           28,065               7,219          (35,284)           31,854
Income tax provision                          10,402           10,384               2,671          (13,055)           10,402
                                             -------       ----------          ----------        ---------        ----------
NET INCOME (LOSS)                            $21,452       $   17,681          $    4,548        $ (22,229)       $   21,452
                                             =======       ==========          ==========        =========        ==========

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
     FOR EACH OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)

                                                                              NON-GUARANTOR
                                             PARENT          GUARANTORS       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED

NINE-MONTHS ENDED SEPTEMBER 30, 1997:

Revenues                                     $     ---         $7,144,825        $3,389,158      $(920,108)       $9,613,875
Cost of sales                                      ---          6,905,901         3,352,120       (920,108)        9,337,913
                                             ---------         ----------        ----------      ---------        ----------
OPERATING MARGIN                                   ---            238,924            37,038            ---           275,962

Depreciation and amortization                      843             67,560             6,347            ---            74,750
General and administrative expenses                ---             84,358            22,031            ---           106,389
                                             ---------         ----------        ----------      ---------        ----------
OPERATING INCOME                                  (843)            87,006             8,660            ---            94,823

Equity earnings                                108,172             31,931            24,053       (123,120)           41,036
Interest expense                               (16,232)           (25,299)           (2,744)           ---           (44,275)
Other income and (deductions), net              (5,767)             5,751            (6,238)           ---            (6,254)
                                             ---------         ----------        ----------      ---------        ----------
Income before income taxes                      85,330             99,389            23,731       (123,120)           85,330
Income tax provision                            23,560             36,774             8,780        (45,554)           23,560
                                             ---------         ----------        ----------      ---------        ----------
NET INCOME (LOSS)                            $  61,770         $   62,615        $   14,951      $ (77,566)       $   61,770
                                             =========         ==========        ==========      =========        ==========

NINE-MONTHS ENDED SPETEMBER 30, 1996:

Revenues                                     $     ---         $4,168,145        $  634,433      $(496,822)       $4,305,756
Cost of sales                                      ---          3,963,729           614,461       (496,822)        4,081,368
                                             ---------         ----------        ----------      ---------        ----------
OPERATING MARGIN                                   ---            204,416            19,972            ---           224,388

Depreciation and amortization                      328             43,617             2,656            ---            46,601
General and administrative expenses                ---             56,343             7,171            ---            63,514
                                             ---------         ----------        ----------      ---------        ----------
OPERATING INCOME                                  (328)           104,456            10,145            ---           114,273

Equity earnings                              $ 102,896              3,362            14,392       (103,694)           16,956
Interest expense                                (5,288)           (21,846)           (3,183)           ---           (30,317)
Other income and (deductions), net              (1,581)            (3,891)              259            ---            (5,213)
                                             ---------         ----------        ----------      ---------        ----------
Income before income taxes                      95,699             82,081            21,613       (103,694)           95,699
Income tax provision                            30,081             30,370             7,997        (38,367)           30,081
                                             ---------         ----------        ----------      ---------        ----------
NET INCOME (LOSS)                            $  65,618         $   51,711        $   13,616      $ (65,327)       $   65,618
                                             =========         ==========        ==========      =========        ==========

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
     FOR EACH OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)

                                                                              NON-GUARANTOR
                                             PARENT          GUARANTORS       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED

Net income (loss)                           $    61,770         $  62,615         $  14,951        $(77,566)      $    61,770
Items not affecting cash flow from
   operating activities:
   Depreciation and amortization                  2,312            67,560             6,347             ---            76,219
   Equity earnings, net of distributions       (108,172)           (4,099)            1,771         108,172            (2,328)
   Risk-management activities                       ---            (1,896)           (1,912)            ---            (3,808)
   Deferred taxes                                 2,976              (159)              ---             ---             2,817
   Other                                          8,836            (8,547)           (4,236)            ---            (3,947)
Changes in working capital, net                 623,374          (104,067)         (333,471)        (30,676)          155,160
Other, net                                       (6,157)            1,054             1,687              70            (3,346)
                                            -----------         ---------         ---------        --------       -----------
Operating activities cash flow                  584,939            12,461          (314,863)            ---           282,537
                                            -----------         ---------         ---------        --------       -----------

Capital expenditures                            (73,523)          (54,290)          (19,079)            ---          (146,892)
Business acquisitions, net of cash
    acquired                                   (715,589)                                                ---          (715,589)
Investment in affiliates                            ---           (40,239)           11,505             ---           (28,734)
Proceeds from asset sales                           ---           113,000           336,345             ---           449,345
Other, net                                          ---               ---               ---             ---               ---
                                            -----------         ---------         ---------        --------       -----------
Investing activities cash flow                 (789,112)           18,471           328,771             ---          (441,870)
                                            -----------         ---------         ---------        --------       -----------

Proceeds from long-term borrowings            1,344,000               ---               ---             ---         1,344,000
Repayments of long-term borrowings           (1,323,635)              ---               ---             ---        (1,323,635)
Proceeds from sales of securities               202,364               ---               ---             ---           202,364
Treasury stock acquisitions                     (10,506)              ---               ---             ---           (10,506)
Dividends and other distributions, net           (5,938)              ---               ---             ---            (5,938)
                                            -----------         ---------         ---------        --------       -----------
Financing activities cash flow                  206,285               ---               ---             ---           206,285
                                            -----------         ---------         ---------        --------       -----------

Net change in cash and equivalents                2,112            30,932            13,908             ---            46,952
Cash and equivalents, beginning of
    period                                          ---            34,103            16,106             ---            50,209
                                            -----------         ---------         ---------        --------       -----------
Cash and equivalents, end of period         $     2,112         $  65,035         $  30,014        $    ---       $    97,161
                                            ===========         =========         =========        ========       ===========

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
     FOR EACH OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)

                                                                              NON-GUARANTOR
                                             PARENT          GUARANTORS       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED

Net income (loss)                               $  65,618        $  51,711         $ 13,616          $(65,327)      $  65,618
Items not affecting cash flow from
   operating activities:
   Depreciation and amortization                    1,828           44,265            2,008               ---          48,101
   Equity earnings, net of distributions         (102,896)          (3,362)          (7,742)          102,896         (11,104)
   Risk-management activities                         ---          (18,721)             ---               ---         (18,721)
   Deferred taxes                                  28,089           (1,077)           3,836               ---          30,848
   Other                                            5,038             (770)          (2,500)              ---           1,768
Changes in working capital, net                   (80,762)          80,786           13,854           (37,314)        (23,436)
Other, net                                         (2,802)           7,808           (5,331)             (255)           (580)
                                                ---------        ---------         --------          --------       ---------
Operating activities cash flow                    (85,887)         160,640           17,741               ---          92,494
                                                ---------        ---------         --------          --------       ---------

Capital expenditures                                 (764)         (47,489)         (15,742)              ---         (63,995)
Business acquisitions, net of cash
   acquired                                           ---              ---              ---               ---             ---
Investment in affiliates                              ---              ---            4,373               ---           4,373
Proceeds from asset sales                             ---              ---              ---               ---             ---
Other, net                                            ---           14,500                                ---          14,500
                                                ---------        ---------                           --------       ---------
Investing activities cash flow                       (764)         (32,989)         (11,369)              ---         (45,122)
                                                ---------        ---------         --------          --------       ---------

Proceeds from long-term borrowings                893,000              ---              ---               ---         893,000
Repayments of long-term borrowings               (802,000)        (128,687)             ---               ---        (930,687)
Proceeds from sales of securities                     858              ---              ---               ---             858
Dividends and other distributions, net             (5,213)             444              ---               ---          (4,769)
                                                ---------        ---------         --------          --------       ---------
Financing activities cash flow                     86,645         (128,243)             ---               ---         (41,598)
                                                ---------        ---------         --------          --------
Net change in case and equivalents                     (6)            (592)           6,372               ---           5,774
Cash and equivalents, beginning of
   period                                               6           14,876            1,384               ---          16,266
                                                ---------        ---------         --------          --------       ---------
Cash and equivalents, end of period             $                $  14,284         $  7,756                         $  22,040
                                                =========        =========         ========          ========       =========


NOTE 10 -- SUBSEQUENT EVENT

In October 1997, NGC received $103.5 million from a gas purchaser as an advance payment for future natural gas deliveries of 16,650 MMBtu per day over a ten-year period commencing November 1, 1997 ("Advance Agreement"). As a condition of the Advance Agreement, NGC entered into a natural gas swap with a third party under which NGC became a fixed price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on then current market rates. The payment will be classified as an advance on the balance sheet and will be reduced ratably as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser will pay a monthly fee to NGC associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, NGC purchased a surety bond in support of its obligations under the Advance Agreement.

In November 1997, NGC announced that El Paso Natural Gas Company, a business unit of El Paso Energy Corporation, had accepted its offer to contract 1.3 billion cubic feet per day of firm capacity from west Texas to California on the El

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


Paso Natural Gas Pipeline system. The arrangements will take effect on January 1, 1998, and call for a minimum of $70 million of reservation charges to be paid by NGC over a two-year term.


NOTE 11 -- RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131").

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

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NGC Corporation included elsewhere herein and with the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996.

GENERAL

Company Profile

NGC is a leading North American marketer of natural gas, natural gas liquids, crude oil and power and is engaged in electric power generation and natural gas gathering, processing and transportation through direct and indirect ownership of cogeneration and other electric power producing facilities and ownership and operation of natural gas processing plants, fractionators, storage facilities and pipelines. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a reliable energy commodity and service provider.

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

NGC is a holding company that conducts principally all of its business through its subsidiaries. Currently, the Company has three primary business segments: the natural gas and power marketing segment ("Marketing"), the power generation segment ("Power Generation") and the natural gas liquids, crude oil and gas transmission segment ("Liquids").

Recent Developments

On June 30, 1997, NGC acquired Destec Energy, Inc. ("Destec"), an independent power producer, in a $1.26 billion deal, or $21.65 per share of Destec common stock. Concurrent with this acquisition, NGC sold Destec's international facilities and operations to The AES Corporation for $439 million. NGC financed the transaction through cash on hand and advances on its credit facilities provided by its existing commercial banks. The acquisition related debt is expected to be retired from a combination of cash flows from operations, sales of non-strategic domestic Destec assets, proceeds from issuance of new corporate debt and proceeds from the recently completed issuance of preferred securities of a subsidiary trust. In July and August 1997, the Company consummated a sale of Destec's interest in Tiger Bay, a power generating facility, and a sale of certain oil, gas and lignite reserves, respectively, for aggregate proceeds of $296 million. The Company is continuing to explore other opportunities to monetize its investment in certain assets acquired from Destec if, and when, it is determined that such divestitures are economically and strategically appropriate. These non-strategic assets are classified in the accompanying balance sheet as assets held for sale.

Destec is in the business of developing, operating and managing projects which produce electricity, thermal energy and syngas. Its business strategy is based on being the low-cost producer of electric power and Destec will actively pursue expansion of its position as a developer, manager and operator of power generation facilities. Following the aforementioned asset dispositions, Destec will have interests in fourteen partnerships, each formed to build, own and operate

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIOD ENDED SEPTEMBER 30, 1997 AND 1996


electric power generating facilities, and will own and operate one cogeneration plant, one heat recovery plant and one coal gasification facility. The majority of the power generating facilities owned directly or indirectly by Destec are cogeneration plants. The combined gross capacity of these facilities is approximately 2,114 megawatts of electricity and over 2.3 million pounds per hour of steam. Natural synergies related to the acquisition include the integration of Destec's electricity and thermal energy marketing activities with NGC's existing power marketing business, conducted through Electric Clearinghouse, Inc. ("ECI"), and the introduction of Destec's customers to the variety of dependable energy products and services provided by other NGC businesses. NGC expects the expertise of Destec's personnel, displayed through proven knowledge of power technology and engineering and experience in development, construction, management and operation of power facilities, to provide a platform for expansion of its power generating business worldwide.

In September 1997, NGC, Chevron and Koch Industries, Inc. ("Koch") announced they had agreed to expand their jointly owned Venice Energy Services Company, L.L.C. ("VESCO") to include an affiliate of Shell Midstream Enterprises, a subsidiary of Shell Oil Company ("Shell") effective September 1, 1997. In exchange for its interest in VESCO, Shell dedicated natural gas production from its Mars, Mensa and Ursa fields and natural gas production from certain future developments in the offshore Mississippi Canyon area for processing at the Venice complex owned by VESCO along with other consideration. The agreement also establishes VESCO as the entity that will develop future natural gas processing opportunities in southeastern Plaquemines Parish, La., on behalf of NGC, Chevron, Shell and Koch.

Also in September 1997, Warren Petroleum Company, Limited Partnership ("Warren"), a subsidiary of NGC, announced plans to construct a natural gas liquids fractionation facility near Lake Charles, Louisiana. The facility, having fractionation capacity of 55,000 barrels per day of natural gas liquids, is expected to be operational in the third quarter of 1998 at a cost of approximately $57 million. The facility will fractionate natural gas received primarily from offshore Gulf of Mexico production areas and will be interconnected with existing infrastructure in southwest Louisiana and southeast Texas, linking offshore gas production to the processing, transportation and distribution capabilities of Warren.

In October 1997, NGC Canada Inc. ("NGCCI"), a subsidiary of NGC, entered into a midstream asset business arrangement with Chevron Canada Resources ("CCR") involving CCR's gathering, processing and fractionation assets located in the Western Canadian Sedimentary Basin ("WCSB"). Pursuant to the arrangement, NGCCI will invest capital to attract business opportunities associated with CCR's existing midstream assets, which consist of sixteen processing and fractionation facilities in the WCSB having a combined net capacity of 900 Mmcf/d of processing capacity and 15,000 barrels per day of fractionation capacity.

Also in October 1997, NGC received $103.5 million from a purchaser as an advance payment for future natural gas deliveries of 16,650 MMBtu per day over a ten-year period commencing November 1, 1997 ("Advance Agreement"). As a condition of the Advance Agreement, NGC entered into a natural gas swap with a third party under which NGC became a fixed price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on then current market rates. The payment will be classified as an advance on the balance sheet and will be reduced ratably as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser will pay a monthly fee to NGC associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, NGC purchased a surety bond in support of it's obligations under the Advance Agreement.

On October 30, 1997, it was announced that Destec, a subsidiary of NGC, and Australian-based utility joint venture partner Stanwell Corporation Limited were selected by Chevron Asiatic Limited to develop a 766 megawatt independent power station near Townsville in Queensland, Australia. The project will consist of two 383 megawatt combined cycle gas-fired units, the first of which is scheduled to be operational by July 2001, with the second unit expected to be completed prior to July 2003. Chevron Asiatic Limited and its joint venture partners will be supplying natural gas for the Townsville power project from a proposed pipeline linking its Papua New Guinea production to markets in northeastern Australia. The Townsville power station will be the first natural gas-fueled base-load facility built in the state of Queensland. Destec and Stanwell will each own fifty percent of the project.

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

          FOR THE INTEREIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



On November 6, 1997, NGC announced that El Paso Natural Gas Company, a business unit of El Paso Energy Corporation, had accepted its offer to contract 1.3 billion cubic feet per day of firm capacity to California on the El Paso Natural Gas Pipeline system. The arrangements will take effect on January 1, 1998, and call for a minimum of $70 million of reservation charges to be paid by NGC over a two-year term.

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

Operating margins associated with Liquids' natural gas gathering, processing and fractionation activities are sensitive to changes in NGL prices principally as a result of contractual terms under which products are sold by these businesses. However, the operating margin in these businesses is relatively insensitive to fluctuations in natural gas prices as a result of the mitigating impact of fuel costs and residue gas sales. Commodity price fluctuations can have a significant impact on the operating margins derived from Liquids' NGL and crude oil marketing businesses. In order to manage its exposure to price risks in these businesses, the Company, from time to time, will enter into financial instrument contracts to hedge purchase and sale commitments and/or inventories.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


Fuel costs, principally natural gas, represent the primary variable cost impacting margins of the Company's power generating facilities. Historically, operating margins at Destec's facilities have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current or index natural gas price and, therefore, revenues adjust directionally with changes in natural gas prices.

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

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international financial and operating statistics for the Company's segments and subsegments for the three- and nine-month periods ended September 30, 1997 and 1996, respectively.

                                                                              THREE-MONTHS (1)             NINE-MONTHS (1)
                                                                       ---------------------------  --------------------------
                                                                             1997         1996         1997          1996
                                                                       ------------     ----------  -----------    -----------
                                                                                          ($US IN THOUSANDS)
OPERATING MARGIN:
  NATURAL GAS AND POWER MARKETING SEGMENT:
    Natural Gas Marketing                                                      $ 20,980    $17,992        $ 79,334    $ 72,859
    Electric Power Marketing                                                      4,025      1,378           8,701         933
                                                                               --------    -------        --------    --------
                                                                                 25,005     19,370          88,035      73,792
                                                                               --------    -------        --------    --------

  POWER GENERATION                                                               10,367        ---          10,367         ---
                                                                               --------    -------        --------    --------

  NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION SEGMENT:
    Natural Gas Processing - Field Plants                                        35,544     26,114         119,202      61,363
    Natural Gas Processing - Straddle Plants                                      9,793     10,923          22,534      27,078
    Fractionation (2)                                                             7,112      6,392          18,638      12,251
    Natural Gas Liquids Marketing                                                17,483     12,509           1,153      25,448
    Crude Oil Marketing                                                            (430)     3,239            (959)     10,537
    Natural Gas Gathering and Transmission                                        3,623      3,105          12,517      12,713
    Other                                                                           335        273             (95)        820
                                                                               --------    -------        --------    --------
                                                                                 73,460     62,555         172,990     150,210
                                                                               --------    -------        --------    --------
    Global:
       LPG Sales                                                                  1,440        386           3,328         386
       Other                                                                        576        ---           1,242         ---
                                                                               --------    -------        --------    --------
                                                                                  2,016        386           4,570         386
                                                                               --------    -------        --------    --------
                                                                               $110,848    $82,311        $275,962    $224,388
                                                                               ========    =======        ========    ========

OPERATING STATISTICS:
    Natural Gas Marketing (Bcf/d):
        U.S. Sales Volume (3)                                                       5.8        4.1             6.1         3.7
        Canadian Sales Volumes (4)                                                  2.0        ---             1.8         ---
        United Kingdom Sales Volume (5)                                             0.2        ---             0.1         ---
    Electric Power Marketing - Million Megawatt Hours Sold                         39.3        4.0            73.3         8.5
    Power Generation (Million Megawatt Hours Generated):
        Gross                                                                       3.7        ---             3.7         ---
        Net                                                                         2.2        ---             2.2         ---
    Natural Gas Liquids Processed:
        Field Plants (MBbls/d - Gross)                                             91.4       58.9            85.2        48.8
        Straddle Plants (MBbls/d - Gross)                                          46.3       36.1            47.2        29.9
    Fractionation - Barrels Received for Fractionation (MBbls/d) (2)              175.8      182.2           165.9       134.6
    NGL Marketing - Sales Volumes (MBbls/d)                                       412.6      240.3           406.5       182.3
    Natural Gas Gathering and Transmission (MMcf/d)                               431.7      322.7           394.8       338.4
    Crude Oil Marketing - Sales Volumes (MBbls/d)                                 173.5       94.9           167.4       100.2
    Global LPG Sales Volumes (MMBbls) (6)                                           9.5        0.5            22.0         0.5

_____________________________________
(1) The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective September 1, 1996. The Destec acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective July 1, 1997.
(2) Information excludes the Company's proportionate share of GCF's margin and fractionation volumes.
(3) Includes 0.1 Bcf/d in inter-company gas sales for the three- and nine-month periods ended September 30, 1996, respectively.
(4) Represents volumes sold by NGC Canada, Inc. for the three- and nine-month periods ended September 30, 1997. Volumes sold by NCL prior to the reorganization are not comparable.

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


(5) Represents volumes sold by NGC UK Ltd. for the three- and nine-month periods ended September 30, 1997. Volumes sold by Accord prior to the reorganization are not comparable.
(6) Includes 1.4 MMBbls and 3.6 MMBbls in inter-company sales for the three- and nine-month periods ended September 30, 1997. All volumes sold in 1996 are inter-company sales volumes.


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

For the quarter ended September 30, 1997, NGC realized net income of $25.0 million, or $0.15 per share, on revenues of $3.7 billion. This compares with net income of $21.5 million, or $0.16 per share, on total revenue of $1.5 billion reported in the third quarter of 1996. The 1997 quarterly results include the operations of the assets acquired in the Chevron and Destec business combinations, respectively, for the entire quarter; whereas, the 1996 quarterly results include only one month of operations related to the assets acquired in the Chevron Combination.

Consolidated operating margin for the second quarter of 1997 totaled $110.8 million as compared to $82.3 million in the corresponding 1996 period, an increase of $28.5 million. Marketing contributed $25.0 million to the 1997 quarterly consolidated operating margin, compared to $19.4 million reported a year ago; whereas, Liquids contributed an aggregate $75.5 million to the consolidated quarterly operating margin, or $12.6 million more than the $62.9 million reported in 1996. The 1997 quarterly consolidated operating margin benefited $10.4 million period to period from the inclusion of the recently acquired Destec operations. Operating income totaled $44.3 million in the third quarter of 1997 compared with $41.9 million in the comparable 1996 period, reflecting the aforementioned increase in consolidated operating margin offset by increases in both depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense results principally from depreciable assets acquired in the Chevron Combination, which was effective September 1, 1996, and the Destec acquisition, which was effective July 1, 1997, as well as the continued expansion of the Company's depreciable asset base resulting from other acquisitions and capital projects completed during the four quarters in the period ended September 30, 1997. The increase in general and administrative expenses period to period principally results from the Chevron and Destec acquisitions, the restructuring of the Company's businesses in Canada and the United Kingdom, the expansion of ECI's operations, the growth of Global Energy's operations and non-capitalizable consulting and other costs related to several information system and process improvement initiatives arising as a result of the Company's recent growth.

Incremental to NGC's quarterly results was the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $14.2 million to third quarter 1997 pre-tax income compared to $4.3 million during the comparable 1996 period. The increase in equity earnings of $9.9 million period to period principally results from an aggregate $2.3 million attributed to the Company's investments in the West Texas LPG Pipeline Partnership, acquired in the Chevron Combination, and VESCO, a limited partnership formed effective November 1, 1996, and approximately $6.0 million contributed by Destec's interests in fourteen partnerships which own and operate power generation facilities. The following table provides a summary of equity earnings by investment for the comparable periods ($ in thousands):

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   -----------------------------
                                                                       1997             1996
                                                                   ------------     ------------
         Accord Energy Limited                                       $ 4,500            $2,128
         Novagas Clearinghouse Ltd.                                      ---             1,123
         Gulf Coast Fractionators                                        927               799
         West Texas LPG Pipeline Limited Partnership                   2,029               675
         Venice Energy Services Company, L.L.C.                          975               ---
         Waskom Gas Processing Company                                   397               ---
         Destec equity investments (aggregate)                         5,988               ---
         Other, net                                                     (583)             (427)
                                                                     -------            ------
                                                                     $14,233            $4,298
                                                                     =======            ======

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



Interest expense totaled $16.4 million for the quarter ended September 30, 1997, compared with $10.5 million for the comparable 1996 period. The increase of $5.9 million is attributed to higher average outstanding principal amounts in 1997 resulting primarily from debt assumed in and resulting from the Chevron Combination and Destec acquisition. Additionally, principally as a result of the effective rate of certain debt assumed in the Chevron Combination and the impact of changes in market interest rates on the Company's variable rate indebtedness period to period, the average effective interest rate accruing on the outstanding indebtedness was higher during the 1997 period as compared to the 1996 quarter.

Other income and expenses, net was immaterial in both periods. During the second quarter, the Company sold $200 million of 8.316 percent Company Obligated Preferred Securities of a Subsidiary Trust ("Securities") and the accumulated distributions attributable to these Securities are reported as minority interest in income of a subsidiary in the condensed consolidated statements of operations. Accumulated distributions associated with these Securities totaled $4.2 million in the quarter ended September 30, 1997.

The Company reported an income tax provision of $12.3 million for the three-month period ended September 30, 1997, representing an effective tax rate of 33 percent, compared to an income tax provision of $10.4 million and an effective rate of 33 percent for the comparable 1996 period. Differences between the aforementioned effective rates and the statutory rate of 35 percent result principally from permanent differences attributable to amortization of certain intangibles and debt premiums, state income taxes and permanent differences arising from the effect of certain foreign investments.

NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin for the three-month period ended September 30, 1997, totaled $25.0 million, consisting of $21.0 million related to gas marketing operations and $4.0 million related to electric power marketing operations. These amounts compare to operating margins of $19.4 million, $18.0 million and $1.4 million, respectively, for the three-month period ended September 30, 1996.

Natural Gas Marketing

The $3.0 million increase in operating margin attributable to gas marketing's operations reflects higher sales volumes offset by lower unit margins period to period. Total natural gas volumes sold in North America increased to 7.8 billion cubic feet per day from 4.1 billion cubic feet per day during last year's third quarter, principally as a result of the Chevron Combination and the inclusion of volumes sold by NGC Canada Inc. Average unit margins in North America approximated $0.03 per thousand cubic feet during the 1997 quarter, reflecting higher unit margins on volumes sold in the U.S. offset by lower unit margins on volumes sold in Canada during the period. During the comparable 1996 period, unit margins approximated $0.05 per thousand cubic feet on volumes sold in the U.S. only.

Electric Power Marketing

ECI's operating margin increased $2.6 million period to period principally as a result of increased volume offset by lower unit margins. The lower unit margins resulted principally from a higher quantity of low margin trading volume in the 1997 period. Comparative sales volumes increased nearly tenfold period to period, as incremental volumes derived from the Destec acquisition combined with the continued growth of ECI's operations resulted in sales volume of 39.3 million megawatts during the 1997 quarter.

Marketing's business strategy includes expansion of relationships with existing LDCs and industrial customers as a means for expanding its customer base. The segment continues to execute its strategy of not competing with LDCs and will initiate additional retail programs through alliances with strategic partners. In addition, the segment expects to continue to capitalize off the

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



synergies provided by the Destec acquisition in expanding sales efforts to industrials, expanding and enhancing its Integrated Energy Management Services and expanding its power generation asset base.

POWER GENERATION

The Company's power generation operations, managed by Destec, contributed $10.4 million of operating margin and $6.0 million of equity earnings during the quarter. Destec's ownership of power generating assets is predominantly through varying interests held in partnerships that own and operate the facilities. During the period, the power generating assets in which Destec maintains an interest generated 3.7 million megawatt hours (2.2 million net to Destec's interest).

The business strategy employed by Destec is to be the low-cost producer of electric power and Destec will actively pursue expansion of its position as a developer, manager and operator of power generation facilities. NGC expects the expertise of Destec's personnel, displayed through proven knowledge of power technology and engineering and experience in development, construction and operation of power facilities, to provide a platform for expansion of its power generating business worldwide.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids reported a third quarter 1997 operating margin of $75.5 million, representing an increase of $12.6 million over operating margins reported in the comparable 1996 period. The increase in operating margin reflected improved results period to period in substantially all of the segment's businesses principally as a result of increased volumes.

Liquids production volumes increased 45 percent this quarter to 137.7 thousand barrels per day, up from 95.0 thousand barrels per day in the third quarter last year, principally as a result of the inclusion of the processing facilities acquired in the Chevron Combination. NGL marketing volumes sold increased from
240.3 thousand barrels per day in the 1996 quarter to 412.6 thousand barrels per day in 1997, also primarily as a result of the Chevron Combination. Barrels received for fractionation were relatively constant period to period while natural gas gathering and transmission volumes increased 109.0 million cubic feet per day to 431.7 million cubic feet per day in the 1997 period. Crude oil volumes increased 83 percent period to period, from 94.9 thousand barrels a day in 1996 to 173.5 thousand barrels a day in 1997, reflecting continued growth of this business in both the U.S. and in Canada. Global LPG sales volumes totaled
9.1 million barrels during the period.

The segment's business strategy is predicated on being a low-cost producer of energy products. The integration of the assets acquired in the Trident and Chevron Combinations has resulted in improved capacity utilization and enhanced operating performance. The segment continues to actively address cost containment initiatives at existing facilities and will pursue asset acquisitions and/or the construction of new assets when it is considered economically and strategically appropriate in order to align its operations with other commercial aspects of NGC's business. In addition, the segment is actively pursuing acquisitions, strategic alliances, joint ventures and construction projects in order to capitalize on new gas production in the Gulf of Mexico.

Internationally, the Company, principally through its wholly owned subsidiary NGC Global Energy, Inc., is pursuing economically viable near term strategic opportunities. The intent of the strategy is to expand the multi-commodity Energy Store concept in selected international locations and it is likely the Company will leverage off foreign investments held by its major shareholders as a means for initiating most of these near term projects.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

For the nine-months ended September 30, 1997, NGC realized net income of $61.8 million, or $0.37 per share, on revenues of approximately $9.6 billion. This compares with net income of $65.6 million, or $0.53 per share, on total revenue of $4.3 billion reported in the same 1996 period. Current period results include an aggregate after-tax charge related to certain special items of $13.8 million, or $0.08 per share, attributed to the combination of lower-of-cost-or-market writedowns of the

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



Company's NGL liquids and crude oil inventories, a hedging-related loss, recognition of a reserve related to the Company's investment in Avoca Natural Gas Storage ("Avoca") and an adjustment to increase NGL Marketing's cost of sales for a true-up to actual of prior accruals offset by the gain on sale of the Mont Belvieu I fractionation facility, the gain on sale of NGC's interest in NCL and an adjustment to reduce gas marketing's cost of sales for a true-up to actual of prior accruals. Normalized earnings for the 1997 period, which exclude the aforementioned aggregate net charge, totaled $75.6 million, or $0.45 per share. Cash flow provided by operating activities increased $190.0 million to $282.5 million during the 1997 period as compared to the $92.5 million reported in the first nine months of 1996.

Consolidated operating margin for the first nine months of 1997 totaled $276.0 million, which is net of $18.1 million of pre-tax charges related to the aforementioned special items. Operating margin in the corresponding 1996 period totaled $224.4 million. Marketing contributed $88.0 million to the 1997 consolidated operating margin, compared to $73.8 million reported a year ago; whereas, Liquids contributed an aggregate $177.6 million to the consolidated operating margin or $27.0 million more than the $150.6 million reported in 1996. Included in the 1997 operating margin is $10.4 million contributed by Destec. Operating income totaled $94.8 million for the nine-months ended September 30, 1997, compared to $114.3 million in the comparable 1996 period. The decrease of $19.5 million reflects the aforementioned increase in consolidated operating margin, which was more than offset by the aggregate increase in depreciation and amortization and general and administrative expenses. The increases in depreciation and amortization expense and general and administrative expenses result principally from the same reasons and circumstances that impacted these items during the three-months ended September 30, 1997, discussed previously.

NGC's results include the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $41.0 million to pre-tax income during the 1997 period, more than doubling the $17.0 million reported during the comparable 1996 period. The increase in equity earnings period to period principally reflects the incremental earnings impact of the Company's investments in the West Texas LPG Pipeline Partnership, VESCO and the Destec partnerships. The following table provides a summary of equity earnings by investment ($ in thousands):

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         -----------------------------
                                                                            1997               1996
                                                                         ----------         ----------

       Accord Energy Limited                                             $18,000            $11,649
       Novagas Clearinghouse Ltd.                                           (892)             2,276
       Gulf Coast Fractionators                                            5,642              2,671
       West Texas LPG Pipeline Limited Partnership                         5,313                675
       Venice Energy Services Company, L.L.C.                              7,085                ---
       Waskom Gas Processing Company                                         844                ---
       Destec equity investments (aggregate)                               5,988                ---
       Other, net                                                           (944)              (315)
                                                                         -------            -------
                                                                         $41,036            $16,956
                                                                         =======            =======


NGC restructured its investment in Accord effective January 1, 1997, converting its 49 percent common stock interest in Accord to a 25 percent participating preferred stock interest. Management expects equity earnings accruing to the Company from its participating preferred stock interest to be materially the same in the last quarter of 1997 as compared to amounts reported in the fourth quarter of 1996. Effective April 1, 1997, the Company sold its 49.9 percent interest in NCL and, as a result, there were no equity earnings accruing to the Company from this investment after March 31, 1997.

Interest expense totaled $44.3 million for the nine-month period ended September 30, 1997, compared to $30.3 million for the comparable 1996 period. The increase of $14.0 million is principally attributed to the debt assumed in and resulting from the Chevron Combination and Destec acquisition.

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



Other income and expenses, net was immaterial to the nine-month periods ended September 30, 1997 and 1996, respectively. As discussed previously, the Company sold $200 million of Securities during the period and the accumulated distributions attributable to these Securities are reported as minority interest in income of a subsidiary in the condensed consolidated statements of operations. Accumulated distributions associated with these Securities totaled $5.7 million in the period.

The Company reported an income tax provision of $23.6 million for the nine-month period ended September 30, 1997, representing an effective tax rate of 28 percent, compared to an income tax provision of $30.1 million and an effective rate of 31 percent for the comparable 1996 period. The difference between the aforementioned effective rate and the statutory rate of 35 percent for the nine-month period ended September 30, 1997, results principally from permanent differences attributable to amortization of certain intangibles and debt premiums, state income taxes and the tax effect of the sale of the NCL interest. The difference between the aforementioned effective rate and the statutory rate of 35 percent for the nine-month period ended September 30, 1996, results primarily from a refund received related to foreign taxes paid on dividends received from Accord, permanent differences attributable to amortization of certain intangibles, permanent differences arising from the effect of certain foreign equity investments and state income taxes.

NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin for the nine-month period ended September 30, 1997, totaled $88.0 million compared to $73.8 million during the 1996 period. Consolidated operating margin for gas marketing's operations totaled $79.3 million during the first nine months of 1997 compared to $72.9 million in the 1996 period; whereas, consolidated operating margin for electric power marketing's operations totaled $8.7 million in the 1997 period, a $7.8 million increase over the 1996 period. Included in gas marketing's 1997 period operating margin is an $8.8 million benefit resulting from adjustments related to a reconciliation and true-up to actual results of certain accruals made in prior periods for price and volumes.

North American natural gas volumes sold increased to 7.9 billion cubic feet per day from 3.7 billion cubic feet per day during the first three quarters of last year, principally as a result of the Chevron Combination and the inclusion of volumes sold by NGC Canada Inc. Average unit margins approximated $0.04 per thousand cubic feet during the 1997 period as compared to unit margins of approximately $0.07 per unit during the 1996 period. The 1996 period includes the higher operating margins earned by the Company during the extremely cold winter last year. ECI continued to improve its sales volumes dramatically, selling 73.3 million megawatt hours during the first nine months of 1997, an increase of approximately 65 million megawatt hours period to period. ECI's per unit sales margins were approximately the same period to period.

POWER GENERATION

As NGC acquired Destec effective July 1, 1997, the results for the nine months ended September 30, 1997, are the same as the results for the three-month period previously discussed.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids operating margin of $177.6 million for the 1997 period reflects an increase of $27.0 million over the same 1996 period. Included in the 1997 period are the charges related to the aforementioned inventory writedowns, the hedge-related loss and the actualization of cost accruals totaling $26.9 million, on a pre-tax basis. The increase in operating margin was principally the result of higher production volumes from the Warren Petroleum gas processing plants and improved profitability in the Company's fractionation operations, offset by lower results from the NGL marketing business, principally as a result of the first quarter charge, and lower crude oil marketing margins period to period.

Operationally, the segment's businesses reflect significantly improved volumes period to period principally as a result of the Chevron Combination. Aggregate NGL processing volumes averaged 132.4 thousand gross barrels per day during the 1997 period as compared to 78.7 thousand barrels per day in the same 1996 period. Barrels received for fractionation increased 31.3 thousand barrels per day to 165.9 thousand barrels per day during the 1997 period. NGL marketing volumes increased

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


from 182.3 thousand barrels per day in the 1996 period to 406.5 thousand barrels per day in 1997 and crude oil sales volumes increased 67.2 thousand barrels per day period to period.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

NGC has historically relied upon operating cash flow and borrowings under its credit facilities for its liquidity and capital resource requirements.

Operating Cash Flow

Cash flow from operating activities totaled $282.5 million during the first nine months of 1997, an improvement of $190.0 million over the amount reported in the 1996 period, principally reflecting an improved working capital position. Significant items impacting reported cash flow from operations in the 1997 period as compared to the 1996 period include higher depreciation and amortization charges period to period, a lower non-cash equity earnings adjustment period to period, the non-cash effects of the aforementioned inventory writedowns, Avoca reserve and the gains on the sale of the Mont Belvieu I fractionator and the 49.9 percent interest in NCL, improved management of the Company's trade accounts receivables and payables and the reduction of discretionary inventory volume purchases period to period. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period to period, reflect changes in facts or changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

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

Destec Acquisition

NGC acquired Destec effective July 1, 1997, in a $1.26 billion deal, or $21.65 per share of Destec common stock. Concurrent with this acquisition, NGC sold Destec's international facilities and operations to The AES Corporation for $439 million. NGC's closing commitment relative to this transaction approximated $718 million, including transaction costs and net of Destec cash acquired at closing and the proceeds from the sale of Destec's international facilities and operations to The AES Corporation. NGC financed a majority of its closing commitment through an interim bank facility arranged as a separate tranche to the existing NGC Corporation Credit Agreement ("Credit Agreement"). In July and August 1997, the Company consummated a sale of Destec's interest in Tiger Bay and a sale of certain oil, gas and lignite reserves, respectively, for aggregate proceeds of $296 million. Proceeds from the sales of these non-strategic assets were used to retire debt incurred in the acquisition. The Company is continuing to explore other opportunities to monetize its investment in certain assets acquired from Destec if, and when, it is determined that such divestitures are economically and strategically appropriate. These non-strategic assets are classified in the accompanying balance sheet as assets held for sale.

Capital Expenditures and Investing Activities

During the first nine months of 1997, the Company spent an aggregate $862.5 million, principally on the Destec acquisition, the purchase of NCL's gas marketing operations and on acquisitions of additional interests in gas processing facilities, pipelines and other midstream assets, on capital improvements at existing facilities and on capital additions at the Company's new headquarters. The Company also invested $28.7 million in its unconsolidated affiliates, principally for amounts committed to VESCO. During the period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



agreement reached with the Federal Trade Commission related to the Chevron Combination. Further, NGC sold its 49.9 percent interest in NCL and acquired NCL's existing gas marketing business, as part of the restructuring of that investment. Further, NGC consummated the aforementioned sales of certain non-strategic Destec assets. Aggregate net proceeds from these dispositions approximated $449 million. During the first nine months of 1996, the Company spent $63.9 million, principally for the acquisition of LPG Services, Inc. and capital improvements at existing facilities. Also in that period, the Company received a payment of $4.6 million from Avoca representing a return of capital and a $14.5 million payment from a third party representing partial payment for certain contracts related to a processing facility.

Dividend Requirements and Stock Repurchases

NGC declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. During the nine-month periods ended September 30, 1997 and 1996, the Company paid approximately $5.9 million and $4.8 million in cash dividends, respectively.

During the first nine months of 1997, the Company repurchased 654,900 shares of its common stock in open market transactions at a cost of $10.5 million.

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

At September 30, 1997, aggregate principal outstanding under the Credit Agreement and the interim bank facility totaled $340 million. Additionally, as of that date, letters of credit outstanding under the Credit Agreement aggregated $24.3 million and unused borrowing capacity under the Credit Agreement approximated $410.7 million. The average interest rate applicable to all borrowings under the Credit Agreement approximated 5.95 percent at September 30, 1997.

Letter of Credit Agreement

On September 1, 1996, the Company entered into a new credit agreement (the "Letter of Credit Agreement"), which established a 364-day, $300 million letter of credit facility. The Letter of Credit Agreement provides for the issuance of letters of credit in support of the Company's obligation to purchase substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). The Letter of Credit Agreement contains certain financial covenants which require the Company to meet certain financial position and performance tests. In general, these financial covenants are identical to those contained in the Credit Agreement. At September 30, 1997, amounts outstanding under the Letter of Credit Agreement totaled $211.0 million.

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



Senior Notes and Shelf Registration

In October 1996, NGC sold $175 million of 7.625% 30-year Senior Notes due 2026 ("Senior Debentures"). Interest on the Senior Debentures is payable semiannually on April 15 and October 15 of each year. The Senior Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture. On December 15, 1995, the Company sold $150 million of 6.75% Senior Notes due 2005 ("Senior Notes"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year. At September 30, 1997, the Company had $175 million of available debt securities remaining under its $350 million shelf registration.

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

Chevron Note

As part of the Chevron Combination, NGC assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). The Chevron Note bears interest at 7.95 percent per annum payable semiannually in arrears each February and August. Should Chevron choose not to demand payment of the Chevron Note then principal plus accrued interest is payable in full on August 14, 2004. An unamortized premium balance of $2.2 million associated with the Chevron Note is being amortized using the interest method, resulting in an effective interest rate of 6.4 percent per annum.

Warren NGL, Inc. ("Warren", Formerly Trident NGL, Inc.) Notes

At September 30, 1997, Warren had outstanding $105 million principal amount of 10.25% Subordinated Notes due 2003 (interest payable semi-annually in arrears each April and October) and $65 million principal amount of 14% Senior Subordinated Notes due 2001 (interest payable semi-annually in arrears each February and August). Beginning in 1998, corresponding with the first call dates, the Company may repurchase the Subordinated Notes and Senior Subordinated Notes at 104.5 percent and 107 percent of the principal amount, respectively, with such reacquisition prices reducing as the notes mature. The indentures covering the Subordinated Notes and Senior Subordinated Notes contain covenants that, among other things, require Warren to meet certain financial tests; limit the amount of investments, dividends and asset sales that can be made by Warren; and restrict the ability of Warren and its subsidiaries to incur additional indebtedness, create or permit liens and engage in certain transactions. Although Warren's net assets at September 30, 1997, approximated $386 million, management does not believe that the terms of the indentures materially restrict the ability of Warren to transfer funds to the Company given that Warren is a Subsidiary Guarantor combined with the level of advances made by NGC to Warren. The unamortized premium balance associated with each of the Subordinated Notes and Senior Subordinated Notes represents a fair value adjustment to the aggregate principal balance of the notes recognized as part of the Trident Combination. The unamortized premium balance of $11.4 million at September 30, 1997, is being amortized using the interest method and results in effective interest rates of 8.4 percent and 8.3 percent per annum on the Subordinated Notes and Senior Subordinated Notes, respectively.

Company Obligated Preferred Securities of a Subsidiary Trust

During May 1997, NGC Corporation Capital Trust I ("Trust") issued in a private transaction $200 million aggregate liquidation amount of 8.316 percent Subordinated Capital Income Securities ("Securities") representing preferred

                                NGC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996



undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Securities in an equivalent amount of
8.316 percent Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. Proceeds from issuance of the Securities were used to reduce outstanding principal under the Credit Agreement. During October 1997, the Trust completed an exchange offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

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

CONCLUSION

The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow supplemented by borrowings under its credit facilities, if required.

                                NGC CORPORATION

                          PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company and San Joaquin CoGen, Inc., wholly owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"), a limited partnership in which the Company has an indirect twenty-five percent general partner ownership interest. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the lawsuit on May 15, 1997. The parties are actively engaged in discovery, and a trial has been set by the Court for September 28, 1998. On October 20, 1997, PG&E named Libbey-Owens-Ford, the Partnership's steam host, as an additional defendant in the action. The Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

On March 24, 1995, Southern California Gas Company, ("SoCal") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Holdings and Destec Gas Services, Inc., wholly owned direct and indirect subsidiaries of the Company (collectively the "Destec Defendants"), as well as against Chalk Cliff Limited ("Chalk Cliff") and McKittrick Limited (collectively the "Partnerships"), limited partnerships in which the Company has an indirect twenty-five percent general partner interest and an indirect fifty percent limited partner interest, respectively. The general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SoCal. SoCal has sought damages from the Partnerships for past damages and anticipatory breach damages. On October 24, 1997, the Court granted SoCal's motion for summary judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SoCal submit a proposed order consistent with that ruling for the Court's signature. On November 6, 1997, SoCal submitted such an order to the Court. The Partnerships' objections to the order were filed on November 11, 1997, with oral argument requested. No hearing date has been set. The October 24, 1997 ruling by the Court did not include any quantification of the damages assessed against the Partnerships, pending the outcome of the December 1, 1997 trial of SoCal's interference claims against the Destec Defendants. SoCal's proposed order quantifies damages associated with the claims granted in the summary judgment at approximately $30 million. Absent a settlement with SoCal, the Partnerships' alternatives are limited, with bankruptcy remaining as the most viable option available. The Company's subsidiaries intend to vigorously defend the interference causes of action at trial. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

The PG&E and SoCal litigations represent pre-acquisition contingencies acquired by NGC in the Destec acquisition. Resolution of these lawsuits could impact the purchase price allocation contained in the accompanying balance sheet as described in Note 2. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loan used to construct the power generation facilities owned by the respective partnerships. Chalk Cliff and San Joaquin believe there is little incentive for their lenders to call on this cross-guarantee at this time. In the opinion of management, the Company's financial position and results of operations would not be materially adversely effected if the lenders chose to exercise their option under the terms of such arrangements.

On February 12, 1996, Apache Corporation ("Apache") requested arbitration to resolve issues arising under a gas marketing contract ("Contract") with Natural Gas Clearinghouse ("Clearinghouse"), a wholly owned subsidiary of the Company, pursuant to the arbitration provisions of such Contract. On February 26, 1996, Clearinghouse responded by denying Apache's claims and by alleging several counterclaims of its own with respect to Apache's performance under the Contract. In connection with the arbitration proceedings, on April 9, 1996, Apache filed a lawsuit against Clearinghouse in the 55th Judicial District Court of Harris County, Texas ("Court"). In that lawsuit, Apache alleged that Clearinghouse was intentionally delaying the progress of the arbitration, and it requested relief, pursuant to the Texas General Arbitration

                                NGC CORPORATION

                          PART II. OTHER INFORMATION



Act, in the form of an order appointing a third arbitrator, compelling discovery and requiring Clearinghouse to assign certain contracts allegedly belonging to Apache. Clearinghouse filed a response to the lawsuit on May 6, 1996, asking that the Court dismiss Apache's application for relief or abate the suit pending resolution of all matters by the arbitration panel according to the terms of the Contract. Clearinghouse also requested payment of all attorneys' fees and other litigation expenses incurred in responding to and defending the lawsuit. The hearing date has been postponed several times to allow the parties time to complete discovery, most recently on August 29, 1997, when the hearing was delayed until March 9, 1998. That hearing may be delayed further due to several pending procedural disputes. In the arbitration and again in the lawsuit, Apache claims that it is entitled to actual damages in an undetermined amount in excess of $8 million and punitive damages. Clearinghouse intends to vigorously defend the Apache suit and arbitration. Based on review of the facts and through consultation with outside counsel, NGC management believes the ultimate resolution of the Apache suit will not have a material adverse effect on the Company's financial position or results of operations.

On October 11, 1996, Pan-Alberta Gas Ltd. ("Pan-Alberta") was named in a lawsuit filed in Alberta, Canada, by a group of Canadian producers. The suit alleges that, since 1992, Pan-Alberta has breached contractual, regulatory and fiduciary obligations that resulted in the plaintiffs' being deprived of the best available prices for their natural gas production. The suit asks for damages in an amount to be determined at trial, punitive or exemplary damages of $5 million (in Canadian dollars) and other costs. The plaintiffs' contend in the suit that actual damages may exceed $50 million (in Canadian dollars). Pan-Alberta has indicated their belief that the claims are without merit and the Company expects Pan-Alberta to vigorously defend its position in the case. From the date the lawsuit was filed through the effective date of the sale of its 49.9 percent interest in NCL, NGC indirectly owned an interest in Pan-Alberta. As part of the reorganization of NCL, NOVA assumed full ownership of the operations of Pan-Alberta, but did not indemnify NGC for this lawsuit. NGC is not currently a party to this lawsuit and NGC's management does not believe that a claim could be successfully asserted against it related to the lawsuit and does not expect the lawsuit to have any effect on NGC's results of operations or financial position.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

     The following instruments and documents are included as exhibits to this Form 10-Q.

  EXHIBIT
  Number                          DESCRIPTION
  ------                          -----------
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

   2.3 First Amendment to Asset Purchase Agreement and the related schedules dated as of June 29, 1997. (2)

   2.4 Asset Purchase Agreement between Destec Energy, Inc. and ECT EOCENE Enterprises, Inc. dated July 1, 1997. (2)

                                NGC CORPORATION

                          PART II. OTHER INFORMATION

     EXHIBIT
     NUMBER                     DESCRIPTION

        4.1         NGC Corporation Guaranty dated as of June 27, 1997
                    (CoGen).(2)

        4.2         NGC Corporation Guaranty dated as of June 27, 1997
                    (Wabash).(2)

        4.3 Amended and Restated Credit Agreement dated as of June 27, 1997, among NGC Corporation and The First National Bank of Chicago, Individually and as Agent, The Chase Manhattan Bank and NationsBank of Texas N.A., and as Co-Agents, and the Lenders named therein. (2)

        4.4 First Amendment to Letter of Credit Facility Agreement dated as of April 23, 1997. (2)

        4.5 Subordinated Debenture Indenture between NGC Corporation and The First National Bank of Chicago, as Debenture Trustee, dated as of May 28, 1997.

        4.6 Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997.

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

        4.10 Common Securities Guarantee of NGC Corporation dated as of May 28, 1997.

      + 4.11 Second Supplement Indenture among NGC Corporation, Destec Energy, Inc. and The First National Bank of Chicago, as Trustee, dated as of June 30, 1997, supplementing and amending the Indenture dated as of June 30, 1997.

      + 4.12 Fourth Supplement Indenture among NGC Corporation, Destec Energy, Inc. and The First National Bank of Chicago, as Trustee, dated as of June 30, 1997, supplementing and amending the Indenture dated as of December 11, 1995.
_____________________________
+    Filed herewith.

(1) Incorporated by reference to exhibits to the Annual Report on Form 10-K of NGC Corporation for the Fiscal Year Ended December 31, 1996, Commission File No. 1-11156.
(2) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated June 27, 1997.

(b) No reports on Form 8-K were filed by the Company during the quarter-ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                   NGC CORPORATION



Date:   November 14, 1997          By:  /s/  JOHN U. CLARKE
       ------------------             ----------------------------------------
                                      John U. Clarke, Senior Vice President and
                                      Chief Financial Officer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer)