Form 10-K
period 1997-12-31
NGC CORP
filed 1998-03-30
CIK 879215

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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
Yes  X      No
   ------      -----

The aggregate value of Common Stock held by non-affiliates of the registrant was approximately $364,438,085 on March 25, 1998, (based on $14.8125 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date). 151,524,970 shares of the registrant's Common Stock were outstanding as of March 25, 1998.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Parts I, II and IV in the Annual Report to Shareholders for the fiscal year ended December 31, 1997. As to Part III (items 10, 11, 12 and 13), Notice and Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

================================================================================

                                NGC CORPORATION
                                   FORM 10-K


                               TABLE OF CONTENTS


                                     PART I


                                                                                        Page
  Item 1.    Business..................................................................   1
  Item 1A    Executive Officers........................................................  12
  Item 2.    Properties................................................................  14
  Item 3.    Legal Proceedings.........................................................  19
  Item 4.    Submission of Matters to a Vote of Security Holders.......................  20

                                    PART II

  Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.  20
  Item 6.    Selected Financial Data...................................................  22
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................  23
  Item 8.    Financial Statements and Supplementary Data...............................  35
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................  35

                                    PART III

  Item 10.   Directors and Executive Officers of the Registrant........................  36
  Item 11.   Executive Compensation....................................................  36
  Item 12.   Security Ownership of Certain Beneficial Owners and Management............  36
  Item 13.   Certain Relationships and Related Transactions............................  36

                                    PART IV

  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  36

  Signatures...........................................................................  42

For definitions of certain terms used herein, see "Item 1. BUSINESS -- DEFINITIONS."

                                    PART I

Item 1.  BUSINESS

                                  THE COMPANY

GENERAL

     NGC Corporation, ("NGC" or the "Company") is a leading North American marketer of natural gas, natural gas liquids, electricity and crude oil and is engaged in natural gas gathering, processing and transportation through direct and indirect ownership and operation of natural gas processing plants, fractionators, storage facilities and pipelines and engages in electric power generation through direct and indirect ownership of cogeneration and other electric power producing facilities. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a reliable energy commodity and service provider.

     The Company is a holding company that conducts substantially all of its business through its subsidiaries. From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances with certain of its shareholders resulting in the formation of a midstream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc. ("Holding"), a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation ("Trident Combination"). On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates (collectively "Chevron") whereby substantially all of Chevron's midstream assets were merged with NGC ("Chevron Combination"). In June 1997, NGC acquired Destec Energy, Inc. ("Destec"), a leading independent power producer. By virtue of the growth of NGC's core businesses combined with the synergies derived from these transactions, NGC has established itself as an industry leader providing quality, competitively priced energy products and services to customers primarily throughout North America and in the United Kingdom.

     BG plc, Chevron and NOVA Corporation ("NOVA") each own approximately 26 percent of the outstanding common stock of NGC.

     The principal executive office of the Company is located at 1000 Louisiana, Suite 5800, Houston, Texas 77002, and the telephone number of that office is
(713) 507-6400. NGC and its affiliates maintain marketing and/or regional offices in Atlanta, Georgia; Bogata, Columbia; Boston, Massachusetts; Calgary, Alberta; Chicago, Illinois; Dallas, Texas; Englewood, Colorado; London, England; Mexico City, Mexico; Midland, Texas; Oklahoma City, Oklahoma; Pleasanton, California; Tampa, Florida; Tulsa, Oklahoma; and Washington D.C.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

     This Form 10-K contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", and "expect" are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on NGC's results of operations and financial condition are: (i) competitive practices in the industries in which NGC competes, (ii) fluctuations in energy commodity prices which have not been properly hedged or which are inconsistent with NGC's open position in its energy marketing activities, (iii) operational and systems risks, (iv) environmental liabilities which are not covered by indemnity or insurance, and (v) the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general, and NGC's operations in particular.

DEFINITIONS

  As used in this Form 10-K, the abbreviations listed below are defined as follows:

  Bbl          42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.
  MBbls/d      Volume of one thousand barrels per day.
  MMBbls       Volume of one million barrels.
  MMcf/d       Volume of one million cubic feet per day.
  Bcf          Volume of one billion cubic feet
  Bcf/d        Volume of one billion cubic feet per day.
  Bpd          Barrels per day.
  LPG          Liquid petroleum gas.
  MW s         Megawatts.
  Spot         The Henry Hub cash price posting for natural gas per the "Inside
               FERC" publication.
  NYMEX        New York Mercantile Exchange.


BUSINESS

     The Company reports operations under three primary business segments: the natural gas and power marketing segment, the power generation segment and the natural gas liquids, crude oil and gas transmission segment.

Natural Gas and Power Marketing

     NGC's Natural Gas and Power Marketing business uses its knowledge of the marketplace, considerable physical transmission, storage, processing and distribution assets and a multi-commodity mindset to provide customers with flexible, tailored solutions to meet their energy supply, asset management and financial risk management needs. NGC's business strategy in this segment includes expanding its relationships with existing local distribution companies ("LDCs") and industrial customers to broaden its customer base and role as a wholesale energy supplier.

     The Company's wholesale natural gas marketing activities consist of contracting to purchase specific volumes of natural gas from suppliers at various points of receipt to be supplied over a specific period of time; aggregating natural gas supplies and arranging for the transportation of these gas supplies through proprietary and third-party transmission systems; negotiating the sale of specific volumes of natural gas over a specific period of time to LDCs, utilities, power plants and other end-users; and matching natural gas receipts and deliveries based on volumes required by customers.

     During 1997, the Company announced the formation of three retail energy alliances that will each provide energy services to industrial, commercial and residential customers. NGC's goal is to build a network of regionally focused alliance relationships that leverage the different strengths of each alliance partner by combining NGC's buying power and large-scale wholesale energy supply infrastructure with the ability of regional partners to assess and address local conditions quickly and effectively. In determining alliance partner candidates, NGC seeks partners having significant existing customer bases, strong regional name recognition and similar infrastructures. Management believes the formation of a series of alliances throughout North America will provide NGC with accelerated market penetration and a potential platform for selling products and services to a retail customer base at modest capital investment during a period of evolving regulation and restructuring.


     The Company is also a marketer of electricity and power products and services in the United States through its wholly owned subsidiary Electric Clearinghouse, Inc. ("ECI"). ECI provides its customers with a 24-hour-a-day resource for the sale and purchase of power through access to wholesale markets throughout North America. ECI helps customers remarket their fuel, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, ECI provides market aggregation and sales assistance and offers risk-management services and strategies, which complement its marketing activities.

     Natural Gas Purchases. The Company purchases natural gas from a variety of suppliers under contracts with varying terms and conditions intended to ensure a stable supply of natural gas. When purchasing natural gas, the Company considers price, location, liquids content, if applicable, and quantities available. In 1997, the Company purchased natural gas in every major producing basin in the United States and Canada from over 900 suppliers, ranging from major producers to small independent companies. Pursuant to ancillary agreements entered into as part of the Chevron Combination, NGC has the obligation to purchase and the right to market substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). The Chevron relationship provides the Company with a significant stable supply of natural gas which, when combined with gas supplies available from its network of other supply sources, allows it to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand.

     Transportation. The Company arranges for transportation of the natural gas it markets from the supplier receipt point to the delivery point requested by the purchaser. The Company generally retains title to the natural gas from the receipt point to the delivery point and obtains transportation on unaffiliated pipelines. The Company believes that its understanding of the United States' pipeline network, along with the scale and geographic reach of its gas marketing efforts, are important to the Company's success as a gas marketer. These factors, as well as its efficiency in utilizing the gas transportation network, allow the Company to provide its suppliers with multiple outlets for their natural gas and, in times of significant changes in demand or supply due to weather or other factors, to route gas to areas of the United States where it is most needed. The Company attempts to reduce transportation charges by taking advantage of its broad array of transportation agreements and by negotiating competitive discounts. The Company uses a variety of transportation arrangements to move its customers' volumes, including short-term and long-term firm and interruptible agreements with pipelines and brokered firm contracts with its customers.

     Natural Gas Sales. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's wholesale customer base consists primarily of gas and electric utilities and industrial and commercial end-users and marketers of natural gas. In 1997, sales were made to approximately 1,100 customers located throughout the contiguous United States and parts of Canada. For the year ended December 31, 1997, the Company's North American operations sold an aggregate average of 8.0 Bcf per day of natural gas.

     Natural Gas Storage and Marketing Hubs. Natural gas storage capacity plays an important role in the Company's ability to act as a full-service natural gas marketer by allowing it to manage relatively constant gas supply volumes with uneven demand levels. Through the use of its storage capabilities, the Company offers peak delivery services to satisfy winter heating and summer electric-generating demands. Storage inventories also provide performance security or "backup" service to the Company's customers. The Company at various times leases short-term and long-term firm and interruptible storage.

      The Company also utilizes gas market area hubs to allow customers to manage short-term prices and help solve imbalance and transportation problems. These strategic market hubs, located where regional interstate pipelines converge, are designed to bring buyers and sellers together over a broad geographic area. Services offered by the hubs include wheeling, loaning, parking and title transfer, which complement existing natural gas supply, transportation and storage services, and contribute to a more efficient, reliable, cost-effective marketplace. Wheeling refers to the simultaneous transfer of natural gas from one pipeline to another, while loaning occurs when one party allows another party to borrow natural gas. Parking services allow a customer to store natural gas in a hub for future redelivery, while title transfer services allow a customer to assign title to natural gas that is in storage.

     Foreign Markets. During 1997, the Company restructured the ownership of its joint ventures with NOVA to market natural gas in Canada and with British Gas plc to market natural gas in the United Kingdom. As a result of these restructurings, NGC is now pursuing energy marketing and midstream asset businesses through wholly owned subsidiaries in Canada and in the United Kingdom. Additionally, as part of the restructuring of operations in the United Kingdom, NGC retained a twenty-five percent participating preferred stock interest in Accord Energy Limited ("Accord"), a U.K.-based energy marketing company.

     Power Marketing. The Company formed ECI in February 1994 to pursue electric power marketing opportunities created by the deregulation of the domestic electric power industry. The U.S. electric industry is estimated to produce approximately $200 billion in industry revenues annually, and is at least double the U.S. natural gas business. As power becomes deregulated and thus commoditized, its value relative to natural gas will continue to converge. Complexity in the marketplace could be ever-increasing and management of customer energy requirements will require a multi-commodity focus. NGC believes that its ownership of strategically located generating assets will enable the Company to expand its electric power marketing business. In 1997, NGC made sales to approximately 180 customers and sold 94.7 million megawatt hours of electricity as compared with
14.9 million megawatt hours sold during 1996.

POWER GENERATION

     NGC's Destec subsidiary is in the business of developing, operating and managing projects which produce electricity, thermal energy and synthetic gas. NGC's business strategy in power generation focuses on being a low-cost producer of electric power. Destec has interests in 16 partnerships, each formed to build, own and operate electric power generating facilities, and owns/leases and operates one cogeneration plant, one heat recovery plant and one coal gasification facility. The combined gross capacity of these facilities is approximately 2,839 megawatts of electricity and over 3.4 million pounds per hour of steam. Destec continues to pursue expansion of its asset base by acquiring, developing, constructing, managing and operating power generation facilities.

     The majority of the power generating facilities owned directly or indirectly by Destec are cogeneration plants. A cogeneration plant utilizes power production technology that results in the sequential generation of two or more useful forms of energy (e.g., electricity and steam) from a single fuel source (e.g., natural gas). Destec also owns an interest in a coal gasification plant that produces synthetic gas, which serves as an alternative fuel in power generation facilities.

     Destec provides services to the partnerships in which it owns an interest in the areas of project development, engineering, environmental affairs, operating services and management and fuel supply services. Such management services include: (i) engineering oversight of all conceptual planning, feasibility studies, environmental studies and plant, engineering and construction design; (ii) specialized and comprehensive operating, maintenance, testing and start-up services; and (iii) asset management services that coordinate project activities with, and maintain relationships among, all project stakeholders, which include owners, customers, lenders, suppliers, and operators. Various activities are performed with a goal of obtaining ongoing profitability, including negotiating new contracts and/or amending existing contracts, developing annual and long-term business plans and forecasts, developing and implementing profit improvement opportunities, monitoring regulatory, legislative, and environmental affairs, and providing various accounting and financial services.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

     The Company's natural gas liquids, crude oil and gas transmission segment includes natural gas gathering and processing, fractionation, natural gas liquids marketing, natural gas transmission and crude oil marketing and transportation operations.

     Natural Gas Gathering and Processing. The natural gas processing industry is a major segment of the oil and gas industry, providing the necessary service of refining raw natural gas into marketable pipeline quality natural gas and natural gas liquids. The Company owns interests in 48 gas processing plants, including 36 plants which it operates. The Company also operates natural gas gathering pipeline systems, including certain assets held pending sale. These assets are primarily located in the key producing areas of New Mexico, Texas, Louisiana, Arkansas, Oklahoma and Kansas.

     During the year ended December 31, 1997, the Company processed an average of 2.8 Bcf per day of natural gas and produced an average of 136.2 thousand barrels per day of natural gas liquids. As part of the Chevron Combination's ancillary agreements, NGC acquired the right to process substantially all of Chevron's processable natural gas in those geographic areas where it is economically feasible for NGC to provide such service.

     Fractionation. The natural gas liquids removed from the natural gas stream at gas processing plants are generally in the form of a commingled stream of liquid hydrocarbons (raw product). The commingled natural gas liquids are separated at fractionation facilities into the component products of ethane, propane, normal butane, isobutane and natural gasoline. At December 31, 1997, the Company had ownership interests in two fractionation facilities, each located in Mont Belvieu, Texas, plus significant fractionation capacity at the VESCO facility located in Plaquemines Parish, Louisiana. During 1997, these facilities fractionated an average of 252 gross barrels per day. The Company is in the process of constructing a fourth facility in Lake Charles, Louisiana, that is expected to be operational in the fourth quarter of 1998. Upon completion of this construction project, NGC will have gross fractionation capacity at these facilities of approximately 405 thousand barrels per day. In addition, the Company maintains fractionation capability at several of its gas processing facilities.

     NGL Marketing. The Company markets its own natural gas liquids production and also purchases natural gas liquids from third parties for resale. Through the Company's strategic network of pipeline connections, terminals, rail cars, trucks, barges and storage facilities, the Company moves natural gas liquids from producing regions in the Gulf Coast, West and Midwest to most major domestic and international markets. The Company operates large-scale marine terminals in Texas, Florida and Louisiana, which offer importers a variety of methods for transporting products to the marketplace. In addition, NGC has access to over 60 million barrels of underground liquids storage providing customers with the ability to store, trade, buy and sell specification products. In 1997, the Company significantly expanded utilization of such storage, terminalling and shipping assets and services to support the growth of its international deepwater LPG business. During 1997, the Company sold approximately 414 thousand barrels per day of natural gas liquids to over 900 customers.

     Transmission Operations. The Company's transportation assets are inter-connected with the nation's gas liquids and natural gas pipeline systems. NGC owns a 49 percent interest in a partnership which operates the West Texas LPG Pipeline, a pipeline capable of delivering 160,000 barrels per day of liquids to fractionation facilities at Mont Belvieu, Texas. In addition, the Company owns and operates a 12-inch bi-directional pipeline, which can transport 50,000 barrels per day of liquids and finished products between major LPG Hubs, Lake Charles, Louisiana and Mont Belvieu. The Company operates an extensive Houston-area distribution system which provides market access to refiners and chemical plants on the Houston Ship Channel. The Company operates an intrastate natural gas pipeline system in south-central Kansas, which serves markets in the Wichita area and provides access to markets in the Midwest and Mid-Continent areas through interconnected intrastate and interstate pipelines. The Company also operates the Ozark Gas Transmission Pipeline ("Ozark"), an interstate pipeline system located in eastern Oklahoma and central Arkansas.

     Crude Oil Marketing. The Company provides a full range of crude oil marketing services to producers, and serves the North American refining community as a regionally diversified supplier of crude oil. Through its participation in major trading centers in the Mid-Continent, Rocky Mountain and Gulf Coast areas, the Company has established itself as a dependable source of competitively priced crude oil. During 1997, the Company sold approximately 168 thousand barrels per day of crude oil to over 150 customers.

INTERNATIONAL OPPORTUNITIES

     NGC's strategic investors, BG plc, NOVA and Chevron, provide the Company with international business opportunities through joint ventures or other means. By combining NGC's multi-commodity energy trading expertise with these business partners' international asset positions and understanding of local governments, markets and customer needs, NGC intends to bring multi-commodity products and services to new markets. As countries privatize or deregulate their energy industries, NGC will work closely with its business partners to explore opportunities that optimize value in selected overseas markets.

RISK MANAGEMENT ACTIVITIES

     NGC utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the NYMEX and swaps and options traded in the over-the-counter financial markets to manage and hedge its fixed-price purchase and sales commitments, to provide fixed-price commitments as a service to its customers and suppliers, to reduce its exposure to the volatility of cash market prices and to protect its investment in storage inventories. The Company may, at times, have a bias in the market, within established guidelines, resulting from the management of its portfolio. Additionally, NGC monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

     In addition to the risk associated with price or interest rate movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. NGC maintains credit policies with regard to its counterparties, which management believes minimize its overall credit risk.

     The commercial groups of NGC manage, on a portfolio basis, the resulting market risks inherent in the transactions, subject to parameters established by the NGC Board of Directors. Market risks are monitored by a risk control group that operates separately from the commercial units that create or actively manage these risk exposures to ensure compliance with NGC's risk management policies. Risk measurement is also practiced against the NGC portfolios with stress testing and scenario analysis.


STRATEGIC BUSINESS COMBINATIONS

     The Destec Acquisition.   NGC acquired Destec, an independent power
producer, for $1.26 billion in June 1997. Following the acquisition, NGC sold certain international and non-strategic Destec assets for aggregate proceeds of $735 million. NGC believes the acquisition of Destec's power generating assets will result in significant benefits through the integration of Destec's electricity and thermal energy marketing activities with NGC's existing power marketing business, conducted through ECI, and the introduction of Destec's customers to the variety of energy products and services provided by other NGC businesses. NGC expects Destec's expertise in power technology and engineering and experience in development, construction, management and operation of power facilities to provide a platform for expansion of its power generating business worldwide.

     Chevron Combination. On August 31, 1996, NGC completed the Chevron Combination pursuant to which substantially all of Chevron's midstream assets, including substantially all of the assets comprising Warren Petroleum Company and Chevron's Natural Gas Business Unit and an undivided interest in those assets that constitute the West Texas LPG Pipeline, were combined into NGC. As a result of the Chevron Combination, Chevron received approximately 38.6 million shares of NGC common stock, approximately 7.8 million shares of NGC's Series A Participating Preferred Stock and $128 million in cash, and NGC assumed approximately $155 million of indebtedness.

     In connection with the Chevron Combination, NGC and Chevron entered into certain ancillary supply, sales and service agreements with respect to natural gas, natural gas liquids and electricity. Pursuant to these ancillary agreements, NGC has the obligation to purchase and the right to market substantially all of the natural gas and natural gas liquids produced or controlled by Chevron in the United States (except Alaska), to process substantially all of Chevron's processable natural gas in those geographic areas where it is economically feasible for NGC to provide such service, to supply natural gas feedstocks to Chevron refineries and chemical plants in the United States and to participate in existing and future opportunities to provide electricity to Chevron's United States facilities as well as to purchase or market excess electricity generated by those facilities.

     Trident Combination. On March 14, 1995, NGC and Holding, a registrant on the New York Stock Exchange, consummated the Trident Combination. Pursuant to the terms of the Trident Combination, Holding, the legally surviving corporation in the Combination, was renamed NGC Corporation. The Trident Combination provided NGC with significant gas gathering, gas processing, fractionation and other midstream assets.


RECENT DEVELOPMENTS

     Restructuring of Liquids Business. During the fourth quarter of 1997, the Company recognized a $275 million charge largely related to its plan to restructure the Company's natural gas liquids business, including rationalization and consolidation of assets acquired in both the Trident and Chevron Combinations, the reorganization of personnel to improve operational management of this segment and a reduction of employees involved in non-strategic operations. Execution of this comprehensive plan began in 1997 and will continue into 1998. Pursuant to this restructuring, the Company anticipates recording an additional severance charge of approximately $10 million during the first quarter of 1998.

     Sale of Ozark. In January 1998, the Company announced an agreement to sell the Ozark Gas Transmission System for $55 million, and expects to recognize an estimated pre-tax gain of approximately $27 million related to the sale. Closing of the transaction is expected in the third quarter of 1998, subject to certain conditions, including FERC and other governmental approvals.

     El Paso Capacity Commitment.   For a two-year period beginning January 1,
1998, the Company contracted for 1.3 billion cubic feet per day of firm transportation capacity to California on the El Paso Natural Gas pipeline system. The arrangement has been implemented but is subject to regulatory approval in a pending proceeding in which challenges have been filed. The firm capacity provides NGC with the ability to serve an expanded California customer base arising from the recent Chevron Combination and Destec acquisition, as well as to take advantage of opportunities associated with the deregulation of the electric power industry in California. Pursuant to this arrangement, NGC is obligated to pay a minimum of $70 million of reservation charges over the two-year term.

     New Power Project Commitments. In November 1997, the Company together with NRG Energy, Inc. ("NRG"), was awarded the contract to acquire the El Segundo Station, a 1,020 megawatt gas-fired power generating facility located in Los Angeles, California. The El Segundo facility will be acquired by an entity owned fifty percent by the Company and fifty percent by NRG. Additionally, in February 1998, NGC together with NRG, was awarded the contract to acquire a 560 megawatt gas-fired power facility located in Long Beach, California. The Long Beach facility will also be acquired by an entity owned fifty percent by NGC and fifty percent by NRG. The El Segundo facility is partially a merchant plant while the Long Beach facility is solely a merchant plant. Both acquisitions are expected to close in the second quarter of 1998. With respect to both these acquisitions, NGC will be the lead party on fuel procurement, power marketing and asset management, while NRG will be operator of the facilities. Additionally, Destec and a partner were selected to build a 766 megawatt independent power station near Townsville, in Queensland, Australia. The Townsville project is expected to be partially operational in July 2001, and fully operational by July 2003. Destec will own fifty percent of this project.

     Venice Energy Services Company, L.L.C. ("VESCO"). The VESCO members have entered into a definitive agreement with Koch Energy Services Company ("Koch") pursuant to which Koch will contribute a cryogenic gas processing unit to VESCO on behalf of NGC in exchange for approximately 10 percent of NGC's interest in the limited liability company. The transaction, which is expected to close in the second quarter of 1998, will reduce NGC's interest in VESCO to approximately 23 percent.


COMPETITION

     All phases of the businesses in which NGC is engaged are highly competitive. In connection with both domestic and foreign operations, the Company encounters strong competition from companies of all sizes, having varying levels of financial and personnel resources.

     NGC competes in its gas marketing business with other natural gas merchants, producers and pipelines for sales based on its ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize transportation efficiently through third-party pipelines. With respect to its marketing operations, NGC believes that customers will increasingly scrutinize the financial condition of their suppliers to assure that contract obligations will be met; suppliers and transporters will demand more stringent credit terms to secure the performance of natural gas merchants; the increased role of storage and other risk management tools will add to the financial costs of doing business; the increasing availability of pricing information to participants in the natural gas industry will continue to exert downward pressure on per-unit profit margins in the industry; suppliers will have to be multi-fuel marketers; and large competitors will create competition from entities having significant liquidity and other resources. As a result, NGC believes its financial condition and its access to capital markets will play an increasing role in distinguishing the Company from many of its competitors. Operationally, NGC believes its ability to remain a low-cost merchant and to effectively combine value-added services, competitively priced supplies and price risk management services will determine the level of success in its natural gas marketing operations.

     NGC's power marketing business is similar to its gas marketing business in that it provides contract services to electric utilities, markets and supplies electricity, and invests in power-related assets and joint ventures. As a result, the competition issues incumbent upon the Company's gas marketing operations similarly impact the Company's power marketing business. As with its gas marketing operations, the Company believes it has the ability to establish itself as a low cost and dependable merchant providing competitively priced supplies and a variety of services which will differentiate NGC from the competition.

     The independent power generation industry has grown rapidly over the past twenty years. The demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired cogeneration and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company's Power Generation segment competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the U.S. electric power industry has resulted in a highly competitive market for acquisition or development of domestic power generating facilities. As the nation's regulated utilities seek non-regulated investments and states move toward retail electric competition, these trends can be expected to continue for the foreseeable future.

     The Company's natural gas liquids, crude oil marketing and gas transmission businesses face significant competition from a variety of competitors including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, the marketing of natural gas liquids, crude oil, residue gas, helium, condensate and sulfur, and the transportation of natural gas, natural gas liquids and crude oil. Competition typically arises as a result of the location and operating efficiency of facilities, the reliability of services and price and delivery capabilities. The Company believes it has the infrastructure, long-term marketing abilities, financial resources and management experience to enable it to effectively compete.

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

     The transportation and sale for resale of natural gas is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, as amended ("NGA") and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). Interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the FERC. Certain of the Company's pipeline activities and facilities are involved in interstate transportation of natural gas, crude oil and natural gas liquids, and are subject to these or other federal regulations.

     Natural Gas Marketing. Commencing in 1985, the FERC promulgated a series of orders and regulations adopting changes that significantly altered the business of transporting and marketing natural gas by fostering competition. The thrust of these regulations was to induce interstate pipeline companies to provide nondiscriminatory transportation services to producers, distributors and other shippers. The effect of the foregoing regulations has been the creation of a more open access market for natural gas purchases and sales and the creation of a business environment which has fostered the evolution of various unregulated, privately negotiated natural gas sales, purchase and transportation arrangements.

     Regulation determined by the FERC relating to the sale for resale of natural gas continues to evolve. While the ultimate impact of such determinations on the Company's operations cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's operations or competitiveness.

     Gas Processing. The primary function of NGC's gas processing plants is the extraction of natural gas liquids and the conditioning of natural gas for marketing, and not natural gas transportation. The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and therefore is not subject to jurisdiction under the NGA. Even though the FERC has made no specific declaration as to the jurisdictional status of the Company's gas processing operations or facilities, NGC believes its gas processing plants are primarily involved in removing natural gas liquids and therefore exempt from FERC jurisdiction. Nonetheless, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction should apply to the downstream facility as a pipeline, however, and not to the plants themselves.

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

     Market Hubs. The market hub for which Hub Services, Inc., a wholly owned subsidiary of NGC, serves as hub administrator is a combined gas storage, transportation and interchange facility. To the extent the market hub provides services in intrastate commerce, the rates, terms and conditions of service are regulated by the applicable state public utility commissions. To the extent the market hub provides service in interstate commerce subject to the NGA or NGPA, the FERC has overlapping regulatory authority with respect to rates, terms and conditions of service.

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

     Electricity Marketing Regulation.   The Federal Power Act ("FPA") and rules
promulgated by the FERC regulate the transmission of electric power in interstate commerce and sales for resale of that power. As a result, portions of ECI's operations are under the jurisdiction of the FPA and FERC. In April 1996, the FERC adopted rules (Order 888) to expand transmission service and access and provide alternative methods of pricing for transmission services. Upon promulgation of the final rule by the FERC (and the Public Utility Commission of Texas for ERCOT), the interstate transmission grid in the continental United States was opened to all qualified persons that seek transmission services to wheel wholesale power. Utilities are required to provide transmission customers non-discriminatory open access to their transmission grids with rates, terms, and conditions comparable to that which the utility imposes on itself. Order 888 was upheld by the FERC in March 1997 and is subject to appeal. Second generation implementation issues arising out of Order 888 abound. These include issues relating to power pool structures and transmission pricing. These too will likely find their way to the courts, and their outcome cannot be predicted.

     Power Generation Regulation. Historically in the United States, regulated and government-owned utilities have been the only significant producers of electric power for sale to third parties. Pursuant to the enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), companies other than utilities were encouraged to enter the electric power business by reducing regulatory constraints. In addition, PURPA and its implementing regulations created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electric power generated in cogeneration plants meeting certain requirements (referred to as "Qualifying Facilities"). As a result of PURPA, a significant market for electric power produced by independent power producers developed in the United States. The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to NGC and its competitors. Many of the projects that NGC currently owns meet the requirements under PURPA to be Qualifying Facilities and are maintained on that basis.

     In 1992, Congress enacted the Energy Policy Act of 1992 ("Energy Act"), which amended the FPA and the Public Utility Holding Company Act of 1935 ("PUHCA") to create new exemptions from PUHCA for independent power producers selling electric energy at wholesale, to increase electricity transmission access for independent power producers and to reduce the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating generating or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA.

     Changes in PURPA, PUHCA and other related federal statutes may occur in the next several years. The nature and impact of such changes on the Company's projects, operations and contracts is unknown at this time. NGC actively monitors these developments to determine such impacts as well as to evaluate new business opportunities created by restructuring of the electric power industry. Depending on the outcome of these legislative matters, changes in legislation could have an adverse effect on current contract terms.

     The enactment in 1978 of PURPA and the adoption of regulations thereunder by the FERC and individual states provide incentives for the development of small power production facilities and cogeneration facilities meeting certain criteria. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of thermal energy (such as steam) which is used for a qualified purpose other than power generation,
(ii) meet
certain energy operating and efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled or more than 50 percent owned by an electric utility or electric utility holding company, or any combination thereof. PURPA provides two primary benefits to Qualifying Facilities owned and operated by non-utility generators. First, Qualifying Facilities under PURPA are exempt from certain provisions of PUHCA, the FPA and, except under certain limited circumstances, state laws respecting rate and financial regulation. Second, PURPA requires that electric utilities purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and that the utility sell back-up power to the Qualifying Facility on a non-discriminatory basis. The FERC regulations also permit Qualifying Facilities and utilities to negotiate agreements for utility purchases of power at rates other than the purchasing utility's avoided cost. If Congress amends PURPA, the statutory requirement that an electric utility purchase electricity from a Qualifying Facility at full avoided costs could be eliminated. Although current legislative proposals specify the honoring of existing contracts, repeal of the statutory purchase requirements of PURPA going forward could increase pressure to renegotiate existing contracts. Any changes which result in lower contract prices could have an adverse effect on the Company's operations and financial position.

     The Congress passed the Energy Act to promote further competition in the development of new wholesale power generation sources. Through amendments to PUHCA, the Energy Act encourages the development of independent power projects which are certified by the FERC as exempt wholesale generators ("EWGs"). The owners or operators of qualifying EWGs are exempt from the provisions of PUHCA. The Energy Act also provides the FERC with extensive new authority to order electric utilities to provide other electric utilities, Qualifying Facilities and independent power projects with access to their transmission systems. However, the Energy Act does preclude the FERC from ordering transmission services to retail customers and prohibits "sham" wholesale energy transactions which appear to provide wholesale service, but actually are providing service to retail customers.

     The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides the FERC with ongoing as well as initial jurisdiction, enabling the FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or on rates that are determined through competitive bidding or negotiation on a market basis. Although Qualifying Facilities under PURPA are exempt from rate-making and certain other provisions of the FPA, independent power projects and certain power marketing activities are subject to the FPA and to the FERC's rate-making jurisdiction. Utilities are not obligated to purchase power from projects subject to regulation by the FERC under the FPA because they do not meet the requirements of PURPA. However, because such projects would not be bound by PURPA's thermal energy use requirement, they may have greater latitude in site selection and facility size. All of the projects currently owned or operated by NGC as Qualifying Facilities under PURPA are exempt from the FPA. NGC's EWGs, Commonwealth Atlantic and Hartwell, are subject to the FPA and the jurisdiction of the FERC. With approval from FERC, such entities, with certain exceptions, are exempted from being required to sell cost-based rates and can make all sales at market-based rates set through negotiations. Independent power projects in which the Company has an interest have been granted market based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interests in such projects.

     Development of projects in international markets creates exposure and obligations to the national, provincial and local laws of each host country, worldwide environmental standards and requirements imposed by multi-lateral lending institutions. The principal regulatory consideration for international projects is PUHCA, since it is broadly applicable to the ownership and operation of power facilities (including generation and transmission facilities) both inside and outside of the United States. For international projects, the principal basis for exemption from PUHCA is by obtaining EWG status from the FERC. EWG status is very beneficial for international projects because EWGs are generally allowed to make retail sales in international markets. Another way to obtain an exemption from PUHCA for foreign ownership and operation activities is by filing a foreign utility company determination ("FUCO") with the Securities and Exchange Commission. However, FUCO filings are less frequently used, because unlike EWGs, no formal regulatory order is issued confirming the status of a FUCO. The development of international power generation and transmission projects also may entail other multi-national regulatory considerations arising under United States law, including export/import controls, trade laws and other similar legislation. NGC attempts to identify and manage those issues early in the development process to ensure compliance with such laws and regulations.

     State Regulatory Reforms. Legislation currently under review in various states impacting gas and electricity marketing and power generation businesses is most likely to impact NGC in the near term. However, other state regulatory reforms impacting the Company's processing and gathering operations and other businesses are proceeding. While the ultimate impact of such legislation on the Company's businesses cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's operations or competitiveness.

ENVIRONMENTAL AND OTHER MATTERS

      NGC's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Development of projects in international markets creates exposure and obligations to the national, provincial and local laws of each host country, including environmental standards and requirements imposed by these governments. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. The Company's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by the Company subject to environmental regulation. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

     The vast majority of federal environmental remediation provisions are contained in the Superfund laws -- the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act ("SARA") and in the corrective action provisions of the Federal Resource Conservation and Recovery Act ("RCRA"). Typically, the U.S. Environmental Protection Agency ("EPA") acts pursuant to Superfund legislation to remediate facilities that are abandoned or inactive or whose owners are insolvent; however, the legislation may be applied to sites still in operation. Superfund law imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed, or arranged for the disposal, of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in certain instances, private parties to take actions in response to threats to public health or the environment and to seek recovery for the costs of cleaning up the hazardous substances that have been released and for damages to natural resources from such responsible party. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA provisions apply to facilities that have been used to manage or are currently managing hazardous waste and which are either still in operation or have recently been closed. As amended, RCRA requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities.

     In connection with discrete asset acquisitions and sales, NGC may obtain or be required to provide indemnification against certain environmental liabilities. These indemnities are typically limited in scope and time period. To minimize its exposure for such liabilities, environmental audits of the assets NGC wishes to acquire are made, either by NGC personnel, outside environmental consultants, or a combination of the two. The Company has not heretofore incurred any material environmental liabilities arising from its acquisition or divestiture activities. The incurrence of a material environmental liability, and/or the failure of an indemnitor to meet its indemnification obligations with respect thereto, could have a material adverse effect on NGC's operations and financial condition.

     To the Company's knowledge, it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statutes, regulations, orders and rules. Further, to the best of the Company's knowledge, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets or pertaining to any indemnification obligations with respect to properties previously owned or operated by the Company which would have a material adverse effect on the Company's operations and financial condition. NGC's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $9.4 million in 1997. Total environmental expenditures for both capital and operating maintenance and administrative costs are not expected to exceed $15 million in 1998.

     In addition to environmental regulatory issues, the design, construction, operation and maintenance of the Company's pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act ("NGPSA"), or by state regulations meeting the requirements of the NGPSA. The Company believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

     The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of SARA and similar state statutes require that information be organized and maintained about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

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

     During both 1997 and 1996, the Company designated two of its subsidiaries to assist in the management of certain liabilities principally relating to environmental, litigation and credit reserves. Together with the involvement of third parties whose primary consideration will be based on the realization of savings by the Company, the subsidiaries will attempt to find new ways to handle these costs in a more efficient manner.

EMPLOYEES

     The Company employs approximately 1,100 employees at its administrative offices and approximately 1,472 employees at its operating facilities. Approximately 120 employees at Company-operated facilities are subject to collective bargaining agreements with the Oil, Chemical and Atomic Workers International Union or the Metal Trades Council. Management considers relations with both union and non-union employees to be satisfactory.

ITEM 1a. EXECUTIVE OFFICERS

          Set forth below are the names and positions of the current executive officers of the Company, together with their ages, position(s) and years of service with the Company.

                                                                                                   Served with the
Name                                       Age *          Position(s)                               Company Since
----                                       ------         -----------                              ---------------
C. L. Watson                               48      Chairman of the Board, Chief Executive Officer,       1985
                                                   and a Director of the Company

Thomas M. Matthews                         54      President and Director of the Company                 1996

Stephen W. Bergstrom                       40      Senior Vice President and Advisory Director           1986
                                                   of the Company and President of Clearinghouse

John U. Clarke                             45      Senior Vice President, Chief Financial Officer        1997

Stephen A. Furbacher                       50      Senior Vice President of the Company and              1996
                                                   President of Warren Petroleum Limited
                                                   Partnership

Kenneth E. Randolph                        41      Senior Vice President, General Counsel and            1984
                                                   Secretary of the Company

Dan W. Ryser                               48      Senior Vice President of the Company and              1993
                                                   President of Destec Energy, Inc.

----------
* As of April 1, 1998.

     The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

     C. L. Watson serves as Chairman of the Board, Chief Executive Officer and a Director of the Company. He also served as President of NGC from March 1995 to December 1996. Mr. Watson served as Chairman and as a member of the Clearinghouse Management Committee from May 1989 and through March 1995, and as Chief Executive Officer and President of Clearinghouse from September 1985 through March 1995. Prior to his employment with Clearinghouse, Mr. Watson served as Director of Gas Sales for the Western United States for Conoco Inc. Mr. Watson also serves as a member of the Board of Directors of Baker Hughes Incorporated.

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

     Stephen W. Bergstrom serves as Senior Vice President and as an advisory director of the Company and as President of Clearinghouse. He served as Executive Vice President of Clearinghouse and as a member of the Clearinghouse Management Committee from May 1989 through March 1995. In addition, Mr. Bergstrom served as Senior Vice President Gas Marketing and Supply of Clearinghouse from May 1987 through May 1990 and as Vice President Gas Supply of Clearinghouse from July 1986 through May 1987. Prior to his employment with the Clearinghouse, Mr. Bergstrom served as Vice President Gas Supply of Enron Gas Marketing, a subsidiary of Enron Corporation.

     John U. Clarke joined the Company in April 1997 as Senior Vice President and Chief Financial Officer and serves as the Company's principal financial officer. Prior to joining NGC, Mr. Clarke was a managing director and co-head of a specialty energy practice group with Simmons & Company International, an investment banking firm for approximately one year. He previously had served as President of Concept Capital Group, Inc., a financial advisory firm formed by Mr. Clarke in May, 1995. Mr. Clarke was Executive Vice President and Chief Financial and Administrative Officer with Cabot Oil & Gas Corporation from August 1993 to February 1995, and worked for Transco Energy Company, from April 1981 to May 1993, last serving as Senior Vice President and Chief Financial Officer. Mr. Clarke began his career with Tenneco Inc. in January 1978.

     Stephen A. Furbacher serves as President of Warren Petroleum Limited Partnership and Senior Vice President of NGC Corporation. Mr. Furbacher manages the operations of NGC's natural gas gathering and processing, natural gas liquids fractionation, storage, transportation and terminalling services. Prior to joining the Company in September 1996, Mr. Furbacher served as President of Warren Petroleum Company, a division of Chevron U.S.A. Inc.

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

     Dan W. Ryser serves as President of Destec Energy, Inc. and Senior Vice President of NGC Corporation. Mr. Ryser manages the Company's power generation business. Since joining NGC in 1993, Mr. Ryser has served the Company in several capacities, including managing ECI's electricity marketing operations. Prior to joining the Company in 1993, Mr. Ryser held various positions at Enron Corp. including President of Enron Gas Processing Company, President of Transwestern Pipeline Company, Executive Vice President of Enron Gas Marketing and President of Houston Pipe Line Company.

Item 2. PROPERTIES

     All of the Company's operating assets are held through wholly owned subsidiaries. The Company's operations are located throughout the contiguous United States, western Canada and the United Kingdom. Current year activity conducted in these areas is discussed under "Item 1. BUSINESS -- General." Following is a description of such properties owned by the Company at December 31, 1997.

GATHERING SYSTEMS AND PROCESSING FACILITIES

     NGC's natural gas processing services are provided at two types of gas processing plants, referred to as field and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract natural gas liquids and to remove water vapor, solids and other contaminants. Straddle plants are situated on mainline natural gas pipelines and allow operators to extract natural gas liquids from a natural gas stream when the market value of natural gas liquids separated from the natural gas stream is higher than the market value of the same unprocessed natural gas. The following table provides certain information, including operational data for the year ended December 31, 1997, concerning the gas processing plants and gathering systems in which NGC owns an interest.

                                                            Location               Total Plant
                                                      --------------------  -------------------------
                                                                              Practical    1997 Inlet       NGL
         Gas Processing Facilities           % Owned  County/Parish  State  Capacity (3)   Throughput   Production
    ------------------------------           -------  -------------  -----  ------------   ----------   -----------
                                                                                   (MMcf/d) (1)          (Bpd) (2)
      Operated Field Plants:
         Arbuckle (14)                        100.00  Murray          OK                2          1.8         39.1
         Binger (4)                           100.00  Caddo           OK               10          7.7        820.5
         Breckenridge/Shackleford (4)(11)     100.00  Stephens  &     TX               30         17.2      2,708.2
                                                      Shackleford
         Bridger Lake (9)                     100.00  Summit          UT               25         14.8        461.8
         Canadian (4)(12)                     100.00  Hemphill        TX               25         23.6      2,253.4
         Chico (4)(11)                        100.00  Wise            TX              100         63.2      9,624.5
         East Texas (4)(11)                   100.00  Gregg           TX               34         28.0      4,251.9
         Eunice (4)(11)                       100.00  Lea             NM               67         57.3      6,657.6
         Eustace (4)(11)                      100.00  Henderson       TX               54         33.9      2,098.5
         Fashing (12)                          44.74  Atascosa        TX               29         20.6        269.7
         Haynesville I & II                   100.00  Claiborne       LA               85         66.7      3,317.5
         Kellerville (4)(10)(11)              100.00  Wheeler         TX               10          5.9      1,375.4
         Leedey (4)(11)                       100.00  Roger Mills     OK               50         35.1      3,283.0
         Lefors (4)(11)                       100.00  Gray            TX               12          7.3      1,966.2
         Madill (4)(11)                       100.00  Marshall        OK               25         15.6        858.9
         Moores Orchard (4)(12)               100.00  Fort Bend       TX                7          4.0        123.4
         Monahans/Worsham (4)(12)             100.00  Ward            TX               31         25.6      2,665.6
         Monument (4)(12)                     100.00  Lea             NM               80         65.5      7,187.2
         New Hope                             100.00  Franklin        TX               30         15.4        902.0
         Ringwood (4)(10)(15)                 100.00  Major           OK               62         52.3      3,698.4
         Roberts Ranch (4)(11)                 56.25  Midland         TX               46         24.5      2,536.5
         Rodman (4)(11)                       100.00  Garfield        OK               50         43.3      3,528.6
         Sand Hills (4)(12)                   100.00  Crane           TX              200        176.3     13,577.3
         Saunders/Vada/Bluitt (4)(10)(12)     100.00  Lea             NM               44         34.0      5,129.4
         Sherman (4)(12)                      100.00  Grayson         TX               33         16.4        733.1
         Sligo                                100.00  Bossier         LA               40         36.0        658.5
         Spivey (5)(6)(11)                      3.87  Harper          KS                3          0.2         29.5
         Texarkana (4)                        100.00  Miller          AR               22         14.8        492.0
         West Seminole (4)(11)                 40.14  Gaines          TX                5          9.3        592.4
      Operated Straddle Plants:
         Barracuda (8)                        100.00  Cameron         LA              190        149.8      3,872.5
         Cheney (11)                          100.00  Kingman         KS               85         65.0      3,696.3

    ===============================================================================================================

                                                            Location               Total Plant
                                                      --------------------  -------------------------
                                                                              Practical    1997 Inlet       NGL
         Gas Processing Facilities           % Owned  County/Parish  State  Capacity (3)   Throughput   Production
    ------------------------------           -------  -------------  -----  ------------   ----------   -----------
                                                                                   (MMcf/d) (1)          (Bpd) (2)
         Lowry (4)(11)                        100.00  Cameron         LA              265        173.6      4,495.5
         Stingray (8)                         100.00  Cameron         LA              300        231.0      2,719.6
         Yscloskey (6)(11)(13)                 32.36  St. Bernard     LA              566        430.3      7,610.4
      Non-Operated Field Plants:
         Diamond M (4)                          3.98  Scurry          TX                1          0.7        161.4
         Dover Hennessey (4)                    7.36  Kingfisher      OK                6          2.7        275.7
         Indian Basin (4)(12)                  14.29  Eddy            NM               30         29.9      1,358.8
         Maysville (4)(11)(13)                 44.00  Garvin          OK               59         45.9      5,951.6
         Snyder (7)(11)                         3.25  Scurry          TX                2          1.6         97.9
      Non-Operated Straddle Plants:
         Bluewater (12)                        16.72  Acadia          LA              122         66.5      1,316.2
         Calumet (6)(11)(13)                   21.91  St. Mary's      LA              300         81.9      3,545.5
         Iowa (12)                              9.92  Jefferson       LA               50         20.1        427.7
                                                      Davis
         North Terrebone Robin (12)             0.83  Terrebone       LA               10         13.2        249.8
         Patterson (12)                         1.09  St. Mary's      LA                3          0.2          4.9
         Sea Robin (12)                        18.70  Vermillion      LA              187         61.0      1,536.5
         Toca (12)                              8.86  St. Bernard     LA               93        117.4      3,711.2
===================================================================================================================

(1)  Gross to the facility.
(2)  Gross production, net to the Company's ownership interest.
(3)  Capacity data is at practical recovery rates, net to NGC's interest.
(4)  NGC owns the indicated percentage of an associated gas gathering system.
(5)  NGC owns 2.19 percent of the associated gas gathering system.
(6) NGC ownership is adjustable and subject to periodic (usually annual) redetermination.
(7)  NGC owns the indicated percentage of the Snyder gas gathering system and
     3.98 percent of the Diamond M gas gathering system which also supplies the Snyder plant.
(8)  This facility has no gathering lines.
(9) This facility consists of a 100 percent interest in a processing plant and an NGL pipeline, a 100 percent interest in a crude oil pipeline and a 33.33 percent interest in reserves connected and dedicated to the plant. The gathering system behind the processing plant gathers production from Utah and Wyoming.
(10) The Enid, Kellerville, Vada and Bluitt facilities were closed during 1997 as part of NGC's program of asset rationalization and reorganization.
(11) These assets, or a portion thereof, were acquired in the Trident
     Combination.
(12) These assets were acquired in the Chevron Combination.
(13) Additional interest in this facility was acquired as part of the Chevron Combination.
(14) The Company's interest in this facility was disposed of in 1997.
(15) Includes the Enid, Oklahoma plant.

FRACTIONATION FACILITIES

     The following table provides certain information concerning stand alone fractionation facilities in which NGC owns an interest.


                                                    Location               Total Plant
                                            ----------------------  ------------------------
                                                                                  1997 Inlet
      Fractionation Facilities (1)   % Owned  County/Parish  State  Capacity (2)  Throughput
      ----------------------------   -------  -------------  -----  ------------  ----------
                                                                            (MBbls/d)
      Mont Belvieu (3)                100.00  Chambers        TX            205           158
      Gulf Coast Fractionators (4)     38.75  Chambers        TX             42            32

      ========================================================================================

(1) Table does not include fractionation operations at VESCO or at other gas processing facilities.
(2)  Capacity data is at practical recovery rates.
(3)  Interest in this facility was acquired as part of the Chevron Combination.
(4)  Interest was acquired as part of the Trident Combination.

     A subsidiary of the Company is constructing a fractionation facility in Lake Charles, Louisiana. The facility, which is expected to be operational in the fourth quarter of 1998, will fractionate up to 55,000 barrels per day of natural gas liquids principally from Gulf of Mexico natural gas production. The new fractionator will extract ethane and propane for delivery to the Louisiana market with the remaining commingled product shipped through the Company's 12" bi-directional pipe line to Mont Belvieu, Texas, for further fractionation. The facility will receive and ship product by pipeline, truck and barge and will serve the petrochemical and refining industry in the Gulf Coast area.

STORAGE AND TERMINAL FACILITIES

     The following table provides information concerning terminal and storage facilities owned by the Company:

                                                                  Location
     Storage and                                              --------------------
 Terminal Facilities              % Owned                     County/Parish  State      Description
--------------------              -------                     -------------  -----      -----------
 Hackberry Storage                 100.00                     Cameron         LA    NGL storage facility
 Mont Belvieu Storage              100.00                     Chambers        TX    NGL storage facility
 Hattiesburg Storage               100.00                     Washington      MS    NGL storage facility
 Hackberry Terminal                100.00                     Cameron         LA    Marine import/export
                                                                                    terminal
 Mont Belvieu Terminal             100.00                     Chambers        TX    Product terminal
                                                                                    facility
 Galena Park Terminal              100.00                     Harris          TX    LPG import/export
                                                                                    terminal
 Calvert City Terminal             100.00                     Marshall        KY    Product transport
                                                                                    terminal
 Greenville Terminal               100.00                     Washington      MS    Propane terminal
 Hattiesburg Terminal               50.00                     Forrest        MS     Propane terminal
 Lampton-Love Terminal             100.00                     Forrest        MS     Product transport
                                                                                    terminal
 Pt. Everglades Terminal           100.00                     Broward        FL     Marine propane
                                                                                    terminal
 Tampa Terminal                    100.00                     Hillsborough   FL     Marine propane
                                                                                    terminal
 Tyler Terminal                    100.00                     Smith          TX     Product terminal
 Mont Belvieu                      100.00                     Chambers       TX     Offices and repair
 Transport                                                                          shop
 Abilene Transport                 100.00                     Taylor         TX     Raw LPG transport
                                                                                    terminal
 Bridgeport                        100.00                     Jack           TX     Raw LPG transport
 Transport                                                                          terminal
 Gladewater                         65.00                     Gregg          TX     Raw LPG transport
 Transport                                                                          terminal
 Grand Lakes Tank Farm             100.00                     Cameron        LA     Condensate storage

MARKETING HUBS

     Through its wholly owned subsidiary Hub Services, Inc. ("HSI"), NGC participated in the formation of Enerchange L.L.C. ("Enerchange") which, among other things, owns and operates a natural gas market area hub. Marketing hubs are transportation and interchange facilities located in the vicinity of an interconnection of two or more interstate pipelines. Each hub takes deliveries from a large number of suppliers and provides these suppliers with a wide variety of markets in which to sell their gas. By providing access to a large number of gas buyers and sellers, a hub improves the gas market by reducing transaction costs of matching buyers and sellers of gas, enhances the reliability of gas supply and provides buyers and sellers a wide range of gas marketing services. Each marketing hub provides customers with "wheeling", "loaning", "parking" and "title transfer" services. The following table provides information with respect to the marketing hub in which NGC indirectly owns an interest.

                                                Service
    Facility Name  HSI's Partner       % Owned    area     Names of Connecting Pipelines
  ---------------  -------------       -------  -------   ----------------------------------
    Chicago Hub    NICOR Hub Services    76.61  Midwest  ANR Pipeline Company, Midwestern
                                                         Gas Transmission Company, Northern
                                                         Natural Gas Company and Natural Gas
                                                         Pipeline Company of America
============================================================================================

NATURAL GAS, LIQUIDS AND CRUDE OIL PIPELINES

     NGC owns interests in various interstate and intrastate pipelines and gathering systems, the more significant of which include: (i) the Ozark Gas Transmission System, a 266-mile interstate natural gas pipeline with design capacity of 170 MMcf/d that transports gas from eastern Oklahoma to central Arkansas, where the system interconnects with interstate pipelines that serve Midwest and Northeast markets; (ii) an interstate liquids pipeline capable of transporting 160,000 Bpd from its origin in eastern New Mexico to fractionation facilities in Mont Belvieu, Texas; (iii) a 1,300-mile crude oil system which gathers crude oil in 25 central and southern Oklahoma counties, accessing more than half of the state's production, and serves the U.S. crude oil trading hub in Cushing, Oklahoma and the Wynnewood, Oklahoma refinery; (iv) the Kansas Gas Supply Corporation that owns and operates an approximate 1,200 mile regulated intrastate gas pipeline system in south-central Kansas with capacity to transport approximately 100 MMcf/d of natural gas; and (v) an extensive liquids gathering system at the Lake Charles fractionation facility and a 12-inch liquids pipeline that connects the Lake Charles area facilities with the Mont Belvieu fractionation facilities. The following table identifies these and other pipeline and gathering system assets in which NGC owns an interest:

                                        %
             Pipeline Systems         Owned   1997 Throughput (1)      States                Description
    ------------------------------   -------  --------------------    --------              -------------
      Ozark Gas Transmission          100.00               131.4       OK/AR       Interstate natural gas pipeline
      System
      West Texas LPG Pipeline          49.00                87.5       NM/TX       Interstate LPG pipeline
      Crude Oil Pipeline System       100.00                81.2       TX/OK       Crude oil pipelines
      Kansas Gas Supply               100.00                60.9       KS/OK       Intrastate natural gas pipeline
      Warren NGL Pipeline             100.00                20.9       TX/LA       Liquids pipeline
      Bridger Lake/Phantex Pipeline   100.00                 0.4       UT/WY       Interstate liquids pipeline
      Pelican Pipeline                100.00                73.9         LA        Gas gathering pipeline
      Vermillion Pipeline             100.00                23.0   Gulf of Mexico  Gas gathering pipeline
      Western Gas Gathering           100.00                 3.5         KS        Gas gathering pipeline
      Pawnee Rock                     100.00                 5.6         KS        Gas gathering pipeline
      Searcy                          100.00                 8.8       OK/AR       Interstate natural gas pipeline
      Seahawk                         100.00                49.2         LA        Intrastate natural gas pipeline
      Warren Intrastate Gas Pipeline  100.00                 4.0         TX        Intrastate natural gas pipeline
      Bradshaw Gathering               50.00                32.3         KS        Gas gathering pipeline
      Lake Boudreaux                  100.00                 1.3         LA        Gas gathering pipeline
      Grand Lake Liquids System       100.00                 1.3         LA        Intrastate liquids pipeline
==================================================================================================================

(1) 1997 throughput is based on thousands of barrels per day for the liquids and crude lines and million cubic feet per day for the gas gathering and transportation lines.

     In January 1998, the Company announced an agreement to sell the Ozark Gas Transmission System for $55 million, resulting in an estimated pre-tax gain of approximately $27 million. Closing of the transaction is expected in the third quarter of 1998, subject to certain conditions, including FERC and other governmental approvals.


POWER GENERATION FACILITIES

     NGC has significant interests in nineteen power projects, the majority of which are cogeneration facilities operated by NGC. Sixteen of these projects are represented by varying interests owned in partnerships, each formed to build, own and operate electric power generating facilities. The remaining projects consist of one cogeneration plant, one heat recovery plant and one coal gasification facility. The combined gross capacity of these facilities is approximately 2,839 megawatts of electricity and over 3.4 million pounds per hour of steam. The following table provides information concerning power projects owned by the Company:

                                              Gross
                                       %     Capacity
        Power Generation Project    Owned     In MWs        Location          Primary Power Purchaser
    -----------------------------------------------------------------------------------------------------

      CoGen Power (1)                100.00         5  Port Arthur, TX     Great Lakes Carbon Corporation
      CoGen Lyondell (1)            Lessee        590  Channelview, TX     ARCO Chemical Company
      Oyster Creek                    50.00       424  Freeport, TX        The Dow Chemical Company
      Corona (1)                      40.00        47  Corona, CA          SOCAL Edison Company
      Kern Front (1)                  50.00        48  Kern County, CA     Pacific Gas & Electric Company
      High Sierra (1)                 50.00        48  Kern County, CA     Pacific Gas & Electric Company
      Double "C" (1)                  50.00        48  Kern County, CA     Pacific Gas & Electric Company
      San Joaquin (1)                 25.00        48  Stockton, CA        Pacific Gas & Electric Company
      Chalk Cliff (1)                 25.00        46  Kern County, CA     Pacific Gas & Electric Company
      Badger Creek (1)                50.00        46  Kern County, CA     Pacific Gas & Electric Company
      McKittrick (1)                  50.00        46  McKittrick, CA      Pacific Gas & Electric Company
      Live Oak (1)                    50.00        47  Kern County, CA     Pacific Gas & Electric Company
      Crockett                      8-12.00       240  Crockett, CA        Pacific Gas & Electric Company
      Bear Mountain (1)               50.00        46  Bakersfield, CA     Pacific Gas & Electric Company
      Commonwealth Atlantic           50.00       340  Chesapeake, VI      Virginia Electric & Power
                                                                           Company
      Black Mountain                  50.00        85  Las Vegas, NV       Nevada Power Company
      Hartwell Energy                 50.00       300  Hart County, GE     Ogelthorpe Power Corporation
      Michigan Power (1)              50.00       123  Ludington, MI       Consumers Energy Company
      Wabash (1)(2)                 Lessee        262  W. Terre Haute, IN  PSI Energy, Inc.

=========================================================================================================

(1)  Facility operated by NGC.
(2)  Steam and synthetic gas capacity is translated into equivalent megawatts.

     The Company and NRG have been awarded contracts to acquire the El Segundo Station, a 1,020 megawatt gas-fired power generating facility located in Los Angeles, CA, and a 560 megawatt gas-fired power facility located in Long Beach, CA. Both acquisitions are expected to close in the second quarter of 1998.

OTHER PROPERTY INVESTMENTS

     Effective November 1, 1996, the Company and Chevron formed Venice Gas Processing Company, a Texas limited partnership ("Partnership"). The Partnership was formed for the purpose of owning and operating the Venice Complex, located in Plaquemines Parish, Louisiana. The complex includes an extensive 810 Mmcf/d gathering system that extends into the Gulf of Mexico, a one Bcf/d lean oil gas processing plant, a 35,000 barrel per day fractionator, NGL storage facilities, a marine terminal and acreage. In 1997, Venice reorganized as a limited liability company changing its name to VESCO. In September 1997, the VESCO members announced they had agreed to expand ownership in VESCO to include an affiliate of Shell Midstream Enterprises, a subsidiary of Shell Oil Company ("Shell"), effective September 1, 1997, in exchange for Shell's commitment of certain offshore reserves to VESCO. The transaction reduced NGC's interest in VESCO from 37 percent to approximately 32 percent as of the effective date. The VESCO members have entered into a definitive agreement with Koch pursuant to which Koch will contribute a 300 Mmcf/d cryogenic gas processing unit to VESCO on NGC's behalf in exchange for approximately 10 percent of NGC's interest in the limited liability company. The transaction, which is expected to close in the second quarter of 1998, will reduce NGC's interest in VESCO to approximately 23 percent. NGC operates the facility and has commercial responsibility for product distribution and sales.


     During 1997, the Company contributed the Waskom gas processing facility to the Waskom Gas Processing Company ("Waskom"), a Texas limited partnership. NGC owns a 33 percent interest in Waskom, operates the facility and has commercial responsibility for product distribution and sales.

TITLE TO PROPERTIES

     The Company believes it has satisfactory title to its properties in accordance with standards generally accepted in the energy industry, subject to such exceptions which, in the opinion of the Company, would not have a material adverse effect on the use or value of said properties.

     The operating agreements for certain of the Company's natural gas processing plants and fractionation facilities grant a preferential purchase right to the plant owners in the event any owner desires to sell its interest. Such agreements may also require the consent of a certain percentage of owners before rights under such agreements can be transferred. The Company is subject, as a plant owner under such agreements, to all such restrictions on transfer of its interest. In addition, the Company has granted certain entities certain rights of first refusal with respect to any future sale of certain assets. Certain of the Company's power generation assets are subject to rights of first refusal or consent requirements with the Company's partners or power purchasers which restrict the transfer of interests in the facilities.

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

INDUSTRY SEGMENTS

     Segment financial information is included in Note 15 of NGC's consolidated financial statements contained elsewhere herein.


ITEM 3.  LEGAL PROCEEDINGS

     On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company and San Joaquin CoGen, Inc., wholly owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"), a limited partnership in which the Company has an indirect twenty-five percent general partner ownership interest. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC
Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. The parties are actively engaged in discovery, and a trial has been set by the Court for September 28, 1998. On October 20, 1997, PG&E named Libbey-Owens-Ford, the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served by mail its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. The Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

     On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc., wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Destec Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"), limited partnerships in which the Company has an indirect twenty-five percent general partner interest together with an indirect 20 percent limited partner interest and an indirect fifty percent limited partner interest, respectively. All general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL has sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships will continue throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severs out the Partnerships due to their Chapter 11 bankruptcy filings, (b) includes a finding of contract liability against the Destec Defendants, (c) dismisses the tortious interference claims against the Destec Defendants, and
(d) assesses damages in an aggregate amount of approximately $31,000,000. The liability of the Destec Defendants under the judgment will be limited to that portion of the damage award not paid to SOCAL by the partnerships through the Chapter 11 bankruptcy proceedings. On January 12, 1998, the Destec Defendants filed their Notice of Appeal, and posted a security bond, with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to those findings in the Court's January 12, 1998, Final Order that were adverse to those defendants. The appeal process is anticipated to take approximately eighteen months.

     The PG&E and SOCAL litigations represent pre-acquisition contingencies acquired by NGC in the Destec acquisition. Resolution of these lawsuits could impact the purchase price allocation contained in the accompanying balance sheet as described in Note 2. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loans used to construct the power generation facilities owned by the respective partnerships. Chalk Cliff and San Joaquin believe there is little incentive for their lenders to call on this cross-guarantee at this time. In the opinion of management, the Company's financial position or results of operations would not be materially adversely affected if the lenders chose to exercise their option under the terms of such arrangements.

     On March 6, 1998, NGC settled all outstanding issues arising under a gas marketing contract between Apache Corporation and Clearinghouse. A previously recognized contingency reserve was sufficient to offset the confidential cash settlement.

     The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination, the Destec acquisition and in connection with the acquisition of certain gas processing and gathering facilities from Mesa Operating Limited Partnership. NGC believes, based on its review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims, which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's $0.01 par value common stock ("Common Stock") is listed and traded on the New York Stock Exchange under the ticker symbol "NGL". The number of stockholders of record of the Common Stock as of March 25, 1998, was 291.

     The following table sets forth the high and low closing prices for transactions involving the Company's Common Stock for each calendar quarter, as reported on the New York Stock Exchange Composite Tape and related dividends paid per common share during such periods.

                                 High      Low     Dividend
                             ----------  --------  --------
1997:
   Fourth Quarter               $19.875   $16.000   $0.0125
   Third Quarter                 17.750    14.875    0.0125
   Second Quarter                19.625    15.500    0.0125
   First Quarter                 24.000    15.375    0.0125

1996:
   Fourth Quarter               $24.750   $15.625   $0.0125
   Third Quarter                 17.000    14.250    0.0125
   Second Quarter                16.125    12.250    0.0125
   First Quarter                 12.750     8.625    0.0125
===========================================================

     The holders of the Common Stock are entitled to receive dividends if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Consistent with the Board of Directors' intent to establish a policy of declaring quarterly cash dividends, a cash dividend of $0.0125 per share was declared and paid in each quarter since the effective date of the Trident Combination. Beginning in the third quarter of 1996, the Company has paid quarterly cash dividends on its Series A Participating Preferred Stock of $0.0125 per share, or $0.05 per share on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information presented below was derived from, and is qualified by reference to, the Consolidated Financial Statements of the Company, including the Notes thereto, contained elsewhere herein. Please refer to the Notes to Consolidated Financial Statements for information on transactions and accounting classifications which have affected the comparability of the periods presented below. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                      Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                   1997           1996          1995          1994          1993
                                             --------------   -----------   -----------   -----------   -----------
                                                             ($ in thousands, except per share data)
Statement of Operations Data (1)(3):
 Revenues                                       $13,378,380    $7,260,202    $3,665,946    $3,237,843    $2,790,977
 Operating margin                                   385,294       369,500       194,660        99,126        91,850
 General and administrative expenses                149,344       100,032        68,057        47,817        36,585
 Depreciation and amortization expense              104,391        71,676        44,913         8,378         7,594
Asset impairment, abandonment and
    other charges                                   275,000           ---           ---           ---           ---
 Net income (loss) (4)                          $  (102,485)   $  113,322    $   92,705    $   42,101    $   45,997

Earnings (loss) per share (5)                        $(0.68)        $0.83         $0.82           n/a           n/a
Pro forma earnings per share (5)                        n/a           n/a         $0.40         $0.28         $0.30
Shares outstanding                                  150,653       136,099       113,176        97,804        97,804

Cash Flow Data:
Cash flows from operating activities            $   278,589    $  (30,954)   $   90,648    $   17,170    $   20,292
Cash flows from investment activities              (510,735)     (111,140)     (310,623)      (38,376)       (7,911)
Cash flows from financing activities                204,984       176,037       221,022        18,959       (46,418)

Other Financial Data:
EBITDA (6)                                      $   291,899    $  289,023    $  142,538    $   57,716    $   57,553
Dividends or distributions to partners, net           7,925         6,740         9,253        14,041        14,118
Capital expenditures, acquisitions
    and investments (7)                           1,034,026       859,047       979,603        47,014        16,464


                                                                           December 31,
                                               --------------------------------------------------------------------
                                                    1997          1996          1995          1994          1993
                                               -------------   -----------   -----------   ----------    ----------
                                                                         ($ in thousands)
Balance Sheet Data (2):
Current assets                                  $ 2,018,780    $1,936,721    $  762,939    $  445,782    $  402,602
Current liabilities                               1,753,094     1,548,987       705,674       404,144       375,662
Property and equipment, net                       1,521,576     1,691,379       948,511       114,062        84,539
Total assets                                      4,516,903     4,186,810     1,875,252       645,471       512,534
Long-term debt                                    1,002,054       988,597       522,764        33,000           ---
Total equity                                      1,019,125     1,116,733       552,380       152,213       120,689

(1) The Destec acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective July 1, 1997. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective September 1, 1996. The Trident Combination was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective March 1, 1995.

(2) The Destec acquisition and the Chevron and Trident Combinations were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. The effective dates of the Destec acquisition, the Chevron Combination and the Trident Combination were June 30, 1997, September 1, 1996 and March 1, 1995, respectively.

(3) Results for the year ended December 31, 1994, include the effects of a change to mark-to-market accounting for fixed-price natural gas transactions.

(4) Net income (loss) does not include a provision for federal income taxes, other than minimal amounts on the taxable income of Clearinghouse's corporate subsidiaries, for the years ended December 31, 1994 and 1993, respectively.

(5) Earnings (loss) per share are computed in accordance with provisions of Statement of Financial Account Standard No. 128, "Earnings Per Share", for each of the years ended December 31, 1997, 1996 and 1995, respectively. Pro forma earnings per share for each of the years ended December 31, 1995, 1994 and 1993, respectively, are based on reported net income for the period adjusted for the incremental statutory federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity prior to the Trident Combination. The pro forma earnings per share computation for the year ended December 31, 1995, eliminates the effect of a one-time $45.7 million income tax benefit associated with the Trident Combination. The weighted average shares outstanding for the year ended December 31, 1995, is based on the weighted average number of common shares outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive. Pro forma weighted average shares outstanding of 97.8 million shares for the years ended December 31, 1994 and 1993, respectively, give effect to the terms of the Trident Combination and the common stock equivalent shares outstanding as of the effective date of the Trident Combination assuming a common stock market price of $12 in all periods.

(6) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to service its debt and to make capital expenditures. It is not a measure of operating results and is not presented in the Consolidated Financial Statements. The 1997 amount includes the non-cash portion of items associated with the $275 million impairment and abandonment charge.

(7) Includes value assigned the assets acquired in the Destec acquisition and the Chevron and Trident Combinations, respectively. The 1997 amount is before reduction for value received upon sale of Destec's foreign and non-strategic assets of approximately $735 million.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND
          RESULTS OF OPERATIONS

GENERAL

Company Profile

     NGC is a leading North American marketer of natural gas, natural gas liquids, electricity and crude oil and is engaged in natural gas gathering, processing and transportation through direct and indirect ownership and operation of natural gas processing plants, fractionators, storage facilities and pipelines and engages in electric power generation through direct and indirect ownership of cogeneration and other electric power producing facilities. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a reliable energy commodity and service provider.

     From inception of operations in 1984 until 1990, Clearinghouse limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances with certain of its shareholders resulting in the formation of a midstream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. Effective March 1, 1995, Clearinghouse and Holding, a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's midstream assets were merged with NGC. In June 1997, NGC acquired Destec, a leading independent power producer. By virtue of the growth of NGC's core businesses combined with the synergies derived from the aforementioned transactions, NGC has established itself as an industry leader providing quality, competitively priced energy products and services to customers throughout North America and in the United Kingdom.

Recent Developments

      During the fourth quarter of 1997, the Company recognized a $275 million charge largely related to its plan to restructure the Company's natural gas liquids business, including rationalization and consolidation of assets acquired in both the Trident and Chevron Combinations, the reorganization of personnel to improve operational management of this segment and a reduction of employees involved in non-strategic operations. Execution of this comprehensive plan began in 1997 and will continue into 1998. Pursuant to this restructuring, the Company anticipates recording an additional severance charge of approximately $10 million during the first quarter of 1998. Management believes the planned restructuring and reorganization steps will position the Company for improved operating results and an enhanced competitive position for the future.

      For a two-year period beginning January 1, 1998, the Company contracted for 1.3 billion cubic feet per day of firm transportation capacity to California on the El Paso Natural Gas pipeline system. The arrangement has been implemented but is subject to regulatory approval in a pending proceeding in which challenges have been filed. The firm capacity provides NGC with the ability to serve an expanded California customer base arising from the recent Chevron Combination and Destec acquisition, as well as to take advantage of opportunities associated with the deregulation of the electric power industry in California. Pursuant to this arrangement, NGC is obligated to pay a minimum of $70 million of reservation charges over the two-year term.


     In January 1998, the Company announced an agreement to sell the Ozark Gas Transmission System for $55 million, resulting in an estimated pre-tax gain of approximately $27 million. Closing of the transaction is expected in the third quarter of 1998, subject to certain conditions, including FERC and other governmental approvals.

     In November 1997, the Company together with NRG Energy, Inc. ("NRG"), was awarded the contract to acquire the El Segundo Station, a 1,020 megawatt gas-fired power generating facility located in Los Angeles, CA. The El Segundo facility will be acquired by an entity owned fifty percent by the Company and fifty percent by NRG. Additionally, in February 1998, NGC together with NRG, was awarded the contract to acquire a 560 megawatt gas-fired power facility located in Long Beach, CA. The Long Beach facility will also be acquired by an entity owned fifty percent by NGC and fifty percent by NRG. The El Segundo facility is partially a merchant plant while the Long Beach facility is a merchant plant. NGC's estimated share of the acquisition cost for these two facilities is $58.8 million. Both acquisitions are expected to close in the second quarter of 1998. With respect to both these acquisitions, NGC will be the lead party on fuel procurement, power marketing and asset management, while NRG will be operator of the facilities. Additionally, Destec and a partner were selected to build a 766 megawatt independent power station near Townsville, in Queensland, Australia. The Townsville project is expected to be partially operational in July 2001, and fully operational by July 2003. Destec will own fifty percent of this project.

     The VESCO members have entered into a definitive agreement with Koch pursuant to which Koch will contribute a cryogenic gas processing unit to VESCO on behalf of NGC in exchange for approximately 10 percent of NGC's interest in the limited liability company. The transaction, which is expected to close in the second quarter of 1998, will reduce NGC's interest in VESCO to approximately 23 percent.

Business Segments

     NGC's operations are divided into three segments: the Natural Gas and Electric Power Marketing Segment ("Marketing"), the Power Generation Segment ("Power Generation") and the Natural Gas Liquids, Crude Oil and Gas Transmission Segment ("Liquids"). Marketing consists of subsidiaries engaged in the business of: contracting to purchase specific volumes of natural gas from suppliers at various points of receipt to be supplied over a specific period of time; aggregating natural gas supplies and arranging for the transportation of these gas supplies through proprietary and third-party transmission systems; negotiating the sale of specific volumes of natural gas over a specific period of time to local distribution companies, utilities, power plants and other end-users; and matching natural gas receipts and deliveries based on volumes required by customers throughout North America. Marketing also includes the operations of ECI, a provider of electric power products and services in the United States. Power Generation includes the operations of Destec, which primarily consist of the development, operation and management of projects which produce electricity, thermal energy and synthetic gas. Destec's operations also include engineering, project development, operating, management and fuel supply services provided to certain partnerships, which own power generation facilities. Liquids consists of subsidiaries engaged in natural gas gathering and processing, fractionation, natural gas liquids marketing, natural gas transmission and crude oil marketing. Liquids also includes the operations of NGC Global Energy, which includes marine transportation of natural gas liquids and energy marketing in the United Kingdom.

IMPACT OF PRICE FLUCTUATIONS

     Marketing's operating margin, exclusive of risk-management activities, is relatively insensitive to commodity price fluctuations since most of this segment's purchase and sales contracts do not contain fixed-price provisions. Generally, the prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. Commodity price fluctuations can, however, have a significant impact on the operating margin derived from the segment's risk-management activities. NGC generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, to the extent a net open position exists, fluctuating market prices can impact NGC's financial position or results of operations. The net open position is actively managed, and the impact of a change in price on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. At December 31, 1997, a $0.25 increase in the price of natural gas would have increased operating margin by approximately $3.5 million, and a $0.25 decrease in the price of natural gas would have decreased operating margin by approximately $2.2 million. The impact of the $0.25 price movements referred to above are before application of market reserves, which would likely reduce the after-tax earnings impact of these price movements.

     Fuel costs, principally natural gas, represent the primary variable cost impacting margins at the Company's power generating facilities. Historically, operating margins have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current spot or index natural gas price allowing revenues to adjust directionally with changes in natural gas prices.

     Operating margins associated with Liquids' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices principally as a result of contractual terms under which products are sold by these businesses. Based upon current operations, a one cent movement in the annual average price of natural gas liquids would impact annual operating margin by approximately $10 million. The operating margin in these businesses is relatively insensitive to fluctuations in natural gas prices as a result of the mitigating impact of fuel costs in the Company's fractionation operations and residue gas sales in its gathering and processing activities. Commodity price fluctuations also impact the operating margins derived from the Liquids segment's natural gas liquids and crude oil marketing businesses. In order to manage its exposure to price risks in these businesses, the Company, from time to time, will enter into financial instrument contracts to hedge purchase and sale commitments and inventories.

SEASONALITY

     NGC's revenue and operating margin are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity, natural gas liquids and crude oil. Marketing's sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Liquids is also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price consistent with the trend in Marketing's operations as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months. The Company's electricity generating facilities generally experience peak demand during the summer cooling season.

EFFECT OF INFLATION

     Although NGC's operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business strategy has been to grow horizontally across all sectors of the midstream energy business segment through strategic acquisitions or construction of core operating facilities in order to capture the significant synergies which management believes exist among these types of assets and NGC's natural gas, electricity, and natural gas liquids marketing businesses. In addition, the Company is extensively involved in risk management activities, which complement its firm purchase and sales commitments, capacity, transportation and other similar obligations.

     NGC has historically relied upon operating cash flow and borrowings from a combination of money market lines of credit, sales of commercial paper and various long-term credit arrangements for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

Commercial Paper and Money Market Lines of Credit

     NGC initiated a commercial paper program in the fourth quarter of 1997 for amounts up to $600 million, supported by its existing bank Credit Agreement. Also in the fourth quarter, the Company established several uncommitted money market bank lines. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market bank lines for general corporate purposes, including short-term working capital requirements. At December 31, 1997, commercial paper outstanding totaled $229.5 million at a weighted average interest rate of 6.8 percent. There were no amounts outstanding under the uncommitted money market bank lines at year end.

Credit Agreement

     NGC has a $550 million revolving Credit Agreement, which matures on March 14, 2000, providing for letters of credit and borrowings for working capital, capital expenditures and general corporate purposes. The $550 million commitment under the Credit Agreement reduces by $22.5 million each quarter beginning in June 1998 and continuing through maturity. During 1997, the Credit Agreement was amended to provide, among other things, for the establishment of a new two-year $400 million term loan facility. Proceeds from the term loan facility were used to consummate the Destec acquisition. At December 31, 1997, letters of credit and borrowings under the Credit Agreement aggregated approximately $130.9 million (which included $50 million under the term loan facility). After consideration of the outstanding commercial paper, unused borrowing capacity under the revolving credit facility approximated $240 million.

Senior Notes and Shelf Registration

     In October 1996, NGC sold $175 million of 7.625% 30-year Senior Notes due 2026 ("Senior Debentures"). Interest on the Senior Debentures is payable semiannually on April 15 and October 15 of each year. The Senior Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price. On December 15, 1995, the Company sold $150 million of 6.75% Senior Notes due 2005 ("Senior Notes"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year.

     In February 1998, the Company completed an amendment to the Credit Agreement and the filing of supplemental indentures to each of the Senior Debentures and Senior Notes, the effect of which was to eliminate all clauses, provisions and terms in such documents requiring certain wholly owned subsidiaries of the Company to fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under such credit agreement, debentures and notes, respectively.


Letter of Credit Agreement

     The Letter of Credit Agreement was a $300 million credit facility, which provided for the issuance of letters of credit in support of the Company's obligation to purchase substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). In January 1998, the Company replaced the majority of its obligation under the Letter of Credit Agreement with a surety bond, applied the remaining obligation under the Letter of Credit Agreement to the letter of credit capacity under its Credit Agreement and canceled this arrangement.

Chevron Note

     As part of the Chevron Combination, NGC assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). The Chevron Note bears interest at an effective rate of 6.4 percent per annum payable semiannually in arrears each February and August. Should Chevron choose not to demand payment of the Chevron Note then principal plus accrued interest is payable in full on August 14, 2004. NGC has the right, at any time on or after August 31, 1998, to prepay in whole or in part the principal and accrued interest outstanding under the Chevron Note.


Warren NGL, Inc. ( Formerly Trident NGL, Inc.) Notes

     At December 31, 1997, Warren had outstanding $105 million principal amount of 10.25% Subordinated Notes due 2003 (interest payable semi-annually in arrears each April and October) and $65 million principal amount of 14% Senior Subordinated Notes due 2001 (interest payable semi-annually in arrears each February and August).

Unamortized premium balances associated with each of these notes are being amortized using the interest method, resulting in effective interest rates of
8.4 percent and 8.3 percent per annum, respectively.

     In February 1998, the Company delivered Notices of Redemption to the holders of the Warren NGL, Inc. Notes. The Company's intent is to retire the 14% Senior Subordinated Notes on March 31, 1998, and the 10.25% Subordinated Notes on April 15, 1998, pursuant to the redemption provisions contained in the respective indentures. NGC will fund these redemptions through a combination of cash on hand, borrowings under existing credit agreements and/or the issuance of new debt securities. NGC will not incur a financial statement charge related to these redemptions since the carrying values of the notes were adjusted at the time of the Trident Combination so that they would equal the redemption prices on the redemption dates.

Company Obligated Preferred Securities of a Subsidiary Trust

     During May 1997, NGC Corporation Capital Trust I ("Trust") issued in a private transaction $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities ("Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. Proceeds from issuance of the Securities were used to reduce amounts outstanding under the Credit Agreement. During October 1997, the Trust completed an exchange offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

Other Matters

     Acquisition and Construction Projects. Included in the 1998 budget is approximately $300 million committed to construction projects in progress, identified asset acquisitions, maintenance capital projects, environmental projects, technology infrastructure and software enhancements, contributions to equity investments and certain discretionary capital investment funds. The capital budget is subject to revision as unforeseen opportunities or circumstances arise. Funds committed in 1998 to announced acquisitions and significant construction projects and other capital investments are as follows:

                                                                                                               Estimated
                                                                                   Projected In                 Funding
           Project                                                                In-Service Date              Commitment
           -------                                                                ---------------              ----------
                                                                                                             ($ in thousands)
     Lake Charles Fractionator                                                Fourth Quarter 1998                 $36,710
     Venice Energy Services Company, L.L.C.                                   Various during 1998                  15,169
     El Segundo Power Generating Facility                                     Second Quarter 1998                  43,875
     Long Beach Power Generating Facility                                     Second Quarter 1998                  14,900
     Maintenance Capital                                                      Various                              23,103
     Environmental Capital Projects                                           Various                               8,872
     Information Technology Infrastructure and Software                       Various                              58,440


     Dividend Requirements. Holders of the Company's Common Stock are entitled to receive dividends if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Currently, aggregate cash dividends of $0.05 per share on the outstanding Common Stock are expected to be declared by the Board of Directors and paid by the Company during 1998. The Company also anticipates payment of dividends during 1998 on the outstanding shares of its Series A Participating Preferred Stock of $0.05 per share on an annual basis.

     Stock Repurchase Plan. The Company has a stock repurchase program, approved by the Board of Directors, that allows it to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 654,900 shares at a total cost of $10.5 million, or $16.04 per share on a weighted average cost basis, through December 31, 1997.

     Advance Payment For Future Deliveries. In October 1997, NGC received $103.5 million from a gas purchaser as an advance payment for future natural gas deliveries of 16,650 MMBtu per day over a ten-year period commencing November 1, 1997 ("Advance Agreement"). As a condition of the Advance Agreement, NGC entered into a natural gas swap with a third party under which NGC became a fixed price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on then current market rates. The payment will be classified as an advance on the balance sheet and will be reduced ratably as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser will pay a monthly fee to NGC associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, NGC purchased a surety bond in support of its obligations under the Advance Agreement.

     Quantitative and Qualitative Market Risk Disclosures. The Company is exposed to certain market risks inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. NGC also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. The absolute notional contract amounts associated with commodity risk-management, interest rate and forward exchange contracts, respectively, were as follows:

                                                                                             December 31,
                                                                                     ---------------------------
                                                                                         1997      1996    1995
                                                                                     ---------------------------
    Natural Gas (Trillion Cubic Feet)                                                      2.558   1.535   0.881
    Electricity (Megawatt Hours)                                                           2.244     ---     ---
    Natural Gas Liquids (Million Barrels)                                                  4.355   3.270   2.523
    Crude Oil (Million Barrels)                                                           14.920   2.034   0.232
    Interest Rate Swaps (in thousands of US Dollars)                                    $180,000  $  ---  $  ---
    Fixed Interest Rate Paid on Swaps                                                      6.603     ---     ---
    U.K. Pound Sterling (in thousands of US Dollars)                                    $ 74,638  $  ---  $  ---
    Average U.K. Pound Sterling Contract Rate (in US Dollars)                           $ 1.5948  $  ---  $  ---
    Canadian Dollar (in thousands of US Dollars)                                        $ 37,041  $  ---  $  ---
    Average Canadian Dollar Contract Rate (in US Dollars)                               $ 0.7240  $  ---  $  ---
====================================================================================

     Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 1997. Cash-flow requirements were as follows:

                                     1998     1999     2000     2001   2002  Beyond
                                ---------------------------------------------------
                                                  ($ in thousands)
    Future estimated net inflows
    based on year end
    market prices/rates            $9,155   $5,902   $4,085   $1,185  $ 806    $559
===================================================================================

     Further discussion of quantitative and qualitative aspects of these exposures and the management thereof is contained in the accompanying notes to the consolidated financial statements.

     Year 2000 Issues.   The Company is continuing its analysis of the "Year
2000" issue. The potential costs and uncertainties associated with this review are dependent upon a number of factors, including legacy software and hardware configurations and planned information technology infrastructure enhancements. Results of the review conducted to date indicate that the Company will not be burdened by a material event resulting from the Company's untimely resolution of Year 2000 issues. Further, management does not currently believe the cost of resolving such issues will be material to the Company's consolidated results of operations or financial position.

     Environmental Matters.   NGC's operations are subject to extensive federal,
state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring and permitting at various operating facilities and the cost of remediation obligations. The Company's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number of assets operated by the Company subject to environmental regulation.

     NGC's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $9.4 million in 1997. Total environmental expenditures for both capital and operating maintenance and administrative costs are not expected to exceed $15 million in 1998.

Conclusion

  The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow supplemented by borrowings under its various credit facilities, if required.

RESULTS OF OPERATIONS

     The following discussion of NGC's financial position, results of operations and cash flows as of and for each of the years ended December 31, 1997, 1996 and 1995, respectively, is impacted by the strategic combinations previously discussed. Both the continuity of operations and the resulting comparability of results between periods is materially impacted as a result of the Destec acquisition and both the Chevron and Trident Combinations (collectively "Strategic Combinations"). The Strategic Combinations were each accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. The results of operations and cash flows presented in the consolidated financial statements contained elsewhere herein include the results of the acquired operations as of the effective dates of each transaction. The following table reflects certain operating and financial data for the Company's business segments and subsegments for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                              Years Ended December 31,
                                                                        ---------------------------------
                                                                            1997       1996        1995
                                                                        ---------------------------------
                                                                                  ($ in thousands)
Operating Margin (1)(2):
Natural Gas and Power Marketing Segment -
        Natural Gas Marketing                                              $ 99,375   $100,243   $ 64,685
        Electric Power Marketing                                              4,526      3,379       (939)
                                                                           --------   --------   --------
                                                                            103,901    103,622     63,746
                                                                           --------   --------   --------
Power Generation                                                             18,987        ---        ---
                                                                           --------   --------   --------
Natural Gas Liquids, Crude Oil and Gas Transmission Segment -
        Natural Gas Processing - Field Plants                               159,609    122,754     48,856
        Natural Gas Processing - Straddle Plants                             30,098     42,198     26,934
        Fractionation (8)                                                    25,813     20,223     15,172
        Natural Gas Liquids Marketing                                        22,639     48,355     21,706
        Crude Oil Marketing                                                     500     11,583      3,490
        Natural Gas Gathering and Transmission                               16,755     18,140     11,882
        Other                                                                   102      1,300      2,874
                                                                           --------   --------   --------
                                                                            255,516    264,553    130,914
                                                                           --------   --------   --------
Global:
        LPG Sales                                                             2,973      1,325        ---
        Other                                                                 3,917        ---        ---
                                                                           --------   --------   --------
                                                                              6,890      1,325        ---
                                                                           --------   --------   --------
                                                                           $385,294   $369,500   $194,660
                                                                           ========   ========   ========
Operating Statistics (1)(3):
   Natural Gas Marketing (Bcf/d) -
        U.S. Sales Volumes (4)                                                  6.1        4.3        3.5
        Canadian Sales Volumes (5)                                              1.9        n/a        n/a
   Electric Power Marketing - Million Megawatt Hours Sold                      94.7       14.9        3.5
   Power Generation (Million Megawatt Hours Generated) -
        Gross                                                                   7.2        ---        ---
        Net                                                                     4.3        ---        ---
   Natural Gas Liquids Processed (MBbls/d - Gross) -
        Field Plants                                                           89.8       57.4       38.7
        Straddle Plants                                                        46.4       36.9       34.1
   Fractionation - Barrels Received for Fractionation (MBbls/d)(8)            158.4      169.1       95.0
   NGL Marketing - Sales Volumes (MBbls/d)                                    413.9      245.0      120.6
   Natural Gas Gathering and Transmission (MMcf/d)                              0.4        0.3        0.3
   Crude Oil Marketing - Sales Volumes (MBbls/d)                              168.3      106.0       60.9
   Global Sales -
        LPG Sales Volumes (MMBbls) (6)                                         33.5        1.7        ---
        Gas Sales Volumes (Bcf/d) (7)                                           0.2        n/a        n/a
=========================================================================================================

(1) The Destec acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective July 1, 1997. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective September 1, 1996. The Trident Combination was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective March 1, 1995.

(2) Information excludes the Company's proportionate share of margin associated with ventures accounted for under the equity method. In 1997, the most significant operations included equity investments in Accord, VESCO, Gulf Coast Fractionators ("GCF") and certain partnerships owning power generating assets. In 1996 and 1995, significant equity investments included the operations of Accord, Novagas Clearinghouse, Ltd. ("NCL") and GCF, respectively.

(3) Information excludes the Company's proportionate share of operating statistics associated with ventures accounted for under the equity method. In 1997, the most significant operations included equity investments in Accord, VESCO and GCF. In 1996 and 1995, significant equity investments included the operations of Accord, NCL and GCF, respectively.

(4)   Includes immaterial amounts of inter-company gas sales for all periods.

(5) Represents volumes sold by NGC Canada, Inc. for the period from April 1, 1997 through December 31, 1997. Volumes sold by NCL prior to the reorganization are not comparable.

(6) Includes 5.8 MMBbls of inter-company sales for the year ended December 31, 1997. A material amount of volumes sold in 1996 are inter-company sales volumes.

(7) Represents volumes sold by NGC UK Ltd. for the year ended December 31, 1997. Volumes sold by Accord prior to the reorganization are not comparable.

(8) Effective January 1, 1997, the Company sold its interest in the Mont Belvieu I fractionator. The Company had acquired this facility as part of the Trident Combination.


THREE YEARS ENDED DECEMBER 31, 1997

     For the year ended December 31, 1997, the Company realized a net loss of $102.5 million, or $0.68 per share. This compares with net income of $113.3 million, or $0.83 per share, and $92.7 million, or $0.82 per share, in 1996 and 1995, respectively. The current period loss includes one-time charges totaling $218.5 million, on an after-tax basis, which were principally associated with the abandonment and impairment of certain operating and non-operating assets, inventory obsolescence and lower-of-cost-or-market writedowns, reserves for contingencies and other obligations, a charge for a hedging related loss and a charge associated with a change in the method of accounting for certain business process re-engineering and information technology transformation costs. The comparability of results period to period was also impaired by one-time gains totaling $7.3 million recognized during 1997, other charges of $2.5 million and $1.1 million recognized in 1996 and 1995, respectively, and a $45.7 million income tax benefit recognized in 1995 related to the Trident Combination. Revenues in each of the three years in the period ended December 31, 1997, totaled $13.4 billion, $7.3 billion and $3.7 billion, respectively.

     A significant portion of the 1997 charges was taken during the fourth quarter of 1997, reflecting the culmination of a year-long project intended to restructure the Company's natural gas liquids business, including rationalization and consolidation of assets acquired in the Strategic Combinations and the pursuit of a joint venture partner in order to achieve critical mass in the Company's crude oil marketing business. In addition, a company-wide reorganization of reporting responsibilities and improvements in business processes and computer information systems resulted in the identification of other obsolete assets and a reduction of employees involved in non-strategic operations. Pursuant to these restructuring efforts and in order to comply with required accounting methodology, the Company anticipates recording an additional severance charge of approximately $10 million during the first quarter of 1998. Management believes the restructuring and reorganization steps taken in 1997 and early 1998 have positioned the Company for improved operating results and an enhanced competitive position for the future.

     After consideration of the unusual items described above, NGC's normalized net income for the year ended December 31, 1997, approximated $108.7 million, or $0.65 per share, compared with normalized net income of $115.8 million, or $0.85 per share, in 1996, and $48.1 million, or $0.43 per share, in 1995. The lower normalized results in 1997 compared to 1996 generally resulted from lower margins reflecting a softening commodity price environment during 1997 as compared with significant commodity price volatility throughout 1996 and higher costs period to period resulting principally from the acquisitions and restructurings completed during 1997 and 1996. The business expansion resulting from the Strategic Combinations resulted in the significant revenue growth during the three year period. Operating cash flows totaled $278.6 million for the year ended December 31, 1997, compared with a use of cash from operations during the 1996 period of $31.0 million and a source of cash of $90.6 million in 1995. Such relationship principally resulted from an advance payment for future gas deliveries received in 1997, the increased size and scope of the required investment in operating assets resulting from the Strategic Combinations and improved working capital management in 1997.

     Consolidated operating margin for each of the three years in the period ended December 31, 1997, totaled $385.3 million, $369.5 million and $194.7 million, respectively. For the year ended December 31, 1997, the Company reported an operating loss of $143.4 million compared with operating income of $197.8 million for the comparable 1996 period and $81.7 million in 1995. The 1997 operating loss includes a portion of the aforementioned charges totaling $275 million, on a pre-tax basis, as well as higher depreciation and amortization and general and administrative expenses as compared with both 1996 and 1995. The increase in depreciation and amortization expense results principally from depreciable assets acquired in the Trident and Chevron Combinations, which were effective March 1, 1995 and September 1, 1996, respectively, and the Destec acquisition, which was effective July 1, 1997, as well as the continued expansion of the Company's depreciable asset base through other asset acquisitions and capital projects completed during the three year period. The increase in general and administrative expenses period to period principally reflects the incremental costs associated with the operations acquired in the strategic acquisitions, the restructuring of the Company's businesses in Canada and the United Kingdom, the expansion of ECI's operations, the growth of Global Energy's operations and non-capitalizable consulting and other costs related to several information system and process improvement initiatives arising as a result of the Company's recent growth and reorganization.

     Incremental to NGC's consolidated operating income is the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $59.0 million to 1997 pre-tax results compared to $28.1 million during the comparable 1996 period and $21.1 million in 1995. The increase in equity earnings over the three-year period generally reflects the addition of equity investments as part of the strategic acquisitions and the impact of the restructuring of the Company's investments in NCL and Accord during 1997. The following table provides a summary of equity earnings by investment for the comparable periods:

                                                           Years Ended December 31,
                                                  ------------------------------------------
                                                     1997             1996            1995
                                                  ------------------------------------------
                                                              ($ in thousands)
 Accord (1)                                        $25,885          $17,131         $11,826
 Gulf Coast Fractionators                            6,624            3,360           1,896
 West Texas LPG Pipeline Limited Partnership         7,162            1,661             ---
 Venice Energy Services Company, L.L.C.              8,052            2,429             ---
 Destec equity investments (aggregate)              12,780              ---             ---
 NCL  and other, net (1)                            (1,544)           3,494           7,338
                                                   $58,959          $28,075         $21,060

(1) For a discussion of the Accord and NCL restructurings, refer to Note 2 of the Consolidated Financial Statements.

     Interest expense totaled $63.5 million for the year ended December 31, 1997, compared with $46.2 million and $32.4 million for the comparable 1996 and 1995 periods. The higher interest expense period to period is attributed to higher average outstanding principal amounts resulting primarily from debt assumed in and resulting from the Chevron Combination and the Destec acquisition.

     Other income and expenses, net totaled $7.9 million in 1997, principally reflecting the aforementioned one-time gains. The net charge of $10.0 million reported for the year ended December 31, 1996, includes a $4.0 million charge associated with the Company's relocation to its new downtown headquarters, $0.7 million in minority interests in certain majority owned subsidiaries and other miscellaneous non-recurring costs and expenses. Other income and expenses, net, of $5.1 million reported for the year ended December 31, 1995, includes a $1.8 million pretax charge for tornado damage at a gas processing plant, $2.4 million in minority interests in certain majority owned subsidiaries and other miscellaneous non-recurring costs and expenses.

     During the second quarter of 1997, the Company sold $200 million of 8.316% Company Obligated Preferred Securities of a Subsidiary Trust ("Securities") and the accumulated distributions attributable to these Securities are reported as minority interest in income of a subsidiary in the consolidated statements of operations. Accumulated distributions associated with these Securities totaled $9.8 million for the year ended December 31, 1997.

     The Company reported an income tax benefit of $62.2 million for the year ended December 31, 1997, compared to an income tax provision of $56.3 million and a benefit of $27.5 million in 1996 and 1995, respectively, reflecting effective rates of (41) percent, 33 percent and (42) percent, respectively. During the first quarter of 1995, the Company recognized a $45.7 million income tax benefit in connection with the Trident Combination. The income tax benefit, which can be used to reduce NGC's future income tax liabilities, was a result of the recognition of the excess tax basis held by certain Clearinghouse partners. Other differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from refunds received related to foreign taxes paid on dividends received from Accord, permanent differences attributable to amortization of certain intangibles, permanent differences arising from the effect of certain foreign equity investments and state income taxes. Additionally, the effective tax rate in 1995 was impacted by pre-combination earnings of Clearinghouse that were predominantly taxed as partnership income.

NATURAL GAS AND ELECTRIC POWER MARKETING

     Marketing's operating margin for the year ended December 31, 1997, totaled $103.9 million, consisting of $99.4 million related to gas marketing operations and $4.5 million related to electric power marketing operations. These amounts correspond to 1996 operating margins of $103.6 million, $100.2 million and $3.4 million, respectively. During 1995, the segment's operating margin totaled $63.7 million.

     Marketing's business strategy includes expansion of relationships with existing LDCs and industrial customers as a means for expanding its customer base. The segment continues to execute its strategy of not competing directly with LDCs and will initiate additional retail programs through alliances with strategic partners. In addition, the segment expects to continue to capitalize off the synergies provided by the Destec acquisition in expanding sales efforts to industrials and expanding its power generation asset base.

     The level operating margin in 1997 as compared to 1996 attributed to the gas marketing operations reflects higher sales volumes offset by lower unit margins period to period. The lower margin in 1995 is a result of significantly lower volumes. Total natural gas volumes sold in North America increased to 8.0 billion cubic feet per day in 1997 from 4.3 billion cubic feet per day during 1996 and 3.5 billion cubic feet per day in 1995, principally as a result of the Chevron Combination and the inclusion of volumes sold by NGC Canada, Inc. Average unit margins in North America approximated $0.04 per thousand cubic feet during 1997, reflecting higher unit margins on volumes sold in the U.S. offset by lower unit margins on volumes sold in Canada during the period. During the comparable 1996 and 1995 periods, unit margins approximated $0.06 and $0.05 per thousand cubic feet on volumes sold in the U.S. only. The lower 1997 unit margins as compared to margins realized in 1996 and 1995 reflect the mild winter weather during 1997 and the inclusion of lower unit margins derived from the Company's Canadian operations.

     ECI's 1997 operating margin increased $1.1 million over the same 1996 period principally as a result of increased volume offset by lower unit margins. The lower unit margins resulted principally from a higher quantity of low-margin trading volume in the 1997 period. Comparative sales volumes increased six times period to period, as incremental volumes derived from the Destec acquisition combined with the continued growth of ECI's operations resulted in sales volume of 94.7 million megawatt hours during 1997 compared to 14.9 million megawatt hours sold in 1996. ECI's operations in 1995 were immaterial to the segment's operating margin.

POWER GENERATION

     The Company's power generation operations, managed through Destec, contributed $19.0 million of operating margin and $12.8 million of equity earnings during 1997. Destec's ownership of power generating assets is predominantly through varying interests held in partnerships that own and operate power generation facilities. During the period, the power generating assets in which Destec maintains an interest generated 7.2 million megawatt hours of electricity (4.3 million megawatt hours, net to Destec's interest).

     The business strategy employed by Destec is to be a low-cost producer of electric power and Destec will actively pursue expansion of its position as a developer, manager and operator of power generation facilities. NGC expects the expertise of Destec's personnel, displayed through proven knowledge of power technology and engineering and experience in development, construction and operation of power facilities, to provide a platform for expansion of its power generating business worldwide.

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

     Liquids reported a 1997 operating margin of $262.4 million, representing a decrease of $3.5 million from the operating margin reported in the comparable 1996 period, and a $131.5 million increase over the segment's 1995 operating margin. Generally, operating margins from businesses in this segment were negatively impacted in 1997 by lower average commodity prices as compared with commodity prices in the 1996 period. The 1997 operating results were negatively impacted by high cost inventory purchased during the fourth quarter of 1996, which was recognized in operating results during the first quarter of 1997 and culminated in a lower-of-cost-or-market writedown of $12.3 million at March 31, 1997. Additionally, included in the 1997 period are pre-tax charges related to a lower-of-cost-or-market writedown of crude oil inventory of $2.7 million and a hedge-related loss of $8.3 million.

     Operationally, the segment's businesses reflect significantly improved volumes period to period principally as a result of the Chevron Combination. Aggregate natural gas liquids processing volumes averaged 136.2 thousand gross barrels per day during the 1997 period as compared to 94.3 thousand gross barrels per day in 1996. Throughput in the gathering systems supplying the Company's field processing facilities increased 11 percent in 1997, partially reflecting the improved operating results occurring as the segment executes its aforementioned restructuring plan. Natural gas liquids marketing volumes increased from 245.0 thousand barrels per day in the 1996 period to 413.9 thousand barrels per day in 1997 and crude oil sales volumes increased 62.3 thousand barrels per day period to period. As a result of the January 1, 1997, sale of the Mont Belvieu fractionator, barrels received for fractionation decreased period to period by 10.7 thousand barrels per day. Natural gas gathering and transmission volumes increased slightly during the 1997 period. Global LPG sales volumes totaled 33.5 million barrels during the 1997 period. A comparison of the 1995 operating statistics with results in 1996 and 1997 are inconsequential principally as a result of the Chevron Combination.

     The segment's business strategy is predicated on being the low-cost producer of energy products. The integration of the assets acquired in the Chevron and Trident Combinations has resulted in improved capacity utilization and enhanced operating performance. Further, management believes that the asset rationalizations and restructuring occurring in the fourth quarter of 1997 and into 1998 positions NGC's Liquids segment for improved operating results and an enhanced competitive position for the future. The segment continues to actively address other cost containment initiatives at existing facilities and will pursue asset acquisitions and/or the construction of new assets when it is considered economically and strategically appropriate in order to align its operations with other commercial aspects of NGC's business. In addition, the segment is actively pursuing acquisitions, strategic alliances, joint ventures and construction projects in order to capitalize on new gas production in the Gulf of Mexico.

     Internationally, the Company, principally through its wholly owned subsidiary NGC Global Energy, is pursuing economically viable near-term strategic opportunities. The intent of the strategy is to expand the multi-commodity concept in selected international locations and it is likely the Company will leverage off foreign investments held by its major shareholders as a means for initiating most of these near-term projects.

Operating Cash Flow

     Cash flow from operating activities totaled $278.6 million during the year ended December 31, 1997, an improvement of $309.6 million and $188.0 million over the amounts reported in the 1996 and 1995 periods, respectively. The improvement principally resulted from an advance payment for future gas deliveries received in 1997, the increased size and scope of the required investment in operating assets resulting from the strategic acquisitions and improved working capital management in 1997. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period to period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

Capital Expenditures, Commitments and Dividend Requirements

     Destec Acquisition. NGC acquired Destec on June 27, 1997, in a transaction valued at $1.26 billion, or $21.65 per share of Destec common stock. Concurrent with this acquisition, NGC sold Destec's international facilities and operations to The AES Corporation for $439 million. In July and August 1997, the Company sold Destec's interest in a partnership that owned a power generation facility and certain oil, gas and lignite reserves, respectively, for aggregate proceeds of $296 million. Proceeds from the sales of these non-strategic assets were used to retire debt incurred in the acquisition. The Company is continuing to explore other opportunities to monetize its investment in certain assets acquired from Destec if, and when, it is determined that such divestitures are economically and strategically appropriate.

     Capital Expenditures and Investing Activities.   During the year ended
December 31, 1997, the Company spent a net $510.7 million, principally on the Destec acquisition, the purchase of NCL's gas marketing operations and on acquisitions of additional interests in gas processing facilities, pipelines and other midstream assets. Expenditures were also made on capital improvements at existing facilities and on capital additions at the Company's new headquarters. The Company invested $27.7 million in its unconsolidated affiliates, principally for amounts committed to VESCO. During the period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an agreement reached with the Federal Trade Commission related to the Chevron Combination. Further, NGC sold its 49.9 percent interest in NCL, as part of the restructuring of that investment and consummated the aforementioned sales of certain non-strategic Destec assets. Aggregate net proceeds from these dispositions, plus proceeds from other immaterial dispositions, approximated $453 million.

     During 1996, the Company spent a net $111 million in acquisition, capital project and asset maintenance activities. These funds were expended principally for maintenance of existing assets, the acquisition of processing plants, gathering lines, pipelines and on discrete capital assets. In addition, during 1996, the Company completed the acquisitions of LPG Services Group, Inc., a propane gas marketing and distribution company, and Wilmar Energy Marketing, a Calgary based crude oil marketer. Investments in unconsolidated affiliates included contributions of $18.6 million to VESCO. As reflected in the accompanying notes to the consolidated financial statements, the Chevron Combination was consummated principally through the assumption of debt and the issuance of capital stock.

     During 1995, the Company spent approximately $310 million in acquisition and asset maintenance activities. The most significant component of cash used in investing activities during the 1995 period related to the acquisition cost and
expenses associated with the Trident Combination.   Approximately $166.9
million, exclusive of transaction related costs, was required to consummate the tender offer related to the Trident Combination. These funds were provided by British Gas, NOVA and Clearinghouse. Specifically, British Gas and NOVA each contributed $67.5 million to their respective subsidiaries that participated in the Trident Combination and Clearinghouse provided $31.9 million to fund the balance. Clearinghouse funded the $31.9 million and certain other costs associated with the Combination through a combination of cash on hand and $25.0 million in borrowings under its then existing credit agreement. In addition to the Trident Combination, the Company spent an additional $145 million to acquire other assets, the most significant of which were the Ozark Gas Transmission System, the Kerr-McGee pipeline and Pan Alberta Gas, through a contribution to NCL, as well as capital improvements at existing facilities and investments in other unconsolidated affiliates.

     Dividend Requirements and Stock Repurchases.   NGC declares quarterly
dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. Prior to the Trident Combination, Clearinghouse made distributions primarily to enable Clearinghouse's partners to pay tax liabilities incurred as a result of Clearinghouse generated income which was taken into account by the Clearinghouse partners in computing their personal income tax liabilities. During the years ended December 31, 1997, 1996 and 1995, the Company paid approximately $7.9 million, $6.7 million and $9.3 million in cash dividends and distributions, respectively.

     In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 654,900 shares at a total cost of $10.5 million, or $16.04 per share on a weighted average cost basis, through December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule of the Company are set forth at pages F-1 through F-33 inclusive, found at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 will be contained in the definitive Proxy Statement of the Company for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1 -- Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Reference is also made to the information appearing in Part I of this Annual Report on Form 10-K under the caption "Item 1A. Executive Officers."


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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

     The following documents, which have been filed by the Company with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this statement:

a. Financial Statements -- Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8. of this Form 10-K.

b. Financial Statements -- Consolidated financial statements of the Company and its subsidiaries are incorporated Under Item 8. of this Form 10-K.

c. Exhibits -- The following instruments and documents are included as exhibits to this Form 10-K.



 Exhibit
  Number                          Description
 -------                          -----------
   2.1 - Combination Agreement and Plan of Merger, dated May, 22, 1996, by and between NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(1014)

   2.2 - Amendment to Combination Agreement, dated as of August 29, 1996, by and among NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(811)

   2.3 - Agreement and Plan of Merger by and among Destec Energy, Inc., The Dow Chemical Company, NGC Corporation and NGC Acquisition Corporation II dated as of February 17, 1997. (11)

   2.4 - Asset Purchase Agreement by and between NGC Corporation and The AES Corporation dated as of February 17, 1997. (11)

   2.5 - First Amendment to Asset Purchase Agreement by and between NGC Corporation and The AES Corporation dated June 29, 1997.(12)

   2.6 - Asset Purchase Agreement between Destec Energy, Inc. and ECT EOCENE Enterprises, Inc. dated July 1, 1997.(12)

   3.1    -  Restated Certificate of Incorporation of NGC Corporation. (11)

   3.2    -  Amended and Restated By-Laws of NGC Corporation. (11)

   4.1 - Indenture, dated as of September 9, 1993, between Trident NGL, Inc. and Ameritrust Texas National Association, as Trustee.(5)

   4.25 - Note Purchase Agreement, dated as of August 30, 1991, by and among Trident NGL, Inc. and the Purchasers named therein.(2)

   4.36 - Indenture, dated as of April 15, 1993, between Trident NGL, Inc. and The First National Bank of Boston, as Trustee.(3)

   4.4 - Indenture, dated as of September 9, 1993, between Trident NGL, Inc. and Ameritrust Texas National Association, as Trustee.(5)

   4.5 - Warrant exercisable for 6,228 shares of Common Stock of NGC Corporation registered in the name of J. Otis Winters.(4)

   4.5a   -  Indenture, dated as of December 11, 1995, by and between NGC
             Corporation, the Subsidiary Guarantors named therein and the First
             National Bank of Chicago, as Trustee.(7)

   4.6 - First Supplemental Indenture, dated as of August 31, 1996, by and among NGC Corporation, the Subsidiary Guarantors named therein, and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995. (8)

   4.7 - Second Supplemental Indenture, dated as of October 11, 1996, by and among NGC Corporation, the Subsidiary Guarantors named therein, and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995. (8)

   4.8 - Amended and Restated Credit Agreement dated as of June 27, 1997, among NGC Corporation and The First National Bank of Chicago, Individually and as Agent, The Chase Manhattan Bank and NationsBank of Texas, N.A., Individually and as Co-Agents, and the Lenders Named therein.(12)

  +4.9    -  First Amendment to Amended and Restated Credit Agreement dated
             November 24, 1997, among NGC Corporation and The First National
             Bank of Chigaco, Individually and as Agent, The Chase Manhattan
             Bank and NationsBank of Texas, N.A., Individually and as Co-Agents for the Lenders named therein.

  +4.10   -  Second Amendment to Amended and Restated Credit Agreement, dated as of February 20, 1998, among NGC Corporation and The First National
             Bank of Chicago, Individually and as Agent, The Chase Manhattan
             Bank and NationsBank of Texas, N.A., Individually and as Co-Agents for the Lenders named therein.

   4.11 - Subordinated Debenture Indenture between NGC Corporation and The First National Bank of Chicago, as Debenture Trustee, dated as of May 28, 1997. (13)Credit Agreement dated as of March 14, 1995, among NGC Corporation and The First National Bank of Chicago, individually and as agent, The Chase Manhattan Bank National Association and Nations Bank of Texas N.A., individually and as co-agent, and certain other lenders named therein.(9)

   4.12 - Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997. (13)Indenture, dated as of December 11, 1995, between NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee.(8)

   4.13 - Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997. (13)

   4.14 - Common Securities Guarantee of NGC Corporation dated as of May 28, 1997. (13)

   4.15 - Registration Rights Agreement, dated as of May 28, 1997, among NGC Corporation, NGC Corporation Capital Trust I, Lehman Brothers, Salomon Brothers Inc. and Smith Barney Inc. (13)

   4.16 - Second Supplemental Indenture among NGC Corporation, Destec Energy, Inc. and The First National Bank of Chicago, as Trustee, dated as of June 30, 1997, supplementing and amending the Indenture dated as of June 30, 1997. (14)

   4.17 - Fourth Supplemental Indenture among NGC Corporation, Destec Energy, Inc. and The First National Bank of Chicago, as Trustee, dated as of June 30, 1997, supplementing and amending the Indenture dated as of December 11, 1995. (14)

  +4.18   -  Fifth Supplemental Indenture among NGC Corporation, The Subsidiary
             Guarantors named therein and The First National Bank of Chicago, as
             Trustee, dated as of September 30, 1997, supplementing and amending the Indenture dated as of December 11, 1995.

  +4.19   -  Sixth Supplemental Indenture among NGC Corporation, The Subsidiary
             Guarantors named therein and The First National Bank of Chicago, as
             Trustee, dated as of January 5, 1998, supplementing and amending the Indenture dated as of December 11, 1995.

  +4.20   -  Seventh Supplemental Indenture among NGC Corporation, The
             Subsidiary Guarantors named therein and The First National Bank of
             Chicago, as Trustee, dated as of February 20, 1998, supplementing and amending the Indenture dated as of December 11, 1995.

  +4.21   -  Indenture dated as of September 26, 1996, Restated as of March 23,
             1998, to include amendments in the First through Fifth Supplemental
             Indentures, between NGC Corporation and The First National Bank of
             Chicago, as Trustee.

  10.1    -  Agreement of Sale and Purchase of Assets, dated as of May 5, 1991, as amended on June 6, 1991 and August 30, 1991, by and between OXY USA Inc. and Trident Energy, Inc.(1)

  10.2    -  Master Agreement on Gas Processing, dated as of May 5, 1991, by and between OXY USA Inc. and Trident NGL, Inc.(1)

  10.3    -  NGC Corporation Amended and Restated 1991 Stock Option Plan.(11)

  10.4    -  Stock Purchase Agreement between Trident NGL Holding, Inc. and J.
             Otis Winters.(5)

  10.5    -  NGC Corporation Amended and Restated Employee Equity Option
             Plan.(67) (See Appendix III to the Proxy Statement/Prospectus).

  10.6    -  The Amended and Restated Natural Gas Clearinghouse Deferred
             Compensation Plan, dated February 28, 1992.(6)

  10.7    -  Employment Agreement dated April 2, 1996 by and between NGC
             Corporation and Stephen A. Furbacher.(9)

  10.8    -  Employment Agreement, dated as of November 15, 1996, between Thomas
             M. Matthews and NGC Corporation. (11)

 +10.9    -  Employment Agreement, dated as of April 30, 1997, between Charles
             L. Watson and NGC Corporation.

 +10.10   -  Employment Agreement, dated as of May 8, 1997, between Stephen W.
             Bergstrom and NGC Corporation.

 +10.11   _  Employment Agreement, dated as of April 14, 1997, between John U.
             Clarke and NGC Corporation.

 +10.12   _  Employment Agreement, dated as of May 21, 1997, between Kenneth E.
             Randolph and NGC Corporation.

  10.13   -  Lease Agreement entered into on June 12, 1996 between
             Metropolitan Life Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant.(9)

  10.14   -  First Amendment to Lease Agreement entered into on June 12, 1996 between Metropolitan Life Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant.(9)

  10.15   -  Contribution and Assumption Agreement, dated as of August 31, 1996, among Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Chemical Company and Midstream Combination Corp.(8)

  10.16   -  Scope of Business Agreement, dated May 22, 1996 between Chevron
             Corporation and NGC Corporation.(9)

  10.17   -  Stockholders Agreement dated, May 22, 1996, among BG Holdings,
             Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.(9)

  10.18   -  Registration Rights Agreement, dated as of August 31,1996, among
             NGC Corporation, BG Holdings, Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc.(8)

  10.19   -  Master Alliance Agreement, dated as of September 1, 1996, among
             Chevron U.S.A. Inc., Chevron Chemical Company, Chevron Pipe Line Company, and other Chevron U.S.A. Inc. affiliates, NGC Corporation, Natural Gas Clearinghouse, Warren Petroleum Company, Limited Partnership, Electric Clearinghouse, Inc. and other NGC Corporation affiliates.(8)

  *10.20  -  Natural Gas Purchase and Sale Agreement, dated as of August 30,
             1996, among Chevron U.S.A. Inc. and Natural Gas Clearinghouse.(8)

  *10.21  -  Master Natural Gas Processing Agreement, dated as of
             September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.(8)

  *10.22  -  Master Natural Gas Liquids Purchase Agreement, dated as of
             September 1, 1996, among Warren Petroleum Company, Limited Partnership and Chevron U.S.A. Inc.(8)

  *10.23  -  Gas Supply and Service Agreement, dated as of September 1, 1996, among Chevron Products Company and Natural Gas Clearinghouse.(8)

   10.24 - Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron U.S.A. Production Company.(9)

   10.25 - Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron Chemical Company.(9)


   10.26 - Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc. and Chevron Products Company.(9)

  *10.27  -  Feedstock Sale and Refinery Product Purchase Agreements, dated as of September 1, 1996, among Chevron Products Company and Warren Petroleum Company, Limited Partnership.(8)

  *10.28  -  Refinery Product Sale Agreement (Hawaii), dated as of September 1,
             1996, among Warren Petroleum Company, Limited Partnership and Chevron Products Company.(8)

  *10.29  -  Feedstock Sale and Refinery Product Master Services Agreement,
             dated as of September 1, 1996, among Chevron Products Company and Warren Petroleum Company, Limited Partnership.(8)

  *10.30  -  CCC Product Sale and Purchase Agreement dated as of September 1,
             1996, among Warren Petroleum Company, Limited Partnership and Chevron Chemical Company.(8)

  *10.31  -  CCC/WPC Services Agreement, dated as of September 1, 1996, among
             Chevron Chemical Company and Warren Petroleum Company, Limited Partnership.(8)

  *10.32  -  Operating Agreement, dated as of September 1, 1996, among Warren
             Petroleum Company, Limited Partnership and Chevron Pipe Line Company.(8)

   10.33 - Galena Park Services Agreement, dated as of September 1, 1996, among Chevron Products Company and Midstream Combination Corp.(8)

  *10.34  -  Venice Complex Operating Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.(9)

  *10.35  -  Product Storage Lease and Terminal Access Agreement, dated as of
             September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.(9)

   10.36 - Lone Star Swap Transaction Confirmation Term Sheet, dated as of September 1, 1996, among Chevron U.S.A. Inc. and NGC
             Corporation.(8)

  *10.37  -  West Texas LPG Pipeline Limited Partnership Agreement, dated as of
             September 1, 1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and an affiliate of NGC Corporation.(8)

  *10.38  -  West Texas LPG Pipeline Operating Agreement, dated as of September
             1, 1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and the West Texas LPG Pipeline Partnership.(8)

  *10.39  -  Time Charter, dated as of August 31, 1996, by and between Midstream
             Barge Company, L.L.C. and Warren Petroleum Company, Limited Partnership.(8)

  *10.40  -  Limited Liability Company Agreement of Midstream Barge Company,
             L.L.C., dated as of August 31, 1996, by and between Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.(8)

  +12.1   -  Computation of Ratio of Earnings to Fixed Charges.

  +22.1   -  Subsidiaries of the Registrant.

  +23.1   -  Consent of Arthur Andersen LLP.

  +27.1   -  Financial Data Schedule.

----------------
+    Filed herewith

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

(5) Incorporated by reference to exhibits to the Registration Statement of Trident NGL Holding, Inc. on Form S-1, Registration No. 33-68842

(6) Incorporated by reference to exhibits to the Registration Statement of Trident NGL Holding, Inc. on Form S-4, Registration No. 33-88907.

(7) Incorporated by reference to the Registration Statement of NGC Corporation on Form S-3, Registration No. 33-97368.

(8) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, of NGC Corporation, Commission File No. 1-11156.

(9) Incorporated by reference to exhibits to the Registration Statement of Midstream Combination Corp. on Form S-4, Registration No. 333-09419.

(10) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated May 22, 1996, Commission File No. 1-11156.

(11) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, of NGC Corporation, Commission File No. 1-11156.

(12) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated June 27, 1997.

(13) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997, Commission File No. 1-11156.

(14) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997, Commission File
     No. 1-11156

        (b) Reports on Form 8-K of NGC Corporation.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NGC CORPORATION



Date:  March 30,1998                By:    /s/ C. L. Watson
                                       ----------------------------------------
                                       C. L. Watson, Chairman of the Board,
                                       Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 1998               By:    /s/ C. L. Watson
                                       ----------------------------------------
                                       C. L. Watson, Chairman of the Board,
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)


Date:  March 30, 1998               By:    /s/ John U. Clarke
                                       -----------------------------------------
                                       John U. Clarke, Senior Vice President
                                       and Chief Financial Officer (Principal
                                       Financial  Officer)


Date:  March 30, 1998               By:    /s/ Bradley P. Farnsworth
                                       -----------------------------------------
                                       Bradley P. Farnsworth, Vice President
                                       and Controller (Principal Accounting
                                       Officer)


Date:  March 30, 1998               By:    /s/ Thomas M. Matthews
                                       -----------------------------------------
                                       Thomas M. Matthews, President and
                                       Director


Date:  March 30, 1998               By:    /s/ Stephen J. Brandon
                                       ----------------------------------------
                                       Stephen J. Brandon, Director


Date:  March 30, 1998               By:    /s/ Frank J. Chapman
                                       ----------------------------------------
                                       Frank J. Chapman, Director


Date:  March 30, 1998               By:    /s/ P. Nicholas Woollacott
                                       -----------------------------------------
                                       P. Nicholas Woollacott, Director


Date:  March 30, 1998               By:    /s/ Jack S. Mustoe
                                       ----------------------------------------
                                       Jack S. Mustoe, Director

Date:  March 30, 1998               By:    /s/ Jeffrey M. Lipton
                                       ----------------------------------------
                                       Jeffrey M. Lipton, Director


Date:  March 30, 1998               By:    /s/ Albert Terrance Poole
                                       ----------------------------------------
                                       Albert Terence Poole, Director


Date:  March 30, 1998               By:  /s/ Darald W. Callahan
                                       -----------------------------------------
                                       Darald W. Callahan, Director


Date:  March 30, 1998               By:  /s/ Patricia A. Woertz
                                       ----------------------------------------
                                       Patricia A. Woertz, Director


Date:  March 30, 1998               By:  /s/ Peter J. Robertson
                                       ----------------------------------------
                                       Peter J. Robertson, Director


Date:  March 30, 1998               By:    /s/ Daniel L. Dienstbier
                                       ----------------------------------------
                                       Daniel L. Dienstbier, Director


Date:  March 30, 1998               By:    /s/ J. Otis Winters
                                       ----------------------------------------
                                       J. Otis Winters, Director

                                NGC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                                    PAGE
                                                                     ----

     Report of Independent Public Accountants......................   F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996..   F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995............................   F-4

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995............................   F-5

     Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1997, 1996 and 1995........   F-6

     Notes to Consolidated Financial Statements....................   F-7

FINANCIAL STATEMENT SCHEDULE

     Condensed Financial Statements of the Registrant..............  F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of NGC Corporation:

     We have audited the accompanying consolidated balance sheets of NGC Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NGC Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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

                                      ARTHUR ANDERSEN LLP



Houston, Texas
March 20, 1998

                                NGC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 DECEMBER 31, DECEMBER 31,
                                                                                    1997         1996
                                                                                    ----         ----
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $   23,047   $   50,209
Accounts receivable, net                                                          1,536,451    1,373,560
Accounts receivable, affiliates                                                     139,321      144,825
Inventories                                                                         136,485      257,005
Assets from risk management activities                                              127,929       98,433
Prepayments and other assets                                                         55,547       12,689
                                                                                 ----------   ----------
                                                                                  2,018,780    1,936,721
                                                                                 ----------   ----------
PROPERTY, PLANT AND EQUIPMENT                                                     1,958,250    1,819,811
Less: accumulated depreciation                                                     (436,674)    (128,432)
                                                                                 ----------   ----------
                                                                                  1,521,576    1,691,379
                                                                                 ----------   ----------
OTHER ASSETS
Investments in unconsolidated affiliates                                            470,477      181,688
Assets from risk management activities                                              111,341      171,528
Other assets                                                                        394,729      205,494
                                                                                 ----------   ----------
                                                                                 $4,516,903   $4,186,810
                                                                                 ==========   ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                 $1,404,736   $1,305,726
Accounts payable, affiliates                                                         24,187       39,070
Accrued liabilities                                                                 192,159      117,777
Liabilities from risk management activities                                         132,012       86,414
                                                                                  ---------   ----------
                                                                                  1,753,094    1,548,987

LONG-TERM DEBT                                                                    1,002,054      988,597

OTHER LIABILITIES
Liabilities from risk management activities                                          42,679      127,725
Deferred income taxes                                                               254,059      328,280
Other long-term liabilities                                                         245,892       76,488
                                                                                 ----------   ----------
                                                                                  3,297,778    3,070,077
                                                                                 ----------   ----------
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                          200,000          ---


COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized:
  8,000,000 shares designated as Series A Participating Preferred Stock,
  7,815,363 shares issued and outstanding at December 31, 1997 and
  1996, respectively                                                                 75,418       75,418
Common stock, $.01 par value, 400,000,000 shares authorized;
  151,796,622 shares issued at December 31, 1997 and 149,846,503
  shares issued and outstanding at December 31, 1996                                  1,518        1,498
Additional paid-in capital                                                          919,720      896,432
Retained earnings                                                                    32,975      143,385
Less: treasury stock, at cost: 654,900 shares at December 31, 1997                  (10,506)         ---
                                                                                 ----------   ----------
                                                                                  1,019,125    1,116,733
                                                                                 ----------   ----------
                                                                                 $4,516,903   $4,186,810
                                                                                 ==========   ==========


                See Notes to Consolidated Financial Statements.

                                NGC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                           Year Ended December 31,
                                                                   -------------------------------------
                                                                       1997         1996         1995
                                                                   -----------   ----------   ----------
Revenues                                                           $13,378,380   $7,260,202   $3,665,946
Cost of sales                                                       12,993,086    6,890,702    3,471,286
                                                                   -----------   ----------   ----------

   Operating margin                                                    385,294      369,500      194,660

Depreciation and amortization                                          104,391       71,676       44,913
Impairment, abandonment and other charges                              275,000          ---          ---
General and administrative expenses                                    149,344      100,032       68,057
                                                                   -----------   ----------   ----------

   Operating income (loss)                                            (143,441)     197,792       81,690

Equity in earnings of unconsolidated affiliates                         58,959       28,075       21,060
Other income                                                            28,113        5,485        3,096
Relocation costs                                                           ---       (4,000)         ---
Interest expense                                                       (63,455)     (46,202)     (32,391)
Other expenses                                                         (20,230)     (11,505)      (8,221)
Minority interest in income of a subsidiary                             (9,841)         ---          ---
                                                                   -----------   ----------   ----------

Income (loss) before income taxes                                     (149,895)     169,645       65,234
Income tax provision (benefit)                                         (62,210)      56,323      (27,471)
                                                                   -----------   ----------   ----------

Net income (loss) from continuing operations before
   cumulative effect of accounting change                              (87,685)     113,322       92,705
Cumulative effect of change in accounting
   principle (net of income tax benefit of $7,913)                     (14,800)         ---          ---
                                                                   -----------   ----------   ----------

NET INCOME (LOSS)                                                  $  (102,485)  $  113,322   $   92,705
                                                                   ===========   ==========   ==========

Net Income Per Share:                                                                          PRO FORMA

Income (loss) before income taxes                                  $  (149,895)  $  169,645   $   65,234
Income tax provision (benefit)                                         (62,210)      56,323       20,438
                                                                   -----------   ----------   ----------
Net income (loss) from continuing operations before
   cumulative effect of accounting change                              (87,685)     113,322       44,796
Cumulative effect of change in accounting
   principle (net of income tax benefit of $7,913)                     (14,800)         ---          ---
Less: preferred stock dividends                                           (391)        (132)         ---
                                                                   -----------   ----------   ----------
Net income (loss) applicable to common stockholders                $  (102,876)  $  113,190   $   44,796
                                                                   ===========   ==========   ==========

Basic earnings (loss) per share                                    $     (0.68)  $     0.99   $     0.42
                                                                   ===========   ==========   ==========

Diluted earnings per share                                         $       n/a   $     0.83   $     0.40
                                                                   ===========   ==========   ==========

Basic shares outstanding                                               150,653      114,093      106,841
                                                                   ===========   ==========   ==========

Diluted shares outstanding                                             167,009      136,099      113,176
                                                                   ===========   ==========   ==========


                See Notes to Consolidated Financial Statements.

                                NGC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                        1997         1996          1995
                                                                                    -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                    $  (102,485)  $   113,322   $    92,705
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment                                378,916        73,176        44,913
   Equity in earnings of affiliates, net of cash distributions                            (4,073)      (21,729)       (9,169)
   Risk management activities                                                             (8,757)      (11,220)       (2,951)
   Deferred income taxes                                                                 (86,424)       45,896       (28,281)
   Amortization of bond premium                                                           (6,768)       (4,892)       (3,214)
   Other                                                                                   1,249         7,466         3,484
Change in assets and liabilities resulting from operating activities:
   Accounts receivable                                                                   (35,845)     (954,418)     (152,557)
   Inventories                                                                            86,077      (116,353)      (23,403)
   Prepayments and other assets                                                          (20,686)        7,726       (16,518)
   Accounts payable                                                                      (22,601)      778,767       185,215
   Accrued liabilities                                                                    14,064        47,148        11,611
Other, net                                                                                85,922         4,157       (11,187)
                                                                                     -----------   -----------   -----------

Net cash provided by (used in) operating activities                                      278,589       (30,954)       90,648
                                                                                     -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                                    (220,003)      (97,651)     (128,871)
Investment in unconsolidated affiliates                                                  (27,708)      (30,875)      (15,457)
Business acquisitions, net of cash acquired                                             (715,589)         (714)     (165,267)
Proceeds from asset sales                                                                452,565         3,600           ---
Other, net                                                                                   ---        14,500        (1,028)
                                                                                     -----------   -----------   -----------

Net cash used in investing activities                                                   (510,735)     (111,140)     (310,623)
                                                                                     -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                                     2,218,500     1,542,000     1,237,589
Repayments of long-term borrowings                                                    (2,198,275)   (1,360,081)   (1,143,039)
Proceeds from sale of capital stock, options and warrants                                  5,147           858           725
Issuance of company obligated preferred securities of a
   subsidiary trust, net                                                                 198,043           ---           ---
Capital contributions                                                                        ---           ---       135,000
Treasury stock acquisitions                                                              (10,506)          ---           ---
Dividends and other distributions, net                                                    (7,925)       (6,740)       (9,253)
                                                                                     -----------   -----------   -----------
Net cash provided by financing activities                                                204,984       176,037       221,022
                                                                                     -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                                     (27,162)       33,943         1,047
Cash and cash equivalents, beginning of year                                              50,209        16,266        15,219
                                                                                     -----------   -----------   -----------
Cash and cash equivalents, end of year                                               $    23,047   $    50,209   $    16,266
                                                                                     ===========   ===========   ===========



                See Notes to Consolidated Financial Statements.

                                NGC CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                 NGC CORPORATION
                                        ------------------------------------------------------------------------------------------
                                         SERIES A PREFERRED    COMMON STOCK          ADDITIONAL                 TREASURY STOCK
                           PARTNERSHIP  -------------------    -------------------    PAID-IN      RETAINED   --------------------
                            CAPITAL       SHARES     AMOUNT     SHARES    AMOUNT      CAPITAL      EARNINGS    SHARES     AMOUNT
                         -------------  --------  ---------    -------  ----------  -----------   ----------   --------   --------
Balance at December 31,
   1994                    $ 152,213        ---    $    ---        ---    $   ---     $     ---      $   ---        ---     $  ---
Net income                    52,930        ---         ---        ---        ---           ---       39,775        ---        ---
Capital contribution         135,000        ---         ---        ---        ---           ---          ---        ---        ---
Partnership
 distributions                (5,227)       ---         ---        ---        ---           ---          ---        ---        ---
Options granted                  323        ---         ---        ---        ---         1,692          ---        ---         ---
Trident Combination         (335,239)       ---         ---    109,886      1,098       510,918          ---        ---         ---
Dividends and other
   distributions                 ---        ---         ---        ---        ---           ---       (4,285)       ---         ---
401(k) plan stock
   issuances                     ---        ---         ---        199          3         1,873          ---        ---        ---
Stock options exercised          ---        ---         ---        408          4         1,302          ---        ---        ---
                         -----------     ------    --------    -------     ------      --------    ---------     ------    -------

Balance at December 31,
   1995                          ---        ---         ---    110,493      1,105       515,785       35,490        ---        ---
Chevron Combination              ---      7,815      75,418     38,623        386       372,328          ---        ---        ---
Net income                       ---        ---         ---        ---        ---           ---      113,322        ---        ---
Options exercised                ---        ---         ---        374          3         1,320          ---        ---        ---
Dividends and other
    distributions                ---        ---         ---        ---        ---           ---       (5,427)       ---        ---
401(k) plan and profit
    sharing stock
     issuances                   ---        ---         ---        309          4         4,175          ---        ---        ---
Options granted                  ---        ---         ---        ---        ---         2,824          ---        ---        ---
Other                            ---        ---         ---         48        ---           ---          ---        ---        ---
                         -----------     ------    --------    -------     ------      --------    ---------     ------     ------

Balance at December 31,
    1996                         ---      7,815      75,418    149,847      1,498       896,432      143,385        ---        ---
Net loss                         ---        ---         ---        ---        ---           ---     (102,485)       ---        ---
Options exercised                ---        ---         ---      1,541         15        11,577          ---        ---        ---
Dividends and other
    distributions                ---        ---         ---        ---        ---           ---       (7,925)       ---        ---
401(k) plan and profit
    sharing stock
     issuances                   ---        ---         ---        385          5         7,401          ---        ---        ---
Options granted                  ---        ---         ---        ---        ---         4,044
Treasury stock
 acquisitions                    ---        ---         ---        ---        ---           ---          ---       (655)   (10,506)
Other                            ---        ---         ---         24        ---           266          ---        ---        ---
                         -----------     ------    --------    -------     ------      --------    ---------     ------     ------

Balance at December 31,
    1997                 $  ---           7,815     $75,418    151,797     $1,518      $919,720    $  32,975       (655)  $(10,506)
                         ===========     ======    ========    =======     ======      ========    =========     ======    =======


                See Notes to Consolidated Financial Statements.

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ACCOUNTING POLICIES

     NGC Corporation ("NGC" or the "Company") is a holding company that conducts substantially all of its business through its subsidiaries. The Company is a leading aggregator, processor, transporter and marketer of energy products and services in North America. NGC also markets natural gas and crude oil in the United Kingdom and is an international transporter of natural gas liquids.

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

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliates in which the Company has a significant ownership interest, generally 20 percent to 50 percent, are accounted for by the equity method. Other investments are carried at cost. Certain reclassifications have been made to prior-period amounts to conform with current period financial statement classifications.

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

     INVENTORIES. Inventories consisting primarily of natural gas in storage of $35.2 million and $30.6 million, natural gas liquids of $55.4 million and $194.5 million, and crude oil of $23.2 million and $16.6 million at December 31, 1997 and 1996, respectively, are valued at the lower of weighted average cost or market. Materials and supplies inventory of $19.8 million and $12.1 million at December 31, 1997 and 1996, respectively, is carried at the lower of cost or market using the specific identification method.

     RECOVERABLE PROJECT COSTS.   The Company capitalizes certain project costs
incurred to procure equipment, to connect utility transmission lines, and other similar costs related to construction activities, once management determines that it is probable such costs are recoverable. If the necessary contracts are not executed, and the capitalized costs are not considered recoverable through other means, the related costs are charged to expense at that time.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment consisting principally of gas gathering, processing, fractionation, terminaling and storage facilities, natural gas transmission lines, pipelines, power generating facilities and supporting infrastructure is recorded at cost. Expenditures for major replacements and renewals are capitalized while expenditures for maintenance, repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 30 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired.

     ENVIRONMENTAL COSTS. Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     INTANGIBLE ASSETS. Intangible assets are generally amortized by the straight-line method over an estimated useful life of up to 30 years.

     REVENUE RECOGNITION. Revenues for product sales and gas processing and marketing services are recognized when title passes to the customer or when the service is performed. Fractionation and transportation revenues are recognized based on volumes received in accordance with contractual terms. Revenues derived from power generation, including electricity, steam and synthetic gas sales and earned performance bonuses, are recognized upon output, product delivery or satisfaction of specific targets, all as specified by contractual terms. Revenues resulting from long-term engineering and project construction contracts are recognized using the percentage-of-completion method. Fees derived from engineering and construction contracts and development and other activities received from joint ventures in which NGC holds an equity interest are deferred to the extent of NGC's ownership interest and amortized on a straight-line basis over appropriate periods, which vary according to the nature of the service provided and the ventures' operations.

     The Company accounts for its North American fixed-price natural gas transactions using the mark-to-market method of accounting. Under such method, all fixed-price natural gas contracts are recorded at fair value, net of future servicing costs and reserves. Changes in the market value of these contracts are recognized as gain or loss in the period of change. The resulting unrealized gains and losses are recorded as assets and liabilities from risk management activities. All other gas marketing activities are accounted for under the accrual method of accounting.

     The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments and inventories in its natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. NGC also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Gains and losses from hedging transactions are recognized in income and are reflected as cash flows from operating activities in the periods for which the underlying commodity, interest rate or foreign currency transaction was hedged. If the necessary correlation to the commodity, interest rate or foreign currency transaction being hedged ceases to exist, the gain or loss associated with such contract(s) is no longer deferred and is recognized in the period correlation is lost.

     INCOME TAXES. The Company files a consolidated United States federal income tax return and, for financial reporting purposes, provides income taxes for the difference in the tax and financial reporting bases of its assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to March 1, 1995, the effective date of the merger between Natural Gas Clearinghouse ("Clearinghouse") and Trident NGL Holding, Inc. ("Holding") (the "Trident Combination"), the operations of Clearinghouse, a Colorado partnership, were generally not subject to corporate federal income tax and Clearinghouse's earnings were generally allocated to and taken into account in computing the taxable income of its partners.

     EARNINGS PER SHARE. Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to options outstanding and a warrant. For the year ended December 31, 1997, Basic and Diluted earnings per share are the same as a result of antidilution resulting from the net loss in that period.

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pro forma net income used to compute pro forma earnings per share for the year ended December 31, 1995, reflects incremental statutory federal and state income tax provisions applied to Clearinghouse's partnership income for the period prior to the effective date of the Trident Combination. The incremental tax provision represents an estimate of the aggregate federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity during that accounting period.

     FOREIGN CURRENCY TRANSLATIONS. For subsidiaries whose functional currency is other than U.S. dollar, assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year.

NOTE 2 -- BUSINESS COMBINATIONS AND SIGNIFICANT RESTRUCTURINGS

  THE DESTEC ACQUISITION.   On June 27, 1997, NGC acquired Destec Energy, Inc.
("Destec"), an independent power producer, for $1.26 billion, or $21.65 per share of Destec common stock. Concurrent with this acquisition, NGC sold Destec's international facilities and operations to The AES Corporation for $439 million. NGC financed the transaction through cash on hand and advances on its credit facilities provided by its existing commercial banks. The acquisition related debt is to be retired from a combination of cash flows from operations, sales of non-strategic domestic Destec assets, proceeds from issuance of new corporate debt and proceeds from the issuance of preferred securities of a subsidiary trust. During July and August 1997, the Company sold certain non-strategic Destec assets for aggregate proceeds of $296 million. Such proceeds were used to retire outstanding indebtedness.

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


                                           YEARS ENDED DECEMBER 31,
                                        ------------------------------
                                         1997                1996
                                        ------------------------------
Pro forma revenues                     $13,498,207          $7,529,928
Pro forma net income (loss)               (101,175)            125,962
Pro forma earnings (loss) per share          (0.67)               0.93



  RESTRUCTURING OF NOVAGAS CLEARINGHOUSE, LTD.   In June 1997, the Company and
NOVA Corporation ("NOVA") completed the restructuring of the companies' Canadian natural gas operations formerly executed through Novagas Clearinghouse, Ltd., Novagas Clearinghouse Limited Partnership and Novagas Clearinghouse Pipelines Limited Partnership (collectively "NCL"), a joint venture between NGC and NOVA. Pursuant to the agreements, NGC Canada Inc. ("NGCCI"), a wholly owned indirect subsidiary of NGC, acquired NCL's natural gas marketing business, excluding the natural gas aggregation business of Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NCL and sold its aggregate 49.9 percent interest in NCL to NOVA Gas International ("NGI"), a subsidiary of NOVA. NOVA assumed full ownership of NCL's gathering and processing business and the operations of Pan-Alberta. The restructuring included amendments to or termination of various agreements between NCL, NGC, NOVA and certain affiliates of both NGC and NOVA. NGC realized a pretax gain on the sale of its interest in NCL of $7.8 million, which is classified as other income in the accompanying consolidated statements of operations for the year ended December 31, 1997. The acquisition by NGC of NCL's marketing business was accounted for under the purchase method of accounting. Accordingly, the purchase price of $4.0 million, inclusive of transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 1997, the effective date of

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



the acquisition for accounting purposes. NGC and NOVA are pursuing separate midstream asset businesses in Canada with NGC operating its Canadian marketing and midstream asset businesses through NGCCI.

     RESTRUCTURING OF ACCORD ENERGY LIMITED ("ACCORD").   In early 1997, British
Gas completed a restructuring whereby Centrica plc ("Centrica") was demerged from British Gas and British Gas was renamed BG plc ("BG"). Centrica became the Company's joint venture partner in Accord. BG holds the approximate 26 percent stake in NGC's common stock formerly held by British Gas. On May 2, 1997, Centrica and the Company completed a restructuring of Accord by converting certain common stock interests in Accord to participating preferred stock interests as of an effective date of January 1, 1997. Centrica and the Company own 75 percent and 25 percent, respectively, of the outstanding participating preferred stock shares of Accord. The participating preferred stock has (a) the right to receive cumulative dividends on a priority basis to other corporate distributions by Accord, and (b) limited voting rights. In addition, Centrica has an option to purchase the Company's participating preferred stock interest at any time after July 1, 2000, at a formula based price, as defined in the agreement. As part of the reorganization, Centrica will operate Accord while NGC obtained the right to market natural gas, gas liquids and crude oil in the United Kingdom, which occurs through its wholly owned subsidiary NGC UK Limited ("NGC UK"). In addition, as part of the restructuring, NGC UK acquired Accord's existing crude oil marketing business effective July 1, 1997. No gain or loss was recognized as a result of this restructuring and NGC's investment in Accord continues to be accounted for under the equity method.

     THE CHEVRON COMBINATION. On August 31, 1996, NGC completed a strategic combination (the "Chevron Combination") with Chevron U.S.A. Inc. and certain Chevron affiliates ("Chevron") pursuant to which Chevron contributed substantially all of its midstream assets (the "Contribution"), including substantially all of the assets comprising Warren Petroleum Company and Chevron's Natural Gas Business Unit and an undivided interest in those assets that constitute the West Texas LPG Pipeline, into Midstream Combination Corp. ("Midstream"), a Delaware corporation formed for purposes of the transaction. NGC was merged with and into Midstream immediately following the Contribution and Midstream was renamed NGC Corporation. In exchange for the Contribution, Chevron received approximately 38.6 million shares of NGC common stock and approximately 7.8 million shares of NGC Series A Participating Preferred Stock and NGC assumed approximately $283 million of indebtedness. Immediately following closing of the Chevron Combination, NGC paid approximately $128 million to Chevron and funded such payment under its Credit Agreement. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting. The purchase price of approximately $740 million, inclusive of assumed indebtedness and transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of an effective date of September 1, 1996.

     THE TRIDENT COMBINATION.   On March 14, 1995, Clearinghouse consummated the
combination with Holding, a fully integrated natural gas liquids company. The purchase price of approximately $350 million, excluding transaction costs and liabilities assumed, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of March 1, 1995, the effective date of the Trident Combination for accounting purposes. The Trident Combination was accounted for under the purchase method of accounting and the results of operations of Holding are included in the accompanying financial statements effective March 1, 1995.

     The following table reflects certain unaudited pro forma information for the period presented as if the Trident Combination had occurred on January 1, 1995 (in thousands, except per share amounts):

                                                        YEAR ENDED
                                                       December 31,
                                                           1995
                                                  ---------------------
 Pro forma revenues                                          $3,744,870
 Pro forma net income                                            46,067
 Pro forma diluted earnings per share                              0.39

                               NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- IMPAIRMENT, ABANDONMENT AND OTHER CHARGES

         During the fourth quarter of 1997, the Company recognized a $275 million charge principally related to impairment of certain long-lived assets, abandonment of certain operating assets and reserves for obsolescence, contingencies and other obligations. The charge primarily resulted from the completion of a plan of restructuring of the Company's natural gas liquids and crude oil businesses, which includes rationalization and consolidation of assets acquired in both the Trident and Chevron Combinations, and the pursuit of a joint venture partner in order to achieve critical mass in its crude oil marketing business. In addition, a company-wide reorganization of reporting responsibilities and improvements in business processes and computer information systems resulted in the identification during the fourth quarter of 1997 of other obsolete assets and a reduction of employees involved in non-strategic operations. The charge, which was substantially non-cash in nature, consisted of the following (in thousands):


Abandonment of long-lived operating assets           $154,984
Impairment of operating assets and intangibles         79,550
Inventory obsolescence reserve and write-off           10,340
Write-off of other obsolete assets                     12,011
Contingency and other obligation reserves              16,750
Severance charge                                        1,365
                                                     --------
                                                     $275,000
                                                     ========

          The fair values of the assets impaired and to be abandoned were determined using a discounted cash flow methodology. Management anticipates that the abandoned assets will be disposed of during 1998 and the carrying value of these assets in the accompanying balance sheet is at estimated realizable value. Pursuant to these restructuring decisions and in order to comply with required accounting methodology, the Company anticipates recording an additional severance charge of approximately $10 million during the first quarter of 1998.

          Also during the fourth quarter of 1997, the Company changed its method for accounting for certain business process re-engineering and information technology transformation costs pursuant to a consensus reached in November 1997 by the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF"). The EITF concluded that all re-engineering costs, including those incurred in connection with a software installation, should be expensed as incurred. The Company had previously capitalized certain re-engineering costs and was amortizing such costs over the estimated useful lives of the projects. The cumulative effect of this change in accounting of $14.8 million, or $0.10 per share, represents the one-time charge for the aggregate unamortized re-engineering costs previously capitalized.

Note 4 -- RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

         NGC's operating results are impacted by commodity price, interest rate and foreign exchange rate fluctuations. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. The Company may, at times, have a bias in the market, within established guidelines, resulting from the management of its commodity portfolios. Further, as a result of marketplace liquidity and other factors, the Company may, at times, be unable to fully hedge its portfolio for certain market risks. NGC also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures.

          The Natural Gas and Electric Power Marketing segment's operating margin, exclusive of risk-management activities, is relatively insensitive to commodity price fluctuations since most of this segment's purchase and sales contracts do not contain fixed-price provisions. The Power Generation segment is relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current spot or index natural gas price allowing revenues to adjust directionally with changes in natural gas prices. The Natural Gas Liquids, Crude Oil and Gas Transmission segment is generally sensitive to

                               NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes in commodity prices principally as a result of contractual terms under which products are sold by these businesses. The segment's operating margin is particularly sensitive to natural gas liquids prices. However, operating margin in these businesses is relatively insensitive to fluctuations in natural gas prices as a result of the mitigating impact of fuel costs in the Company's fractionation operations and residue gas sales in its gathering and processing activities.

     The commercial groups of NGC manage, on a portfolio basis, the market risks inherent in their transactions, subject to parameters established by the NGC Board of Directors. Market risks are monitored by a risk control group that operates separately from the commercial units that create or actively manage these risk exposures to ensure compliance with NGC's risk management policies. Risk measurement is also practiced against the NGC portfolios with stress testing and scenario analysis.

     ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES -- NATURAL GAS. The Company uses the mark-to-market method of accounting for its North American fixed-price natural gas transactions. Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at market value, net of future servicing costs and reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk management activities in the consolidated balance sheets. These assets and liabilities are affected by the actual timing of settlements related to these contracts and current-period changes resulting primarily from newly originated transactions and the impact of price movements. These changes are recognized as revenues in the consolidated statements of operations in the period in which the change occurs. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations, the time value of money and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating NGC's position in an orderly manner over a reasonable period of time under present market conditions.

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

     MARKET RESERVES. In connection with the market valuation of its fixed-price contracts, the Company maintains certain reserves for a number of risks and costs associated with these future commitments. Among others, these include reserves for credit risks based on the financial condition of counterparties, reserves for product location ("basis") differentials and consideration of the time value of money for long-term contracts. Counterparties in its trading portfolio consist principally of financial institutions, major oil and gas companies and local distribution companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively; however, with regard to its counterparties NGC maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, the Company employs standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, NGC does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance. The following table displays the mark-to-market results of NGC's natural gas fixed-price

                               NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions at December 31, 1997 (amounts are net of the advance payment and related obligations for future natural gas deliveries discussed in Note 11):

                                                                                               BELOW
                                                                       INVESTMENT           INVESTMENT
                                                                      GRADE CREDIT         GRADE CREDIT
                                                                         QUALITY              QUALITY               TOTAL
                                                                  ------------------     -----------------     ---------------
                                                                                         ($ IN THOUSANDS)
   Utilities and power generators                                            $(4,157)            $(11,174)            $(15,331)
   Financial institutions                                                      7,279                   86                7,365
   Oil and gas producers                                                      15,746               (7,771)               7,975
   Industrial companies                                                       10,028                1,690               11,718
   Other                                                                       5,414                 (797)               4,617
                                                                             -------             --------             --------
   Value of fixed-price transactions before reserves                         $34,310             $(17,966)              16,344
                                                                             =======             ========
   Reserves                                                                                                             (8,911)
                                                                                                                      --------
   Net fixed-price value                                                                                              $  7,433
                                                                                                                      ========

       At December 31, 1997, the term of NGC's natural gas portfolio extends to 2007, and the average remaining life of an individual transaction was 5 months.

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

       The carrying values of current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:

                                                                                        DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                                          1997                                 1996
                                                         -----------------------------------     --------------------------------
                                                               CARRYING                              CARRYING
                                                                AMOUNT           FAIR VALUE           AMOUNT         FAIR VALUE
                                                         ----------------       ------------      -------------    --------------
                                                                                      ($ IN THOUSANDS)
   Credit Agreement                                              $110,000           $110,000           $319,000          $319,000
   6.75% Senior Notes, due 2005                                   150,000            152,000            150,000           148,000
   7.625% Senior Notes, due 2026                                  175,000            188,000            175,000           180,000
   Chevron Note                                                   156,982            159,000            159,454           160,000
   14% Senior Subordinated Notes, due 2001                         70,063             71,000             73,405            75,000
   10.25% Subordinated Notes, due 2003                            110,234            111,000            111,733           114,000
   Commercial Paper                                               229,500            229,500                ---               ---
   Preferred Securities of a Subsidiary Trust                     200,000            223,000                ---               ---
   Interest rate risk-management contracts                            ---              3,470                ---               ---
   Foreign currency risk-management contracts                         892               (375)               ---               ---
   Commodity risk-management contracts                            (23,167)           (25,047)               ---             8,285

       The carrying amounts of the Credit Agreement and commercial paper in the consolidated financial statements were assumed to approximate fair value. The fair values of the Senior Notes, Senior Subordinated Notes, Subordinated Notes and Preferred Securities of a Subsidiary Trust were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of the Chevron Note was determined by comparison to publicly traded instruments having similar terms and conditions. The fair value of the Company's cost basis

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments was not estimated as the investments were considered immaterial. The fair value of interest rate, foreign currency and commodity risk-management contracts were based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. The interest rate swap contracts, foreign currency forward exchange contracts and commodity swap and option agreements extend for periods of up to 5, 3 and 9 years, respectively. The absolute notional contract amounts associated with the commodity risk-management, interest rate and forward exchange contracts, respectively, were as follows:

                                                                                           DECEMBER 31,
                                                                  ------------------------------------------------------------
                                                                          1997                1996                 1995
                                                                  ------------------  --------------------  ------------------

 Natural Gas (Trillion Cubic Feet)                                             2.558                1.535                0.881
 Electricity (Megawatt Hours)                                                  2.244                  ---                  ---
 Natural Gas Liquids (Million Barrels)                                         4.355                3.270                2.523
 Crude Oil (Million Barrels)                                                  14.920                2.034                0.232
 Interest Rate Swaps (in thousands of US Dollars)                           $180,000               $  ---               $  ---
 Fixed Interest Rate Paid on Swaps                                             6.603                  ---                  ---
 U.K. Pound Sterling (in thousands of US Dollars)                           $ 74,638               $  ---               $  ---
 Average U.K. Pound Sterling Contract Rate (in US Dollars)                  $ 1.5948               $  ---               $  ---
 Canadian Dollar (in thousands of US Dollars)                               $ 37,041               $  ---               $  ---
 Average Canadian Dollar Contract Rate (in US Dollars)                      $ 0.7240               $  ---               $  ---

     Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 1997. Cash-flow requirements were as follows:

                                    1998       1999       2000       2001     2002    Beyond
                                 ---------  ---------  ---------  --------  -------- -------
                                                   ($ IN THOUSANDS)
Future estimated net inflows
   based on year end
   market prices/rates            $9,155     $5,902     $4,085     $1,185    $ 806      $559
                                  ======     ======     ======     ======    =====      ====

NOTE 5 -- CASH FLOW INFORMATION

       Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------------------------

                                                                         1997                    1996                   1995
                                                                ----------------------   ---------------------  -------------------
                                                                                            ($ in thousands)
   Interest paid (net of amount capitalized)                               $  60,323               $  22,647              $  32,909
                                                                           =========               =========              =========
    Taxes paid (net of refunds)                                            $   8,043               $   1,467              $    (150)
                                                                           =========               =========              =========
    Detail of businesses acquired:
     Current assets and other                                              $ 547,505               $  76,490              $  87,416
     Fair value of non-current assets                                        503,789                 967,575                832,384
     Liabilities assumed, including deferred taxes                          (268,092)               (595,219)              (572,680)
     Capital stock issued and options exercised                                  ---                (448,132)              (180,220)
     Cash balance acquired                                                   (67,613)                    ---                 (1,633)
                                                                           ---------               ---------              ---------
      Cash paid, net of cash acquired                                      $ 715,589               $     714              $ 165,267
                                                                           =========               =========              =========

      In 1995, the Company recognized a one-time tax benefit of $45.7 million, which occurred in conjunction with the Trident Combination. The deferred income tax benefit, which can be used to reduce NGC's future income

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax liabilities, resulted from the recognition of the excess tax basis held by certain Clearinghouse partners. Also in 1995, the Company assumed a liability of $2.5 million related to the purchase of a crude oil pipeline.

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

      Investments in property, plant and equipment by segment and sub-segment consisted of:

                                                                                       DECEMBER  31,
                                                                              -----------------------------------
                                                                               1997                    1996
                                                                               ----                    ----
                                                                                     ($ IN THOUSANDS)
 Natural gas and power marketing                                               $    2,588              $      204
 Natural gas liquids, crude oil and gas transmission:
     Natural gas processing                                                     1,211,727               1,105,637
     Fractionation                                                                152,501                 218,158
     Liquids marketing                                                            178,820                 237,102
     Natural gas gathering and transmission                                       275,116                 213,609
     Crude oil                                                                     44,977                  21,220
 Power generation                                                                  48,866                     ---
 Other                                                                             43,655                  23,881
                                                                               ----------              ----------
                                                                                1,958,250               1,819,811
 Less: accumulated depreciation                                                  (436,674)               (128,432)
                                                                               ----------              ----------
                                                                               $1,521,576              $1,691,379
                                                                               ==========              ==========

     Interest capitalized related to costs of projects in process of development totaled $8.8 million, $1.2 million and $1.0 million for each of the three years in the period ended December 31, 1997.

NOTE 7 -- UNCONSOLIDATED AFFILIATES

     The equity method of accounting is used for investments in certain partnerships and for investments in companies in which NGC has a voting interest between 20 percent and 50 percent. Such investments include:

     ACCORD ENERGY LIMITED.   Accord was formed in 1994 to market energy
resources in the United Kingdom and Europe. Prior to 1997, NGC owned a 49 percent limited partner interest in Accord. In January 1997, such interest was converted to a 25 percent participating preferred stock interest.

     POWER GENERATION PARTNERSHIPS. As part of the Destec acquisition, NGC acquired interests in sixteen partnerships, each formed to build, own and operate cogeneration facilities. The Company's interests in these partnerships range from eight to 50 percent. Each partnership interest is accounted for under the equity method. Construction of the cogeneration facilities owned by each of the partnerships was project financed and the obligations of the partnerships are non-recourse to the Company. At December 31, 1997, the unamortized excess of the Company's investment in these partnerships over its equity in the underlying net assets of the affiliates approximated $165.1 million. This amount is being amortized on the straight-line method over the estimated economic service lives of the underlying assets.

     GULF COAST FRACTIONATORS ("GCF"). GCF is a Texas limited partnership that owns and operates a natural gas liquids fractionation facility located in Mont Belvieu, Texas. NGC acquired its 38.75 percent limited partner interest in GCF through the Trident Combination. At December 31, 1997, the unamortized excess of the Company's investment in GCF over its equity in the underlying net assets of the affiliate approximated $16.5 million. This amount is being amortized on the straight-line method over the estimated economic service life of the GCF assets.

     WEST TEXAS LPG PIPELINE PARTNERSHIP ("WEST TEXAS PARTNERSHIP").   The West
Texas Partnership, a Texas limited partnership, holds all of the assets comprising the West Texas Pipeline, an interstate natural gas liquids pipeline. NGC owns a 49 percent interest in the West Texas Partnership acquired as part of the Chevron Combination. At December 31, 1997, the unamortized excess of the Company's investment in the West Texas

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partnership over its equity in the underlying net assets of the affiliate approximated $45.2 million. This amount is being amortized on the straight-line method over the estimated economic service life of the underlying assets.

     Venice Energy Services Company, L.L.C. ("VESCO"). VESCO is a Delaware limited liability company which owns and operates a natural gas processing, extraction, fractionation and storage facility located in Plaquemines Parish, Louisiana. NGC is operator of the facility and originally acquired a 37 percent interest in Venice Gas Processing Company ("Venice") effective November 1, 1996. In 1997, Venice reorganized as a limited liability company and, in September 1997, the VESCO members announced they had agreed to expand ownership in VESCO to include an affiliate of Shell Midstream Enterprises, a subsidiary of Shell Oil Company ("Shell"), effective September 1, 1997, in exchange for Shell's commitment of certain offshore reserves to VESCO. The transaction reduced NGC's interest in VESCO from 37 percent to approximately 32 percent, as of the effective date. The VESCO members have entered into a definitive agreement with Koch Energy Services Company ("Koch") pursuant to which Koch will contribute a cryogenic gas processing unit to VESCO on NGC's behalf in exchange for approximately 10 percent of NGC's interest in the limited liability company. The transaction, which is expected to close in the second quarter of 1998, will reduce NGC's interest in VESCO to approximately 23 percent. NGC operates the facility and has commercial responsibility for product distribution and sales.

     NICOR ENERGY, L.L.C. ("NICOR"). NICOR is a retail energy alliance formed with NICOR Energy Management Services, a subsidiary of NICOR Inc., to provide energy services to industrial, commercial and residential customers in the midwest. NGC owns a 50 percent interest in this Delaware limited liability company.

     WASKOM GAS PROCESSING COMPANY ("WASKOM"). Waskom is a Texas general partnership that owns and operates a natural gas processing, extraction and fractionation facility located in Henderson County, Texas. NGC owns a 33.33 percent in Waskom. NGC operates the facility and has commercial responsibility for product distribution and sales.

     BARGE CO. Barge Co., a Delaware limited liability company, owns pressurized LPG barges used in transporting LPGS principally in the Gulf of Mexico. NGC owns a 25 percent interest in Barge Co. at December 31, 1997, the unamortized excess of the Company's investment in Barge Co. over its equity in the underlying net assets of the affiliate approximated $10.8 million. This amount is being amortized on the straight-line method over the estimated economic service lives of the underlying assets.

     QUICKTRADE L.L.C. ("QUICKTRADE"). Quicktrade, a Delaware limited liability company, was formed to develop, implement and operate an electronic trading system. During 1997, the Company owned varying interests in Quicktrade and at December 31, 1997, held a 65.5 percent interest. This limited liability company is consolidated in the accompanying financial statements at December 31, 1997. At December 31, 1996, the Company indirectly owned a 26 percent interest in Quicktrade.

     NOVAGAS CLEARINGHOUSE LTD. Pursuant to the April 1997 restructuring of NCL, NGC sold its partnership interest to NGI, realizing a pretax gain of $7.8 million. Prior to the restructuring, NGC indirectly owned an aggregate 49.9 percent interest in the partnership.

     Aggregate equity method investment at December 31, 1997, 1996 and 1995, was $466.4 million, $177.8 million and $58.7 million, respectively. Dividends received on these investments during each of the three years in the period ended December 31, 1997, totaled $63.6 million, $7.3 million and $11.9 million, respectively. Summarized aggregate financial information for these investments and NGC's equity share thereof was:

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                             1997                                 1996                             1995
                             -------------------------------------  -------------------------------  ------------------------------
                                    TOTAL          EQUITY SHARE         TOTAL          EQUITY SHARE     TOTAL        EQUITY SHARE
                             ------------------ ----------------- ----------------- ----------------- ----------- -----------------
                                                                            ($ IN THOUSANDS)
 Current assets (1)(2)              $  283,787          $112,895          $ 93,949          $ 35,321    $ 14,922     $ 5,360
 Non-current assets (1)(2)           1,830,106           736,667           324,210           122,882     102,898      37,609
 Current liabilities (1)(2)            202,754            86,476            30,459            11,893      25,011       8,714
 Non-current liabilities
   (1)(2)                            1,249,874           521,691            47,250            18,309      62,436      24,120
 Operating margin (1)(2)(3)            209,877            86,154            37,296            14,500      14,293       5,539
 Net income (1)(2)(3)                   83,601            33,799            19,024             7,360       3,539       1,896

1. The financial data for all periods presented is exclusive of amounts attributable to the Company's investment in Accord as disclosure data was unavailable for the current period. NGC's share of Accord earnings for each of the three years in the period ended December 31, 1997, totaled $25.9 million, $18.0 million and $11.8 million, respectively.
2. The financial data for all periods presented is exclusive of amounts attributable to the Company's investment in NCL as such information was not comparable period-to-period, as a result of the NCL restructuring. NGC sold its interest in NCL effective April 1, 1997. NGC's share of NCL's loss for the three months ended March 31, 1997, totaled $892,000. NGC's share of NCL's earnings for the years ended December 31, 1996 and 1995, totaled $3.6 million and $7.3 million, respectively.
3. Equity earnings derived from investments acquired in the Destec acquisition accrue to NGC commencing July 1, 1997.

     The cost method of accounting is generally used to account for investment in partnerships or companies in which NGC has a voting interest of less than 20 percent. At December 31, 1997, the Company had two cost basis investments:
Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. (collectively "Indeck"). Indeck is engaged in the acquisition and operation of electric power generating facilities. NGC's aggregate investment in these entities totaled $4.0 million and $3.9 million at December 31, 1997 and 1996, respectively, and NGC received an aggregate $0.5 million, $0.6 million and $0.5 million of dividends from Indeck during each of the three years in the period ended December 31, 1997.

NOTE 8 -- LONG-TERM DEBT

  Long-term debt consisted of:

                                                                                     DECEMBER 31,
                                                                        ---------------------------------
                                                                            1997                   1996
                                                                        -------------          ----------
                                                                                    ($ IN THOUSANDS)
 Commercial paper                                                       $  229,500               $    ---
 Money market lines of credit                                                  ---                    ---
 Credit Agreement                                                          110,000                319,000
 6.75% Senior Notes, due 2005                                              150,000                150,000
 7.625% Senior Notes, due 2026                                             175,000                175,000
 Chevron Note                                                              155,373                155,373
 14% Senior Subordinated Notes, due 2001                                    65,000                 65,000
 10.25% Subordinated Notes, due 2003                                       105,000                105,000
 Other, non-interest bearing                                                   550                    825
 Unamortized premium                                                        11,906                 18,674
                                                                        ----------               --------
                                                                         1,002,329                988,872
 Less: long-term debt due within one year                                      275                    275
                                                                        ----------               --------
                                                                        $1,002,054               $988,597
                                                                        ==========               ========

     COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT. NGC initiated a commercial paper program in the fourth quarter of 1997 for amounts up to $600 million, supported by its existing bank credit agreement. Also in the fourth quarter, the Company established several uncommitted money market bank lines. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market bank lines for general corporate purposes, including short-term working capital requirements. At December 31, 1997, commercial paper outstanding totaled $229.5

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, at a weighted average interest rate of 6.8 percent, and no amounts were outstanding under the uncommitted money market bank lines. Such borrowings were classified as long-term debt based upon availability under committed credit facilities and management's intent to maintain these obligations for longer than one year, subject to an overall reduction in corporate debt levels.

     CREDIT AGREEMENT.   NGC has a $550 million revolving Credit Agreement,
which matures on March 14, 2000, providing for letters of credit and borrowings for working capital, capital expenditures and general corporate purposes. The $550 million commitment under the Credit Agreement reduces by $22.5 million each quarter beginning in June 1998 and continuing through maturity. During 1997, the Credit Agreement was amended to provide, among other things, for the establishment of a new two-year $400 million term loan facility. Proceeds from the term loan facility were used to consummate the Destec acquisition. Generally, borrowings under the Credit Agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's unsecured senior debt rating. At December 31, 1997, such margin was 0.3 percent and the average interest rate applicable to borrowings under the Credit Agreement approximated
7.4 percent. The Credit Agreement contains certain financial covenants that require the Company to meet specified financial position and performance tests. At December 31, 1997, letters of credit and borrowings under the Credit Agreement aggregated approximately $130.9 million (which included $50 million under the term loan facility). After consideration of the outstanding commercial paper, the unused borrowing capacity under the revolving credit facility approximated $240 million.

     6.75% SENIOR NOTES DUE 2005.   On December 15, 1995, the Company sold $150
million of 6.75% Senior Notes due December 15, 2005 ("Senior Notes"). The Senior Notes were issued at a price of 99.984 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $149 million. Proceeds from the sale of the Senior Notes were used to repay a portion of the outstanding indebtedness under the Credit Agreement. Interest on the Notes is payable semiannually on June 15 and December 15 of each year. Upon issuance, the Senior Notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("10-Year Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Senior Notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the 10-Year Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of the Senior Notes.

     7.625% SENIOR NOTES DUE 2026.   In October 1996, NGC sold $175 million of
7.625 percent 30-year Senior Debentures ("Senior Debentures"). The Senior Debentures were issued at a price of 99.522 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $173 million. The net proceeds from the sale of such Senior Debentures were used to repay a portion of the outstanding indebtedness under the Credit Agreement. Interest on the Notes is payable semiannually on April 15 and October 15 of each year. The Senior Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture. Upon issuance, the Senior Debentures were priced based on the then existing yield for 30-year U.S. Treasury Notes ("30-Year Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Senior Debentures, the Company entered into a transaction, the effect of which was to lock in the 30-Year Base Treasury Rate at approximately 7.0 percent on $150 million of the $175 million face value of the Senior Debentures.

     In February 1998, the Company completed an amendment to the Credit Agreement and the filing of supplemental indentures to each of the Senior Debentures and Senior Notes, the effect of which was to eliminate all clauses, provisions and terms in such documents requiring certain wholly owned subsidiaries of the Company to fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under such credit agreement, debentures and notes, respectively.

     CHEVRON NOTE. The Chevron Note of approximately $155.4 was acquired in the Chevron Combination and is payable to Chevron upon demand on or after August 31, 1998. The Chevron Note bears interest at 7.95 percent per annum, payable semiannually in arrears each February and August. An unamortized premium balance of $1.6 million associated with the Chevron Note is being amortized using the interest method, resulting in an effective interest rate of 6.4 percent per annum. There are no financial covenants associated with this indebtedness. Should Chevron choose not to demand payment of the Chevron Note then principal plus accrued interest is payable in full on

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 14, 2004. NGC has the right, at any time on or after August 31, 1998, to prepay in whole or in part the principal and accrued interest outstanding under the Chevron Note. The Chevron Note was classified as long-term debt at December 31, 1997, based upon availability under committed credit facilities and management's current intent to call this note on August 31, 1998 and re-finance the obligation on a long-term basis.

     SUBORDINATED DEBT. At December 31, 1997, outstanding indebtedness included $105 million principal amount of 10.25% Subordinated Notes due 2003 and $65 million principal amount of 14% Senior Subordinated Notes due 2001. Unamortized premium balances associated with each of these notes are being amortized using the interest method, resulting in effective interest rates of 8.4 percent and
8.3 percent per annum, respectively.

     In February 1998, the Company delivered Notices of Redemption to the holders of the Subordinated Notes and Senior Subordinated Notes. The Company's intent is to retire the Senior Subordinated Notes on March 31, 1998, and the Subordinated Notes on April 15, 1998, pursuant to the redemption provisions contained in the respective indentures. NGC will fund these redemptions through a combination of cash on hand, borrowings under existing credit agreements and/or a public debt issuance. NGC will not incur a financial statement charge related to these redemptions since the carrying values of the notes were adjusted at the time of the Trident Combination so that they would equal the redemption prices on the redemption dates.

     LETTER OF CREDIT AGREEMENT. The Letter of Credit Agreement was a $300 million credit facility, which provided for the issuance of letters of credit in support of the Company's obligation to purchase substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). Immediately after year-end, the Company replaced the majority of its obligation under the Letter of Credit Agreement with a surety bond, applied the remaining obligation under the Letter of Credit Agreement to the letter of credit capacity under its Credit Agreement and canceled this arrangement. Prior to termination of this agreement, the Company incurred fees associated with the available credit capacity and issued and outstanding letters of credit under the credit facility, respectively. At December 31, 1997, letters of credit outstanding under the Letter of Credit Agreement totaled $246.0 million.

     Aggregate maturities of all long-term indebtedness are: 1998 - $0.3 million; 1999 - $59.5 million; 2000 - $442.5 million; 2001 - $0.0 million; 2002 and beyond - $500.0 million.

NOTE 9 -- INCOME TAXES

     The Company is subject to U.S. federal, foreign and state income taxes on its operations. Components of income tax expense (benefit) were:

                                                                  Year Ended December 31,
                                            -----------------------------------------------------------------
                                                      1997                   1996                  1995
                                            -------------------   -----------------------  ------------------
                                                                       ($ in thousands)
Current tax expense:
   Domestic                                       $ 13,230                $10,427            $    ---
   Foreign                                           3,071                    ---                 ---
  Deferred tax expense (benefit):
   Domestic                                        (81,306)                45,510             (27,471)
   Foreign                                           2,795                    386                 ---
                                                  --------                -------            --------
  Income tax provision (benefit)                  $(62,210)               $56,323            $(27,471)
                                                  ========                =======            ========

  Included in the above table is a $45.7 million deferred tax benefit in 1995, resulting from book and tax bases differences associated with the technical termination of the Clearinghouse partnership resulting from the Trident Combination. Components of earnings (loss) before income taxes were:

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                         1997                   1996                 1995
                                                     ----------------   --------------------   --------------
                                                                               ($ in thousands)
Earnings (loss) before income taxes:
   Domestic                                            $(180,127)              $150,705              $65,234
   Foreign                                                30,232                 18,940                  ---
                                                       ---------               --------              -------
                                                       $(149,895)              $169,645              $65,234
                                                       =========               ========              =======

     Deferred income taxes are provided for the temporary differences between the tax basis of NGC's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were:

                                                                                    DECEMBER  31,
                                                                         ------------------------------
                                                                            1997               1996
                                                                         -------------    -------------
                                                                                 ($ IN THOUSANDS)
Deferred tax assets:
    Clearinghouse partnership basis differential                         $ 19,211               $  9,700
    Loss carryforward                                                      76,885                 78,456
    Tax credits                                                            23,162                 13,627
    Other                                                                   8,499                  9,383
                                                                         --------               --------
                                                                          127,757                111,166
  Valuation allowance                                                         ---                    ---
                                                                         --------               --------
                                                                          127,757                111,166
                                                                         --------               --------
 Deferred tax liabilities:
    Items associated with capitalized costs                               381,816                439,446
                                                                         --------               --------
 Net deferred tax liability                                              $254,059               $328,280
                                                                         ========               ========

  Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. No valuation allowance has been established at December 31, 1997 or 1996, as management believes the aggregate deferred asset will be fully realized in the future.

  Income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995, was equivalent to effective rates of (41) percent, 33 percent and (42) percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision (benefit) were:

                                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                                   1997                   1996                   1995
                                                         ---------------------  -----------------------  -------------------
                                                                                     ($ in thousands)
  Expected tax at U.S. statutory rate                                $(52,463)               $59,376               $ 22,832
  State taxes                                                          (3,676)                 3,393                  1,305
  Foreign tax benefit                                                  (5,415)                (6,621)                (3,846)
  Clearinghouse partnership basis differential                            ---                    ---                (45,736)
  Partnership income                                                      ---                    ---                 (2,174)
  Other                                                                  (656)                   175                    148
                                                                     --------                -------               --------
  Income tax provision (benefit)                                     $(62,210)               $56,323               $(27,471)
                                                                     ========                =======               ========

      At December 31, 1997, the Company had approximately $208 million of regular tax net operating loss carryforwards. The net operating loss carryforwards expire from 2006 through 2012. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the date of the Combination. Management believes such carryforwards will be fully realized prior to expiration.

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -- COMPANY OBLIGATED PREFERRED SECURITIES OF A SUBSIDIARY TRUST

     In May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities ("Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. The Trust Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at the option of the Company, in whole at any time or in part from time to time, at formula-based redemption prices, as defined in the indenture. The Subordinated Debentures represent unsecured obligations of the Company and rank subordinate and junior in right of payment to all Senior Indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the Trust Securities the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Trust Securities, as described in the indenture ("Guarantee"). Distributions on the Trust Securities are payable each June 1 and December 1, coinciding with the interest payment due dates on the Subordinated Debentures, and are classified in the accompanying Statement of Operations as "minority interest in income of a subsidiary." The periodic distributions accruing at an annual rate of 8.316 percent of the aggregate liquidation amount are recorded as minority interest in income of a subsidiary in the Company's consolidated statement of operations. So long as no Debenture Event of Default, as defined, has occurred and continues, the Company has the right to defer the payment of interest on the Subordinated Debentures for any Extension Period elected by the Company, which period cannot extend beyond 10 consecutive semi-annual periods, end on a date other than an Interest Payment Date or extend beyond the Stated Maturity Date. During October 1997, the Trust completed an exchange offer through which all of the outstanding Trust Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     LITIGATION. On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company and San Joaquin CoGen, Inc., wholly owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"), a limited partnership in which the Company has an indirect twenty-five percent general partner ownership interest. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC
Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. The parties are actively engaged in discovery, and a trial has been set by the Court for September 28, 1998. On October 20, 1997, PG&E named Libbey-Owens-Ford, the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served by mail its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. The Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

     On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc., wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Destec Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"), limited partnerships in which the Company has an indirect twenty-five percent general partner interest together with an indirect 20 percent

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limited partner interest and an indirect fifty percent limited partner interest, respectively. All general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL has sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships will continue throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severs out the Partnerships due to their Chapter 11 bankruptcy filings, (b) includes a finding of contract liability against the Destec Defendants, (c) dismisses the tortious interference claims against the Destec Defendants, and (d) assesses damages in an aggregate amount of approximately $31,000,000. The liability of the Destec Defendants under the judgment will be limited to that portion of the damage award not paid to SOCAL by the partnerships through the Chapter 11 bankruptcy proceedings. On January 12, 1998, the Destec Defendants filed their Notice of Appeal, and posted a security bond, with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to those findings in the Court's January 12, 1998, Final Order that were adverse to those defendants. The appeal process is anticipated to take approximately eighteen months.

     The PG&E and SOCAL litigations represent pre-acquisition contingencies acquired by NGC in the Destec acquisition. Resolution of these lawsuits could impact the purchase price allocation contained in the accompanying balance sheet as described in Note 2. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loans used to construct the power generation facilities owned by the respective partnerships. Chalk Cliff and San Joaquin believe there is little incentive for their lenders to call on this cross-guarantee at this time. In the opinion of management, the Company's financial position or results of operations would not be materially adversely affected if the lenders chose to exercise their option under the terms of such arrangements.

     In March 1998, NGC settled all outstanding issues arising under a gas marketing contract between Apache Corporation and Clearinghouse. A previously recognized contingency reserve was sufficient to offset the confidential cash settlement.

     The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination, the Destec acquisition and in connection with the acquisition of certain gas processing and
gathering facilities from Mesa Operating Limited Partnership.   NGC believes,
based on its review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims, which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse affect on the financial position or results of operations of the Company.

     Changes in federal and state regulatory statutes will likely occur over the foreseeable future that will impact the Company's businesses. The nature and impact of such changes on the Company's projects, operations and contracts is unknown at this time. NGC actively monitors these developments directly and through industry trade groups to determine such impacts as well as to evaluate new business opportunities created by restructuring of the electric power industry. Depending on the outcome of these legislative matters, changes in legislation could have an adverse effect on current operations or contract terms.

     COMMITMENTS. In October 1997, NGC received $103.5 million from a gas purchaser as an advance payment for future natural gas deliveries of 16,650 MMBtu per day over a ten-year period commencing November 1, 1997 ("Advance Agreement"). As a condition of the Advance Agreement, NGC entered into a natural gas swap with a

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

third party under which NGC became a fixed-price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on then current market rates. The payment will be classified as an advance on the balance sheet and will be reduced ratably as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser will pay a monthly fee to NGC associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, NGC purchased a surety bond in support of its obligations under the Advance Agreement.

     For a two-year period beginning January 1, 1998, the Company contracted for
1.3 billion cubic feet per day of firm transportation capacity to California on the El Paso Natural Gas pipeline system. The arrangement has been implemented but is subject to regulatory approval in a pending proceeding in which challenges have been filed. Pursuant to this arrangement, NGC is obligated to pay a minimum of $70 million of reservation charges over the two-year term.

     A wholly owned subsidiary of the Company leases certain power generating assets under agreements that are classified as operating leases. These agreements have aggregate future minimum lease payments of approximately $435 million at December 31, 1997.

     Minimum commitments in connection with office space, equipment, reservation charges under gas purchase and firm transportation contracts, power generating and other leased assets were: 1998 - $127.2 million; 1999 - $108.5 million; 2000
- $218.9 million; 2001 - $224.3 million; and 2002 and beyond - $87.0 million. Rental payments made under the terms of these arrangements totaled $85.2 million in 1997, $45.2 million in 1996 and $24.9 million in 1995.

NOTE 12 -- CAPITAL STOCK

     The Company has authorized capital stock consisting of 450,000,000 shares, of which 50,000,000 shares, par value $0.01 per share, are designated preferred stock and 400,000,000 shares, par value $0.01 per share, are designated common stock.

     PREFERRED STOCK. The Company's preferred stock may be issued from time to time in one or more series, the shares of each series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions thereof as described in the Company's Certificate of Incorporation. In order to provide for issuance of preferred shares pursuant to the terms of the Chevron Combination, 8,000,000 shares of preferred stock were designated during 1996 as NGC Series A Participating Preferred Stock ("Series A Preferred"), of which 7,815,363 shares were issued effective September 1, 1996.

     Except as provided by law, the holders of the Series A Preferred have no voting rights and such shares are not redeemable. At the holders option, each share of the Series A Preferred may be converted, subject to certain adjustments and certain defined conditions precedent, into one share of NGC common stock. Such shares have certain preferences, as defined, in the event of liquidation or dissolution of NGC over all stock having a junior ranking. Subject to certain anti-dilutive adjustments, as defined, the holders of the Series A Preferred are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors out of funds legally available therefor and paid to the holders of the Company's common stock.

     Beginning in the third quarter of 1996, the Company paid quarterly cash dividends on the Series A Preferred of $0.0125 per share, or $0.05 per share on an annual basis.

     COMMON STOCK. At December 31, 1997, there were 151,796,622 shares of common stock issued. NGC pays quarterly cash dividends on common stock of $0.0125 per share, or $0.05 per share on an annual basis.

     In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative

                              NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


investments. Pursuant to this program, the Company has acquired 654,900 shares at a total cost of $10.5 million, or $16.04 per share on a weighted average cost basis, through December 31, 1997.

     STOCK WARRANTS. At December 31, 1997, the Company had warrants outstanding that entitle the holder thereof to purchase an aggregate 6,228 shares of common stock at an exercise price of $8.13 per share. The warrants expire in October 2003.

     STOCK OPTIONS. Each option granted is valued at an option price which ranges from $2.03 per share to the fair market value per share at date of grant. The difference between the option price and the fair market value, if any, of each option on the date of grant is recorded as compensation expense over a vesting period. Options granted at prices below fair market do not become exercisable until the fifth anniversary date of the grant, at which time they become fully exercisable. Options granted at market value vest and become exercisable ratably over a three-year period. The average exercise price of vested options at December 31, 1997 was $4.43. Compensation expense related to options granted totaled $4.0 million, $2.8 million and $1.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     At December 31, 1997, employee stock options aggregating 2.9 million shares were exercisable at prices ranging from $2.03 to $18.75 per share. Employee stock option grants made from 1993 to 1997 will become exercisable during 1998 and 1999, respectively, resulting in the potential exercise of approximately 7.7 million options during that two-year period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2000 at prices ranging from $2.03 to $21.63. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares which may become available to the market. Stock option transactions for 1997, 1996 and 1995 were (shares in thousands):

                                                                              DECEMBER 31,
                                        ---------------------------------------------------------------------------------------
                                                   1997                          1996                          1995
                                        ---------------------------  ----------------------------  ----------------------------
                                          SHARES      OPTION PRICE     SHARES      OPTION PRICE      SHARES      OPTION PRICE
                                        ---------- ----------------  ---------- -----------------  ---------- -----------------
 Outstanding at beginning of period       13,920      $2.03 - 18.75    12,615      $2.03 - $ 9.38    11,918      $2.03 - $ 8.44
 Options arising from
 Trident Combination                         ---                ---       ---                 ---     1,468      6.40  -   8.64
 Granted                                   2,284       2.03 - 21.63     1,842      2.03   - 18.75     1,645      5.95  -   9.38
 Exercised                                (1,469)     2.03 -   9.38      (737)    2.03   -   9.38    (1,452)     2.13  -   8.64
 Canceled or expired                        (629)      2.03 - 18.75      (313)    2.03   -   9.38      (964)     2.13  -   5.95
 Other, contingent share issuance            (91)     2.03 -   5.66       513     2.03   -   8.13       ---                 ---
                                          ------      -------------    ------      --------------    ------      --------------
 Outstanding at end of period             14,015      $2.03 - 21.63    13,920      $2.03 - $18.75    12,615      $ 2.03 - $9.38
                                          ======      =============    ======      ==============    ======      ==============
 Exercisable at end of period              2,861      $2.03 - 18.75       469      $2.03 -  $9.38       272      $ 6.40 - $8.81
                                          ======      =============    ======      ==============    ======      ==============
 Weighted average fair value of
 options granted during the period
 at market                                            $       11.14                $        15.30                $        18.00
                                                      =============                ==============                ==============
 Weighted average fair value of
 options granted during the period
 at below market                                      $       14.63                $        21.38                $        19.50
                                                      =============                ==============                ==============

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividends per year of $0.05 per annum for all years; expected volatility of 42.0 percent, 43.3 percent and 43.3 percent, respectively; risk-free interest rate of 6.28 percent,
5.9 percent and 5.9 percent, respectively; and an expected life of 10 years for all periods. The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation cost been determined consistent with SFAS

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income (loss) and per share amounts would have approximated the following pro forma amounts for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                          YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------
                                          1997                      1996                     1995
                               ---------------------------  ------------------------  ----------------------
                                                  LOSS                      DILUTED                  DILUTED
                                 NET LOSS       PER SHARE     NET INCOME      EPS        NET INCOME    EPS
                               ------------  -------------  -------------  ---------  -------------- -------
                                                  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
   Pro forma amounts (a)          $(108,007)       $(0.72)      $107,580      $0.79       $43,570      $0.39
                                  =========        ======       ========    =======    ==========    =======

(a) 1995 pro forma net income excludes the effect of one-time tax benefit with the Trident Combination. of $45.7 million which occurred in conjunction with the Trident Combination.

       As allowed by the transitional disclosure requirements of SFAS No. 123, the preceding pro forma net income and pro forma EPS amounts do not include the impact, if any, of applying the accounting methodology of SFAS No. 123 to options granted prior to January 1, 1995. As a result, the compensation cost included in the pro forma net income amounts for each of the three years in the period ended December 31, 1997, may not be indicative of amounts to be expected in future periods.

NOTE 13 -- EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS

       CORPORATE INCENTIVE PLAN. NGC maintains a discretionary incentive plan to provide employees competitive and meaningful rewards for reaching corporate and individual objectives. Specific rewards are at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee").

       PROFIT SHARING/SAVINGS PLAN. The Company established the NGC Profit Sharing/401(k) Savings Plan ("Plan"), which meets the requirements of Section 401(k) of the Internal Revenue Code, and is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan and related trust fund are established and maintained for the exclusive benefit of participating employees in the United States and certain expatriates. Similar plans are available to other employees resident in foreign countries subject to the laws of each country. All eligible employees may participate in the plans and employee contributions are generally matched dollar-for-dollar for the first 5 percent of compensation, subject to Company performance. Employees vest in the Company's contributions over various periods. The Company also makes profit sharing contributions to employees' accounts regardless of their participation in the Profit Sharing/Savings Plans.

       Matching contributions to the Plan and certain discretionary profit sharing contributions are made in Company common stock, other contributions are made in cash. During the years ended December 31, 1997, 1996 and 1995, NGC recognized aggregate costs related to these employee compensation plans of $9.7 million, $5.3 million and $4.4 million, respectively.

       PENSION PLAN. Prior to the Trident Combination, Holding had adopted a noncontributory defined benefit pension plan and such plan remains in existence at December 31, 1997. The Trident NGL, Inc. Retirement Plan ("Retirement Plan") is a qualified plan under the Internal Revenue Service regulations, and all full-time hourly employees of Holding were eligible for participation in the Retirement Plan. Benefits are based on years of service and final average pay, as defined in the Retirement Plan document. Contributions to the Retirement Plan in 1997 and 1996 totaled $497,000 and $1.1 million, respectively, representing the minimum amount required by federal law and regulation. The Retirement Plan's funded status and amount recognized in NGC's balance sheet at December 31, 1997 and 1996, were:

                                NCG CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     DECEMBER  31,
                                                                                         -----------------------------------
                                                                                           1997                    1996
                                                                                         --------              -------------
                                                                                                  ($ in thousands)
    Accumulated benefit obligation, including vested benefits of $5.6 million
     in 1997 and $4.8 million in 1996                                                        $ 6,043                 $ 5,320
                                                                                             =======                 =======
     Projected benefit obligation                                                             $ 9,378                 $ 8,908
    Plan assets                                                                               (8,480)                 (6,031)
                                                                                             -------                 -------
    Projected benefit obligation in excess of plan assets                                        898                   2,877
    Unrecognized net gain from past experience different from that assumed                     5,025                   3,090
                                                                                             -------                 -------
    Pension liability                                                                        $ 5,923                 $ 5,967
                                                                                             =======                 =======

  Current year pension expense is based on measurements of the projected benefit obligation and the market related value of the Retirement Plan assets as of the end of the year. The projected benefit obligation at December 31, 1997, was based on a discount rate of 7.75 percent and an average long-term rate of compensation growth of 3.5 percent. The expected long-term rate of return on the Retirement Plan assets was estimated at 8.0 percent.

The components of net pension expense for the Retirement Plan were:

                                                                                          YEARS ENDED
                                                                                          DECEMBER  31,
                                                                               --------------------------------
                                                                                     1997                 1996
                                                                                 -------------------------------
                                                                                        ($ IN THOUSANDS)
    Service cost benefits earned during period                                    $ 712                   $ 660
    Interest cost on projected benefit obligation                                   686                     602
    Expected return on plan assets                                                 (502)                   (376)
    Amortization of unrecognized gain                                              (115)                   (110)
                                                                                  -----                   -----
    Net periodic pension cost                                                     $ 781                   $ 776
                                                                                  =====                   =====

Note 14 -- RELATED PARTY TRANSACTIONS

  The Company is a leading North American marketer of natural gas, natural gas liquids, crude oil and electric power. NGC is also engaged in natural gas gathering, processing, fractionation and transportation and electric power generating activities. The Company has operations in Canada and the United Kingdom and transports liquid petroleum gas through its international deepwater LPG business. The Company routinely transacts business directly or indirectly with three of its significant shareholders, Chevron, NOVA and BG, each of which owns approximately 26 percent of the outstanding shares of the Company's common stock. Chevron holds all of the outstanding shares of the Series A Preferred.

  Transactions between the Company and Chevron result principally from the ancillary agreements entered into as part of the Chevron Combination. Transactions between NGC, NOVA and BG result from purchases and sales of natural gas, natural gas liquids and crude oil between subsidiaries of NGC and these companies. It is management's opinion that these transactions are executed at prevailing market rates. During the years ended December 31, 1997, 1996 and 1995, the Company recognized in its statement of operations aggregate sales to, and aggregate costs from, these significant shareholders of $788.9 million and $2.4 billion; $286.7 million and $1.1 billion; and $2.3 million and $152.6 million, respectively.

  Effective June 1, 1995, NGC entered into a service agreement with NCL whereby NGC Futures, Inc. ("NGCF"), a wholly owned subsidiary of NGC, provides NCL and its affiliates natural gas marketing and risk management services. As a result, NGC shared disproportionately in NCL's economic returns resulting from the services provided. For the year ended December 31, 1995, NGC, in addition to its share of equity in the earnings of NCL, recognized $6.8 million of pretax earnings related to services rendered NCL by NGCF.

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 -- SEGMENT INFORMATION

 Operating segment information for 1997, 1996 and 1995 is presented below.


                                                                           NATURAL GAS
                                     NATURAL GAS AND                     LIQUIDS, CRUDE
                                      ELECTRIC POWER     POWER             OIL AND GAS        CORPORATE
                                        MARKETING      GENERATION          TRANSMISSION     AND ELIMINATION        TOTAL
                                     ---------------   -------------     --------------     ----------------   --------------
1997 Summary Data:
 Unaffiliated revenues               $8,586,130        $116,973          $4,675,277          $      ---           $13,378,380
 Intersegment revenues                  114,524             ---             438,881            (553,405)                  ---
                                     ----------        --------          ----------           ---------           -----------
  Total revenues                      8,700,654         116,973           5,114,158            (553,405)           13,378,380
                                     ----------        --------          ----------           ---------           -----------
 Operating margin                       103,901          18,987             262,406                 ---               385,294
 Depreciation and
    amortization                          9,014           5,833              88,252               1,292
  Equity in earnings of
    unconsolidated affiliates            (2,425)         12,780              48,604                 ---
  Identifiable assets                 1,630,655         589,658           2,270,910              25,680             4,516,903
  Capital expenditures (1)               31,813         780,897             186,828               5,121             1,004,659

(1) Amounts include the value assigned assets acquired in the Destec acquisition, before disposition of non-strategic assets acquired in the transaction.

                                                       NATURAL              NATURAL
                                                       GAS AND           GAS LIQUIDS,
                                                      ELECTRIC             CRUDE OIL            CORPORATE
                                                        POWER               AND GAS                AND
                                                      MARKETING          TRANSMISSION          ELIMINATION              TOTAL
                                                 ------------------  --------------------  --------------------  ------------------
                                                                                  ($ in thousands)
1996 SUMMARY DATA:
 Unaffiliated revenues                                   $4,422,838           $2,837,353            $      11            $7,260,202
 Intersegment revenues                                       80,954              242,297             (323,251)                  ---
                                                         ----------           ----------            ---------            ----------
  Total revenues                                          4,503,792            3,079,650             (323,240)            7,260,202
                                                         ----------           ----------            ---------            ----------
 Operating margin                                           103,624              265,876                  ---               369,500
 Depreciation and
  amortization                                                3,667               67,513                  496                71,676
 Equity in earnings of                                                                                                       28,075
  unconsolidated affiliates                                  20,696                7,379                  ---
 Identifiable assets                                      1,512,923            2,656,509               17,378             4,186,810
 Capital expenditures (1)                                     2,860              818,384                6,928               828,172

 (1) Amounts include the value assigned assets acquired in the Chevron Combination.

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       NATURAL              NATURAL
                                                       GAS AND           GAS LIQUIDS,
                                                      ELECTRIC             CRUDE OIL            CORPORATE
                                                        POWER               AND GAS                AND
                                                      MARKETING          TRANSMISSION          ELIMINATION              TOTAL
                                                -------------------  --------------------  --------------------   -----------------
                                                                                  ($ in thousands)
1995 SUMMARY DATA:
 Unaffiliated revenues                                   $2,423,136           $1,242,810         $       ---             $3,665,946
 Intersegment revenues                                       36,629               81,472             (118,101)                  ---
                                                         ----------           ----------            ---------            ----------
  Total revenues                                          2,459,765            1,324,282             (118,101)            3,665,946
                                                         ----------           ----------            ---------            ----------
 Operating margin                                            63,746              130,914                  ---               194,660
 Depreciation and
  amortization                                                2,092               42,625                  196                44,913
 Equity in earnings of
  unconsolidated affiliates                                  19,164                1,896                  ---                21,060
 Identifiable assets                                        663,440            1,197,702               14,110             1,875,252
 Capital expenditures (1)                                     5,070              956,110                2,966               964,146

(1) Amounts include the value assigned assets acquired in the Trident
    Combination.


NOTE 16 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 1997 and 1996.

                                                                                  QUARTER ENDED
                                                ------------------------------------------------------------------------------
                                                       MARCH                JUNE             SEPTEMBER            DECEMBER
                                                        1997                1997                1997                1997
                                                ------------------  ------------------  ------------------  ------------------
                                                                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenues                                              $3,272,080          $2,684,339          $3,657,456          $3,764,505

  Operating margin                                          67,347              97,767             110,848             109,332

  Income (loss) before income taxes                          4,429              43,575              37,326            (235,225)

  Net income (loss) (1)                                      4,614              32,128              25,028            (164,255)

  Net income (loss) per share (2)                             0.03                0.19                0.15               (1.09)

                                NGC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 QUARTER ENDED
                                                ------------------------------------------------------------------------------
                                                       MARCH                JUNE             SEPTEMBER            DECEMBER
                                                        1996                1996                1996                1996
                                                -------------------  ------------------  ------------------  -----------------
                                                                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenues                                              $1,647,123          $1,163,151          $1,495,482          $2,954,446

  Operating margin                                          90,082              51,995              82,311             145,112

  Income before income taxes                                46,621              17,224              31,854              73,946

  Net income                                                30,328              13,838              21,452              47,704

  Net income per share (2)                                    0.26                0.12                0.16                0.28

_______________________
1. Fourth quarter results include the impairment, abandonment and other charges of $275 million, on a pre-tax basis, and the $14.8 million effect of the change in accounting principle.
2. Net income (loss) per share amounts have been restated to conform to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

Note 17 -- SUBSEQUENT EVENTS

     In January 1998, the Company announced an agreement to sell the Ozark Gas Transmission System for $55 million, resulting in an estimated pre-tax gain of approximately $27 million. Closing of the transaction is expected in the third quarter of 1998, subject to certain conditions, including FERC and other governmental approvals.

                                                            Schedule I
                                NGC CORPORATION
                     CONDENSED BALANCE SHEETS OF REGISTRANT
                       (in thousands, except share data)


                                                                           December 31,        December 31,
                                                                               1997                1996
                                                                           ------------         -----------
CURRENT ASSETS
Cash                                                                        $      375          $     ---
Accounts receivable                                                                 32                 108
Intercompany accounts receivable                                               177,479             337,876
Prepayments and other assets                                                     4,992               2,793
                                                                            ----------          ----------
                                                                               182,878             340,777
                                                                            ----------          ----------
PROPERTY, PLANT AND EQUIPMENT                                                    9,590               8,216
Less: accumulated depreciation                                                  (3,755)             (2,193)
                                                                            ----------          ----------
                                                                                 5,835               6,023
                                                                            ----------          ----------
OTHER ASSETS
Investments in affiliates                                                    1,483,092           1,219,027
Intercompany note receivable                                                   160,000             237,000
Deferred taxes and other assets                                                 77,366              13,262
                                                                            ----------          ----------
                                                                            $1,909,171          $1,816,089
                                                                            ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Intercompany accounts payable                                               $    8,289          $   16,295
Accrued liabilities                                                             16,764              18,914
                                                                            ----------          ----------
                                                                                25,053              35,209
LONG-TERM DEBT                                                                 664,500             644,000
OTHER LIABILITIES                                                                  493              20,147
                                                                            ----------          ----------
                                                                               690,046             699,356
                                                                            ----------          ----------
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                     200,000                 ---

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
   authorized: 8,000,000 shares designated as Series A
   Participating Preferred Stock, 7,815,363 shares issued and
   outstanding at December 31, 1997 and 1996                                    75,418              75,418
Common stock, $0.01 par value, 400,000,000 shares
   authorized: 151,796,622 shares issued at December 31, 1997,
   and 149,846,503 shares issued and outstanding at December 31, 1996            1,518               1,498
Additional paid-in capital                                                     919,720             896,432
Retained earnings                                                               32,975             143,385
Less: treasury stock, at cost: 654,900 shares at December 31, 1997             (10,506)                ---
                                                                            ----------          ----------
                                                                             1,019,125           1,116,733
                                                                            ----------          ----------
                                                                            $1,909,171          $1,816,089
                                                                            ==========          ==========



                 See Note to Registrant's Financial Statements.

                                                            SCHEDULE I

                                NGC CORPORATION
                   STATEMENTS OF OPERATIONS OF THE REGISTRANT
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
            FOR THE TEN MONTH PERIOD FROM INCEPTION (MARCH 1, 1995)
                           THROUGH DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                                                         1997                   1996                  1995
                                                                     -----------            ----------            ----------
Depreciation and amortization                                          $  (1,292)              $   (496)             $   (196)
Impairment, abandonment and other charges                                 (3,886)                   ---                   ---
General and administrative expenses                                          ---                    ---                   ---
                                                                       ---------               --------              --------
     Operating loss                                                       (5,178)                  (496)                 (196)
Equity in earnings of affiliates                                        (115,108)               182,159                60,744
Intercompany interest and other income                                    16,928                 17,968                13,570
Interest expense                                                         (35,949)               (28,071)              (18,152)
Minority interest in income of a subsidiary                               (9,841)                   ---                   ---
Other expenses                                                              (747)                (1,915)                 (135)
                                                                       ---------               --------              --------
Income (loss) before income taxes                                       (149,895)               169,645                55,831
Income tax provision (benefit)                                           (62,210)                56,323                16,056
                                                                       ---------               --------              --------
Net income (loss) from continuing operations before
  cumulative effect of change in accounting                              (87,685)               113,322                39,775
Cumulative effect of change in accounting principle
  (net of income tax benefit of $7,913)                                  (14,800)                   ---                   ---
                                                                       ---------               --------              --------
NET INCOME (LOSS)                                                      $(102,485)              $113,322              $ 39,775
                                                                       =========               ========              ========




                 See Note to Registrant's Financial Statements.

                                                            Schedule I
                                NGC CORPORATION
                   STATEMENTS OF CASH FLOWS OF THE REGISTRANT
           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE
   TEN MONTH PERIOD FROM INCEPTION (MARCH 1, 1995) THROUGH DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                 1997            1996           1995
                                                                        --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         $  (102,485)    $   113,322     $   39,775
Items not affecting cash flows from operating activities:
  Depreciation and amortization                                                 9,631           1,996            196
  Equity in earnings of affiliates, net of cash distributions                 115,108        (182,159)       (60,744)
  Deferred taxes                                                              (86,424)         45,896         17,303
  Other                                                                        12,344           7,466          1,475
Change in assets and liabilities resulting from operating activities:
  Accounts receivable                                                              76            (108)           ---
  Intercompany transactions                                                   636,063        (298,592)       (60,398)
  Prepayments and other assets                                                 (2,749)          2,260         (5,053)
    Accrued liabilities                                                         1,529           8,487          2,427
Other, net                                                                      2,493          (1,193)         4,150
                                                                          -----------     -----------     ----------
Net cash used in operating activities                                         585,586        (302,625)       (60,869)
                                                                          -----------     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                           (5,121)         (2,055)           ---
Acquisitions                                                                 (785,349)            ---       (166,900)
Other                                                                             ---             ---         (1,333)
                                                                          -----------     -----------     ----------
Net cash used in investing activities                                        (790,470)         (2,055)      (168,233)
                                                                          -----------     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                          2,218,500       1,542,000      1,224,039
Repayments of long-term borrowings                                         (2,198,000)     (1,231,000)      (891,039)
Intercompany advances                                                             ---             ---       (237,000)
Proceeds from sale of capital stock, options and warrants                     203,190             858            725
Treasury stock acquisitions                                                   (10,506)            ---            ---
Capital contributions                                                             ---             ---        135,000
Dividends and other distributions                                              (7,925)         (7,184)        (2,617)
                                                                          -----------     -----------     ----------
Net cash provided by financing activities                                     205,259         304,674        229,108
                                                                          -----------     -----------     ----------
Net (decrease) increase in cash and cash equivalents                              375              (6)             6
Cash and cash equivalents, beginning of period                                    ---               6            ---
                                                                          -----------     -----------     ----------

Cash and cash equivalents, end of period                                  $       375     $  ---          $        6
                                                                          ===========     ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid (net of amount capitalized)                                 $    60,323     $    22,341     $   16,339
                                                                          ===========     ===========     ==========
Taxes paid (net of refunds)                                               $     8,043     $     1,444     $  ---
                                                                          ===========     ===========     ==========
Cash dividends paid to parent by consolidated or
  unconsolidated subsidiaries                                             $  ---          $  ---          $  ---
                                                                          ===========     ===========     ==========



                 See Note to Registrant's Financial Statements.

                                                            Schedule I

                                NGC CORPORATION

                   NOTE TO REGISTRANT'S FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

     NGC Corporation ("NGC" or the "Company") is a holding company that principally conducts all of its business through its subsidiaries. The Company is the result of a strategic business combination ("Trident Combination") between Natural Gas Clearinghouse and Trident NGL Holding, Inc. ("Holding"), under which Holding was renamed NGC Corporation. Pursuant to the terms of the Trident Combination, Holding was the legally surviving corporation and Clearinghouse was considered the acquiring company for accounting purposes resulting in a new historical cost basis for Holding beginning March 1, 1995, the effective date of the Trident Combination. The accompanying condensed Registrant Financial Statements were prepared pursuant to rules promulgated by the Securities and Exchange Commission. In accordance with these rules, the accompanying statements reflect the financial position, results of operations and cash flows of NGC, the holding company of NGC Corporation, at December 31, 1997 and 1996, and for the years then ended, and for the ten month period from the effective date of the Trident Combination through December 31, 1995, respectively. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of NGC Corporation incorporated by reference into this Form 10-K.