Form 10-Q
period 1998-03-31
NGC CORP
filed 1998-05-15
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998


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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 151,734,565 shares outstanding as of May 112, 1998.

                                NGC CORPORATION
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

 Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 Condensed Consolidated Balance Sheets:
  March 31, 1998 and December 31, 1997........................................ 3
 Condensed Consolidated Statements of Operations:
  For the three months ended March 31, 1998 and 1997.......................... 4
 Condensed Consolidated Statements of Cash Flows:
  For the three months ended March 31, 1998 and 1997.......................... 5
 Notes to Condensed Consolidated Financial Statements......................... 6

  Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................11


PART II.  OTHER INFORMATION

 Item 1   Legal Proceedings...................................................20

 Item 2   Not Applicable......................................................--

 Item 3   Not Applicable......................................................--

 Item 4   Not Applicable......................................................--

 Item 5   Not Applicable......................................................--

 Item 6.  Exhibits and Reports on Form 8-K....................................21

NGC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                              MARCH 31,       DECEMBER 31,
                                                                1998             1997
                                                             ----------       ----------
                                                            (unaudited)
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                    $   37,270       $   23,047
Accounts receivable, net                                      1,331,504        1,536,451
Accounts receivable, affiliates                                 132,208          139,321
Inventories                                                      88,476          136,485
Assets from risk management activities                          241,921          127,929
Prepayments and other assets                                     56,145           55,547
                                                             ----------       ----------
                                                              1,887,524        2,018,780
                                                             ----------       ----------
PROPERTY, PLANT AND EQUIPMENT                                 1,983,173        1,958,250
Less: accumulated depreciation                                 (438,445)        (436,674)
                                                             ----------       ----------
                                                              1,544,728        1,521,576
                                                             ----------       ----------
OTHER ASSETS:
Investments in unconsolidated affiliates                        486,142          470,477
Assets from risk management activities                          156,082          111,341
Other assets                                                    408,651          394,729
                                                             ----------       ----------
                                                             $4,483,127       $4,516,903
                                                             ==========       ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                             $1,342,289       $1,404,736
Accounts payable, affiliates                                     27,398           24,187
Accrued liabilities                                             162,659          192,159
Liabilities from risk management activities                     215,935          132,012
                                                             ----------       ----------
                                                              1,748,281        1,753,094

LONG-TERM DEBT                                                  897,550        1,002,054

OTHER LIABILITIES:
Liabilities from risk management activities                      95,877           42,679
Deferred income taxes                                           259,688          254,059
Other long-term liabilities                                     250,293          245,892
                                                             ----------       ----------
                                                              3,251,689        3,297,778
                                                             ----------       ----------
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED
     DEFERRABLE INTEREST DEBENTURES                             200,000          200,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
  authorized: 8,000,000 shares designated as Series A
  Participating Preferred Stock, 7,815,363 shares issued
  and outstanding at March 31, 1998 and December 31, 1997        75,418           75,418
Common stock, $0.01 par value, 400,000,000 shares
  authorized; 152,340,794 shares issued at March 31, 1998
  and 151,796,622 shares issued at December 31, 1997              1,523            1,518

Additional paid-in capital                                      923,965          919,720
Retained earnings                                                43,320           32,975
Less: treasury stock, at cost: 807,700 shares at March
 31, 1998 and 654,900 shares at December 31, 1997               (12,788)         (10,506)
                                                             ----------       ----------
                                                              1,031,438        1,019,125
                                                             ----------       ----------
                                                             $4,483,127       $4,516,903
                                                             ==========       ==========


           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                     1998             1997
                                                                  ----------       ----------
Revenues                                                         $3,315,569       $3,272,080
Cost of sales                                                     3,218,580        3,204,733
                                                                 ----------       ----------
Operating margin                                                     96,989           67,347

Depreciation and amortization                                        25,532           23,348
General and administrative expenses                                  42,606           28,199
Severance charge                                                      9,644              ---
                                                                 ----------       ----------
Operating income                                                     19,207           15,800

Equity in earnings of unconsolidated                                 15,755           13,386
 affiliates
Other income                                                          2,968            5,586
Interest expense                                                    (16,005)         (14,624)
Minority interest in income of a subsidiary                          (4,158)             ---
Other expenses                                                       (1,356)         (15,719)
                                                                 ----------       ----------
Income before income taxes                                           16,411            4,429
Income tax provision (benefit)                                        4,072             (185)
                                                                 ----------       ----------
NET INCOME                                                       $   12,339       $    4,614
                                                                 ----------       ----------
NET INCOME PER SHARE:

Net income                                                       $   12,339       $    4,614
Less: preferred stock dividends                                         (96)             (96)
                                                                 ----------       ----------
Net income applicable to common stockholders                     $   12,243       $    4,518
                                                                 ==========       ==========
Basic earnings per share                                         $     0.08       $     0.03
                                                                 ==========       ==========
Diluted earnings per share                                       $     0.07       $     0.03
                                                                 ==========       ==========
Basic shares outstanding                                            151,533          150,176
                                                                 ==========       ==========
Diluted shares outstanding                                          166,282          167,813
                                                                 ==========       ==========


           See notes to condensed consolidated financial statements.

NGC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      ---------------------------
                                                                                        1998              1997
                                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $  12,339         $   4,614
Items not affecting cash flows from operating activities:
   Depreciation and amortization                                                         24,229            23,728
   Equity in earnings of affiliates, net of cash distributions                           (2,744)          (12,130)
   Risk management activities                                                           (21,635)           11,893
   Deferred income taxes                                                                  4,072            (5,474)
   Amortization of bond premium                                                          (1,454)           (1,653)
   Other                                                                                  6,047             4,790
Changes in assets and liabilities resulting from operating activities:
   Accounts receivable                                                                  213,817           503,165
   Inventories                                                                           48,169            92,951
   Prepayments and other assets                                                          (2,255)          (48,815)
   Accounts payable                                                                     (63,120)         (315,008)
   Accrued liabilities                                                                  (27,007)          (20,191)
Other, net                                                                               (8,875)           (2,209)
                                                                                      ---------         ---------
Net cash provided by operating activities                                               181,583           235,661
                                                                                      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                    (40,465)          (41,615)
Investment in unconsolidated affiliates, net                                            (18,231)          (19,857)
Proceeds from asset sales                                                                   ---           113,000
Other, net                                                                                6,200               ---
                                                                                      ---------         ---------
Net cash (used in) provided by investing activities                                     (52,496)           51,528
                                                                                      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                                          ---           364,000
Repayments of long-term borrowings                                                     (129,550)         (583,000)
Net proceeds from commercial paper and
   money market lines of credit                                                          26,500               ---
Other, net                                                                              (11,814)               80
                                                                                      ---------         ---------
Net cash used in financing activities                                                  (114,864)         (218,920)
                                                                                      ---------         ---------
Net change in cash and cash equivalents                                                  14,223            68,269
Cash and cash equivalents, beginning of period                                           23,047            50,209
                                                                                      ---------         ---------
Cash and cash equivalents, end of period                                              $  37,270         $ 118,478
                                                                                      =========         =========

           See notes to condensed consolidated financial statements.

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC.

The financial statements include all material adjustments, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods. Other than recognition of the previously disclosed severance charge, such adjustments consist only of normal recurring adjustments. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

NOTE 2 - BUSINESS COMBINATIONS AND SIGNIFICANT RESTRUCTURINGS

DESTEC ENERGY, INC. ACQUISITION. On June 27, 1997, NGC acquired Destec Energy, Inc. ("Destec"), an independent power producer, for $1.26 billion, or $21.65 per share of Destec common stock. Concurrent with the acquisition, NGC sold Destec's international facilities and operations for $439 million. Subsequently, certain non-strategic domestic assets were sold for $296 million. Such proceeds were used to retire indebtedness incurred in the acquisition. The Destec acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $718 million, inclusive of transaction costs and net of cash acquired, was allocated to the Destec assets acquired and liabilities assumed based on their estimated fair values as of June 30, 1997, the effective date of the acquisition for accounting purposes. The purchase price allocation as presented herein is considered preliminary and is dependent upon subsequent asset sales, if any, and the ultimate resolution of certain pending legal and other contingencies existing at the time of the acquisition. The results of operations of the acquired Destec assets are consolidated with NGC's existing operations beginning July 1, 1997. The following table reflects certain unaudited pro forma information for the three-month period ended March 31, 1997 (in thousands, except per share data):


================================================================================
                                                                 1997
                                                                 ----

            Pro forma revenues                                $3,337,537
            Pro forma net income                                   4,861
            Pro forma earnings per share                            0.03
================================================================================


RESTRUCTURING OF NOVAGAS CLEARINGHOUSE, LTD.   In June 1997, the Company and
NOVA Corporation ("NOVA") completed the restructuring of the companies' Canadian natural gas operations formerly executed through Novagas Clearinghouse, Ltd., Novagas Clearinghouse Limited Partnership and Novagas Clearinghouse Pipelines Limited Partnership (collectively "NCL"), a joint venture between NGC and NOVA. Effective April 1, 1997, NGC Canada Inc. ("NGCCI"), a wholly owned indirect subsidiary of NGC, acquired NCL's natural gas marketing business, excluding the natural gas aggregation business of Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NCL and sold its aggregate 49.9 percent interest in NCL to NOVA Gas International ("NGI"), a subsidiary of NOVA. NOVA assumed full ownership of NCL's gathering and processing business and the operations of Pan-Alberta. The restructuring included amendments to or termination of various agreements between

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


NCL, NGC, NOVA and certain affiliates of both NGC and NOVA. NGC and NOVA are pursuing separate midstream asset businesses in Canada with NGC operating its Canadian marketing and midstream asset businesses through NGCCI.

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

NOTE 3 -- EARNINGS PER SHARE

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

NOTE 4 -- UNCONSOLIDATED AFFILIATES

At March 31, 1998, NGC's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 32 percent interest in Venice Energy Services Company, L.L.C.; a
38.75 percent partnership interest in Gulf Coast Fractionators; a 25 percent interest in Midstream Barge Company, L.L.C.; a 49 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in seventeen partnerships, each formed to build (or buy), own and operate cogeneration power generation facilities; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; and, a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance. Also at March 31, 1998, the Company had two cost-basis investments: Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                                                    THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------------
                                                  1998                        1997
                                          ----------------------       ---------------------
                                                         EQUITY                      EQUITY
                                            TOTAL         SHARE         TOTAL         SHARE
                                          --------       -------       -------       -------
      Revenues(1)                         $200,048       $83,778       $48,206       $19,070
                                          ========       =======       =======       =======
      Operating margin(1)                 $ 81,527       $32,620       $17,911       $ 7,243
                                          ========       =======       =======       =======
      Net income(1)                       $ 31,540       $11,261       $13,355       $ 5,277
                                          ========       =======       =======       =======
=============================================================================================

_______________________

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


(1) The quarterly financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord and NCL as such information was unavailable for the current period or is incompatible with current presentation.

NOTE 5 - LONG-TERM DEBT

In February 1998, the Company delivered Notices of Redemption to the holders of its $105 million principal amount of 10.25% Subordinated Notes and $65 million principal amount of 14% Senior Subordinated Notes. On March 31, 1998 and April 15, 1998, the Company retired the Senior Subordinated Notes and the Subordinated Notes, respectively, pursuant to the redemption provisions contained in the respective indentures. NGC funded the estimated aggregate redemption value of $180 million through a combination of borrowings under existing credit facilities and commercial paper issuances.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company and San Joaquin CoGen, Inc., wholly owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"), a limited partnership in which the Company has an indirect five percent general partner ownership interest together with an indirect 45 percent limited partner interest (the Company increased its former indirect 20 percent limited partner interest in San Joaquin to an indirect 45 percent limited partner interest in April 1998 through the purchase of the interest of CNG Power Company). In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford, the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served by mail its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. The parties are actively engaged in discovery and the September trial date has been moved to October 1998. The Partnership has previously advised the Federal Energy Regulatory Commission of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility were found by the court not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. The Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc., wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Destec Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"), limited partnerships in which the Company has an indirect five percent general partner interest together with an indirect 45 percent limited partner interest and an indirect 50 percent limited partner interest, respectively (the Company increased its former indirect 20 percent limited partner interest in Chalk Cliff Limited to an indirect 45 percent limited partner interest in April 1998 through the purchase of the interest of CNG Power Company). All general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL has sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships will continue throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severs out the Partnerships due to their Chapter 11 bankruptcy filings, (b) includes a finding of contract liability against the Destec Defendants, (c) dismisses the tortious interference claims against the Destec Defendants, and (d) assesses damages in an aggregate amount of approximately $31,000,000. On that same day, the Destec Defendants filed their Notice of Appeal, and posted a security bond, with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998, Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships will appeal that judgment. The appeal process is anticipated to take approximately eighteen months. The liability of the Destec Defendants under the judgment will be limited to that portion of the damage award not paid to SOCAL by the Partnerships through the Chapter 11 bankruptcy proceedings.

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

NOTE 7 -- CAPITAL STOCK

At March 31, 1998, employee stock options aggregating 3.8 million shares were exercisable at prices ranging from $2.03 to $21.63 per share. Employee stock option grants made from 1993 to 1997 will become exercisable during 1998 and 1999, respectively, resulting in the potential exercise of approximately 6.8 million options during that two-year period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2003 at prices ranging from $2.03 to $21.63. Grants made under the

                                NGC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares which may become available to the market.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 807,700 shares at a total cost of $12.8 million, or $15.83 per share on a weighted average cost basis, through March 31, 1998.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). In February 1998, the FASB issued Statement No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits" ("Statement No. 132") that revised disclosure requirements for pension and other postretirement benefits. Statement No. 132 does not impact NGC's disclosure or reporting. During the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position ("SOPs"), "Reporting on the Costs of Start-up Activities" and "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full-set of general purpose financial statements. This standard does not currently alter the Company's reporting of operating results.

Statement No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 supersedes or amends existing authoritative literature governing segment reporting, reporting of significant customers, reporting of geographic operations and reporting of previously unconsolidated subsidiaries. The new statement is effective for annual periods ending after December 15, 1997, and comparative information for earlier years is to be restated. The Statement need not be applied to interim financial statements in the initial year of its application. The Company is assessing the impact Statement No. 131 will have on its financial disclosures, if any, and intends to adopt the provisions of such statements within the timeframe and in accordance with the requirements provided by each statement.

The SOPs establish guidance on the financial reporting for start-up costs and organization costs, as defined, and on accounting for the costs of computer software developed or obtained for internal use. The Company's current accounting methodologies adhere to the provisions contained in the SOPs in all material respects.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NGC Corporation included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

GENERAL

COMPANY PROFILE.   NGC Corporation, ("NGC" or the "Company") is a leading North
American marketer of natural gas, natural gas liquids, electricity and crude oil and is engaged in natural gas gathering, processing and transportation through direct and indirect ownership and operation of natural gas processing plants, fractionators, storage facilities and pipelines and engages in electric power generation through direct and indirect ownership of cogeneration and other electric power producing facilities. Acting in the role of a large-scale aggregator, processor, marketer and reliable supplier of multiple energy products and services, NGC has evolved into a reliable energy commodity and service provider.

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

The Company currently reports operations under three primary business segments: the natural gas and power marketing segment ("Marketing"), the power generation segment ("Power Generation") and the natural gas liquids, crude oil and gas transmission segment ("Liquids").

RECENT DEVELOPMENTS. On May 14, 1998, NGC and Florida Power Corporation, a Florida Progress Corporation company located in St. Petersburg, FL, announced an agreement to form a power marketing alliance that will operate in the U.S. wholesale electric and natural gas markets. The alliance creates a commercial relationship between a power marketer and a utility focused on developing wholesale energy markets in Florida and other regions. It will broaden each company's ability to conduct electric power and related fuel transactions by combining the energy marketing, trading and risk management skills of NGC with the current power marketing capabilities and over 8,500 megawatts of power generation assets and energy supply contracts of Florida Power.

NGC and its partner NRG Energy, Inc. ("NRG"), a wholly owned subsidiary of Northern States Power Company, consummated in late March and early April 1998, respectively, the previously announced acquisitions of the 560 megawatt gas-fired Long Beach Generating Facility for $30.0 million and the 1,020 megawatt gas-fired El Segundo Generating Facility for $87.9 million. NGC is the lead party on fuel procurement, power marketing and asset management for the ventures, while NRG will operate both facilities. The facilities were acquired by separate partnerships, with NGC and NRG each owning a 50 percent interest in the two ventures. NGC's aggregate capital outlay associated with the two acquisitions approximated $59 million.

In February 1998, the Company delivered Notices of Redemption to the holders of its $105 million principal amount of 10.25% Subordinated Notes and $65 million principal amount of 14% Senior Subordinated Notes. On March 31, 1998 and April 15, 1998, the Company retired the Senior Subordinated Notes and the Subordinated Notes, respectively, pursuant to the redemption provisions contained in the respective indentures. NGC funded the estimated aggregate redemption value of $180 million through a combination of borrowings under existing credit facilities and commercial paper issuances.

In January 1998, the Company announced an agreement to sell the Ozark Gas Transmission System for $55 million, resulting in an estimated pre-tax gain of approximately $27 million to be recognized at closing. Closing of the transaction is expected in the third quarter of 1998, subject to certain conditions, including FERC and other governmental approvals.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", and "expect" are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on NGC's results of operations and financial condition are: (i) competitive practices in the industries in which NGC competes, (ii) fluctuations in energy commodity prices which have not been properly hedged or which are inconsistent with NGC's open position in its energy marketing activities, (iii) operational and systems risks, (iv) environmental liabilities which are not covered by indemnity or insurance, and (v) the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general, and NGC's operations in particular.

IMPACT OF PRICE FLUCTUATIONS. Marketing's operating margin, exclusive of risk-management activities, is relatively insensitive to commodity price fluctuations since most of this segment's purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from the segment's risk-management activities. NGC generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, to the extent a net open position exists, fluctuating commodity market prices can impact NGC's financial position or results of operations, either favorably or unfavorably. Further, differences in the comprehensive methods of accounting for North American fixed-price natural gas transactions, which are accounted for under the mark-to-market method, and electricity marketing transactions, which are accounted for under accrual accounting, create differences in the timing of the recognition of such commodity price movements. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

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

SEASONALITY. NGC's revenue and operating margin are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity, natural gas liquids and crude oil. Marketing's natural gas sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, electricity marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Liquids is also subject to seasonal factors; however, such factors typically have a greater impact

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price consistent with the trend in Marketing's natural gas operations as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months. Consistent with electricity marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season.

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

COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT. NGC initiated a commercial paper program in the fourth quarter of 1997 for amounts up to $600 million, supported by its existing bank Credit Agreement. Also in the fourth quarter, the Company established several uncommitted money market bank lines. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market bank lines for general corporate purposes, including short-term working capital requirements. At March 31, 1998, commercial paper outstanding totaled $256 million at a weighted average interest rate of 6.35 percent. There were no amounts outstanding under the uncommitted money market bank lines at quarter end.

CREDIT AGREEMENT. NGC has a $550 million revolving Credit Agreement, which matures on March 14, 2000, providing for letters of credit and borrowings for working capital, capital expenditures and general corporate purposes. The $550 million commitment under the Credit Agreement reduces by $22.5 million each quarter beginning in June 1998 and continuing through maturity. The Company also has a two-year $400 million term loan facility, proceeds from which were designated to consummate the Destec acquisition. At March 31, 1998, letters of credit and borrowings under the Credit Agreement aggregated approximately $94 million (which included $50 million under the term loan facility). At March 31, 1998, after consideration of the outstanding commercial paper, unused borrowing capacity under the revolving credit facility approximated $250 million.

SENIOR NOTES. In October 1996, NGC sold $175 million of 7.625% 30-year Senior Notes due 2026 ("Senior Debentures"). Interest on the Senior Debentures is payable semiannually on April 15 and October 15 of each year. The Senior Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price. On December 15, 1995, the Company sold $150 million of 6.75% Senior Notes due 2005 ("Senior Notes"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year.

CHEVRON NOTE. As part of the Chevron Combination, NGC assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). The Chevron Note bears interest at an effective rate of 6.4 percent per annum payable semiannually in arrears each February and August. Should Chevron choose not to demand payment of the Chevron Note then principal plus accrued interest is payable in full on August 14, 2004. NGC has the right, at any time on or after August 31, 1998, to prepay in whole or in part the principal and accrued interest outstanding under the Chevron Note.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEFERRABLE INTEREST DEBENTURES. During May 1997, NGC Corporation Capital Trust I ("Trust") issued in a private transaction $200 million aggregate liquidation amount of 8.316%

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


Subordinated Capital Income Securities ("Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. Proceeds from issuance of the Securities were used to reduce amounts outstanding under the Credit Agreement. During October 1997, the Trust completed an exchange offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. NGC also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. Market risks impacting the Company have not materially changed from those identified and described in the December 31, 1997, Annual Report on Form 10-K.

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

CONCLUSION
The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow and borrowings under its various credit facilities, money market lines of credit, commercial paper issuances and long-term debt issuances.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments and subsegments for the three-month periods ended March 31, 1998 and 1997, respectively. Both the continuity of operations and the resulting comparability of results between periods is impacted by the Destec acquisition and the reorganizations of the Company's operations in Canada and in the United Kingdom.

==================================================================================================
                                                                        THREE-MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                          1998              1997
                                                                         -------          --------
                                                                          ($US IN THOUSANDS)
 OPERATING MARGIN (1)(2):
  NATURAL GAS AND POWER MARKETING SEGMENT -
   Natural Gas Marketing                                                 $26,053          $ 17,605
   Electric Power Marketing                                               (2,435)            1,923
                                                                         -------          --------
                                                                          23,618            19,528
                                                                         -------          --------
  POWER GENERATION                                                         9,515               ---
                                                                         -------          --------
  NATURAL GAS LIQUIDS, CRUDE OIL AND GAS
   TRANSMISSION SEGMENT -
    Natural Gas Processing - Field Plants                                 22,616            49,327
    Natural Gas Processing - Straddle Plants                               5,180             3,622
    Fractionation                                                          7,252             6,082
    Natural Gas Liquids Marketing                                         13,718           (16,335)
    Crude Oil Marketing                                                    2,709              (999)
    Natural Gas Gathering and Transmission                                 4,056             4,154
    Other                                                                    ---              (179)
                                                                         -------          --------
                                                                          55,531            45,672
                                                                         -------          --------
  GLOBAL:
    Gas Sales                                                              6,092               350
    LPG Sales                                                              2,233             1,797
                                                                         -------          --------
                                                                           8,325             2,147
                                                                         -------          --------
                                                                         $96,989          $ 67,347
                                                                         =======          ========
OPERATING STATISTICS (1)(2):
  Natural Gas Marketing (Bcf/d) -
    U.S. Sales Volumes (3)                                                   6.5               6.2
    Canadian Sales Volumes (4)                                               2.1               ---
  Electric Power Marketing - Million Megawatt Hours Sold                    25.0              17.4
  Power Generation (Million Megawatt Hours Generated) -
    Gross                                                                    3.3               ---
    Net                                                                      2.1               ---
  Natural Gas Liquids Processed (MBbls/d - Gross) -
    Field Plants                                                            86.7              80.3
    Straddle Plants                                                         40.8              48.3
  Fractionation - Barrels Received for Fractionation (MBbls/d)             159.4             149.6

  NGL Marketing - Sales Volumes (MBbls/d)                                  431.7             424.2
  Natural Gas Gathering and Transmission (MMcf/d)                            0.4               0.3
  Crude Oil Marketing - Sales Volumes (MBbls/d)                            195.2             151.9
  Global Sales -
    LPG Sales Volumes (MMBbls) (5)                                           5.4               3.9
    Gas Sales Volumes (Bcf/d) (6)                                            0.7               0.1
==================================================================================================

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


(1) The Destec acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business in the Company's financial statements and operating statistics effective July 1, 1997. The reorganization of the Company's Canadian operations was effective April 1, 1997, and the reorganization of the Company's operations in the United Kingdom was effective January 1, 1997.
(2) Information excludes the Company's proportionate share of margin and operating statistics associated with ventures accounted for under the equity method. In 1998, the most significant operations included equity investments in Accord Energy Limited ("Accord"), Venice Energy Services Company L.L.C. ("VESCO"), West Texas Pipeline Partnership ("West Texas Pipeline"), Gulf Coast Fractionators ("GCF") and interests in certain partnerships each owning power generating assets. Significant equity investments in the 1997 period included the operations of Accord, Novagas Clearinghouse, Ltd. ("NCL"), VESCO, West Texas Pipeline and GCF, respectively.
(3) Includes immaterial amounts of inter-company gas sales for both periods.
(4) Represents volumes sold by NGC Canada, Inc. during 1998. Volumes sold by NCL prior to the reorganization are not comparable.
(5) Includes 2.1 and 0.8 MMBbls of inter-company sales for the three-month periods ended March 31, 1998 and 1997, respectively.
(6) Represents volumes sold by NGC UK Ltd. in each period.


THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

For the quarter ended March 31, 1998, NGC realized net income of $12.3 million, or $0.07 per share compared with first quarter 1997 net income of $4.6 million, or $0.03 per share. Total revenues approximated $3.3 billion in both periods. Current period results include an after-tax charge of $6.3 million, or $0.04 per share, related to the previously disclosed severance charge resulting principally from the restructuring of the Company's natural gas liquids business. First quarter 1997 results include after-tax charges of $24.2 million, or $0.14 per share, attributed to lower-of-cost-or-market writedowns of the Company's natural gas liquids and crude oil inventories, a hedging-related loss and recognition of a reserve related to the Company's investment in Avoca Natural Gas Storage ("Avoca"). Such charges were partially offset by an after-tax gain of $2.2 million, or $0.01 per share, related to the sale of the Mont Belvieu I fractionation facility. Normalized earnings, which exclude the net charges in both periods, totaled $18.6 million, or $0.11 per share, in 1998 as opposed to $26.6 million, or $0.16 per share, in 1997.

Consolidated operating margin for the first quarter of 1998 totaled $97.0 million as compared to $67.3 million for the corresponding 1997 period. Consolidated operating margins in both quarters were unfavorably impacted by commodity price variability from historic norms. The El Nino influenced mild winter during 1998 depressed demand for natural gas and natural gas liquids and reduced average natural gas liquids prices to their lowest levels in several years, negatively impacting profitability, particularly in the Liquids segment. The precipitous drop in commodity prices during the first quarter of 1997 followed the unprecedented escalation in natural gas liquids prices during the fourth quarter of 1996, resulting in an unfavorable pricing environment throughout that period, culminating in the aforementioned lower-of-cost-or-market writedowns.

Operating income increased $3.4 million period to period reflecting the aforementioned increase in consolidated operating margin offset by increases in depreciation and amortization and general and administrative expenses as well as the severance charge. The increase in depreciation and amortization expense period to period resulted principally from inclusion in the 1998 period of the depreciable assets acquired in the Destec acquisition as well as the continued expansion of the Company's depreciable asset base resulting from other acquisitions and capital projects completed during the four quarters in the period ended March 31, 1998. The increase in depreciation and amortization expense was partially offset by the favorable impact on current period expense of the impact of the asset abandonments and impairments recognized during the fourth quarter of 1997. The increased level of general and administrative expenses period to period resulted principally from the incremental expense associated with the Destec acquisition, the reorganization and expansion of operations in Canada and in the United Kingdom, expansion of the electricity marketing and global transportation businesses and the effect of increased overhead required to support the technology infrastructure improvements currently being implemented.

Incremental to NGC's consolidated operating income is the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $15.8 million to 1998 pre-tax quarterly results, compared to $13.4 million during the

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


comparable 1997 period. The increase in equity earnings generally reflects the addition of equity investments as part of the Destec acquisition offset by lower earnings from the Company's investment in Accord period to period. The following table provides a summary of equity earnings by investment for the comparable periods:

                                                                THREE-MONTHS ENDED MARCH 31,
                                                           ------------------------------------
                                                                  1998              1997
                                                               ---------         ---------
          Accord(1)                                             $  4,500          $  9,000
          Gulf Coast Fractionators                                 1,189             1,373
          West Texas LPG Pipeline Limited Partnership              1,717             1,540
          Venice Energy Services Company, L.L.C.                   1,763             2,691
          Destec equity investments (aggregate)                    7,154               ---
          Other, net(1)                                             (568)           (1,218)
                                                               ---------         ---------
                                                               $  15,755         $  13,386
                                                               =========         =========
=============================================================================================

1. For a discussion of the Accord and NCL restructurings, refer to Note 2 of the Condensed Consolidated Financial Statements.

Interest expense totaled $16.0 million for the three-months ended March 31, 1998, compared with $14.6 million for the comparable 1997 period. The higher interest expense period to period is principally attributed to higher average outstanding principal amounts resulting primarily from debt resulting from the Destec acquisition.

During the second quarter of 1997, the Company sold $200 million of 8.316% Guaranteed Preferred Beneficial Interests in Subordinated Deferrable Interest Debentures ("Securities") and the accumulated distributions attributable to these Securities are reported as minority interest in income of a subsidiary in the consolidated statements of operations. Accumulated distributions associated with these Securities totaled $4.2 million for the quarter ended March 31, 1998.

Other income and expenses, net for the three-month period ended March 31, 1998 is not material to consolidated results. For the quarter ended March 31, 1997, other income and expenses, net totaled $10.1 million, which includes the pre-tax amounts attributable to the aforementioned gain on sale of the Mont Belvieu I fractionation facility and the charge attributable to the investment in Avoca.

The Company reported an income tax provision of $4.1 million for the three-month period ended March 31, 1998, representing an effective rate of 25 percent, compared to an income tax benefit of $0.2 million and an effective rate of (4) percent for the comparable 1997 period. Differences between the aforementioned effective rates and the statutory rate of 35 percent in each period results principally from permanent differences attributable to amortization of certain intangibles and debt premiums, permanent differences arising from the effect of certain foreign equity investments and state income taxes.

NATURAL GAS AND ELECTRIC POWER MARKETING

Marketing's operating margin for the three-month period ended March 31, 1998, totaled $23.6 million compared to $19.5 million in the same 1997 period, reflecting improved operating margins in its natural gas marketing operations offset by lower results in electricity marketing period to period. Increased operating margins in the segment's gas marketing operations reflect higher volumes and slightly improved margins period to period. However, the aforementioned El Nino influenced weather pattern negatively impacted anticipated 1998 first quarter unit margins throughout North America, particularly in Canada. The lack of sustained demand for delivery of gas volumes during both periods also negatively impacted the segment's financial results. In the 1998 quarter, electricity marketing reported a margin loss of $2.4 million as compared with operating margin of $1.9 million in the 1997 quarter. Electricity marketing continued to improve its sales volumes dramatically, increasing total megawatt hours sold by 7.6 million period to period. However, continued downward pressure on electricity prices particularly in the western United States negatively impacted the operating margins of this business.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


POWER GENERATION

The Company's power generation operations, acquired effective June 30, 1997, contributed $9.5 million of operating margin and $7.2 million of equity earnings during the 1998 period. The Company's ownership of power generating assets is predominantly through varying interests held in partnerships that own and operate power generation facilities. During the period, the power generating assets in which NGC maintains an interest generated 3.3 million megawatt hours of electricity (2.1 million megawatt hours, net to the Company's interest).

NATURAL GAS LIQUIDS, CRUDE OIL AND GAS TRANSMISSION

Liquids reported a first quarter 1998 operating margin of $63.9 million, representing an increase of $16.0 million over the same 1997 period. Included in the 1997 quarter are the charges related to the aforementioned inventory writedowns and the hedge-related loss totaling $23.3 million, on a pre-tax basis, which, when normalized, improves 1997's quarterly operating margin to $71.1 million. The lower normalized 1998 results were principally a result of the negative impact lower average natural gas liquids prices had on the segment's gas processing business mitigated, in part, by aggressive management of inventories, which contributed to improved operating margins in the natural gas liquids marketing business period to period. The segment benefited from improved operating margins in its Global operations reflecting the expanding energy marketing operations in the United Kingdom, which was essentially a start-up operation during the first quarter of 1997, and increased international liquids transportation in 1998. Additionally, the segment owns interests in joint ventures, partnerships and limited liability companies that contributed an aggregate $9.6 million to pre-tax earnings during the three-months ended March 31, 1998, compared with $14.6 million in the comparable 1997 period. The segment's lower equity earnings period to period reflect the aforementioned impact that lower average natural gas liquids prices had on the domestic investments and the lower equity earnings from the investment in Accord.

Operationally, the segment generally reflected improved volumes period to period principally as a result of improved efficiencies resulting from the segment's restructuring and reorganization. Processing volumes at natural gas liquid field plants improved by 6.4 thousand gross barrels per day period to period averaging
86.7 thousand gross barrels per day as compared to 80.3 thousand barrels per day in 1997. Straddle plant processing volumes were lower during the 1998 quarter as compared to the 1997 quarter principally as a result of the relationship between average natural gas and natural gas liquids prices during the 1998 period. Barrels received for fractionation increased 9.8 thousand to 159.4 thousand barrels per day during the 1998 quarter reflecting improved efficiencies and enhanced contractual commitments to the facility. NGL marketing volumes increased from 424.2 thousand barrels per day in the 1997 quarter to 431.7 thousand barrels per day in 1998 and crude oil sales volumes increase 43.3 thousand barrels per day period to period. Volumes transported internationally increased from 3.9 million barrels to 5.4 million barrels period to period.

OPERATING CASH FLOW

Cash flow from operating activities totaled $181.6 million for the three-month period ended March 31, 1998, compared to $235.7 million reported in the same 1997 period. Changes in operating cash flow reflect the operating results previously discussed herein and the continued focus on management of working capital, particularly trade accounts receivables and payables and the reduction of discretionary inventory volume purchases period to period . Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period to period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

                                NGC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 1998 AND 1997


CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the quarter ended March 31, 1998, the Company spent a net $52.5 million, principally on the acquisition of a 50 percent interest in the Long Beach Generating Facility, construction costs associated with the previously disclosed Lake Charles fractionation facility and on expenditures for capital improvements at existing facilities. During the first three months of 1997, the Company spent $41.6 million principally on acquisitions of additional interests in gas processing facilities, on capital improvements at existing facilities and on capital additions at the Company's new headquarters. The Company also invested $19.9 million in its unconsolidated affiliates principally for amounts committed to VESCO. Additionally, during the period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an agreement reached with the Federal Trade Commission related to the Chevron Combination.

DIVIDEND REQUIREMENTS AND STOCK REPURCHASES

NGC declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors.. The Company paid approximately $2.0 million in cash dividends and distributions during each of the quarters ended March 31, 1998 and 1997, respectively.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company acquired 152,800 shares of its stock through open market trades during the three-month period ended March 31, 1998, at a total cost of $2.3 million, or $14.93 per share on a weighted average cost basis.

                                NGC CORPORATION

                          PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company and San Joaquin CoGen, Inc., wholly owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"), a limited partnership in which the Company has an indirect five percent general partner ownership interest together with an indirect 45 percent limited partner interest (the Company increased its former indirect 20 percent limited partner interest in San Joaquin to an indirect 45 percent limited partner interest in April 1998 through the purchase of the interest of CNG Power Company). In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford, the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served by mail its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. The parties are actively engaged in discovery and the September trial date has been moved to October 1998. The Partnership has previously advised the Federal Energy Regulatory Commission of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility were found by the court not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. The Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc., wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Destec Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"), limited partnerships in which the Company has an indirect five percent general partner interest together with an indirect 45 percent limited partner interest and an indirect 50 percent limited partner interest, respectively (the Company increased its former indirect 20 percent limited partner interest in Chalk Cliff Limited to an indirect 45 percent limited partner interest in April 1998 through the purchase of the interest of CNG Power Company). All general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL has sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships will continue throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severs out the Partnerships due to their Chapter 11 bankruptcy filings, (b) includes a finding of contract liability against the Destec Defendants, (c) dismisses the tortious interference claims against the Destec Defendants, and (d) assesses damages in an aggregate amount of approximately $31,000,000. On that same day, the Destec Defendants filed their Notice of Appeal, and posted a security bond, with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998, Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships will appeal that judgment. The appeal process is anticipated to take approximately eighteen months. The liability of the Destec Defendants under the judgment will be limited to that portion of the damage award not paid to SOCAL by the Partnerships through the Chapter 11 bankruptcy proceedings.

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

 EXHIBIT
 NUMBER                                  DESCRIPTION

  4.1 - Sixth Supplemental Indenture among NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of January 5, 1998, supplementing and amending the Indenture dated as of December 11, 1995./1/

  4.2 - Seventh Supplemental indenture among NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of February 20, 1998, supplementing and amending the Indenture dated as of December 11, 1995./1/

  4.3 - Indenture, dated as of September 26, 1996, restated as of March 23, 1998, to include amendments in the First through Fifth Supplemental Indentures, between NGC Corporation and The First National Bank of Chicago, as Trustee./1/


(b) No reports on Form 8-K were filed by the Company during the quarter-ended March 31, 1998.

(1) Incorporated by reference to exhibits to the Annual Report on Form 10-K of NGC Corporation for the fiscal year ended December 31, 1997, Commission File No. 1-11156.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                NGC CORPORATION



Date:  May 15, 1998             By: /s/ BRADLEY P. FARNSWORTH
                                    -------------------------------------
                                    Bradley P. Farnsworth, Vice President and
                                    Controller (Principal Accounting Officer)