Form 10-Q
period 1998-06-30
DYNEGY INC
filed 1998-08-14
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                        Commission file number: 1-11156

                                  DYNEGY INC.
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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 152,778,072 shares outstanding as of August 12, 1998.

                                  DYNEGY INC.
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                            PAGE

PART I.   FINANCIAL INFORMATION
  Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
     June 30, 1998 and December 31, 1997...................................... 3
  Condensed Consolidated Statements of Operations:
     For the three months ended June 30, 1998 and 1997........................ 4
  Condensed Consolidated Statements of Operations:
     For the six months ended June 30, 1998 and 1997.......................... 5
  Condensed Consolidated Statements of Cash Flows:
     For the six months ended June 30, 1998 and 1997.......................... 6
  Notes to Condensed Consolidated Financial Statements........................ 7

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................14

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings.................................................27

  Item 2.   Not Applicable....................................................--

  Item 3.   Not Applicable....................................................--

  Item 4.   Submission of Matters to a Vote of Security Holders...............28

  Item 5.   Not Applicable....................................................--

  Item 6.   Exhibits and Reports on Form 8-K..................................28

DYNEGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
--------------------------------------------------------------------------------

                                                                   JUNE 30,        DECEMBER 31,
                                                                    1998               1997
                                                                 -----------        -----------
                                 ASSETS                          (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                        $    54,020        $    23,047
Accounts receivable, net                                           1,480,398          1,536,451
Accounts receivable, affiliates                                      130,337            139,321
Inventories                                                          128,847            136,485
Assets from risk management activities                               249,473            127,929
Prepayments and other assets                                          77,189             55,547
                                                                 -----------        -----------
                                                                   2,120,264          2,018,780
                                                                 -----------        -----------

PROPERTY, PLANT AND EQUIPMENT                                      2,173,676          1,958,250
Less: accumulated depreciation                                      (478,702)          (436,674)
                                                                 -----------        -----------
                                                                   1,694,974          1,521,576
                                                                 -----------        -----------
OTHER ASSETS:
Investments in unconsolidated affiliates                             520,597            470,477
Assets from risk management activities                               139,333            111,341
Other assets                                                         550,591            394,729
                                                                 -----------        -----------
                                                                 $ 5,025,759        $ 4,516,903
                                                                 ===========        ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                 $ 1,414,851        $ 1,404,736
Accounts payable, affiliates                                          19,318             24,187
Accrued liabilities                                                  165,303            192,159
Liabilities from risk management activities                          235,928            132,012
                                                                 -----------        -----------
                                                                   1,835,400          1,753,094

LONG-TERM DEBT                                                     1,207,338          1,002,054
OTHER LIABILITIES:
Liabilities from risk management activities                           76,150             42,679
Deferred income taxes                                                274,239            254,059
Other long-term liabilities                                          377,559            245,892
                                                                 -----------        -----------
                                                                   3,770,686          3,297,778
                                                                 -----------        -----------
                                                                     200,000            200,000

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
   authorized: 8,000,000 shares designated as
   Series A Participating Preferred Stock, 7,815,363
   shares issued and outstanding at June 30, 1998 and
   December 31, 1997                                                  75,418             75,418
Common stock,  $0.01 par value, 400,000,000 shares
   authorized: 152,640,509 shares issued at June 30, 1998
   and 151,796,622 shares issued at December 31, 1997                  1,526              1,518
Additional paid-in capital                                           927,732            919,720
Retained earnings                                                     64,766             32,975
Less: treasury stock, at cost: 917,100 shares at
   June 30, 1998 and 654,900 shares at December 31, 1997             (14,369)           (10,506)
                                                                 -----------        -----------
Total Stockholders' Equity                                         1,055,073          1,019,125
                                                                 -----------        -----------
                                                                 $ 5,025,759        $ 4,516,903
                                                                 ===========        ===========

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
================================================================================



                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------       -----------

Revenues                                          $ 3,278,214       $ 2,684,339
Cost of sales                                       3,170,299         2,586,572
                                                  -----------       -----------

     Operating margin                                 107,915            97,767

Depreciation and amortization                          26,984            25,421
General and administrative expenses                    44,377            37,592
                                                  -----------       -----------

     Operating income                                  36,554            34,754

Equity in earnings of unconsolidated affiliates        15,101            13,417
Other income                                            6,876            11,481
Interest expense                                      (18,091)          (13,236)
Other expenses                                         (1,239)           (1,316)
Minority interest in income of a subsidiary            (4,158)           (1,525)
                                                  -----------       -----------

Income before income taxes                             35,043            43,575
Income tax provision                                   11,602            11,447
                                                  -----------       -----------

NET INCOME                                        $    23,441       $    32,128
                                                  ===========       ===========

NET INCOME PER SHARE:

Net income                                        $    23,441       $    32,128
Less: preferred stock dividends                            97                97
                                                  -----------       -----------
Net income applicable to common stockholders      $    23,344       $    32,031
                                                  ===========       ===========

Basic earnings per share                          $      0.15       $      0.21
                                                  ===========       ===========

Diluted earnings per share                        $      0.14       $      0.19
                                                  ===========       ===========

Basic shares outstanding                              152,491           150,539
                                                  ===========       ===========

Diluted shares outstanding                            166,705           167,127
                                                  ===========       ===========





           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
================================================================================


                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                  ---------------------------
                                                     1998            1997
                                                  -----------     -----------
Revenues                                          $ 6,593,783     $ 5,956,419
Cost of sales                                       6,388,879       5,791,305
                                                  -----------     -----------

     Operating margin                                 204,904         165,114

Depreciation and amortization                          52,516          48,769
Severance charge                                        9,644             ---
General and administrative expenses                    86,983          65,791
                                                  -----------     -----------

     Operating income                                  55,761          50,554

Equity in earnings of unconsolidated affiliates        30,856          26,803
Other income                                            9,844          17,067
Interest expense                                      (34,096)        (27,860)
Other expenses                                         (2,595)        (17,035)
Minority interest in income of a subsidiary            (8,316)         (1,525)
                                                  -----------     -----------

Income before income taxes                             51,454          48,004
Income tax provision                                   15,674          11,262
                                                  -----------     -----------

NET INCOME                                        $    35,780     $    36,742
                                                  ===========     ===========

NET INCOME PER SHARE:

Net income                                        $    35,780     $    36,742
Less: preferred stock dividends                           194             194
                                                  -----------     -----------
Net income applicable to common stockholders      $    35,586     $    36,548
                                                  ===========     ===========

Basic earnings per share                          $      0.23     $      0.24
                                                  ===========     ===========

Diluted earnings per share                        $      0.21     $      0.22
                                                  ===========     ===========

Basic shares outstanding                              152,219         150,357
                                                  ===========     ===========

Diluted shares outstanding                            166,880         166,820
                                                  ===========     ===========


           See notes to condensed consolidated financial statements

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
================================================================================


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ------------------------------
                                                                                      1998               1997
                                                                                   ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $   35,780         $    36,742
Items not affecting cash flows from operating activities:
     Depreciation and amortization                                                     49,961              49,617
     Equity in earnings of affiliates, net of cash distributions                       (5,099)             (4,601)
     Risk management activities                                                       (12,149)              5,655
     Deferred income taxes                                                             15,674              (8,592)
     Amortization of bond premium                                                      (2,162)             (3,333)
     Other                                                                              3,812              (1,155)
Changes in assets and liabilities resulting from operating activities:
     Accounts receivable                                                               65,803             400,559
     Inventories                                                                        4,269              84,097
     Prepayments and other assets                                                      (6,292)            (30,089)
     Accounts payable                                                                 (16,421)           (360,299)
     Accrued liabilities                                                              (29,113)                375
Other, net                                                                            (10,824)             (1,535)
                                                                                   ----------         -----------

Net cash provided by operating activities                                              93,239             167,441
                                                                                   ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                  (96,876)            (83,078)
Investment in unconsolidated affiliates, net                                          (65,392)            (26,837)
Business acquisitions, net of cash acquired                                               ---            (715,589)
Proceeds from asset sales                                                                 ---             154,063
Other, net                                                                              6,200              (3,195)
                                                                                   ----------         -----------

Net cash used in investing activities                                                (156,068)           (674,636)
                                                                                   ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                                    171,984           1,119,000
Repayments of long-term borrowings                                                   (289,913)           (758,000)
Net proceeds from commercial paper and money market lines of credit                   226,500                 ---
Issuance of company obligated preferred securities of subsidiary trust, net               ---             198,044
Other, net                                                                            (14,769)                 54
                                                                                   ----------         -----------

Net cash provided by (used in) financing activities                                    93,802             559,098
                                                                                   ----------         -----------

Net change in cash and cash equivalents                                                30,973              51,903
Cash and cash equivalents, beginning of period                                         23,047              50,209
                                                                                   ----------         -----------

Cash and cash equivalents, end of period                                           $   54,020         $   102,112
                                                                                   ==========         ===========

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


NOTE 1 -- CORPORATE NAME CHANGE

Effective at the close of business on July 6, 1998, NGC Corporation changed its name to Dynegy Inc. ("DYNEGY" or the "Company"). Concurrent with the change in name, DYNEGY also changed its New York Stock Exchange symbol from NGL to DYN. All subsidiaries of the Company now operate under the DYNEGY name.

NOTE 2 -- ACCOUNTING POLICIES

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

At June 30, 1998, the Company reviewed the valuation of its energy trading purchase and sale portfolios accounted for on the accrual method through application of an aggregate portfolio lower-of-cost-or-market analysis. As a result of this analysis, the Company established a reserve at quarter end related to its electricity trading and marketing portfolio. The reserve resulted principally from consideration of continuing market volatility, counterparty credit risks and its market bias. In the opinion of management, the reserves are adequate to address known exposures and market risks as of the balance sheet date. The analysis was performed considering the recent issuance of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") (Note 9) and the current discussion by the Emerging Issues Task Force regarding accounting for the purchase and sale of energy trading contracts prior to the effective date and/or adoption of Statement No. 133. The reserves will be monitored and adjusted regularly as indicated by changes in market conditions, the Company's trading and marketing portfolio and other circumstances.

NOTE 3 -- BUSINESS COMBINATIONS AND SIGNIFICANT RESTRUCTURINGS

DESTEC ENERGY, INC. ACQUISITION. On June 27, 1997, DYNEGY acquired Destec Energy, Inc. ("Destec"), an independent power producer, for $1.26 billion, or $21.65 per share of Destec common stock. Concurrent with the acquisition, DYNEGY sold Destec's international facilities and operations for $439 million. Subsequently, certain non-strategic domestic assets were sold for $296 million. Such proceeds were used to retire indebtedness incurred in the acquisition. The Destec acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $718 million, inclusive of transaction costs and net of cash acquired, was allocated to the Destec assets acquired and liabilities assumed based on their estimated fair values as of June 30, 1997, the effective date of the acquisition for accounting purposes. The results of operations of the acquired Destec assets are consolidated with DYNEGY's existing operations beginning July 1, 1997. The following table reflects certain unaudited pro forma information for the six-months ended June 30, 1997 assuming the Destec acquisition occurred on January 1, 1997 (in thousands, except per share data):

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997



                                               1997
                                            ----------
          Pro forma revenues                $6,076,246
          Pro forma net income                  36,215
          Pro forma earnings per share            0.22


RESTRUCTURING OF NOVAGAS CLEARINGHOUSE, LTD. In June 1997, the Company and
NOVA Corporation ("NOVA") completed the restructuring of the companies' Canadian natural gas operations formerly executed through Novagas Clearinghouse, Ltd., Novagas Clearinghouse Limited Partnership and Novagas Clearinghouse Pipelines Limited Partnership (collectively "NCL"), a joint venture between NGC and NOVA. Effective April 1, 1997, DYNEGY Canada Inc. ("DCI"), a wholly owned indirect subsidiary of DYNEGY, acquired NCL's natural gas marketing business, excluding the natural gas aggregation business of Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NCL and sold its aggregate 49.9 percent interest in NCL to NOVA Gas International ("NGI"), a subsidiary of NOVA. NOVA assumed full ownership of NCL's gathering and processing business and the operations of Pan-Alberta. The restructuring included amendments to or termination of various agreements between NCL, DYNEGY, NOVA and certain affiliates of both DYNEGY and NOVA. DYNEGY and NOVA are pursuing separate midstream asset businesses in Canada with DYNEGY operating its Canadian marketing and midstream asset businesses through DCI.

RESTRUCTURING OF ACCORD ENERGY LIMITED ("ACCORD"). In early 1997, British Gas completed a restructuring whereby Centrica plc ("Centrica") was demerged from British Gas and British Gas was renamed BG plc ("BG"). Centrica became the Company's joint venture partner in Accord. BG holds the approximate 26 percent stake in DYNEGY's common stock formerly held by British Gas. On May 2, 1997, Centrica and the Company completed a restructuring of Accord by converting certain common stock interests in Accord to participating preferred stock interests as of an effective date of January 1, 1997. Centrica and the Company own 75 percent and 25 percent, respectively, of the outstanding participating preferred stock shares of Accord. The participating preferred stock has (a) the right to receive cumulative dividends on a priority basis to other corporate distributions by Accord, and (b) limited voting rights. In addition, Centrica has an option to purchase the Company's participating preferred stock interest at any time after July 1, 2000, at a formula based price, as defined in the agreement. As part of the reorganization, Centrica will operate Accord while DYNEGY obtained the right to market natural gas, gas liquids and crude oil in the United Kingdom, which occurs through its wholly owned subsidiary Dynegy UK Limited ("Dynegy UK"). In addition, as part of the restructuring, Dynegy UK acquired Accord's existing crude oil marketing business effective July 1, 1997. No gain or loss was recognized as a result of this restructuring and DYNEGY's investment in Accord continues to be accounted for under the equity method.

NOTE 4 -- EARNINGS PER SHARE

Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to outstanding shares of the Series A Participating Preferred Stock, stock options outstanding and a warrant.

NOTE 5 -- UNCONSOLIDATED AFFILIATES

At June 30, 1998, DYNEGY's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a
38.75 percent partnership interest in Gulf Coast Fractionators; a 25 percent interest in Midstream Barge Company, L.L.C.; a 49 percent partnership interest in West Texas

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997

LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in fifteen partnerships, each formed to build (or buy), own and operate cogeneration power generation facilities; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; and a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance. Also, at June 30, 1998, the Company had two cost-basis investments: Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                                          SIX-MONTHS ENDED JUNE 30,
                                  ----------------------------------------
                                          1998                1997
                                  -------------------   ------------------
                                              Equity               Equity
                                   Total      Share      Total     Share
                                  --------   --------   -------   --------
                                              ($ in thousands)

        Revenues (1)              $418,274   $176,610   $96,951   $ 38,632
                                  ========   ========   =======   ========

        Operating margin (1)      $166,783   $ 67,351   $39,902   $ 16,038
                                  ========   ========   =======   ========

        Net income (1)            $ 64,961   $ 21,856   $31,536   $ 14,195
                                  ========   ========   =======   ========

---------------
(1) The quarterly financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord and NCL as such information was unavailable for the current period or is incompatible with current presentation.

During the second quarter of 1998, the Company purchased all of the outstanding partnership interests held by third parties in three limited partnerships, each formed for the purpose of owning and operating a power generation facility in the State of California. The aggregate acquisition cost approximated $11 million. As a result of the acquisition of these interests, the Company now consolidates the aggregate assets and liabilities associated with these projects.

NOTE 6 -- LONG-TERM DEBT

In May 1998, the Company amended its revolving bank credit agreement. The amended agreement ("Credit Agreement") is divided into two parts, a $400 million five-year facility and a $400 million 364-day facility, with borrowings under the Credit Agreement representing unsecured obligations of the Company. Borrowings under each facility bear interest at a Eurodollar rate plus a margin that is determined based principally on the Company's unsecured senior debt rating. In addition, the Company incurs a facility fee associated with each part of the Credit Agreement. Financial covenants in the restructured Credit Agreement are limited to a debt to capitalization test. At June 30, 1998, letters of credit and borrowings under the Credit Agreement aggregated $28.2 million and, after consideration of the $450 million of commercial paper outstanding at such date, unused borrowing capacity under the Credit Agreement approximated $321.8 million.

On May 20, 1998, the Company sold $175 million of 7.125 percent, 20-year debentures due May 15, 2018. The debentures were issued at a price of 99.654 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds of approximately $172 million. Proceeds from the sale of the debentures were used to retire short-term debt incurred in connection with the redemption of certain high-cost debt described in the following paragraph. The debentures represent senior unsecured obligations and rank pari passu with existing senior debt.

In February 1998, the Company delivered Notices of Redemption to the holders of its $105 million principal amount of 10.25% Subordinated Notes and $65 million principal amount of 14% Senior Subordinated Notes. On March 31, 1998 and April 15, 1998, the Company retired the Senior Subordinated Notes and the Subordinated Notes, respectively, pursuant to the redemption provisions contained in the respective indentures. DYNEGY funded the estimated aggregate redemption value of $180 million through a combination of borrowings under existing credit facilities and commercial paper issuances.

Included in the June 30, 1998 consolidated long-term debt balance are three notes aggregating $95.3 million having recourse only to the assets of the three power generation projects associated with the partnerships recently consolidated as a result of the acquisitions described in Note 5. Each of the three notes represents a fifteen-year term loan obligation payable in semi-annual

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


installments of principal plus accrued interest. Each note bears interest at a base rate plus a margin, as defined in each agreement. Interest rate swaps effectively fix the base rate on $72 million of the indebtedness at a weighted average rate of 7.65 percent.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company and San Joaquin CoGen, Inc., wholly-owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"). Dynegy Power Corp. (formerly Destec) and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of Dominion Energy, Inc. in the second quarter of 1998. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC
Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served by mail its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. Defendants have filed a motion with the court, seeking clarification of the July 20th Order. The parties are actively engaged in discovery and a trial date has been set for October 1998. The Partnership has previously advised the Federal Energy Regulatory Commission ("FERC") of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing as early as August 17, 1998, seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC determines that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin will seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc., wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Destec Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. in the Partnership. All general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL has sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships will continue throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severs out the Partnerships due to their Chapter 11 bankruptcy filings, (b) includes a finding of contract liability against the Destec Defendants, (c) dismisses the tortious interference claims against the Destec Defendants, and (d) assesses damages in an aggregate amount of approximately $31,000,000. On the same day, the Destec Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. In the event the appeal is unsuccessful, the liability of the Destec Defendants under the judgment will be limited to that portion of the damage award not paid to SOCAL by the Partnerships through the Chapter 11 bankruptcy proceedings.

The PG&E and SOCAL litigations represent pre-acquisition contingencies acquired by the Company in the Destec acquisition. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loans used to construct the power generation facilities owned by the respective Partnerships. Chalk Cliff and San Joaquin believe there is little incentive for their lenders to call on this cross-guarantee at this time. In the opinion of management, the Company's financial position or results of operations would not be materially adversely effected if the lenders chose to exercise their option under the terms of such arrangements.

On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. Dynegy believes the allegations made by MID are meritless and will vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination, the Destec acquisition and in connection with the acquisition of certain gas processing and gathering
facilities from Mesa Operating Limited Partnership.   The Company believes,
based on its review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims, which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 8 -- CAPITAL STOCK

At June 30, 1998, employee stock options aggregating 3.7 million shares were exercisable at prices ranging from $2.03 to $21.63 per share. Employee stock option grants made from 1993 to 1997 will become exercisable during the remainder of 1998 and in 1999, respectively, resulting in the potential exercise of approximately 6.4 million shares during that period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2003 at prices ranging from $2.03 to $21.63. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares that may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares that may become available to the market.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open-market transactions. The timing and number of shares ultimately

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 917,100 shares at a total cost of $14.4 million, or $15.67 per share on a weighted average cost basis, through June 30, 1998.

NOTE 9 -- RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). In February 1998, the FASB issued Statement No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits" ("Statement No. 132") that revised disclosure requirements for pension and other postretirement benefits. Statement No. 132 does not impact DYNEGY's disclosure or reporting. During the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position ("SOPs"), "Reporting on the Costs of Start-up Activities" and "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Finally, in June 1998, the FASB issued Statement No. 133.

Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full-set of general purpose financial statements. This standard does not currently alter the Company's reporting of operating results.

Statement No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 supersedes or amends existing authoritative literature governing segment reporting, reporting of significant customers, reporting of geographic operations and reporting of previously unconsolidated subsidiaries. The new statement is effective for annual periods ending after December 15, 1997, and comparative information for earlier years is to be restated. The statement need not be applied to interim financial statements in the initial year of its application. The Company is assessing the impact Statement No. 131 will have on its financial disclosures, if any, and intends to adopt the provisions of such statement within the timeframe and in accordance with the requirements provided by the statement.

The SOPs establish guidance on the financial reporting for start-up costs and organization costs, as defined, and on accounting for the costs of computer software developed or obtained for internal use. The Company's current accounting methodologies adhere to the provisions contained in the SOPs in all material respects.

Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard also established certain conditions precedent in order to designate and report derivative instruments as hedges of certain assets, liabilities, firm commitments and other transactions, as defined by the statement. Finally, Statement No. 133 expressly defined the accounting for changes in the fair value of a derivative based principally on the intended use of the derivative and its designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early adoption is permitted, but only as of the beginning of any quarter following issuance of the statement and provisions of the statement do not require retroactive application to financial statements of prior periods.

Utilization of derivative instruments is an integral part of managing the market and operational risks affecting the Company in the normal course of operating its business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments and inventories in its natural gas, natural gas liquids, electricity and coal businesses in order to minimize the risk of market fluctuations. Additionally, the Company may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio. DYNEGY also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. Statement No. 133 amends, modifies or supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


The Company does not anticipate that its current mark-to-market accounting for fixed-price natural gas contracts will be significantly affected by the adoption of Statement No. 133. However, provisions in the standard will affect the accounting for trading and marketing operations currently accounted for under the accrual method. The Company is assessing the impact Statement No. 133 will have on its financial accounting and disclosures and intends to adopt the provisions of such statement within the timeframe and in accordance with the requirements provided by the statement.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

GENERAL

Effective at the close of business on July 6, 1998, NGC Corporation ("NGC") changed its name to Dynegy Inc. ("DYNEGY" or the "Company"). Concurrent with the change in name, DYNEGY also changed its New York Stock Exchange symbol to DYN. All subsidiaries of the Company now operate under the DYNEGY name.

COMPANY PROFILE.   DYNEGY is one of the leading marketers of energy products and services in North America. The Company holds a leadership position in the marketing of natural gas, natural gas liquids and electricity and is a leading gatherer, processor and transporter of natural gas liquids through direct and indirect ownership and operation of natural gas processing plants, fractionators, storage facilities and pipelines. These activities combined with a substantial independent power generation business enable the Company to provide energy solutions to customers throughout North America and in the United Kingdom, Colombia and Australia.

The Company is a holding company that conducts substantially all of its business through its subsidiaries. From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances with certain of its shareholders resulting in the formation of a midstream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc. ("Holding"), a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation. On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates (collectively "Chevron") whereby substantially all of Chevron's midstream assets were merged with NGC ("Chevron Combination"). In June 1997, NGC acquired Destec Energy, Inc. ("Destec"), a leading independent power producer. Effective at the close of business on July 6, 1998, NGC changed its name to Dynegy Inc. By virtue of the growth of DYNEGY's core businesses combined with the synergies derived from these transactions, DYNEGY has established itself as an industry leader providing quality, competitively priced energy products and services to customers primarily throughout North America and in the United Kingdom.

The Company currently reports operations under three primary business segments: the Wholesale Gas and Electric Business ("Wholesale Businesses"), the Natural Gas Liquids Business ("Liquids Businesses") and Global Operations ("Global Businesses").

RECENT DEVELOPMENTS. DYNEGY continued successful execution of key operating and business strategies during the recent quarter. Key accomplishments during the period, which are further discussed below, included: (i) formation of an additional retail energy marketing alliance in the southeast United States; (ii) the formation of asset management and marketing alliances with electric utilities, municipalities and others; (iii) growth in power generating assets and infrastructure; (iv) continued restructuring and reorganization of the Company's natural gas liquids businesses through the formation of a joint venture and discrete asset dispositions; (v) the sale of non-strategic assets and operations; and (vi) the continued restructuring of the Company's long-term debt portfolio.

WHOLESALE BUSINESSES -

On July 15, 1998, AGL Resources Inc., Piedmont Natural Gas Company, Inc. and DYNEGY announced the formation of SouthStar Energy Services L.L.C. ("SouthStar"). The venture, headquartered in Atlanta, Georgia, offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeast region of the United States. The products and services will include natural gas, electricity, fuel oil and propane, along with related retail services. The formation of SouthStar represents a furtherance of DYNEGY's strategy of forming alliances with

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


entities that possess a regional presence in order to serve the retail energy customer base throughout North America. DYNEGY now has interests in four regional alliances with partners having strong regional retail presence in Canada and in the northeast, the midwest and southeast regions of the U.S.

During the period, DYNEGY announced an agreement to manage the natural gas supply, transportation and storage for the city of Richmond, Virginia. The arrangement represents a full-service energy supply and asset management arrangement requiring DYNEGY to assure all gas supply requirements for the city of Richmond as well as requiring DYNEGY to manage more than 200 MMcf/d of firm transportation capacity and 3.6 Bcf of firm storage capacity.

On May 14, 1998, DYNEGY and Florida Power Corporation, a Florida Progress Corporation company located in St. Petersburg, Florida, announced an agreement to form a power marketing alliance that will operate in the U.S. wholesale electric and natural gas markets. The alliance creates a commercial relationship between a power marketer and a utility focused on developing wholesale energy markets in Florida and other regions. It will broaden each company's ability to conduct electric power and related fuel transactions by combining the energy marketing, trading and risk management skills of DYNEGY with the current power marketing capabilities and over 8,500 megawatts of power generation assets of Florida Power.

During the quarter, DYNEGY announced its intention to develop a 220 megawatt power generating facility in Dona Ana County, New Mexico, and a 600 megawatt power generating facility in Rockingham County, North Carolina. Commercial operations for both facilities are expected to begin in 2000. Additionally, DYNEGY announced an alliance with NICOR to jointly pursue wholesale generation and cogeneration power projects in six midwest states.

During the period, DYNEGY and its partner NRG Energy, Inc. ("NRG"), a wholly owned subsidiary of Northern States Power Company, consummated the acquisitions of the 560 megawatt gas-fired Long Beach Generating Facility for $30.0 million and the 1,020 megawatt gas-fired El Segundo Generating Facility for $87.9 million. DYNEGY is the lead party on fuel procurement, power marketing and asset management for the ventures, while NRG will operate both facilities. The facilities were acquired by separate partnerships, with DYNEGY and NRG each owning a 50 percent interest in the two ventures. DYNEGY's aggregate capital outlay associated with the two acquisitions approximated $59 million. Additionally, during the second quarter the Company purchased the interests held by third parties in three partnerships, each formed for the purpose of purchasing, building and operating power generation facilities in California. The aggregate purchase price associated with these purchases approximated $11 million.

LIQUIDS BUSINESSES -

On July 9, 1998, Texaco and DYNEGY announced the formation of Versado Gas Processors L.L.C. (`Versado"), a joint venture of both companies' natural gas processing facilities in southeast New Mexico and west Texas. DYNEGY will own a 63 percent interest in the venture and will operate the combined facilities with the intent of gaining efficiencies in operations and economies of scale consistent with DYNEGY's strategy of asset rationalization and restructuring that is intended to increase profitability through higher utilization, lower costs and improved performance. Versado's processing and related gathering facilities have a combined processing capacity of approximately 340 million cubic feet of gas per day.

On July 7, 1998, DYNEGY announced that its wholly owned subsidiary Dynegy Canada Inc. had acquired the Mazeppa and Gladys gas processing plants and associated gathering lines located in Alberta, Canada, from Compton Petroleum Corporation. The acquisition of these midstream assets represents the re-establishment of DYNEGY's Canadian asset base that will complement existing Canadian gas marketing and trading operations.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


DYNEGY announced the closing of the sale of the Ozark Gas Transmission System to an affiliate of Oklahoma City-based Enogex Inc. for $55 million on August 4, 1998, and on July 20, 1998 disclosed a letter of intent to sell substantially all of its U.S. crude oil transportation and marketing assets. In addition, the Company sold its interest in a non-strategic natural gas processing plant during the period. Aggregate net sales proceeds from these dispositions will strengthen short-term financial position and supplement cash flow for redeployment into strategic endeavors.

GLOBAL BUSINESSES -

In early July DYNEGY announced an agreement in principle to form the first natural gas and power marketing joint venture in the Colombian wholesale electric and natural gas markets. DYNEGY's joint venture partner is ISAGEN S.A. E.S.P., currently the third largest power generating company in Colombia, with generating capacity of 1,661 megawatts, or 15 percent of total Colombian generating capacity. The alliance is expected to offer wholesale customers in Colombia a full spectrum of energy products and services.

DEBT PORTFOLIO RESTRUCTURING -

In May 1998, the Company amended its revolving bank credit agreement. The amended agreement ("Credit Agreement") is divided into two parts, a $400 million five-year facility and a $400 million 364-day facility, with borrowings under the Credit Agreement representing unsecured obligations of the Company. The Credit Agreement combined with the Company's commercial paper program and money market lines of credit provide management with significant liquidity to manage working capital and strategic capital investing requirements.

On May 20, 1998, the Company sold $175 million of 7.125 percent, 20-year debentures due May 15, 2018. The debentures were issued at a price of 99.654 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds of approximately $172 million. Proceeds from the sale of the debentures were used to retire short-term debt incurred in connection with the redemption of certain high-cost debt described in the following paragraph.

In February 1998, the Company delivered Notices of Redemption to the holders of its $105 million principal amount of 10.25% Subordinated Notes and $65 million principal amount of 14% Senior Subordinated Notes. On March 31, 1998 and April 15, 1998, the Company retired the Senior Subordinated Notes and the Subordinated Notes, respectively, pursuant to the redemption provisions contained in the respective indentures. DYNEGY funded the estimated aggregate redemption value of $180 million through a combination of borrowings under existing credit facilities and commercial paper issuances.

In August 1998, the Company filed a Registration Statement for the purpose of registering certain securities for sale or issuance by the Company, from time-to-time, in an aggregate amount not to exceed $500 million, pursuant to Rule 415 of the Securities Act of 1933. The transaction timing and specific terms of the particular securities to be issued will be set forth in prospectus supplements, but such securities may take the form of debt, preferred stock, common stock, security warrants or trust debentures as provided for in the Registration Statement.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", and "expect" are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on DYNEGY's results of operations and financial condition are: (i) competitive practices in the industries in which DYNEGY competes, (ii) fluctuations in energy commodity prices which have not been properly hedged or which are inconsistent with DYNEGY's open position in its energy marketing activities, (iii) operational and systems risks, (iv) environmental liabilities which are

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


not covered by indemnity or insurance, and (v) the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general, and DYNEGY's operations in particular.

IMPACT OF PRICE FLUCTUATIONS. Operating margin earned by the Wholesale Businesses, exclusive of risk-management activities, is relatively insensitive to commodity price fluctuations since most of this segment's purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from the segment's risk-management activities. DYNEGY generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio. To the extent a net open position exists, fluctuating commodity market prices can impact DYNEGY's financial position or results of operations, either favorably or unfavorably. Further, differences in the comprehensive methods of accounting for North American fixed-price natural gas transactions, which are accounted for under the mark-to-market method, and electricity marketing transactions, which are accounted for under accrual accounting, create differences in the timing of the recognition of such commodity price movements. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Fuel costs, principally natural gas, represent the primary variable cost impacting margins at the Company's power generating facilities. Historically, operating margins have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current spot or index natural gas price allowing revenues to adjust directionally with changes in natural gas prices.

Operating margins associated with the Liquids Businesses' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices principally as a result of contractual terms under which products are sold by these businesses. Based upon current operations, a one cent movement in the annual average price of natural gas liquids would impact annual operating margin by approximately $10 million. The operating margin in these businesses is relatively insensitive to fluctuations in natural gas prices as a result of the mitigating impact of fuel costs in the Company's fractionation operations and residue gas sales in its gathering and processing activities. Commodity price fluctuations also impact the operating margins derived from the Liquids segment's natural gas liquids and crude oil marketing businesses. In order to manage its exposure to price risks in these businesses, the Company, from time to time, will enter into financial instrument contracts to hedge purchase and sale commitments and inventories.

SEASONALITY. DYNEGY's revenue and operating margin are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, electricity marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with electricity marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season. The Liquids Businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price consistent with the trend in the Company's natural gas operations as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business strategy has been to grow horizontally across all sectors of the midstream energy business segment through strategic acquisitions or construction of core operating facilities in order to capture the significant synergies which management believes exist among these types of assets and DYNEGY's natural gas, electricity and natural gas liquids

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


marketing businesses. In addition, the Company is extensively involved in risk management activities, which complement its firm purchase and sales commitments, capacity, transportation and other similar obligations.

DYNEGY has historically relied upon operating cash flow and borrowings from a combination of sales of commercial paper, money market lines of credit, the Credit Agreement and various long-term debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market bank lines for general corporate purposes, including short-term working capital requirements. At June 30, 1998, commercial paper outstanding totaled $450 million at an interest rate of 6.92 percent and amounts outstanding under uncommitted money market bank lines totaled $6 million at an interest rate of
6.73 percent. The weighted average interest rates for commercial paper and uncommitted money market bank lines during the three-months ended June 30, 1998 were 5.72 percent and 5.88 percent, respectively.

CREDIT AGREEMENT. As stated previously, DYNEGY restructured its Credit Agreement in May 1998 establishing an $800 million facility divided into two parts, a $400 million five-year facility and a $400 million 364-day facility. At June 30, 1998, letters of credit and borrowings under the Credit Agreement aggregated $28.2 million and after consideration of the outstanding commercial paper, unused borrowing capacity under the Credit Facility approximated $321.8 million.

SENIOR NOTES. As stated previously, on May 20, 1998, the Company sold $175 million of 7.125 percent, 20-year debentures due May 15, 2018. Interest on the
7.125 percent notes is payable semiannually on May 15 and November 15 of each year. In October 1996, DYNEGY sold $175 million of 7.625 percent 30-year Senior Notes due 2026 ("Senior Debentures"). Interest on the Senior Debentures is payable semiannually on April 15 and October 15 of each year. The Senior Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price. On December 15, 1995, the Company sold $150 million of 6.75 percent Senior Notes due 2005 ("Senior Notes"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year.

CHEVRON NOTE. As part of the Chevron Combination, DYNEGY assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). The Chevron Note bears interest at an effective rate of 6.4 percent per annum payable semiannually in arrears each February and August. Should Chevron choose not to demand payment of the Chevron Note then principal plus accrued interest is payable in full on August 14, 2004. DYNEGY has the right, at any time on or after August 31, 1998, to prepay in whole or in part the principal and accrued interest outstanding under the Chevron Note.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEFERRABLE INTEREST DEBENTURES. During May 1997, DYNEGY Corporation Capital Trust I ("Trust"), a wholly owned subsidiary of DYNEGY, issued in a private transaction $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities (referred to herein as "Guaranteed Preferred Beneficial Interests in Subordinated Deferrable Interest Debentures" or "Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. Proceeds from issuance of the Securities were used to reduce amounts outstanding under the Credit Agreement. During October 1997, the Trust completed an exchange offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments and inventories in its natural gas, natural gas liquids, electricity and coal businesses in order to minimize the risk of market fluctuations.
DYNEGY also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. A comparison of the absolute

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


notional contract amounts associated with commodity risk-management, interest rate and forward exchange contracts, respectively, as of June 30, 1998 and December 31, 1997, is as follows:


                                                                     June 30, December 31,
                                                                       1998       1997
                                                                     --------   --------
   Natural Gas (Trillion Cubic Feet)                                    3.459      2.558
   Electricity (Million Megawatt Hours)                                 2.723      2.244
   Natural Gas Liquids (Million Barrels)                                2.250      4.355
   Crude Oil (Million Barrels)                                         22.607     14.920
   Interest Rate Swaps (in thousands of US Dollars)                  $ 72,132   $180,000
   Weighted Average Fixed Interest Rate Paid on Swaps                   7.657      6.603
   U.K. Pound Sterling (in thousands of US Dollars)                  $ 74,638   $ 74,638
   Average U.K. Pound Sterling Contract Rate (in US Dollars)         $ 1.5948   $ 1.5948
   Canadian Dollar (in thousands of US Dollars)                      $ 49,621   $ 37,041
   Average Canadian Dollar Contract Rate (in US Dollars)             $ 0.7113   $ 0.7240

The Company's electric power marketing and trading business benefited substantially during the quarter from opportunities created by extreme market volatility experienced in certain U.S. markets. Management believes that such volatility will continue as the electricity markets deregulate throughout the U.S. Such volatility will result principally from imbalances between supply and demand created by illiquidity in certain markets resulting from, among other things, the lack of a mature regional trading and price discovery mechanism, transmission constraints resulting from continued regulation in certain U.S. markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively. These matters may significantly affect periodic results. Management will continue to monitor exposure to these and other market and business risks and will adjust valuation reserves accordingly as indicated by changing circumstances.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments and subsegments for the three- and six-month periods ended June 30, 1998 and 1997, respectively. Both the continuity of operations and the resulting comparability of results between periods are impacted by the Destec acquisition and the reorganizations of the Company's operations in Canada and in the United Kingdom.

================================================================================

                                                                   THREE-MONTHS ENDED JUNE 30,     SIX-MONTHS ENDED JUNE 30,
                                                                   ---------------------------     -------------------------
                                                                      1998             1997           1998           1997
                                                                   ----------       ----------     ----------     ----------
                                                                                       ($ US IN THOUSANDS)
OPERATING MARGIN (1)(2):
  WHOLESALE GAS AND ELECTRIC BUSINESS -
    Natural Gas Marketing                                          $   28,121       $   40,749     $   54,174     $   58,354
    Electric Power Marketing                                           25,986            2,753         23,551          4,676
    Power Generation                                                   11,292              ---         20,807            ---
                                                                   ----------       ----------     ----------     ----------
  TOTAL WHOLESALE GAS AND ELECTRIC BUSINESS                            65,399           43,502         98,532         63,030
                                                                   ----------       ----------     ----------     ----------
  NATURAL GAS LIQUIDS BUSINESS (AND OTHER US OPERATIONS)
    Natural Gas Processing - Field Plants                              15,821           34,331         38,437         83,658
    Natural Gas Processing - Straddle Plants                            1,471            8,868          6,651         12,311
    Fractionation                                                       5,994            5,444         13,246         11,526
    Natural Gas Liquids Marketing                                       8,966                5         22,684        (16,330)
                                                                   ----------       ----------     ----------     ----------
                                                                       32,252           48,648         81,018         91,165
                                                                   ----------       ----------     ----------     ----------
    Crude Oil Marketing                                                 2,766              470          5,475           (529)
    Natural Gas Gathering and Transmission                              2,357            4,740          6,413          8,894
                                                                   ----------       ----------     ----------     ----------
                                                                        5,123            5,210         11,888          8,365
                                                                   ----------       ----------     ----------     ----------
  TOTAL NATURAL GAS LIQUIDS BUSINESS (AND OTHER
  US OPERATIONS)                                                       37,375           53,858         92,906         99,530
                                                                   ----------       ----------     ----------     ----------
  GLOBAL:
    Gas Sales                                                           3,580              315          9,672            665
    LPG Sales                                                           1,561               92          3,794          1,889
                                                                   ----------       ----------     ----------     ----------
  TOTAL GLOBAL OPERATIONS                                               5,141              407         13,466          2,554
                                                                   ----------       ----------     ----------     ----------
TOTAL OPERATING MARGIN                                             $  107,915       $   97,767     $  204,904     $  165,114
                                                                   ==========       ==========     ==========     ==========
OPERATING STATISTICS (1)(2):
  Natural Gas Marketing (Bcf/d) -
    U.S. Sales Volumes (3)                                                5.3              6.2            5.9            6.2
    Canadian Sales Volumes (4)                                            2.3              1.6            2.2            ---
    U.K.                                                                  0.6              0.1            0.6            0.1
                                                                   ----------       ----------     ----------     ----------
                                                                          8.2              7.9            8.7            6.3
                                                                   ==========       ==========     ==========     ==========
  Electric Power Marketing - Million Megawatt Hours Sold                 26.6             16.6           51.5           34.0
  Power Generation (Million Megawatt Hours Generated) -
    Gross                                                                 3.5              ---            6.8            ---
    Net                                                                   2.3              ---            4.4            ---
  Natural Gas Liquids Processed (MBbls/d - Gross) -
    Field Plants                                                         85.2             83.8           86.0           82.1
    Straddle Plants                                                      31.9             46.9           36.3           47.6
  Fractionation - Barrels Received for Fractionation (MBbls/d)          156.0            172.0          192.3          160.9
  NGL Marketing - Sales Volumes (MBbls/d)                               378.6            382.7          405.0          403.3
  Natural Gas Gathering and Transmission (MMcf/d)                         0.4              0.4            0.4            0.4
  Crude Oil Marketing - Sales Volumes (MBbls/d)                         281.5            176.4          238.6          164.2
  Global LPG -- LPG Sales Volumes (MMBbls) (5)                            4.4              8.6            9.8           12.5

================================================================================

(1) The Destec acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective July 1, 1997.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


     The reorganization of the Company's Canadian operations was effective
     April 1, 1997, and the reorganization of the Company's operations in the United Kingdom was effective January 1, 1997.
(2) Information excludes the Company's proportionate share of margin and operating statistics associated with ventures accounted for under the equity method. In 1998, the most significant operations included equity investments in Accord Energy Limited ("Accord"), Venice Energy Services Company L.L.C. ("VESCO"), West Texas Pipeline Partnership ("West Texas Pipeline"), Gulf Coast Fractionators ("GCF") and interests in certain partnerships each owning power generating assets. Significant equity investments in the 1997 period included the operations of Accord, Novagas Clearinghouse, Ltd. ("NCL"), VESCO, West Texas Pipeline and GCF, respectively.
(3)  Includes immaterial amounts of inter-company gas sales for both periods.
(4) Represents volumes sold by DYNEGY Canada, Inc. Volumes sold by NCL prior to the reorganization are not comparable.
(5)  Includes inter-company sales for all periods.


THREE-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

For the quarter ended June 30, 1998, DYNEGY realized net income of $23.4 million, or $0.14 per share, on revenues of $3.3 billion. This compared with net income of $32.1 million, or $0.19 per share, on total revenue of $2.7 billion reported in the second quarter of 1997. Prior period results include an after-tax benefit of $14.6 million, or $0.09 per share, related to certain adjustments to gas marketing sales accruals.

Consolidated operating margin for the second quarter of 1998 totaled $107.9 million as compared to $97.8 million in the corresponding 1997 period, which, after taking into account the $22.5 million pre-tax benefit associated with the adjustments referred to in the previous paragraph, is normalized to $75.3 million. The improved consolidated operating margin reflected an expanding wholesale gas and electricity marketing operation driven by volatility in the electricity markets and continued strong gas marketing per unit margins offset by lower operating results in the Company's liquids businesses resulting principally from lower commodity prices period to period. The Wholesale Businesses contributed $65.4 million to the 1998 consolidated operating margin, compared to $43.5 million reported a year ago; whereas, the Liquids Businesses contributed an aggregate $37.4 million to the consolidated operating margin or $16.5 million less than the $53.9 million reported in 1997. Global Operations contributed $4.7 million more in margin during the 1998 period as compared to the same period in 1997. Operating income totaled $36.6 million in the second quarter of 1998 compared to $34.8 million in the comparable 1997 period, an increase of $1.8 million, reflecting the aforementioned increase in consolidated operating margin offset by increases in both depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense results principally from the depreciable assets acquired in the Destec acquisition, effective July 1, 1997 for accounting purposes, as well as the continued expansion of the Company's depreciable asset base resulting from other acquisitions and capital projects completed during the four quarters in the period ended June 30, 1998. The increase in depreciation and amortization expense was partially offset by the favorable impact on current period expense from the impact of the asset abandonments and impairments recognized during the fourth quarter of 1997. The increased level of general and administrative expenses period to period resulted principally from the incremental expense associated with the Destec acquisition, the reorganization and expansion of operations in Canada and the United Kingdom, expansion of the electricity marketing and global transportation businesses and the effect of increased overhead required to support the technology infrastructure improvements currently being implemented by the Company.

Incremental to DYNEGY's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $15.1 million to 1998 pre-tax quarterly earnings, compared to $13.4 million during the comparable 1997 period. The increase in equity earnings generally reflects the addition of equity investments acquired in the Destec acquisition offset by lower earnings from the Company's investments in Gulf Coast Fractionators ("GCF") and Venice Energy Services Company, L.L.C. ("VESCO"). Results for GCF and VESCO were influenced by the commodity pricing environment in 1998, downtime at the GCF facility resulting from routine maintenance during the 1998 period, insurance proceeds received by GCF in the 1997 period and a lower ownership interest in VESCO period to period. The following table provides a summary of equity earnings by investment for the comparable periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


                                            For the Three-Months Ended June 30,
                                            -------                     -------
                                              1998                        1997
                                            -------                     -------
Accord (1)                                  $ 4,500                     $ 4,500
Gulf Coast Fractionators                        891                       3,343
West Texas LPG Pipeline Limited Partnership   1,859                       1,744
Venice Energy Services Company, L.L.C.        1,163                       3,419
Destec equity investments (aggregate)         6,973                          --
Other, net                                     (285)                        411
                                            -------                     -------
                                            $15,101                     $13,417
                                            =======                     =======

1. For a discussion of the Accord restructuring, refer to Note 3 of the Condensed Consolidated Financial Statements.

Interest expense totaled $18.1 million for the quarter ended June 30, 1998, compared to $13.2 million for the equivalent 1997 period. The increase of $4.9 million is attributed to higher average outstanding principal amounts in 1998 resulting primarily from debt used to finance the Destec acquisition.

During the second quarter of 1997, the Company sold $200 million of 8.316% Guaranteed Preferred Beneficial Interests in Subordinated Deferrable Interest Debentures. The accumulated distributions attributable to these Trust Securities are reported as minority interest in income of a subsidiary in the consolidated statements of operations. Accumulated distributions associated with these Trust Securities totaled $4.2 million for the quarter ended June 30, 1998 as compared to $1.5 million in the comparable 1997 period.

Other income and expenses, net totaled $5.6 million in the quarter ended June 30, 1998 compared to $10.2 million in the 1997 period. Both periods were influenced by gains recognized on asset sales. The 1998 period included a pretax gain of $4.8 million related to the sale of a natural gas processing facility, while the 1997 period included $7.8 million attributed to the pretax gain on the sale of a 49.9 percent interest in Novagas Clearinghouse Ltd. The remaining amounts of other income and expense in both periods consisted of interest income, minority interests in consolidated subsidiaries and certain other non-recurring income and expense items.

The Company reported an income tax provision of $11.6 million for the three-month period ended June 30, 1998, representing an effective tax rate of 33 percent, compared to an income tax provision of $11.5 million and an effective rate of 26 percent for the equivalent 1997 period. The difference between the aforementioned effective rate and the statutory rate of 35 percent for the three-month period ended June 30, 1998, results principally from permanent differences arising from the amortization of certain intangibles and debt premiums and, to a lesser degree, state income taxes. The difference between the aforementioned effective rate and the statutory rate of 35 percent for the three-month period ended June 30, 1997, results principally from permanent differences attributable to amortization of certain intangibles, state income taxes and the tax effect of the sale of the NCL interest.

WHOLESALE GAS AND ELECTRIC BUSINESSES

Operating margin for the three-month period ended June 30, 1998, totaled $65.4 million compared with $43.5 million in the same 1997 period. Included in the 1997 quarterly operating margin is a $22.5 million benefit resulting from adjustments related to a reconciliation and true-up to actual results of certain gas marketing accruals made in prior periods for price and volumes. As a result, normalized operating margins in that period totaled $21.0 million. The significant increase in operating margin period to period generally reflects higher electricity marketing volumes, higher normalized per unit margins on both gas and power sales and the contribution of operating margin from the power generation business.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


Total natural gas volumes sold in North America decreased to 7.6 billion cubic feet per day from 7.8 billion cubic feet per day during last year's second quarter, principally as a result of reduced volumes in the U.S. reflecting intentional elimination of certain marginally profitable sales from DYNEGY's sales portfolio. The decrease in U.S. sales volumes was partially offset by increased natural gas sales volumes in Canada period to period. North American per unit natural gas sales margins averaged $0.041 per thousand cubic feet for the 1998 quarter compared to a normalized per unit margin of $0.026 per unit in 1997 reflecting the positive impact on operating margin of the selectivity analysis performed on the gas sales portfolio.

Electricity marketing continued to improve its sales volumes dramatically, increasing total megawatt hours sold by 10.0 million period to period. The Company's electric power marketing and trading business benefited substantially during the quarter from opportunities created by extreme market volatility experienced in certain U.S. markets, particularly in the midwest. The Company recorded certain reserves at quarter end in consideration of continuing market volatility, counterparty credit risks and its market bias.

The Company's power generation operations, acquired effective June 30, 1997, contributed $11.3 million of operating margin and $7.0 million of equity earnings during the 1998 period. The Company's ownership of power generating assets is predominantly through varying interests held in partnerships that own and operate power generation facilities. During the period, the power generating assets in which NGC maintains an interest generated 3.5 million megawatt hours of electricity (2.3 million megawatt hours, net to the Company's interest).

NATURAL GAS LIQUIDS BUSINESSES

Operating margin in this segment dropped to $37.4 million from the $53.9 million reported in the comparable 1997 period. The lower 1998 operating margins were principally a result of the negative impact lower industry-wide average natural gas liquids prices had on the segment's gas processing business mitigated, in part, by aggressive management of inventories, which contributed to improved operating margins in the natural gas liquids marketing business period to period. The segment owns interests in joint ventures, partnerships and limited liability companies that contributed an aggregate $4.2 million to pre-tax earnings during the three-months ended June 30, 1998, compared with $8.8 million in the comparable 1997 period. As described previously, the segment's lower equity earnings period to period reflect the aforementioned impact that lower average natural gas liquids prices had on the domestic investments and an insurance reimbursement of $1.8 million recognized in earnings in the 1997 period.

Natural gas liquids production volumes decreased 10 percent this quarter to
117.1 thousand barrels per day from 130.7 thousand barrels per day in the second quarter last year, principally as a result of reduced volumes at the Company's straddle plant facilities. The straddle plants were shutdown during a portion of the 1998 period as a result of unfavorable economics created by lower spreads between natural gas and natural gas liquids prices. NGL marketing volumes sold were essentially flat period to period while volumes received for fractionation decreased from 172,000 barrels per day to 156,000 barrels per day reflecting the straddle plant closures among other factors.

The segment's operating margins include amounts attributed to the Ozark Gas Transmission System and the U.S. crude oil marketing operations. Closing on the sale of Ozark occurred in August 1998 and the Company expects to recognize an approximate $27 million pretax gain on this sale in the third quarter. The sale of the U.S. crude oil marketing assets is expected to close in the fourth quarter of 1998. The Company expects to recognize a gain on this transaction, subject to further negotiation and finalization of the transaction.

GLOBAL BUSINESSES

The segment benefited from improved operating margins in the UK reflecting the expanding energy marketing operations, which were essentially a start-up operation during the 1997 period. The segment also reflects improved margins in LPG sales offset by lower volumes.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

For the six-months ended June 30, 1998, DYNEGY realized net income of $35.8 million, or $0.21 per share, on revenues of approximately $6.6 billion. This compared with net income of $36.7 million, or $0.22 per share, on total revenue of $6.0 billion reported in the same 1997 period. Results for the 1997 period included an aggregate after-tax charge of $24.9 million, or $0.15 per share, related to the Company's liquids businesses and a reserve related to an investment in a gas storage project, partially offset by a $5.7 million, or $0.03 per share, benefit resulting from the previously discussed gas marketing accrual adjustment. Normalized earnings for the first six months of 1997, which exclude the aforementioned charges and benefit, totaled $55.9 million, or $0.34 per share. Cash flow provided by operating activities totaled $93.2 million in 1998 compared to $167.4 million during the 1997 period.

Consolidated operating margin for the first six months of 1998 totaled $204.9 million compared to $165.1 million in 1997, which is net of $14.5 million of pretax charges related to the aforementioned special items. The Wholesale Businesses operating margin totaled $98.5 million, an improvement of $35.5 million period to period. The Liquids Businesses contributed an aggregate $92.9 million to the consolidated operating margin, or $6.6 million less than the $99.5 million reported in 1997. Operating margin from Global Operations improved by $10.9 million in 1998. Operating income totaled $55.8 million for the six-months ended June 30, 1998, compared to $50.6 million in the comparable 1997 period. The increase of $5.2 million reflects the aforementioned increase in consolidated operating margin, which was partially offset by the aggregate increase in depreciation and amortization and general and administrative expenses. The increases in depreciation and amortization expense and general and administrative expenses result principally from the same reasons and circumstances that impacted these items during the three-months ended June 30, 1998, described previously.

The Company's equity share in the earnings of its unconsolidated affiliates contributed an aggregate $30.9 million to 1998 pretax year-to-date results, compared to $26.8 million during the comparable 1997 period. The increase in equity earnings generally reflects the addition of equity investments as part of the Destec acquisition offset by lower earnings from the Company's investments in GCF, VESCO and Accord Energy Limited. The following table provides a summary of equity earnings by investment for the comparable periods.

                                      For the Six-Months Ended June 30,
                                      ---------------------------------
                                               1998       1997
                                              -------    -------

 Accord (1)                                   $ 9,000    $13,500
 Gulf Coast Fractionators                       2,080      4,716
 West Texas LPG Pipeline Limited Partnership    3,576      3,284
 Venice Energy Services Company, L.L.C.         2,926      6,110
 Destec equity investments (aggregate)         14,127        ---
 Other, net                                      (853)      (807)
                                              -------    -------
                                              $30,856    $26,803
                                              =======    =======

1. For a discussion of Accord restructuring, refer to Note 3 of the Condensed Consolidated Financial Statements.

Interest expense totaled $34.1 million for the six-month period ended June 30, 1998, compared to $27.9 million for the same 1997 period. The increase of $6.2 million is principally attributed to the debt resulting from the Destec acquisition. Distributions associated with the Trust Securities totaled $8.3 million in 1998 compared to $1.5 million in 1997.

Other income and expenses, net totaled $7.2 million for the first six months of 1998 and was immaterial to the six-month period ended June 30, 1997. As discussed previously, the 1998 amount is primarily a result of the gain on sale of the gas processing facility.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


The Company reported an income tax provision of $15.7 million for the six-month period ended June 30, 1998, representing an effective tax rate of 30 percent, compared to an income tax provision of $11.3 million and an effective rate of 24 percent for the equivalent 1997 period. Differences between the aforementioned effective rates and the statutory rate of 35 percent for each of the six-month periods ended June 30, 1998 and 1997, respectively, result principally from the same factors impacting the effective rates for the three-month periods ended June 30, 1998 and 1997, previously discussed.

WHOLESALE GAS AND ELECTRIC BUSINESSES

Operating margin for the six-month period ended June 30, 1998, totaled $98.5 million compared with $63.0 million in the same 1997 period. The 1997 operating margin includes an $8.8 million benefit resulting from adjustments related to the aforementioned adjustments to gas marketing sales accruals. As a result, normalized operating margins in that period totaled $54.2 million. The El Nino-influenced mild winter during 1998 depressed demand for energy negatively impacting operating margin in the gas marketing business during the period. However, the focus placed by the Company on the quality of its gas sales portfolio rather than an emphasis on volumetric market share continues to enhance overall performance by this core business. The significant increase in electricity marketing and power generation operating margin and volumetric variances period to period principally result from the same factors impacting these items for the three-month periods ended June 30, 1998 and 1997, respectively.

NATURAL GAS LIQUIDS BUSINESSES

Operating margin for the six-month period ended June 30, 1998, totaled $92.9 million compared with $99.5 million in the same 1997 period. Both periods were negatively influenced by market conditions. As described previously, the El Nino-influenced mild winter during 1998 depressed demand for energy impacting industry-wide inventories of natural gas liquids. As a result, average natural gas liquids prices are at their lowest levels in several years, negatively impacting this segment's profitability. The 1997 operating margin included charges aggregating $23.3 million resulting from lower-of-cost-or-market writedowns of NGL and crude inventories and a hedge related loss. These charges were primarily a result of the precipitous drop in commodity prices during the first quarter of 1997. As discussed previously, the Company's emphasis on inventory management during the 1998 period has improved the segment's performance period to period. Variances in volumetric data principally reflect the same factors impacting the three-month period amounts previously discussed.

GLOBAL BUSINESSES

The 1998 period benefited substantially from improved operating margins in the UK reflecting the expanding energy marketing operations in that country. Natural gas sales volumes increased to 0.6 Bcf/d compared to 0.1 Bcf/d in 1997. Per unit volumes also increased significantly period to period. The segment also reflects improved margins in LPG sales offset by lower volumes.

OPERATING CASH FLOW

Cash flow from operating activities totaled $93.2 million for the six-month period ended June 30, 1998, compared to $167.4 million reported in the same 1997 period. Changes in operating cash flow reflect the operating results previously discussed herein and the continued focus on management of working capital, particularly trade accounts receivable and payable and the reduction of discretionary inventory volume purchases period to period . Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period to period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997


CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the six-months ended June 30, 1998, the Company spent a net $156.1 million, principally on the acquisition of power generating assets, construction costs associated with the previously disclosed Lake Charles fractionation facility and on expenditures for capital improvements at existing facilities. Additionally, during the period, the Company sold several discrete non-strategic assets, including a gas processing facility. During the first six months of 1997, the Company spent a net $113.1 million principally on acquisitions of additional interests in gas processing facilities, for contributions to joint ventures, on capital improvements at existing facilities and on capital additions at the Company's new headquarters. In addition, the Company acquired Destec on June 30, 1997, for $715.6 million, net of cash received and inclusive of transaction costs. Additionally, during that period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an agreement reached with the Federal Trade Commission related to the Chevron Combination.

DIVIDEND REQUIREMENTS AND STOCK REPURCHASES

DYNEGY declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. The Company paid approximately $4.0 million in cash dividends and distributions during each six-month period ended June 30, 1998 and 1997, respectively.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company acquired 262,200 shares of its stock through open-market trades during the six-month period ended June 30, 1998, at a total cost of $3.9 million, or $14.73 per share on a weighted average cost basis. For the six-month period ended June 30, 1997, the Company acquired 59,900 shares of its common stock in open-market transactions for an aggregate cost of $935,000.

                                  DYNEGY INC.

                          PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company and San Joaquin CoGen, Inc., wholly-owned direct and indirect subsidiaries of the Company as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"), a limited partnership which is now wholly-owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served by mail its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. Defendants have filed a motion with the court, seeking clarification of the July 20th Order. The parties are actively engaged in discovery and the September trial date has been moved to October 1998. The Partnership has previously advised the Federal Energy Regulatory Commission ("FERC") of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility were found by the court not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified the Partnership that it may make a FERC filing as early as August 17, 1998, seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. In the event the court or FERC determines that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin will seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc., wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Destec Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly-owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. in the Partnership. All general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL has sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships will continue throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severs out the Partnerships due to their Chapter 11 bankruptcy filings, (b) includes a finding of contract liability against the Destec Defendants, (c) dismisses the tortious interference claims against the Destec Defendants, and (d) assesses damages in an aggregate amount of approximately $31,000,000. On the same day, the Destec Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of

                                  DYNEGY INC.

                          PART II. OTHER INFORMATION


the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their judgment on June 4, 1998. The appeal process is anticipated to take approximately eighteen months. The liability of the Destec Defendants under the judgment will be limited to that portion of the damage award not paid to SOCAL by the Partnerships through the Chapter 11 bankruptcy proceedings.

The PG&E and SOCAL litigations represent pre-acquisition contingencies acquired by the Company in the Destec acquisition. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loans used to construct the power generation facilities owned by the respective Partnerships. Chalk Cliff and San Joaquin believe there is little incentive for their lenders to call on this cross-guarantee at this time. In the opinion of management, the Company's financial position or results of operations would not be materially adversely effected if the lenders chose to exercise their option under the terms of such arrangements.

On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws, tortious interference with and inducing breach of contract (against PG&E only), tortious interference with prospective business relationships (against PG&E only) and breach of contract (against Destec only). The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages in amounts not less than $25 million and punitive damages. Dynegy believes the allegations made by MID are meritless and will vigorously defend MID's antitrust and breach of contract claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination, the Destec acquisition and in connection with the acquisition of certain gas processing and gathering
facilities from Mesa Operating Limited Partnership.   The Company believes,
based on its review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims, which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 annual meeting (the "Annual Meeting") of the stockholders of the Company was held on May 22, 1998. The purpose of the Annual Meeting was to consider and vote upon the following proposals:

1. to elect thirteen directors to serve until the 1999 Annual Meeting of Stockholders; and

2. to ratify the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

The Company's Board of Directors is comprised of thirteen members. At the Annual Meeting, each of the following individuals was re-elected to serve as a director of the Company: C.L. Watson; Thomas M. Matthews; Stephen J. Brandon; Frank J. Chapman; Paul Nicholas Woollacott; Jeffrey M. Lipton; Jack S. Mustoe;
A. Terence Poole; Darald W. Callahan; Peter J. Robertson; Patricia A. Woertz; Daniel L. Dienstbier; and J. Otis Winters.

The votes cast for each nominee were as follows:

     C.L. Watson                        148,261,372
     Thomas M. Matthews(1)              148,265,815
     Stephen J. Brandon                 148,267,331
     Frank J. Chapman                   148,265,894
     Paul Nicholas Woollacott           148,267,394
     Jeffrey M. Lipton                  148,274,108
     Jack S. Mustoe                     148,269,894
     A. Terence Poole                   148,269,408

                                  DYNEGY INC.

                          PART II. OTHER INFORMATION


     Darald W. Callahan                 148,267,094
     Peter J. Robertson                 148,271,294
     Patricia A. Woertz                 148,270,621
     Daniel L. Dienstbier               148,265,608
     J. Otis Winters                    148,272,408
----------------
(1) Effective July 1, 1998, Mr. Matthews resigned as President of NGC Corporation and as a member of the Board of Directors of the Company.

The following votes were cast with respect to the ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998:

For:                                    148,765,632
Against/Withheld:                            43,144
Abstentions:                                 13,221
Broker non-votes:                               -0-

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

        EXHIBIT NUMBER                         DESCRIPTION
        --------------

             4.1 Credit Agreement dated as of May 27, 1998, among NGC Corporation and The First National Bank of Chicago, Individually and as Administrative Agent, The Chase Manhattan Bank, Individually and as Syndication agent and NationsBank, N.A., Individually and as Documentation Agent and the Lenders named therein.

             4.2 364-Day Revolving Credit Agreement dated as of May 27, 1998, among NGC Corporation and The First National Bank of Chicago, Individually and as Administrative Agent, The Chase Manhattan Bank, Individually and as Syndication agent and NationsBank, N.A., Individually and as Documentation Agent and the Lenders named therein.

(b) Current Report on Form 8-K, Commission File No. 1-11156, dated April 29, 1998, relating to the Company's announcement of 1998 first-quarter results.

     Current Report on Form 8-K, Commission File No. 1-11156, dated May 20, 1998, relating to the Company's underwritten public offering of $175 million of its 7-1/8% Senior Debentures due May 15, 2018.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                    DYNEGY INC.



Date:  August 14, 1998            By:  /s/  Bradley P. Farnsworth
       ---------------                 -----------------------------------------
                                       Bradley P. Farnsworth, Vice President and
                                       Controller (Principal Accounting Officer)