Form 10-Q
period 1998-09-30
DYNEGY INC
filed 1998-11-16
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


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

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [x]     NO
                                         ------      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 152,277,091 shares outstanding as of November 13, 1998.

                                  DYNEGY INC.
                               TABLE OF CONTENTS


                                                             PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
   September 30, 1998 and December 31, 1997.................   3
  Condensed Consolidated Statements of Operations:
   For the three months ended September 30, 1998 and 1997... 4 Condensed Consolidated Statements of Operations:
   For the nine months ended September 30, 1998 and 1997....   5
  Condensed Consolidated Statements of Cash Flows:
   For the nine months ended September 30, 1998 and 1997....   6
  Notes to Condensed Consolidated Financial Statements......   7

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............  14

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................  27

   Item 2.  Not Applicable..................................  --

   Item 3.  Not Applicable..................................  --

   Item 4.  Not Applicable..................................  --

   Item 5.  Not Applicable..................................  --

   Item 6.  Exhibits and Reports on Form 8-K................  28

                                  DYNEGY INC.
    CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                         1998            1997
                                                                    -------------    ------------
                                                                     (unaudited)
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                              $   11,396      $   23,047
Accounts receivable, net                                                1,655,350       1,536,451
Accounts receivable, affiliates                                            61,508         139,321
Inventories                                                               161,900         136,485
Assets from risk management activities                                    163,596         127,929
Prepayments and other assets                                               51,886          55,547
                                                                       ----------      ----------
                                                                        2,105,636       2,018,780
                                                                       ----------      ----------

PROPERTY, PLANT AND EQUIPMENT                                           2,321,793       1,958,250
Less: accumulated depreciation                                           (521,855)       (436,674)
                                                                       ----------      ----------
                                                                        1,799,938       1,521,576
                                                                       ----------      ----------
OTHER ASSETS:
Investments in unconsolidated affiliates                                  548,590         470,477
Assets from risk management activities                                    127,177         111,341
Other assets                                                              595,394         394,729
                                                                       ----------      ----------
                                                                       $5,176,735      $4,516,903
                                                                       ==========      ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                       $1,525,027      $1,404,736
Accounts payable, affiliates                                               25,384          24,187
Accrued liabilities                                                       172,530         192,159
Liabilities from risk management activities                               164,292         132,012
                                                                       ----------      ----------
                                                                        1,887,233       1,753,094

LONG-TERM DEBT                                                          1,180,345       1,002,054
OTHER LIABILITIES:
Liabilities from risk management activities                                50,402          42,679
Deferred income taxes                                                     292,381         254,059
Other long-term liabilities                                               468,607         245,892
                                                                       ----------      ----------
                                                                        3,878,968       3,297,778
                                                                       ----------      ----------

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                200,000         200,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
   8,000,000 shares designated as Series A Participating
   Preferred Stock, 7,815,363 shares issued and outstanding
   at September 30, 1998 and December 31, 1997                             75,418          75,418
Common stock, $0.01 par value, 400,000,000 shares authorized:
   152,849,384 shares issued at September 30, 1998 and
   151,796,622 shares issued at December 31, 1997                           1,529           1,518
Additional paid-in capital                                                931,031         919,720
Retained earnings                                                         106,388          32,975
Less: treasury stock, at cost: 1,111,700 shares at September 30,
   1998 and 654,900 shares at December 31, 1997                           (16,599)        (10,506)
                                                                       ----------      ----------
Total Stockholders' Equity                                              1,097,767       1,019,125
                                                                       ----------      ----------
                                                                       $5,176,735      $4,516,903
                                                                       ==========      ==========

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                        1998          1997
                                                     ----------    ----------

Revenues                                             $4,586,515    $3,657,456
Cost of sales                                         4,480,530     3,546,608
                                                     ----------    ----------

  Operating margin                                      105,985       110,848

Depreciation and amortization                            30,837        25,981
General and administrative expenses                      49,017        40,598
                                                     ----------    ----------

  Operating income                                       26,131        44,269

Equity in earnings of unconsolidated affiliates          37,147        14,233
Other income                                             28,735         1,593
Interest expense                                        (21,185)      (16,415)
Other expenses                                           (2,931)       (2,197)
Minority interest in income of a subsidiary              (4,158)       (4,157)
                                                     ----------    ----------
Income before income taxes                               63,739        37,326
Income tax provision                                     20,094        12,298
                                                     ----------    ----------
NET INCOME                                           $   43,645    $   25,028
                                                     ==========    ==========

NET INCOME PER SHARE:

Net income                                           $   43,645    $   25,028
Less: preferred stock dividends                              98            98
                                                     ----------    ----------
Net income applicable to common stockholders         $   43,547    $   24,930
                                                     ==========    ==========
Basic earnings per share                                  $0.29         $0.17
                                                     ==========    ==========
Diluted earnings per share                                $0.27         $0.15
                                                     ==========    ==========
Basic shares outstanding                                151,731       150,877
                                                     ==========    ==========
Diluted shares outstanding                              162,917       167,019
                                                     ==========    ==========

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1998          1997
                                                     ------------   -----------
Revenues                                             $11,180,298    $9,613,875
Cost of sales                                         10,869,409     9,337,913
                                                     -----------    ----------

   Operating margin                                      310,889       275,962

Depreciation and amortization                             83,353        74,750
Severance charge                                           9,644           ---
General and administrative expenses                      136,000       106,389
                                                     -----------    ----------

   Operating income                                       81,892        94,823

Equity in earnings of unconsolidated affiliates           68,003        41,036
Other income                                              38,579        18,660
Interest expense                                         (55,281)      (44,275)
Other expenses                                            (5,526)      (19,232)
Minority interest in income of a subsidiary              (12,474)       (5,682)
                                                     -----------    ----------
Income before income taxes                               115,193        85,330
Income tax provision                                      35,768        23,560
                                                     -----------    ----------
NET INCOME                                           $    79,425    $   61,770
                                                     ===========    ==========


NET INCOME PER SHARE:

Net income                                           $    79,425    $   61,770
Less: preferred stock dividends                              292           292
                                                     -----------    ----------
Net income applicable to common stockholders         $    79,133    $   61,478
                                                     ===========    ==========
Basic earnings per share                                   $0.52         $0.41
                                                     ===========    ==========
Diluted earnings per share                                 $0.48         $0.37
                                                     ===========    ==========
Basic shares outstanding                                 151,534       150,533
                                                     ===========    ==========
Diluted shares outstanding                               163,670       166,785
                                                     ===========    ==========

            See notes to condensed consolidated financial statements

                                  DYNEGY INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             ------------------------
                                                                                1998          1997
                                                                             ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $  79,425    $    61,770
Items not affecting cash flows from operating activities:
   Depreciation and amortization                                                80,146         76,219
   Equity in earnings of affiliates, net of cash distributions                 (25,790)        (2,328)
   Risk management activities                                                  (11,500)        (3,808)
   Deferred income taxes                                                        35,768          2,817
   Gain on asset sales                                                         (31,173)       (11,330)
   Other                                                                         9,036          7,383
Changes in assets and liabilities resulting from operating activities:
   Accounts receivable                                                         (41,891)       129,129
   Inventories                                                                 (28,478)        52,870
   Prepayments and other assets                                                 13,363        (42,209)
   Accounts payable                                                             91,364        (84,939)
   Accrued liabilities                                                         (22,056)       100,309
Other, net                                                                      (7,226)        (3,346)
                                                                             ---------    -----------
Net cash provided by operating activities                                      140,988        282,537
                                                                             ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                          (176,773)      (146,892)
Investment in unconsolidated affiliates, net                                   (75,901)       (28,734)
Business acquisitions, net of cash acquired                                        ---       (715,589)
Proceeds from asset sales                                                       48,152        449,345
Other, net                                                                     (11,444)           ---
                                                                             ---------    -----------
Net cash used in investing activities                                         (215,966)      (441,870)
                                                                             ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                             171,984      1,344,000
Repayments of long-term borrowings                                            (447,874)    (1,323,635)
Net proceeds from commercial paper and money market lines of credit            357,878            ---
Issuance of company obligated preferred securities of subsidiary trust, net        ---        198,044
Other, net                                                                     (18,661)       (12,124)
                                                                             ---------    -----------
Net cash provided by (used in) financing activities                             63,327        206,285
                                                                             ---------    -----------

Net change in cash and cash equivalents                                        (11,651)        46,952
Cash and cash equivalents, beginning of period                                  23,047         50,209
                                                                             ---------    -----------
Cash and cash equivalents, end of period                                     $  11,396    $    97,161
                                                                             =========    ===========

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 1 - CORPORATE NAME CHANGE AND OTHER STOCKHOLDER ANNOUNCEMENTS

Effective at the close of business on July 6, 1998, NGC Corporation changed its name to Dynegy Inc. ("DYNEGY" or the "Company"). Concurrent with the change in name, DYNEGY also changed its New York Stock Exchange symbol from NGL to DYN. All subsidiaries of the Company now operate under the DYNEGY name.

In August 1998, the Company announced that NOVA Corporation ("NOVA") had given notice of its intent to divest its 26 percent stake in DYNEGY, representing approximately 38.8 million common shares. Chevron U.S.A. Inc. ("Chevron") and BG plc ("BG") each also currently own 26 percent of the outstanding common shares of DYNEGY and maintain certain preferential rights to purchase the common shares to be divested by NOVA pursuant to the shareholder's agreement between BG, Chevron and NOVA dated May 22, 1996.

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

The financial statements include all material adjustments which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods. Other than recognition of the previously disclosed severance charge, such adjustments consist only of normal recurring adjustments. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

At September 30, 1998, the Company reviewed the valuation of its energy trading purchase and sale portfolios accounted for on the accrual method through application of an aggregate portfolio lower-of-cost-or-market analysis and adjusted its valuation reserve accordingly. In the opinion of management, the reserve is adequate to address known exposures and market risks as of the balance sheet date. The reserves are monitored and adjusted regularly as indicated by changes in market conditions, the Company's trading and marketing portfolio and other factors. The computation of these reserves will be affected by the recent issuance of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") (Note 9) and the current discussion by the Emerging Issues Task Force ("EITF") regarding accounting for the purchase and sale of energy trading contracts prior to the effective date and/or adoption of Statement No. 133.

NOTE 3 - BUSINESS COMBINATIONS AND SIGNIFICANT RESTRUCTURINGS

DESTEC ENERGY, INC. ACQUISITION. On June 27, 1997, DYNEGY acquired Destec Energy, Inc. ("Destec"), an independent power producer, for $1.26 billion, or $21.65 per share of Destec common stock. Concurrent with the acquisition, DYNEGY sold Destec's international facilities and operations for $439 million. Subsequently, certain non-strategic domestic assets were sold for $296 million. Such proceeds were used to retire indebtedness incurred in the acquisition. The Destec acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $718 million, inclusive of transaction costs and net of cash acquired, was allocated to the Destec assets acquired and liabilities assumed based on their estimated fair values as of June 30, 1997, the effective date of the acquisition for accounting purposes. The results of operations of the acquired Destec assets are consolidated with DYNEGY's existing operations beginning July 1, 1997. The following table reflects certain unaudited pro forma information for the nine-months ended September 30, 1997 assuming the Destec acquisition occurred on January 1, 1997 (in thousands, except per share data):

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30,1998 AND 1997




                                        1997
                                     -----------
      Pro forma revenues              $9,733,702
      Pro forma net income                61,243
      Pro forma earnings per share          0.37


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

NOTE 5 -- UNCONSOLIDATED AFFILIATES

At September 30, 1998, DYNEGY's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 25 percent interest in Midstream Barge Company, L.L.C.; a 49 percent partnership interest in West Texas

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in fifteen partnerships, each formed to build (or buy), own and operate cogeneration power generation facilities; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility and equity interests in regional retail energy alliances consisting of a 20 percent interest in SouthStar Energy Services, L.L.C. and a 50 percent interest in NICOR Energy L.L.C. Also, at September 30, 1998, the Company had two cost-basis investments:
Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:



                            NINE-MONTHS ENDED SEPTEMBER 30,
                      --------------------------------------------
                              1998                    1997
                      ---------------------   --------------------
                                   EQUITY                  EQUITY
                        TOTAL       SHARE       TOTAL      SHARE
                      ---------   ---------   ---------   --------
                                    ($ in thousands)
Revenues (1)           $661,683    $276,614    $252,505    $99,252
                       ========    ========    ========    =======
Operating margin (1)   $293,121    $122,219    $ 96,354    $36,854
                       ========    ========    ========    =======
Net income (1)         $142,365    $ 54,503    $ 57,864    $23,927
                       ========    ========    ========    =======

-------------
(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord and NCL as such information was unavailable for the current period or is incompatible with current presentation.

During the second quarter of 1998, the Company purchased all of the outstanding partnership interests held by third parties in three limited partnerships, each formed for the purpose of owning and operating a power generation facility in the State of California. The aggregate acquisition cost approximated $11 million. As a result of the acquisition of these interests, the Company now consolidates the aggregate assets, liabilities and results of operations associated with these projects.

NOTE 6 - LONG-TERM DEBT

As part of the Chevron Combination, DYNEGY assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). In September 1998, the Chevron Note was retired, pursuant to the terms of the agreement, with funds provided through sale of commercial paper.

In May 1998, the Company amended its revolving bank credit agreement. The amended agreement ("Credit Agreement") is divided into two parts, a $400 million five-year facility and a $400 million 364-day facility, with borrowings under the Credit Agreement representing unsecured obligations of the Company. Borrowings under each facility bear interest at a Eurodollar rate plus a margin that is determined based principally on the Company's unsecured senior debt rating. In addition, the Company incurs a facility fee associated with each part of the Credit Agreement. Financial covenants in the restructured Credit Agreement are limited to a debt to capitalization test. At September 30, 1998, letters of credit and borrowings under the Credit Agreement aggregated $26.9 million and, after consideration of the $587 million of commercial paper outstanding at such date, unused borrowing capacity under the Credit Agreement approximated $186.1 million.

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

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


the redemption provisions contained in the respective indentures. DYNEGY funded the estimated aggregate redemption value of $180 million through a combination of borrowings under existing credit facilities and commercial paper issuances.

Included in the September 30, 1998 consolidated long-term debt balance are three notes aggregating $93 million having recourse only to the assets of the three power generation projects recently acquired as described in Note 5. Each of the three notes represents a fifteen-year term loan obligation payable in semi-annual installments of principal plus accrued interest. Each note bears interest at a base rate plus a margin, as defined in each agreement. Interest rate swaps effectively fix the base rate on $69 million of the indebtedness at a weighted average rate of 7.67 percent.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company (wholly-owned subsidiaries of the Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"). Dynegy Power Corp. (formerly Destec) and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served by mail its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The parties are actively engaged in discovery and the October 1998 trial date was moved to March 15, 1999. The Partnership has previously advised the Federal Energy Regulatory Commission ("FERC") of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC determines that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin will seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. Dynegy Power Corp is currently in settlement negotiations with PG&E and LOF. If a settlement is not reached, the Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc., wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Destec Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. in the Chalk Cliff partnership. All general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

"transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL has sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Destec Defendants, (c) dismissed the tortious interference claims against the Destec Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Destec Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnership filed their judgement on June 4, 1998. The appeal process is anticipated to take approximately eighteen months. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgement against them.

The PG&E and SOCAL litigations represent pre-acquisition contingencies acquired by the Company in the Destec acquisition. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loans used to construct the power generation facilities owned by the respective Partnerships. Chalk Cliff and San Joaquin believe there is little incentive for their lenders to call on this cross-guarantee at this time. In the opinion of management, if the lenders chose to exercise their option under the terms of such arrangements, such action would not have a material adverse effect on the Company's financial position or results of operations.

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

NOTE 8 -- CAPITAL STOCK

At September 30, 1998, employee stock options aggregating 3.7 million shares were exercisable at prices ranging from $2.03 to $21.63 per share. Employee stock option grants made from 1993 to 1998 will vest and become exercisable during the remainder of 1998 and in 1999, respectively, resulting in the potential exercise of approximately 6.5 million additional shares during that period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2003 at prices ranging from $2.03 to $21.63. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


the Company cannot predict the timing or the number of shares that may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares that may become available to the market.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open-market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 1.1 million shares at a total cost of $16.6 million, or $14.93 per share on a weighted average cost basis, through September 30, 1998.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). In February 1998, the FASB issued Statement No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits" ("Statement No. 132") that revised disclosure requirements for pension and other postretirement benefits. Statement No. 132 does not impact DYNEGY's disclosure or reporting. During the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position ("SOPs"), "Reporting on the Costs of Start-up Activities" and "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In June 1998, the FASB issued Statement No. 133. Additionally, during 1998 the EITF initiated and has continued its dialogue and analysis of current accounting principles and disclosure requirements principally focused on energy commodity trading activities.

Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full-set of general purpose financial statements. This standard does not currently materially alter the Company's reporting of operating results.

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

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


Utilization of derivative instruments is an integral part of managing the market and operational risks affecting the Company in the normal course of operating its business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments and inventories in its natural gas, natural gas liquids, electricity, crude oil and coal businesses in order to minimize the risk of market fluctuations. Additionally, the Company may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio. DYNEGY also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. Statement No. 133 amends, modifies or supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities.

The EITF's discussion of accounting for "trading activities" is documented in its Issue 98-10, "Accounting for Energy Trading and Risk Management Activities". The focus of the EITF's dialogue is on accounting for energy contracts and trading activities, as defined, prior to the adoption of Statement No. 133. The EITF task force has reached tentative conclusions on proposed guidance and it is anticipated that such guidance will be issued imminently. As currently proposed, the accounting requirements of Issue 98-10 will generally require energy contracts entered into under trading activities to be marked-to-market with gains and losses from such activities reflected currently in the statement of operations. Such accounting requirements are expected to be effective for financial statements issued for fiscal years beginning after December 15, 1998.

The Company does not anticipate that its current mark-to-market accounting for fixed-price natural gas contracts will be significantly affected by the adoption of Statement No. 133 or by the EITF's tentative conclusions. However, provisions in Statement No. 133 and in EITF 98-10 will affect the accounting for trading and marketing operations currently accounted for under the accrual method. Further, provisions in Statement No. 133 may affect the accounting for other contractual arrangements and operations of the Company. The Company is continuing to assess the impact Statement No. 133 will have on its financial accounting and disclosures and intends to adopt the provisions of such statement within the timeframe and in accordance with the requirements provided therein. Further, the Company is assessing the impact of the EITF's tentative conclusions on its accounting policies and intends to adhere to the guidance provided by the EITF if and when such guidance is formally issued.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


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

COMPANY PROFILE.   DYNEGY is one of the leading marketers of energy products and services in North America. The Company holds a leadership position in the marketing of natural gas, natural gas liquids and electricity and is a leading gatherer, processor and transporter of natural gas liquids through direct and indirect ownership and operation of natural gas processing plants, fractionators, storage facilities and pipelines. These activities combined with a substantial independent power generation business enable the Company to provide energy solutions to customers throughout North America and in the United Kingdom.

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

The Company currently reports operations under two primary business segments: the Wholesale Gas and Power Business ("Wholesale Gas and Power") and the Natural Gas Liquids Businesses ("Liquids Businesses").

RECENT DEVELOPMENTS. DYNEGY continued successful execution of key operating and business strategies during the recent quarter. Key accomplishments during the period are discussed below.

WHOLESALE GAS AND POWER -

In November 1998, the Company announced it is moving forward with final permitting and construction of its 800 megawatt electric generating facility in Rockingham County, North Carolina. Construction will commence upon receipt of final permits and the plant is expected to be in service in June of 2000. In a related matter, the Company announced the execution of a power purchase agreement associated with the Rockingham facility.

On July 15, 1998, AGL Resources Inc., Piedmont Natural Gas Company, Inc. and DYNEGY announced the formation of SouthStar Energy Services L.L.C. ("SouthStar"). The venture, headquartered in Atlanta, Georgia, offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeast region of the United States. The products and services will include natural gas, electricity, fuel oil and propane, along with related retail services. The formation of SouthStar represents a furtherance of DYNEGY's strategy of forming alliances with entities that possess a regional presence in order to serve the retail energy customer base throughout North America.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


DYNEGY now has interests in five regional alliances with partners having strong regional retail presence in Canada and in the northeast, the midwest and southeast regions of the U.S.

LIQUIDS BUSINESSES -

In November 1998, the Company announced the opening of a newly constructed fractionation facility near Lake Charles, Louisiana. The fractionator is capable of separating up to 55,000 barrels per day of natural gas liquids into ethane, propane and a butane and natural gasoline mix. The facility is fed primarily from offshore production in the Gulf of Mexico. Its products are primarily shipped through pipeline to customers in the petrochemical and refining industries in Lake Charles or Mont Belvieu.

On July 9, 1998, Texaco and DYNEGY announced the formation of Versado Gas Processors L.L.C. ("Versado"), a joint venture of both companies' natural gas processing facilities in southeast New Mexico and west Texas. DYNEGY will own a 63 percent interest in the venture and will operate the combined facilities with the intent of gaining efficiencies in operations and economies of scale consistent with DYNEGY's strategy of asset rationalization and restructuring that is intended to increase profitability through higher utilization, lower costs and improved performance. Versado's processing and related gathering facilities have a combined processing capacity of approximately 340 million cubic feet of gas per day.

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

DYNEGY announced the closing of the sale of the Ozark Gas Transmission System to an affiliate of Oklahoma City-based Enogex Inc. for $55 million on August 1, 1998. In addition, the Company was in the process of disposing of its interests in several non-strategic natural gas processing plants and related facilities during the period. Aggregate net sales proceeds from these dispositions will strengthen short-term financial position and supplement cash flow for redeployment into strategic endeavors.

DEBT PORTFOLIO RESTRUCTURING -

As part of the Chevron Combination, DYNEGY assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). In September 1998, the Chevron Note was retired, pursuant to the terms of the agreement, with funds provided through sale of commercial paper.

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

OTHER -

In October 1998, the Company announced the termination of a letter of intent for the sale of its crude oil marketing and transportation assets to Duke Energy Transport and Trading Company. The Company is actively pursuing other strategic alternatives for these operations, including a sale, merger or joint venture, and, potentially, continued ownership of these operations.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", and "expect" are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on DYNEGY's results of operations and financial condition are: (i) competitive practices in the industries in which DYNEGY competes, (ii) fluctuations in energy commodity prices which have not been properly hedged or which are inconsistent with DYNEGY's open position in its energy marketing activities, (iii) operational and systems risks, (iv) environmental liabilities which are not covered by indemnity or insurance, (v) software or hardware failures resulting from Year 2000 isues, and (vi) the impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general, and DYNEGY's operations in particular.

IMPACT OF PRICE FLUCTUATIONS. Operating margin earned by Wholesale Gas and Power, exclusive of risk-management activities, is relatively insensitive to commodity price fluctuations since most of this segment's purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from the segment's risk-management activities. DYNEGY generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio. To the extent a net open position exists, fluctuating commodity market prices can impact DYNEGY's financial position or results of operations, either favorably or unfavorably. Further, differences in the comprehensive methods of accounting for North American fixed-price natural gas transactions, which are accounted for under the mark-to-market method, and electricity marketing transactions, which are accounted for under accrual accounting, create differences in the timing of the recognition of such commodity price movements. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Fuel costs, principally natural gas, represent the primary variable cost impacting margins at the Company's power generating facilities. Historically, operating margins have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current spot or index natural gas price allowing revenues to adjust directionally with changes in natural gas prices.

Operating margins associated with the Liquids Businesses' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices principally as a result of contractual terms under which products are sold by these businesses. In addition, certain of the Liquids Businesses' processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices. Based upon current operations, a one-cent movement in the annual average price of natural gas liquids would impact annual operating margin by approximately $10 million. The operating margin in the field processing, fractionation and gathering businesses is relatively insensitive to fluctuations in natural gas prices as a result of the mitigating impact of fuel costs in the Company's fractionation operations and residue gas sales in its gathering and processing activities. Commodity price fluctuations also impact the operating margins derived from the Liquids segment's natural gas liquids and crude oil marketing businesses. In order to manage its exposure to price risks in these businesses, the Company, from time to time, will enter into financial instrument contracts to hedge purchase and sale commitments and inventories.

SEASONALITY. DYNEGY's revenue and operating margin are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, electricity marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


season. Consistent with electricity marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. The Liquids Businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price consistent with the trend in the Company's natural gas operations as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and DYNEGY's natural gas, electricity and natural gas liquids marketing businesses. For the foreseeable future, the Company's primary focus will be the acquisition and/or construction of power generating assets that will enable the company to fully realize the merchant leverage effect of commercialization of these generating assets. The company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses.

DYNEGY has historically relied upon operating cash flow and borrowings from a combination of sales of commercial paper, money market lines of credit, the Credit Agreement and various long-term debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market bank lines for general corporate purposes, including short-term working capital requirements. At September 30, 1998, commercial paper outstanding totaled $587 million at an interest rate of 5.74 percent. No amounts were outstanding under uncommitted money market bank lines at quarter end. The weighted average interest rates for commercial paper and uncommitted money market bank lines during the three-months ended September 30, 1998 were 5.87 percent and 6.05 percent, respectively.

CREDIT AGREEMENT. DYNEGY restructured its Credit Agreement in May 1998 establishing an $800 million facility divided into two parts, a $400 million five-year facility and a $400 million 364-day facility. At September 30, 1998, letters of credit and borrowings under the Credit Agreement aggregated $26.9 million and after consideration of the outstanding commercial paper, unused borrowing capacity under the Credit Facility approximated $186.1 million.

SENIOR NOTES. On May 20, 1998, the Company sold $175 million of 7.125 percent, 20-year debentures due May 15, 2018. Interest on the 7.125 percent notes is payable semiannually on May 15 and November 15 of each year. In October 1996, DYNEGY sold $175 million of 7.625 percent 30-year Senior Notes due 2026 ("Senior Debentures"). Interest on the Senior Debentures is payable semiannually on April 15 and October 15 of each year. The Senior Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula-based redemption price. On December 15, 1995, the Company sold $150 million of 6.75 percent Senior Notes due 2005 ("Senior Notes"). Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year.

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

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

COMMITMENTS. A subsidiary of the Company has entered into various binding and non-binding agreements that could ultimately commit the Company to expend approximately $500 million over the next three years for the acquisition of combustion turbine generators and related equipment. This equipment will be used in the construction of electricity generating capacity in selected sites throughout the U.S. A significant portion of the current commitment relates to agreements that include cancellation provisions providing for termination at DYNEGY's option during the construction phase in exchange for variable penalty payments.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments and inventories in its natural gas, natural gas liquids, electricity and coal businesses in order to minimize the risk of market fluctuations.
DYNEGY also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. A comparison of the absolute notional contract amounts associated with commodity risk-management, interest rate and forward exchange contracts, respectively, as of September 30, 1998 and December 31, 1997, is as follows:


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                1998            1997
                                                            -------------   ------------
Natural Gas (Trillion Cubic Feet)                                   4.471          2.558
Electricity (Million Megawatt Hours)                                1.213          2.244
Natural Gas Liquids (Million Barrels)                               4.445          4.355
Crude Oil (Million Barrels)                                        11.222         14.920
Interest Rate Swaps (in thousands of US Dollars)                 $ 69,340       $180,000
Weighted Average Fixed Interest Rate Paid on Swaps                  7.665          6.603
U.K. Pound Sterling (in thousands of US Dollars)                 $ 69,855       $ 74,638
Average U.K. Pound Sterling Contract Rate (in US Dollars)        $ 1.6022       $ 1.5948
Canadian Dollar (in thousands of US Dollars)                     $279,354       $ 37,041
Average Canadian Dollar Contract Rate (in US Dollars)            $ 0.6766       $ 0.7240

The Company's electric power marketing and trading business benefited substantially during the quarter from opportunities created by and resulting from continued market volatility experienced in certain U.S. markets. Management believes that such volatility will continue as the electricity markets deregulate throughout the U.S. Such volatility will result principally from imbalances between supply and demand created by illiquidity in certain markets resulting from, among other things, the lack of a mature regional trading and price discovery mechanism, transmission constraints resulting from continued regulation in certain U.S. markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively. These matters may significantly affect periodic results. Management will continue to monitor exposure to these and other market and business risks and will adjust valuation reserves accordingly as indicated by changing circumstances.

YEAR 2000 ISSUES. The Company is continuing its analysis of the "Year 2000" issue, which arises from the use by certain computer hardware and software applications of two digits rather than four to define an applicable year. Such hardware and software may be incapable of appropriately recognizing the year 2000, the result of which could be system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company and/or its significant customers or suppliers fail to timely make necessary modifications and conversions, the Year 2000 issue could have a

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


material adverse effect on Company operations and its financial position. The Company believes that its competitors face similar risks.

DYNEGY has established a corporate-wide project team to identify and rectify non-compliant hardware and software within its infrastructure. Remediation and testing activities are underway on the Company's core systems and business applications at both corporate and field locations, and it is expected that all core systems and business applications will be Year 2000 compliant by August 1999. In addition, the Company is focusing assessment efforts to determine that major customers and suppliers are also Year 2000 compliant. The project team is also formulating contingency plans to address alternatives for the Company should Year 2000 issues disrupt operations. Nevertheless, there can be no absolute assurance that there will not be a material adverse effect on the Company if its efforts are delayed or are ineffective, if material issues remain unidentified and/or if third party entities do not convert or replace hardware and software applications in a timely manner and in a way that is compatible with the Company's hardware and software infrastructure.

Results of the review conducted to date indicate that the Company is unlikely to be burdened by a material event resulting from the Company's untimely resolution of Year 2000 issues. The potential costs and uncertainties associated with this review are dependent upon a number of factors, including legacy software and hardware configurations, planned information technology infrastructure enhancements and the availability of trained personnel. Current cost estimates for the entire Year 2000 compliance project are projected to approximate $8 million, with approximately $2 million expended during 1998 and the remainder during 1999. These cost estimates include costs for identification and remediation of Year 2000 issues. Such cost estimates are based on current available information and are subject to revision, either upward or downward, as the project matures and additional information becomes available.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments and subsegments for the three- and nine-month periods ended September 30, 1998 and 1997, respectively. Both the continuity of operations and the resulting comparability of results between periods are impacted by the Destec acquisition and the reorganizations of the Company's operations in Canada and in the United Kingdom.

                                                              THREE-MONTHS ENDED SEPTEMBER 30,   NINE-MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------   -------------------------------
                                                                    1998              1997            1998             1997
                                                              ---------------   --------------   --------------  ---------------
                                                                                      ($ US IN THOUSANDS)
OPERATING MARGIN (1)(2):
 WHOLESALE GAS AND POWER -
   Natural Gas Marketing (3)                                      $ 25,439         $ 20,980         $ 79,613         $ 79,334
   UK Gas Marketing                                                    230              576            9,902            1,242
   Electric Power Marketing                                         17,138            4,025           40,689            8,701
   Power Generation                                                 18,823           10,367           39,630           10,367
                                                                  --------         --------         --------         --------
 TOTAL WHOLESALE GAS AND POWER                                      61,630           35,948          169,834           99,644
                                                                  --------         --------         --------         --------
 LIQUIDS BUSINESSES
   Natural Gas Processing - Field Plants                            15,827           35,879           54,264          119,107
   Natural Gas Processing - Straddle Plant s                           632            9,793            7,283           22,534
   Liquids Marketing  Assets                                         7,442            7,112           20,688           18,638
   Natural Gas Liquids Marketing                                    12,909           17,483           35,593            1,153
   LPG Sales                                                         1,389            1,440            5,183            3,328
                                                                  --------         --------         --------         --------
                                                                    38,199           71,707          123,011          164,760
                                                                  --------         --------         --------         --------
   Crude Oil Marketing                                               3,396             (430)           8,871             (959)
   Natural Gas Gathering and Transmission                            2,760            3,623            9,173           12,517
                                                                  --------         --------         --------         --------
                                                                     6,156            3,193           18,044           11,558
                                                                  --------         --------         --------         --------
 TOTAL LIQUIDS BUSINESSES                                           44,355           74,900          141,055          176,318
                                                                  --------         --------         --------         --------
 TOTAL OPERATING MARGIN                                           $105,985         $110,848         $310,889         $275,962
                                                                  ========         ========         ========         ========

OPERATING STATISTICS (1)(2):
 Natural Gas Marketing (Bcf/d) -
   U.S. Sales Volumes (3)                                              5.8              5.8              5.8              6.1
   Canadian Sales Volumes (4)                                          2.3              2.0              2.2              1.8
   U.K.                                                                0.8              0.2              0.7              0.1
                                                                  --------         --------         --------         --------
                                                                       8.9              8.0              8.7              8.0
                                                                  ========         ========         ========         ========

 Electric Power Marketing - Million Megawatt Hours Sold               51.4             39.3            102.9             73.3
 Power Generation (Million Megawatt Hours Generated) -
   Gross                                                               4.1              3.7             10.9   not comparable
   Net                                                                 2.6              2.2              7.0   not comparable
 Natural Gas Liquids Processed (MBbls/d - Gross) -
   Field Plants                                                       93.5             91.4             88.5             85.2
   Straddle Plants                                                    24.1             46.3             32.2             47.2
 Liquids Marketing Assets (MBbls/d)                                  203.5            217.3            196.1            204.6
 NGL Marketing - Sales Volumes (MBbls/d)                             385.7            412.6            398.5            406.5
 Natural Gas Gathering and Transmission (MMcf/d)                       0.3              0.4              0.3              0.4
 Crude Oil Marketing - Sales Volumes (MBbls/d)                       263.1            173.5            246.8            167.4
 Global LPG -- LPG Sales Volumes (MMBbls) (5)                          7.8              9.5             17.6             22.0

---------------
(1) The Destec acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective July 1, 1997. The reorganization of the Company's Canadian operations was effective April 1, 1997, and the reorganization of the Company's operations in the United Kingdom was effective January 1, 1997.
(2) Information excludes the Company's proportionate share of margin and operating statistics associated with ventures accounted for under the equity method.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


(3) Includes immaterial amounts of inter-company gas sales for both periods.
(4) Represents volumes sold by DYNEGY Canada, Inc.
(5) Includes inter-company sales for all periods.


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

For the quarter ended September 30, 1998, DYNEGY realized net income of $43.6 million, or $0.27 per share, on revenues of $4.6 billion. This compared with net income of $25.0 million, or $0.15 per share, on total revenue of $3.7 billion reported in the third quarter of 1997. Current quarter results include an after-tax benefit of $17.1 million, or $0.11 per share, related to a gain on the sale of the Ozark Gas Transmission System.

Consolidated operating margin for the third quarter of 1998 totaled $106.0 million as compared to $110.8 million in the corresponding 1997 period. The current quarter's consolidated operating margin reflected expanding wholesale gas and power convergence businesses driven by opportunities created by and derived from volatility in the electricity markets, continued strong domestic gas marketing per unit margins and significantly improved contribution from its power generation assets and businesses. Conversely, the Company's liquids businesses reported sharply lower operating margins period to period resulting principally from lower commodity prices. Wholesale Gas and Power contributed $61.6 million to the 1998 consolidated operating margin, compared to $35.9 million reported a year ago; whereas, the Liquids Businesses contributed an aggregate $44.4 million to consolidated operating margin in the current quarter, $30.5 million less than the $74.9 million reported in the 1997 period. Operating income totaled $26.1 million in the third quarter of 1998 compared to $44.3 million in the comparable 1997 period, reflecting slightly lower consolidated operating margin period to period as well as increases in both depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense resulted principally from the continued expansion of the Company's depreciable asset base resulting from acquisitions and capital projects completed during the four quarters in the period ended September 30, 1998. The increase in depreciation and amortization expense was partially offset by the favorable effect on current period expense of the impact of the asset abandonments and impairments recognized during the fourth quarter of 1997. The increased level of general and administrative expenses period to period resulted principally from the reorganization and expansion of operations in Canada and in the United Kingdom, expansion of the electricity marketing and global transportation businesses and the effect of increased overhead required to support the technology infrastructure improvements currently being implemented by the Company.

Incremental to DYNEGY's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates which contributed an aggregate $37.1 million to 1998 pre-tax quarterly earnings, compared to $14.2 million during the comparable 1997 period. The increase in equity earnings resulted from the addition of equity investments in certain power generating assets offset by lower earnings from the Company's investments in operations associated with its Liquids Businesses. The following table provides a summary of equity earnings by investment for the comparable periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                                                       FOR THE THREE-MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------
                                                              1998                 1997
                                                           ---------            ---------
WHOLESALE GAS AND POWER:
  Accord (1)                                               $ 4,500               $ 4,500
  Power Generation Equity Investments (in aggregate)        29,755                 5,988
  Other                                                       (804)                 (576)
                                                           -------               -------
    TOTAL WHOLESALE GAS AND POWER                           33,451                 9,912
                                                           -------               -------
LIQUIDS BUSINESSES:
  Gulf Coast Fractionators                                   1,031                   927
  West Texas LPG Pipeline Limited Partnership                1,528                 2,029
  Venice Energy Services Company, L.L.C.                       760                   975
  Other, net                                                   377                   390
                                                           -------               -------
    TOTAL LIQUIDS BUSINESSES                                 3,696                 4,321
                                                           -------               -------
                                                           $37,147               $14,233
                                                           =======               =======

-----------
1. For a discussion of the Accord restructuring, refer to Note 3 of the Condensed Consolidated Financial Statements.

Interest expense totaled $21.2 million for the quarter ended September 30, 1998, compared to $16.4 million for the equivalent 1997 period. The increase of $4.8 million is attributed to higher average principal amounts in the 1998 period resulting principally from capital expenditures related to the acquisition of interests in certain power generating facilities and a Canadian gas processing facility partially offset by proceeds from asset sales.

During the second quarter of 1997, the Company sold $200 million of 8.316% Guaranteed Preferred Beneficial Interests in Subordinated Deferrable Interest Debentures. The accumulated distributions attributable to these Trust Securities are reported as minority interest in income of a subsidiary in the consolidated statements of operations. Accumulated distributions associated with these Trust Securities totaled $4.2 million in each period.

Other income and expenses, net totaled $25.8 million in the quarter ended September 30, 1998 compared to a $0.6 million net charge in the 1997 period. The 1998 period included a pretax gain of $26.3 million related to the sale of the Ozark Gas Transmission System. The remaining amounts of other income and expense in both periods consisted of interest income, minority interests in consolidated subsidiaries and certain other non-recurring income and expense items.

The Company reported an income tax provision of $20.1 million for the three-month period ended September 30, 1998, representing an effective tax rate of 32 percent, compared to an income tax provision of $12.3 million and an effective rate of 33 percent for the equivalent 1997 period. Differences between the aforementioned effective rates and the statutory rate of 35 percent for each of the three-month periods ended September 30, 1998 and 1997, respectively, result principally from permanent differences arising from the amortization of certain intangibles and debt premiums and, to a lesser degree, state income taxes and certain foreign tax benefits.

WHOLESALE GAS AND POWER

Financial contribution by Wholesale Gas and Power, which aggregates the operating margin from the segment businesses and equity earnings from ventures engaged in operations associated with the segment, totaled $95.1 million for the three-month period ended September 30, 1998, compared with $45.9 million in the same 1997 period. The significant increase in financial contribution period to period generally reflected higher electricity marketing volumes and per unit margins, higher domestic per unit gas marketing margins and a significant increase in contribution from the Company's power generation business.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997



Total natural gas volumes sold totaled 8.9 billion cubic feet per day compared with 8.0 billion cubic feet per day in the prior year period. In North America, gas volumes increased slightly period to period reflecting reduced volumes in the U.S. principally due to an intentional elimination of certain marginally profitable sales from DYNEGY's sales portfolio and storm-related Gulf of Mexico production curtailments in September 1998, offset by volume increases in Canada. Sales volumes in the UK continue to improve significantly as that operation matures. Consolidated per unit natural gas sales margins averaged $0.031 per thousand cubic feet for the 1998-quarter compared to $0.029 per unit in 1997. Domestic per unit margins improved to $0.043 per unit in the 1998 quarter compared to $0.029 in the same 1997 period reflecting the positive impact on operating margin of the selectivity analysis performed on the domestic gas sales portfolio.

Electricity marketing continued to improve its sales volumes dramatically, increasing total megawatt hours sold by 12.1 million period to period. The Company's electric power marketing and trading business benefited substantially during the quarter from opportunities created by and resulting from recent commodity price volatility experienced in certain U.S. markets. The Company adjusted certain reserves at quarter end in consideration of continuing market volatility, counterparty credit risks and its market bias.

The Company's power generation operations provided financial contribution of $48.6 million during the 1998 period compared to $16.4 million during the 1997 period. Ownership of power generating assets continues to be predominantly through varying interests held in partnerships that own and operate power generation facilities. The 1998 period was favorably impacted by recent asset acquisitions that benefited commercially from regional market volatility and consumer demand. During the period, the power generating assets in which DYNEGY maintains an interest generated 4.1 million-megawatt hours of electricity (2.6 million-megawatt hours, net to the Company's interest).

NATURAL GAS LIQUIDS BUSINESSES

Financial contribution by this segment dropped to $48.1 million from $79.2 million reported in the comparable 1997 period. The lower 1998 financial contribution principally resulted from the negative impact lower industry-wide average natural gas liquids prices had on the segment's gas processing business and, to a lesser degree, the aforementioned Gulf of Mexico production curtailments.

Natural gas liquids production volumes decreased 15 percent this quarter to
117.6 thousand barrels per day from 137.7 thousand barrels per day in the third quarter last year, principally as a result of reduced volumes at the Company's straddle plant facilities. The straddle plants were shutdown during a portion of the 1998 period as a result of unfavorable economics created by lower spreads between natural gas and natural gas liquids prices. The Company will elect to operate these straddle facilities when the economics become more favorable. NGL marketing volumes sold were lower period to period reflecting lower demand while volumes received for fractionation also decreased reflecting the straddle plant closures, among other factors.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

For the nine-months ended September 30, 1998, DYNEGY realized net income of $79.4 million, or $0.48 per share, on revenues of approximately $11.2 billion. This compared with net income of $61.8 million, or $0.37 per share, on total revenue of $9.6 billion reported in the same 1997 period. Results in both periods were impacted by non-recurring items. The 1998 period includes the previously described gain on sale of the Ozark Gas Transmission System and an after-tax charge of $6.3 million, or $0.04, related to a severance reserve. Results for the 1997 period include an aggregate after-tax charge of $13.8 million, or $0.08 per share, attributed to the combination of lower-of-cost-or-market writedowns of the Company's natural gas liquids and crude oil inventories, a hedging-related loss and recognition of a reserve related to an investment in a gas storage facility offset by a gain on the sale of a fractionator and certain true-ups to actual of prior revenue and cost accruals. Normalized earnings for the 1998 period totaled $68.6 million, or $0.42 per share, compared to $75.6 million, or

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


$0.45 per share in 1997. Cash flow provided by operating activities totaled $141.0 million in 1998 compared to $282.5 million in 1997.

Consolidated operating margin for the first nine months of 1998 totaled $310.9 million compared to $276.0 million in 1997, which is net of $18.1 million of pretax charges related to the special items discussed in the preceding paragraph. Wholesale Gas and Power operating margin totaled $169.8 million, an improvement of $70.2 million period to period. The Liquids Businesses contributed an aggregate $141.1 million to consolidated operating margin, or $35.2 million less than the $176.3 million reported in 1997. Operating income totaled $81.9 million for the nine-months ended September 30, 1998, compared to $94.8 million in the comparable 1997 period. The decrease in operating income of $12.9 million reflects the aforementioned increase in consolidated operating margin offset by an aggregate increase of $47.9 million in depreciation and amortization and general and administrative expenses. The increases in depreciation and amortization expense and general and administrative expense result principally from the same reasons and circumstances that impacted these items during the three-months ended September 30, 1998 described previously. In addition, the increased 1998 cost includes a pre-tax amount of $9.6 million related to the aforementioned severance charge.

The Company's equity share in the earnings of its unconsolidated affiliates contributed an aggregate $68.0 million to 1998 pretax year-to-date results, compared to $41.0 million during the comparable 1997 period. The following table provides a summary of equity earnings by investment for the comparable periods.


                                                        FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                               1998                 1997
                                                            ----------           ----------
WHOLESALE GAS AND POWER:
  Accord (1)                                                  $13,500             $18,000
  Power Generation Equity Investments (in aggregate)           43,882               5,988
  Other                                                        (2,434)             (1,709)
                                                              -------             -------
    TOTAL WHOLESALE GAS AND POWER                              54,948              22,279
                                                              -------             -------
LIQUIDS BUSINESSES:
  Gulf Coast Fractionators                                      3,111               5,642
  West Texas LPG Pipeline Limited Partnership                   5,104               5,313
  Venice Energy Services Company, L.L.C.                        3,686               7,085
  Other, net                                                    1,154                 717
                                                              -------             -------
    TOTAL LIQUIDS BUSINESSES                                   13,055              18,757
                                                              -------             -------
                                                              $68,003             $41,036
                                                              =======             =======

--------
1. For a discussion of the Accord restructuring, refer to Note 3 of the Condensed Consolidated Financial Statements.

Interest expense totaled $55.3 million for the nine-month period ended September 30, 1998, compared to $44.3 million for the same 1997 period. The increase of $11.0 million is attributed to higher average principal balances period to period principally as a result of indebtedness incurred related to the Destec acquisition combined with other discrete asset acquisitions partially offset by proceeds from recent asset sales. Distributions associated with the Trust Securities totaled $12.5 million in 1998 compared to $5.7 million in 1997.

Other income and expenses, net totaled $33.1 million for the first nine months of 1998 and was immaterial to the nine-month period ended September 30, 1997. As discussed previously, the 1998 amount is primarily a result of gains on the sale of a gas processing facility and the Ozark Gas Transmission System.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


The Company reported an income tax provision of $35.8 million for the nine-month period ended September 30, 1998, representing an effective tax rate of 31 percent, compared to an income tax provision of $23.6 million and an effective rate of 28 percent for the equivalent 1997 period. Differences between the aforementioned effective rates and the statutory rate of 35 percent for each of the nine-month periods ended September 30, 1998 and 1997, respectively, result principally from the same factors impacting the effective rates for the three-month periods ended September 30, 1998 and 1997, previously discussed.

WHOLESALE GAS AND POWER

Financial contribution for the nine-month period ended September 30, 1998, totaled $224.8 million compared with $121.9 million in the same 1997 period, an increase of $102.9 million. The 1997 amount includes an $8.8 million benefit resulting from adjustments related to the aforementioned sales accrual true-ups. The 99 percent increase in normalized financial contribution period to period reflects a $32.0 million improvement from electricity marketing operations and a financial contribution of $83.5 million from power generation, an improvement of $67.2 million over the 1997 contribution by that operation. The primary factors influencing 1998 operations in both electricity marketing and power generation were the continuing expansion and integration of these businesses and volatility in regional electricity markets that impacted commodity prices and market demand.

NATURAL GAS LIQUIDS BUSINESSES

Financial contribution for the nine-month period ended September 30, 1998, totaled $154.1 million compared with $195.1 million in the same 1997 period. Both periods were negatively influenced by market conditions. The El Nino-influenced mild winter during 1998 depressed demand for energy increasing industry-wide inventories of natural gas liquids. As a result, average natural gas liquids prices are at their lowest levels in several years, negatively impacting this segment's profitability. The 1997 operating margin included charges aggregating $26.9 million resulting from the lower-of-cost-or-market writedowns, hedge related loss and certain accrual to actual true-ups. These charges were primarily a result of the precipitous drop in commodity prices during the first quarter of 1997. The Company's emphasis on inventory management during the 1998 period has improved the segment's performance period to period. Variances in volumetric data principally reflect the same factors impacting the three-month periods previously discussed.

OPERATING CASH FLOW

Cash flow from operating activities totaled $141.0 million for the nine-month period ended September 30, 1998, compared to $282.5 million reported in the same 1997 period. Changes in operating cash flow reflect the operating results previously discussed herein and the continued focus on management of working capital, particularly trade accounts receivables and payables and the reduction of discretionary inventory volume purchases period to period. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period to period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the nine months ended September 30, 1998, the Company spent a net $264.1 million, principally on the acquisition of varying interests in power generating assets, construction costs associated with the previously disclosed Lake Charles fractionation facility, the acquisition of a Canadian gas processing facility, expenditures for capital improvements at existing facilities and technology infrastructure. Additionally, during the period, the Company sold several non-strategic assets, including the Ozark Gas Transmission System and interests in several gas processing facilities. During the first nine months of 1997, the Company spent a net $175.6 million principally on acquisitions of additional interests in gas processing facilities, for contributions to joint ventures, on capital improvements at existing facilities and on capital additions at the Company's new

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


headquarters. In addition, the Company acquired Destec on June 30, 1997, for $715.6 million, net of cash received and inclusive of transaction costs. Subsequent to the effective date of the Destec acquisition, the Company disposed of certain non-strategic domestic assets acquired in the Destec transaction. Also during the 1997 period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an agreement reached with the Federal Trade Commission related to the Chevron Combination.

DIVIDEND REQUIREMENTS AND STOCK REPURCHASES

DYNEGY declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. The Company paid approximately $5.9 million in cash dividends and distributions during each nine-month period ended September 30, 1998 and 1997, respectively.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open-market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company acquired 456,800 shares of its stock through open-market trades during the nine-month period ended September 30, 1998, at a total cost of $6.1 million, or $13.34 per share on a weighted average cost basis. For the nine-month period ended September 30, 1997, the Company acquired 654,900 shares of its common stock in open-market transactions for an aggregate cost of $10.5 million, or $16.03 per share on a weighted average cost basis.

                                  DYNEGY INC.

                          PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. ("Holdings"), Destec Operating Company (wholly-owned subsidiaries of the Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership"). Dynegy Power Corp. (formerly Destec) and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served by mail its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The parties are actively engaged in discovery and the October 1998 trial date was moved to March 15, 1999. The Partnership has previously advised the Federal Energy Regulatory Commission ("FERC") of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC determines that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin will seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. Dynegy Power Corp is currently in settlement negotiations with PG&E and LOF. If a settlement is not reached, the Company's subsidiaries intend to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc., wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Destec Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. in the Chalk Cliff partnership. All general partners of the Partnerships are also named defendants. The lawsuit alleges breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Destec Defendants. The breach of contract claims arise out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL has sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Destec Defendants, (c) dismissed the tortious interference claims against the Destec Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Destec Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general

                                  DYNEGY INC.

                          PART II. OTHER INFORMATION

partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnership filed their judgement on June 4, 1998. The appeal process is anticipated to take approximately eighteen months. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgement against them.

The PG&E and SOCAL litigations represent pre-acquisition contingencies acquired by the Company in the Destec acquisition. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loans used to construct the power generation facilities owned by the respective Partnerships. Chalk Cliff and San Joaquin believe there is little incentive for their lenders to call on this cross-guarantee at this time. In the opinion of management, if the lenders chose to exercise their option under the terms of such arrangements, such action would not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

       EXHIBIT NUMBER                    DESCRIPTION
       --------------                    -----------

           + 3.1 Certificate of Amendment to Restated Certificate of Incorporation of NGC Corporation.

           + 3.2       Bylaws of Dynegy Inc.

           + 27        Financial Data Schedule

(b) No current reports on Form 8-K were filed by the Company during the Quarterly period ended September 30, 1998.

-----------
+ Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                    DYNEGY INC.



Date:  November 13, 1998            By:  /s/  Bradley P. Farnsworth
       -----------------                 --------------------------
                                         Bradley P. Farnsworth, Vice President
                                         and Controller (Principal Accounting
                                         Officer)