Form 10-K
period 1998-12-31
DYNEGY INC
filed 1999-03-30
CIK 879215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                                                  Name of each exchange
  Title of each class:                            on which registered:

  Common Stock, par value $.01 per share       New York Stock Exchange
  Series A Participating Preferred Stock                   --
  6.75% Debt Securities due 2005                           --
  7.125% Debentures due 2018                               --
  7.625% Senior Notes due 2026                             --

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes [X]  No [_]

The aggregate value of Common Stock held by non-affiliates of the registrant was approximately $434,709,735 on March 24, 1999, (based on $15.00 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date). 152,599,134 shares of the registrant's Common Stock were outstanding as of March 24, 1999.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Parts I, II and IV in the Annual Report to Shareholders for the fiscal year ended December 31, 1998. As to Part III (items 10, 11, 12 and 13), Notice and Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 1998.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                  DYNEGY INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                    Page
                                     PART I

   Item 1.       Business...........................................    1
   Item 1A.      Executive Officers.................................   13
   Item 2.       Properties.........................................   15
   Item 3.       Legal Proceedings..................................   20
   Item 4.       Submission of Matters to a Vote of Security Holders   22


                                    PART II

   Item 5.      Market for the Registrant's Common Equity and
                 Related Stockholder Matters........................   22
   Item 6.      Selected Financial Data.............................   23
   Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................   24
   Item 8.      Financial Statements and Supplementary Data.........   39
   Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................   39

                                    PART III

   Item 10.      Directors and Executive Officers of the Registrant.   39
   Item 11.      Executive Compensation.............................   39
   Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management........................................   39
   Item 13.      Certain Relationships and Related Transactions.....   39

                                    PART IV

   Item 14.      Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K........................................  39

   Signatures........................................................  46


                For definitions of certain terms used herein,
                    see "Item 1. BUSINESS -- DEFINITIONS."

                                    PART I

Item 1.  BUSINESS
                                  THE COMPANY
General

  Dynegy Inc. ("Dynegy" or the "Company") is a leading provider of energy products and services in North America and the United Kingdom. Products marketed by the Company's wholesale marketing operations include natural gas, electricity, coal, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large scale energy marketing operation with strategically located assets which augment the marketing efforts affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

  The Company is a holding company that conducts substantially all of its business through its subsidiaries. From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. The Company initiated electric power marketing operations in February 1994 in order to exploit opportunities created by the deregulation of the domestic electric power industry. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc. ("Holding"), a fully integrated natural gas liquids company, merged ("Trident Combination") and the combined entity was renamed NGC Corporation ("NGC"). On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates (collectively "Chevron") whereby substantially all of Chevron's mid-stream assets merged with NGC ("Chevron Combination"). BG plc, Chevron and NOVA Chemicals Corp. ("NOVA") each own approximately 26 percent of the outstanding common stock of Dynegy. Effective July 1, 1997, NGC acquired Destec Energy, Inc. ("Destec Acquisition"), a leading independent power producer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century.

     The principal executive office of the Company is located at 1000 Louisiana, Suite 5800, Houston, Texas 77002, and the telephone number of that office is
(713) 507-6400. Dynegy and its affiliates maintain marketing and/or regional offices in Atlanta, Georgia; Boston, Massachusetts; Calgary, Alberta; Chicago, Illinois; Dallas, Texas; Englewood, Colorado; London, England; Midland, Texas; Oklahoma City, Oklahoma; Pleasanton, California; Tampa, Florida; Tulsa, Oklahoma; and Washington D.C.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

  This Form 10-K contains various forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", and "expect" reflect forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on Dynegy's results of operations and financial condition are:

 .  Competitive practices in the industries in which Dynegy competes;
 .  Fluctuations in commodity prices for natural gas, electricity, natural gas liquids, crude oil or coal;
 . Fluctuations in energy commodity prices which could not or have not been properly hedged or which are inconsistent with Dynegy's open position in its energy marketing activities;
 .  Operational and systems risks;
 . Environmental liabilities which are not covered by indemnity or insurance; . Software, hardware or third-party failures resulting from Year 2000 issues;

 .  General economic and capital market conditions, including fluctuations in interest rates; and
 .  The impact of current and future laws and governmental regulations
   (particularly environmental regulations) affecting the energy industry in general, and Dynegy's operations in particular.

DEFINITIONS

  As used in this Form 10-K, the abbreviations listed below are defined as follows:

  Bbl     42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.
  MBbls/d Volume of one thousand barrels per day.
  MMBbls  Volume of one million barrels.
  MMcf/d  Volume of one million cubic feet per day.
  Bcf     Volume of one billion cubic feet.
  Bcf/d   Volume of one billion cubic feet per day.
  Btu     British Thermal Unit - a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.
  Bpd     Barrels per day.
  NGLs    Natural gas liquids.
  LPG     Liquid petroleum gas.
  MW      Megawatts.
  Spot    The Henry Hub cash price posting for natural gas per the "Inside FERC"
           publication.

BUSINESS

     The Company reports operations under two primary business segments: the Wholesale Gas and Power and Liquids segments. A general description of the business strategy employed by each segment is followed by a discussion of each segment's component businesses.

WHOLESALE GAS AND POWER SEGMENT

  This segment is actively engaged in value creation through marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. Dynegy is pursuing an integrated wholesale energy business approach based on execution of an energy convergence strategy. This strategy exploits the marketing, trading and arbitrage opportunities existing in the natural gas and power markets that are enhanced by the control and optimization of related physical assets. The combination of a portfolio of strategic generation assets and a national gas and power marketing franchise allow for extraction of value resulting from arbitrage opportunities occurring across energy products, across geographic regions and over time. The Company refers to this synergistic relationship between merchant generation capacity and energy trading and marketing as the "Merchant Leverage Effect" depicted below.

                             DYNEGY'S MERCHANT LEVERAGE EFFECT

            GENERATION                    TRADING & MARKETING

        Capacity & Energy             National Market Access
        Expanded Product Portfolio    Market Infrastructure & Intelligence
        Supply Reliability            Risk Management & Arbitrage
        Development Expertise         Fuel and Asset Management
        Operations Expertise          Transmission Expertise & Position
        MARKET SHARE                  INCREASED RETURNS

     Dynegy views its gas and power marketing and power generation businesses as an integrated unit. Ownership or control of merchant generation, or "Btu Conversion" capacity, when coupled with the Company's national wholesale gas and power marketing franchise, creates a wide range of value creation opportunities benefiting both the Company and its customers. Dynegy's wholesale trading and marketing franchise adds value to its generation assets by providing national market access, market infrastructure and intelligence, risk management and arbitrage opportunities, fuel management and procurement expertise and transmission expertise for inputs (gas) and outputs (power). Generation capacity adds value to the Company's wholesale trading and marketing franchise by providing an outlet/market for gas supply, a source of reliable power supply and an enhanced ability to structure innovative new products and services for customers.

     Concurrent with the restructuring of the U.S. wholesale electricity markets, Dynegy is continuing its focus on building a portfolio of merchant generation capacity in select markets across the country. Dynegy believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. For the foreseeable future, Dynegy will continue to expand its ownership or commercial control over strategic generation assets/capacity in selected markets through acquisitions, greenfield development and asset management agreements. It is expected that approximately seventy percent of projected capital expenditures over the next three years will be directed to the control or ownership of generation assets designed to maximize value extraction through execution of the Merchant Leverage Effect.

     Deregulation of the retail gas and power markets is also evolving to encourage greater competition and access to markets. Dynegy's retail gas and electric strategy is designed to access a significant national customer base while mitigating the large capital investment and financial risks necessitated by other national retail marketing strategies. Rather than competing directly with its existing wholesale customers, Dynegy has chosen to strengthen key customer relationships by forming a number of regional retail gas alliances. The combination of Dynegy's low cost energy supply (gas and power) with a regional utility's large, installed customer base and local name recognition positions each alliance to capture a significant portion of the local gas and power market, when those markets fully open to competition. Dynegy's goal is to form a North American network of regional retail energy alliances. Dynegy believes that this strategy will accelerate its penetration of the retail gas and electric markets while significantly reducing financial risk during this period of regulatory uncertainty and restructuring. The following chart provides geographic data on existing and targeted alliance markets.

                     DYNEGY'S RETAIL ALLIANCE NETWORK

                              [Map appears here]

     Dynegy's integrated vision of the gas and power marketing and power generation businesses in the United States is expected to be replicated throughout Canada, the United Kingdom, Europe and Australia as those markets open up to greater competition, subject to any unique attributes associated with market deregulation in those areas. The Company maintains established energy trading operations in both Canada and in the UK and is continuing to assess local, regional and national markets, regulatory environments and other factors in order to support and direct future economic investment.

Liquids Segment

     This segment principally operates under the name Dynegy Mid-Stream Services and consists of the North American mid-stream liquids operations, as well as the global liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. Dynegy believes that a strategic shift in the historical mid-stream asset business paradigm is occurring as major producers upstream and refiners downstream have divested their ownership in these assets and operations. Traditionally, these operations provided intermediate service and support functions within most integrated petroleum companies. Dynegy believes that it can achieve significant costs and operating efficiencies as well as attractive returns on services provided to the market from the independent ownership and operation of these assets. Dynegy believes that value creation occurs throughout the mid-stream service businesses. As a result, Dynegy has built a vertically integrated natural gas liquids infrastructure having the capability of extracting profit throughout the value chain extending from inlet natural gas volumes gathered from producing horizons throughout the US and Canada to marketing NGLs to wholesalers and end-users throughout the world.

                        DYNEGY'S "LIQUIDS VALUE CHAIN"

                            [Graphic appears here]

     The Company is a recognized industry leader in substantially all mid-stream component businesses, ranging from natural gas processing to marketing NGLs to end users. Dynegy is the second largest processor of natural gas in the United States; it owns substantial fractionation capacity that exceeds three hundred thousand barrels per day and the Company markets over four hundred fifty thousand barrels of NGLs daily. These activities are supported by an extensive storage and transportation system, which includes in excess of 14,000 miles of natural gas pipelines, 2,000 miles of crude oil pipelines, 500 miles of NGL pipelines and 60 million barrels of NGL storage capacity. To further assist its operations, the Company has access to substantial barge, rail, trucking and terminalling assets as well as large-hull ships having long-haul capabilities, which enhance international trading opportunities.

     Despite significant consolidation over the last four years, the domestic mid-stream industry remains relatively fragmented and competition for additional inlet volumes remains intense. The recent downturn in NGL prices has put additional pressure on operating margins. Dynegy has responded to these industry conditions by aggressively reducing costs, rationalizing assets in non-core areas and improving its competitive position in core operating areas through asset consolidation and alliances with industry partners. The goal of these efforts is to mitigate the variability of earnings and cash flow caused by fluctuations in commodity prices.

OVERVIEW OF SEGMENT BUSINESSES

WHOLESALE GAS AND POWER SEGMENT - NATURAL GAS

     The Company's wholesale natural gas marketing activities are conducted throughout North America and in the United Kingdom. These activities consist of contracting to purchase specific volumes of natural gas from suppliers at various points of receipt to be supplied over a specific period of time; aggregating natural gas supplies and arranging for the transportation of these gas supplies through proprietary and third-party transmission systems; negotiating the sale of specific volumes of natural gas over a specific period of time to local distribution companies (LDCs), utilities, power plants and other end-users; and matching natural gas receipts and deliveries based on volumes required by customers.

     NATURAL GAS PURCHASES. The Company purchases natural gas from a variety of suppliers under contracts with varying terms and conditions intended to ensure a stable supply of natural gas. When purchasing natural gas, the Company considers price, location, liquids content, if applicable, and quantities available. In 1998, the Company purchased natural gas in every major producing basin in the United States and Canada from over 700 suppliers, ranging from major producers to small independent companies. Pursuant to ancillary agreements entered into as part of the Chevron Combination, Dynegy has the obligation to purchase and the right to market substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). The Chevron relationship provides the Company with a significant, stable supply of natural gas which, when combined with gas supplies available from its network of other supply sources, allows it to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand.

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

     NATURAL GAS SALES. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's wholesale customer base consists primarily of gas and electric utilities and industrial and commercial end-users and marketers of natural gas. In 1998, sales were made to approximately 900 customers located throughout the contiguous United States and parts of Canada. For the year ended December 31, 1998, the Company's North American operations sold an aggregate average of 8.2 Bcf per day of natural gas.

     NATURAL GAS STORAGE. Natural gas storage capacity plays an important role in the Company's ability to act as a full-service natural gas marketer by allowing it to manage relatively constant gas supply volumes with uneven demand levels. Through the use of its storage capabilities, the Company offers peak delivery services to satisfy winter heating and summer electric-generating demands. Storage inventories also provide performance security or "backup" service to the Company's customers. The Company at various times leases short-term and long-term firm and interruptible storage.

     UNITED KINGDOM. Beginning in 1997, the Company began an independent energy marketing business through a wholly owned subsidiary in the United Kingdom. Additionally, Dynegy maintains a twenty-five percent participating preferred stock interest in Accord Energy Limited ("Accord"), a U.K.-based energy marketing company. During 1998, the Company's U.K. subsidiary purchased product from 42 suppliers and marketed sales to 35 customers. For the year ended December 31, 1998, the Company's U.K.-based operations sold an aggregate average of 0.7 Bcf per day of natural gas.

WHOLESALE GAS AND POWER SEGMENT - POWER

     Dynegy markets electricity and power products and services through Electric Clearinghouse Inc. ("ECI"), an indirect wholly-owned subsidiary, providing a 24-hour-a-day resource for the sale and purchase of power through access to wholesale markets throughout North America. The Company helps generation customers manage and optimize their fuel supplies, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, the Company provides market aggregation and sales assistance and risk-management services and strategies. The Company will at times contract for transmission capacity over regulated transmission lines in order to facilitate regional movements of power. In 1998, Dynegy made sales to approximately 180 customers and sold 121 million-megawatt hours of electricity.

     Dynegy has interests in thirty-one power projects in operation, under construction, in late stage development or pending acquisition having combined gross capacity of 6,832 megawatts of electricity. The majority of these facilities are gas-fired and are principally owned through interests in joint ventures formed to operate the plants. In addition to ownership and operation of generating capacity, the Company provides services to the joint ventures in which it owns an interest in the areas of project development, engineering, environmental affairs, operating services, management and fuel supply services. Such management services include:

 .   Engineering oversight of all conceptual planning, feasibility studies, environmental studies and plant, engineering and construction design;
 .   Specialized and comprehensive operating, maintenance, testing and start-up services;
 .   Power and fuel management involving purchases and sales for and from the projects;
 .   Contract negotiation;
 .   Development and maintenance of business plans and forecasts;
 .   Development and implementation of profit improvement opportunities;
 .   Monitoring regulatory, legislative, and environmental affairs; and
 .   Providing various accounting and financial services.

LIQUIDS SEGMENT - NATURAL GAS GATHERING AND PROCESSING

     The natural gas processing industry is a major segment of the oil and gas industry, providing the necessary service of refining raw natural gas into marketable pipeline quality natural gas and natural gas liquids. The Company owns interests in 42 gas processing plants, including 35 plants that it operates, as well as associated and stand-alone natural gas gathering pipeline systems. These assets are primarily located in the key producing areas of New Mexico, Texas, Louisiana, Arkansas, Oklahoma, Kansas and Alberta, Canada.

     During 1998, the Company processed an average of 2.3 Bcf per day of natural gas and produced an average of 110.0 thousand barrels per day of natural gas liquids. As part of the Chevron Combination's ancillary agreements, Dynegy acquired the right to process substantially all of Chevron's processable natural gas in those geographic areas where it is economically feasible for Dynegy to provide such service.

LIQUIDS SEGMENT - FRACTIONATION

     Natural gas liquids removed from the natural gas stream at gas processing plants are generally in the form of a commingled stream of liquid hydrocarbons (raw product). The commingled natural gas liquids are separated at fractionation facilities into the component products of ethane, propane, normal butane, isobutane and natural gasoline. The Company has ownership interests in three fractionation facilities; two in Mont Belvieu, Texas and one in Lake Charles, Louisiana. During 1998, these facilities fractionated an average of 285 thousand gross barrels per day.

LIQUIDS SEGMENT - NGL MARKETING

     The Company markets its own NGL production and also purchases NGLs from third parties for resale. During 1998, the Company sold approximately 410 thousand barrels per day of natural gas liquids to over 900 customers.

LIQUIDS SEGMENT - TRANSPORTATION OPERATIONS

     The Company's transportation assets are inter-connected with the nation's gas liquids and natural gas pipeline systems. Through this network of pipeline connections, terminals, rail cars, trucks, barges and storage facilities, the Company moves natural gas liquids from producing regions in the Gulf Coast, West and Midwest to most major domestic and international markets. The Company operates large-scale marine terminals in Texas, Florida and Louisiana, which offer importers a variety of methods for transporting products to the marketplace. In addition, Dynegy has access to over 60 million barrels of underground liquids storage providing customers with the ability to store, trade, buy and sell specification products. Dynegy also leases large-hull ships capable of importing/exporting liquid petroleum gas to/from markets throughout the world.

LIQUIDS SEGMENT - CRUDE OIL MARKETING

     The Company provides a full range of crude oil marketing services to producers, and serves the North American refining community as a regionally diversified supplier of crude oil. Through its participation in major trading centers in Canada and the Mid-Continent, Rocky Mountain and Gulf Coast areas, the Company has established itself as a dependable source of competitively priced crude oil. During 1998, the Company sold approximately 240 thousand barrels per day of crude oil to over 100 customers.

LIQUIDS SEGMENT - INTERNATIONAL LPG MARKETING

     The Company markets and trades LPG to markets throughout the world through use of chartered large-hull ships. Product marketed and traded by this business is acquired from producing areas in the North Sea, West Africa, Algeria and the Arabian Gulf as well as from the U.S. Gulf Coast region. Currently, this business markets approximately 75,000 barrels per day of LPG.

RISK MANAGEMENT ACTIVITIES

     Dynegy utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

 .  Manage and hedge its fixed-price purchase and sales commitments;
 . Provide fixed-price commitments as a service to its customers and suppliers; . Reduce its exposure to the volatility of cash market prices;
 . Protect its investment in storage inventories; and . Hedge fuel requirements at its gas processing and power generation facilities.

The Company may, at times, have a bias in the market, within established guidelines, resulting from the management of its portfolio. Additionally, Dynegy monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

  In addition to the risk associated with price or interest rate movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. Dynegy maintains credit policies with regard to its counterparties, which management believes minimize its overall credit risk.

  The commercial groups of Dynegy manage, on a portfolio basis, the resulting market risks inherent in the transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units that create or actively manage these risk exposures to ensure compliance with Dynegy's risk management policies. Risk measurement is also practiced against the Dynegy portfolios with value at risk, stress testing and scenario analysis.

  As a result of recent pronouncements issued by the Financial Accounting Standards Board and the Emerging Issues Task Force, the Company's comprehensive method of accounting for energy-related contracts and/or derivative instruments and hedging activities is changing effective January 1, 1999. Refer to "Item 7.
- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. - Financial Statements and Supplementary Data", for further discussion and analysis of the effects of these accounting principle changes.

COMPETITION

     All phases of the businesses in which Dynegy is engaged are highly competitive. In connection with both domestic and foreign operations, the Company encounters strong competition from companies of all sizes, having varying levels of financial and personnel resources.

     Dynegy competes in its gas marketing business with other natural gas merchants, producers and pipelines for sales based on its ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize transportation efficiently through third-party pipelines. With respect to its marketing operations, Dynegy believes that:

 . Customers will increasingly scrutinize the financial condition of their suppliers to assure that contract obligations will be met;
 . Suppliers and transporters will demand more stringent credit terms to secure the performance of natural gas merchants;
 . The increased role of storage and other risk management tools will add to the financial costs of doing business;
 . The increasing availability of pricing information to participants in the natural gas industry will continue to exert downward pressure on per-unit profit margins in the industry;
 . Suppliers will have to be multi-fuel marketers; and . Large competitors will create competition from entities having significant liquidity and other resources.

As a result, Dynegy believes its financial condition and its access to capital markets will play an increasing role in distinguishing the Company from many of its competitors. Operationally, Dynegy believes its ability to remain a low-cost merchant and to effectively combine value-added services, competitively priced supplies and price risk management services will determine the level of success in its natural gas marketing operations.

     Dynegy's power marketing business is similar to its gas marketing business in that it provides contract services to electric utilities, markets and supplies electricity and invests in power-related assets and joint ventures. As a result, the competitive issues incumbent upon the Company's gas marketing operations similarly affect the Company's power marketing business. As with its gas marketing operations, the Company believes it has the ability to establish itself as a low cost and dependable merchant providing competitively priced supplies and a variety of services which will differentiate Dynegy from the competition.

     The independent power generation industry has grown rapidly over the past twenty years. The demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired cogeneration and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company's power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the U.S. electric power industry has resulted in a highly competitive market for acquisition or development of domestic power generating facilities. As the nation's regulated utilities seek non-regulated investments and states move toward retail electric competition, these trends can be expected to continue for the foreseeable future.

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

Regulation

     General. The Company is subject to the laws, rules and regulations of the jurisdictions and countries in which it conducts its operations. The regulatory burden on the energy industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as these rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations. These rules and regulations affect the industry as a whole; therefore, the Company does not believe that it is affected in a significantly different manner from its competitors.

     NATURAL GAS REGULATION. The transportation and sale for resale of natural gas is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, as amended ("NGA") and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). Interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the FERC. Certain of the Company's pipeline activities and facilities are involved in interstate transportation of natural gas, crude oil and natural gas liquids, and are subject to these or other federal regulations.

     NATURAL GAS MARKETING. Commencing in 1985, the FERC promulgated a series of orders and regulations adopting changes that significantly altered the business of transporting and marketing natural gas by fostering competition. The thrust of these regulations was to induce interstate pipeline companies to provide nondiscriminatory transportation services to producers, distributors and other shippers. The effect of the foregoing regulations has been the creation of an open access market for natural gas purchases and sales and the creation of a business environment which has fostered the evolution of various unregulated, privately negotiated natural gas sales, purchase and transportation arrangements. Regulations in Canada have resulted in a similar business environment in that country. The sale for resale of natural gas in North America has substantially completed its evolution to an unregulated, open access market. The Company does not believe that any further regulatory matters will have a material adverse effect on the Company's operations or competitiveness.

     In the latter half of 1998, the FERC issued two proposed rulemakings in which it laid out possible changes to the character of interstate transportation services. Some proposed changes could benefit the Company, while others could have a negative impact. It is too early to predict which, if any, changes will be implemented.

     In Canada, certain federal and provincial regulatory authorities require parties to hold export or removal permits for transactions pursuant to which natural gas is to be exported from the jurisdiction in which it is produced. These requirements apply whether the gas is removed from one province to another or from a province to the United States. The Company's indirectly wholly-owned Canadian subsidiary, Dynegy Canada Inc., holds permits from the National Energy Board, the Alberta Energy and Utilities Board ("AEUB") and the British Columbia Ministry of Employment and Investment, Oil and Gas Section for such purposes. In addition, Dynegy Canada Inc. holds export permits from the National Energy Board similar to the foregoing for butane, propane and crude oil. In the United Kingdom, regulation of the natural gas business is subject to regulation by the Office of Gas Supply.

     GAS PROCESSING. The primary function of Dynegy's gas processing plants is the extraction of natural gas liquids and the conditioning of natural gas for marketing, and not natural gas transportation. The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and therefore is not subject to jurisdiction under the NGA. Even though the FERC has made no specific declaration as to the jurisdictional status of the Company's gas processing operations or facilities, Dynegy believes its gas processing plants are primarily involved in removing natural gas liquids and therefore exempt from FERC jurisdiction. Nonetheless, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction should apply to the downstream facility as a pipeline, however, and not to the plants themselves.

     In Canada, the AEUB governs the permitting, emissions and operations of gas gathering and processing facilities. These facilities require a permit from the AEUB to process or transport a specified volume of gas and a demonstration at the time of application that the impact on the environment will be minimal. Dynegy Canada Inc. holds all necessary permits required in order to own and operate its processing and gathering facilities. Notwithstanding the jurisdiction of the AEUB, the rates, terms and conditions of service of such facilities are the result of privately negotiated arrangements.

     Gathering. The NGA exempts gas-gathering facilities from the jurisdiction of the FERC. Interstate transmission facilities, on the other hand, remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities on a fact-specific basis. Dynegy believes its gathering facilities and operations meet the current tests used by the FERC to determine a nonjurisdictional gathering facility status. Some of the recent cases applying these tests in a manner favorable to the determination of Dynegy's nonjurisdictional status are still subject to rehearing and appeal. In addition, the FERC's articulation and application of the tests used to distinguish between jurisdictional pipelines and nonjurisdictional gathering facilities have varied over time. While the Company believes current definitions create nonjurisdictional status for Dynegy's gathering facilities, no assurance can be given that such facilities will remain classified as gas gathering facilities and the possibility exists that the rates, terms, and conditions of the services rendered by those facilities, and the construction and operation of the facilities will be subject to regulation by the FERC or by the various states in the absence of FERC regulation.

     OTHER REGULATORY ISSUES. The Company's gas purchases and sales are generally not regulated by the FERC or other regulatory authorities; however, as a gas merchant, the Company depends on the gas transportation and storage services offered by various pipeline companies to enable the sale and delivery of its gas supplies. Additionally, certain other pipeline activities and facilities of the Company are involved in interstate and intrastate transportation and storage services and are subject to various federal and state regulations which generally regulate rates, terms and conditions of service.

     ELECTRICITY MARKETING REGULATION.   The Federal Power Act ("FPA") and rules
promulgated by the FERC regulate the transmission of electric power in interstate commerce and sales for resale of that power. As a result, portions of ECI's operations are under the jurisdiction of the FPA and FERC. In April 1996, the FERC adopted rules ("Order 888") to expand transmission service and access and provide alternative methods of pricing for transmission services. Order 888 is intended to open the FERC-jurisdictional interstate transmission grid in the continental United States to all qualified persons that seek transmission services to wheel wholesale power. Utilities are required to provide transmission customers non-discriminatory open access to their transmission grids with rates, terms, and conditions comparable to that which the utility imposes on itself. Order 888 was upheld by the FERC in March 1997 and is subject to appeal. Second generation implementation issues arising out of Order 888 abound. These include issues relating to power pool structures and transmission pricing. These too will likely find their way to the courts, and their outcome cannot be predicted.

     POWER GENERATION REGULATION. Historically in the United States, regulated and government-owned utilities have been the only significant producers of electric power for sale to third parties. Pursuant to the enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), companies other than utilities were encouraged to enter the electric power business by reducing regulatory constraints. In addition, PURPA and its implementing regulations created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electric power generated in cogeneration plants meeting certain requirements (referred to as "Qualifying Facilities"). As a result of PURPA, a significant market for electric power produced by independent power producers developed in the United States. The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to Dynegy and its competitors. Many of the projects that Dynegy currently owns meet the requirements under PURPA to be Qualifying Facilities and are maintained on that basis.

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

     Changes in PURPA, PUHCA and other related federal statutes may occur in the next several years. The nature and impact of such changes on the Company's projects, operations and contracts is unknown at this time. Dynegy actively monitors these developments to determine such impacts as well as to evaluate new business opportunities created by restructuring of the electric power industry. Depending on the outcome of these legislative matters, changes in legislation could have an adverse effect on current contract terms.

     The enactment in 1978 of PURPA and the adoption of regulations thereunder by the FERC and individual states provide incentives for the development of small power production facilities and cogeneration facilities meeting certain criteria. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of thermal energy (such as steam) which is used for a qualified purpose other than power generation,
(ii) meet certain energy operating and efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled or more than 50 percent owned by an electric utility or electric utility holding company, or any combination thereof. PURPA provides two primary benefits to Qualifying Facilities owned and operated by non-utility generators. First, Qualifying Facilities under PURPA are exempt from certain provisions of PUHCA, the FPA and, except under certain limited circumstances, state laws respecting rate and financial regulation. Second, PURPA requires that electric utilities purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and that the utility sell back-up power to the Qualifying Facility on a non-discriminatory basis. The FERC regulations also permit Qualifying Facilities and utilities to negotiate agreements for utility purchases of power at rates other than the purchasing utility's avoided cost. If Congress amends PURPA, the statutory requirement that an electric utility purchase electricity from a Qualifying Facility at full avoided costs could be eliminated. Although current legislative proposals specify the honoring of existing contracts, repeal of the statutory purchase requirements of PURPA going forward could increase pressure to renegotiate existing contracts. Any changes that result in lower contract prices could have an adverse effect on the Company's operations and financial position.

     The Congress passed the Energy Act to promote further competition in the development of new wholesale power generation sources. Through amendments to PUHCA, the Energy Act encourages the development of independent power projects that are certified by the FERC as exempt wholesale generators ("EWGs"). The owners or operators of qualifying EWGs are exempt from the provisions of PUHCA. The Energy Act also provides the FERC with extensive new authority to order electric utilities to provide other electric utilities, Qualifying Facilities and independent power projects with access to their transmission systems. However, the Energy Act does preclude the FERC from ordering transmission services to retail customers and prohibits

"sham" wholesale energy transactions which appear to provide wholesale service, but actually are providing service to retail customers.

     The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides the FERC with ongoing as well as initial jurisdiction, enabling the FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or on rates that are determined through competitive bidding or negotiation on a market basis. Although Qualifying Facilities under PURPA are exempt from ratemaking and certain other provisions of the FPA, independent power projects and certain power marketing activities are subject to the FPA and to the FERC's ratemaking jurisdiction. Utilities are not obligated to purchase power from projects subject to regulation by the FERC under the FPA because they do not meet the requirements of PURPA. However, because such projects would not be bound by PURPA's thermal energy use requirement, they may have greater latitude in site selection and facility size. All of the projects currently owned or operated by Dynegy as Qualifying Facilities under PURPA are exempt from the FPA. Dynegy's EWGs, El Segundo, Long Beach, Commonwealth Atlantic and Hartwell, are subject to the FPA and the jurisdiction of the FERC. With approval from FERC, such entities, with certain exceptions, are exempted from being required to sell at cost-based rates and can make all sales at market-based rates set through negotiations. Independent power projects in which the Company has an interest and that are not Qualifying Facilities have been granted market based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interests in such projects.

     Development of projects in international markets typically creates exposure and obligations to the national, provincial and local laws of each host country, worldwide environmental standards and requirements imposed by multi-lateral lending institutions. The principal regulatory consideration for international projects is PUHCA, since it is broadly applicable to the ownership and operation of power facilities (including generation and transmission facilities) both inside and outside of the United States. For international projects, the principal basis for exemption from PUHCA is by obtaining EWG status from the FERC. EWG status is very beneficial for international projects because EWGs are generally allowed to make retail sales in international markets. Another way to obtain an exemption from PUHCA for foreign ownership and operation activities is by filing a foreign utility company determination ("FUCO") with the Securities and Exchange Commission. However, FUCO filings are less frequently used, because unlike EWGs, no formal regulatory order is issued confirming the status of a FUCO. The development of international power generation and transmission projects also may entail other multi-national regulatory considerations arising under United States law, including export/import controls, trade laws and other similar legislation. Dynegy attempts to identify and manage those issues early in the development process to ensure compliance with such laws and regulations.

     STATE REGULATORY REFORMS. Legislation currently under review in various states affecting gas and power marketing and power generation businesses is most likely to impact Dynegy in the near term. However, other state regulatory reforms impacting the Company's processing and gathering operations and other businesses are proceeding. While the ultimate impact of such legislation on the Company's businesses cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's operations or competitiveness.

ENVIRONMENTAL  AND OTHER MATTERS

   Dynegy's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Development of projects in international markets creates exposure and obligations to the national, provincial and local laws of each host country, including environmental standards and requirements imposed by these governments. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. The Company's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by the Company subject to environmental regulation. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

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

     In connection with discrete asset acquisitions and sales, Dynegy may obtain or be required to provide indemnification against certain environmental liabilities. These indemnities are typically limited in scope and time period. To minimize its exposure for such liabilities, environmental audits of the assets Dynegy wishes to acquire are made, either by Dynegy personnel, outside environmental consultants, or a combination of the two. The Company has not heretofore incurred any material environmental liabilities arising from its acquisition or divestiture activities. The incurrence of a material environmental liability, and/or the failure of an indemnitor to meet its indemnification obligations with respect thereto, could have a material adverse effect on Dynegy's operations and financial condition.

     To the Company's knowledge, it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statutes, regulations, orders and rules. Further, to the best of the Company's knowledge, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets or pertaining to any indemnification obligations with respect to properties previously owned or operated by the Company which would have a material adverse effect on the Company's operations and financial condition. Dynegy's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $9 million in 1998. Total environmental expenditures for both capital and operating maintenance and administrative costs are not expected to exceed $14 million in 1999.

     In addition to environmental regulatory issues, the design, construction, operation and maintenance of the Company's pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act ("NGPSA"), or by state regulations meeting the requirements of the NGPSA, or to similar statutes, rules and regulations in Canada. The Company believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

     The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of SARA and similar state statutes require that information be organized and maintained about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

OPERATIONAL RISKS AND INSURANCE

     Dynegy is subject to all risks inherent in the various businesses in which it operates. These risks include, but are not limited to, explosions, fires and product spillage, which could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility. Dynegy maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect Dynegy's operations and financial condition. Moreover, no assurance can be given that Dynegy will be able to maintain insurance in the future at rates it considers reasonable.

     The Company has designated two of its subsidiaries to assist in the management of certain liabilities principally relating to environmental, litigation and credit reserves. Together with the involvement of third parties whose primary consideration will be based on the realization of savings by the Company, the subsidiaries will attempt to find new ways to handle these costs in a more efficient manner.

EMPLOYEES

     The Company employs approximately 1,220 employees at its administrative offices and approximately 1,214 employees at its operating facilities. Approximately 137 employees at Company-operated facilities are subject to collective bargaining agreements with one of the following unions: the Oil, Chemical and Atomic Workers International Union, the Metal Trades Council or the Communications, Energy and Paperworkers Union. Management considers relations with both union and non-union employees to be satisfactory.

ITEM 1A. EXECUTIVE OFFICERS

          Set forth below are the names and positions of the current executive officers of the Company, together with their ages, position(s) and years of service with the Company.

                                                                                           Served with the
Name                         Age *                     Position(s)                          Company Since
C. L. Watson                   49    Chairman of the Board, Chief Executive Officer,             1985
                                     and a Director of the Company

Stephen W. Bergstrom           41    President and Chief Operating Officer of                    1986
                                     Dynegy Marketing and Trade, and a Director
                                     of the Company

John U. Clarke                 46    Senior Vice President, Chief Financial Officer              1997
                                     of the Company, and an Advisory Director of
                                     the Company

Dan W. Ryser                   49    Executive Vice President of Dynegy Marketing                1993
                                     and Trade

Stephen A. Furbacher           51    President and Chief Operating Officer of                    1996
                                     Dynegy Mid-Stream Services

Kenneth E. Randolph            42    Senior Vice President, General Counsel and                  1984
                                     Secretary of the Company

* As of April 1, 1999.

     The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

     C. L. Watson is the Chairman and Chief Executive Officer of Dynegy Inc. He joined the company as President in 1985 and became Chairman and Chief Executive Officer of NGC Corporation, Dynegy's predecessor, in 1989. Prior to his employment with Clearinghouse, he served as Director of Gas Sales for the Western United States for Conoco Inc. Mr. Watson serves on the board of directors of Baker Hughes Incorporated.

  Stephen W. Bergstrom, President and Chief Operating Officer of Dynegy Marketing and Trade and Senior Vice President of Dynegy Inc., is responsible for natural gas and power marketing, generation and international functions. He is also a member of Dynegy's board of directors. After joining Natural Gas Clearinghouse, the predecessor of Dynegy, in 1986 as Vice President of Gas Supply, Mr. Bergstrom was promoted to Senior Vice President of Gas Marketing and Supply in 1987. In 1990, he was named Executive Vice President of Natural Gas Clearinghouse. Prior to joining the Company, Mr. Bergstrom was Vice President of Gas Supply for Enron Gas Marketing. Mr. Bergstrom began his professional career with Transco Energy Company of Houston.

     John U. Clarke joined the Company in April 1997 as Senior Vice President and Chief Financial Officer and serves as the Company's principal financial officer. Mr. Clarke is also an Advisory Director of the Company. Prior to joining Dynegy, Mr. Clarke was a managing director and co-head of a specialty energy practice group with Simmons & Company International, an investment-banking firm for approximately one year. He previously had served as President of Concept Capital Group, Inc., a financial advisory firm formed by Mr. Clarke in May, 1995. Mr. Clarke was Executive Vice President and Chief Financial and Administrative Officer with Cabot Oil & Gas Corporation from August 1993 to February 1995, and worked for Transco Energy Company, from April 1981 to May 1993, last serving as Senior Vice President and Chief Financial Officer. Mr. Clarke began his career with Tenneco Inc. in January 1978.

     Dan W. Ryser serves as Senior Vice President of Dynegy Inc. and executive Vice President of Dynegy Marketing and Trade. Mr. Ryser manages the Company's power generation business. Since joining Dynegy in 1993, Mr. Ryser has served the Company in several capacities, including managing ECI's electricity marketing operations. Prior to joining the Company in 1993, Mr. Ryser held various positions at Enron Corp. including President of Enron Gas Processing Company, President of Transwestern Pipeline Company, Executive Vice President of Enron Gas Marketing and President of Houston Pipe Line Company.

     Stephen A. Furbacher serves as President and Chief Operating Officer of Dynegy Mid-Stream Services. In this capacity, Mr. Furbacher is responsible for the operations of Dynegy's North American mid-stream liquids operations, as well as the global liquefied petroleum gas transportation and natural gas liquids marketing operations. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. Prior to joining the Company in September 1996, Mr. Furbacher served as President of Warren Petroleum Company, a division of Chevron U.S.A. Inc.

     Kenneth E. Randolph serves as Senior Vice President, General Counsel and Secretary of the Company. He has served as Senior Vice President and General Counsel of Dynegy (or its predecessor, Clearinghouse) since July 1987. In addition, he served as a member of the Clearinghouse Management Committee from May 1989 through February 1994 and managed Clearinghouse's marketing operations in the Western and Northwestern United States from July 1984 through July 1987. Prior to his employment with the Company, Mr. Randolph was associated with the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

ITEM 2. PROPERTIES

     Over the last 5 years, Dynegy has built a national network of strategic assets that support and enhance its wholesale gas, liquids and power marketing franchise. The following provides a geographic view of the depth and breadth of Dynegy's domestic strategic asset network.

                       DYNEGY'S STRATEGIC ASSET NETWORK

                              [Map appears here]

     Current year operational activity conducted in these areas is discussed under "Item 1. BUSINESS -- General." Following is a description of such properties owned by the Company at December 31, 1998.

POWER GENERATION FACILITIES

     Dynegy has interests in thirty-one power projects in operation, under construction, in late stage development or pending acquisition. The majority of these projects are cogeneration facilities operated by Dynegy. The portfolio includes one heat recovery plant and one coal gasification facility. A cogeneration plant utilizes power production technology that results in the sequential generation of two or more useful forms of energy (e.g., electricity and steam) from a single fuel source (e.g., natural gas). The Company's generation assets include projects that are deemed Qualifying Facilities, EWGs and "Merchant Plants". A Qualifying Facility is operated under laws outlined in PURPA, by the FERC and by certain state legislatures, as previously discussed herein, and typically sells the power it generates to a single power purchaser. A Merchant Plant operates independently from designated power purchasers and as a result will generate and sell power to the market when market economics dictate that electricity prices exceed the cost of production. Merchant Plants provide flexibility to the Company in executing its Energy Convergence strategy. The combined gross capacity of facilities in operation is approximately 4,409 megawatts of electricity and over 3.4 million pounds per hour of steam sold to third parties. The following table provides pertinent information concerning power projects owned by the Company:

                                                  SUMMARY OF DYNEGY'S POWER GENERATION FACILITIES
===========================================================================================================================
POWER GENERATION              PERCENT         GROSS                             PRIMARY
     PROJECT                   OWNED         CAPACITY         LOCATION            FUEL            PRIMARY POWER PURCHASER
-----------------            --------        --------         --------          --------          -----------------------
                                                (MW)
OPERATING
CoGen Power                        100             5       Port Arthur, TX       Waste heat     Great Lakes Carbon Corporation
CoGen Lyondell               Lessee (100%)       610       Channelview, TX       Gas-fired      Lyondell Chemical Company
Oyster Creek                        50           424       Freeport, TX          Gas-fired      The Dow Chemical Company
Corona                              40            47       Corona, CA            Gas-fired      SOCAL Edison Company
Kern Front                          50            48       Kern County, CA       Gas-fired      Pacific Gas & Electric Company
High Sierra                         50            48       Kern County, CA       Gas-fired      Pacific Gas & Electric Company
Double "C"                          50            48       Kern County, CA       Gas-fired      Pacific Gas & Electric Company
San Joaquin                        100            48       Stockton, CA          Gas-fired      Pacific Gas & Electric Company
Chalk Cliff                        100            46       Kern County, CA       Gas fired      Pacific Gas & Electric Company
Badger Creek                        50            46       Kern County, CA       Gas-fired      Pacific Gas & Electric Company
McKittrick                          50            46       McKittrick, CA        Gas-fired      Pacific Gas & Electric Company
Live Oak                            50            47       Kern County, CA       Gas-fired      Pacific Gas & Electric Company
Crockett                             8           240       Crockett, CA          Gas-fired      Pacific Gas & Electric Company
Bear Mountain                      100            46       Bakersfield, CA       Gas-fired      Pacific Gas & Electric Company
El Segundo                          50         1,020       El Segundo, CA        Gas-fired      Merchant Facility
Long Beach                          50           530       Long Beach, CA        Gas-fired      Merchant Facility
Black Mountain                      50            85       Las Vegas, NV         Gas-fired      Nevada Power Company
Commonwealth Atlantic               50           340       Chesapeake, VI        Gas-fired      Virginia Electric & Power Company
Hartwell Energy                     50           300       Hart County, GA       Gas-fired      Ogelthorpe Power Corporation
Michigan Power                      50           123       Ludlington, MI        Gas-fired      Consumers Energy Company
Wabash                       Lessee (100%)       262       W. Terre Haute, IN    Gasification   PSI Energy, Inc.
                                               -----
 TOTAL                                         4,409

DEVELOPMENT PROJECTS (1)
Rockingham                         100           800       Rockingham County, NC Gas-fired      Duke Energy (3 years)
Rocky Road (2)                     100           250       Chicago, IL.          Gas-fired      Merchant Facility
Encina Acquisition                  50         1,218       San Diego County, CA. Gas-fired      Merchant Facility
CoGen Lyondell Expansion           100           155       Channelview, TX.      Gas-fired      Merchant Facility
                                               -----
 Total                                         2,423
                                               -----
 TOTAL CAPACITY                                6,832
============================================================================================================================

(1) The Encina Acquisition includes the Encina generating facility and seventeen combustion turbines in the San Diego, Ca. Area. The transaction is expected to close in the first half of 1999.
(2) This project is currently owned 100 percent by Dynegy but the Company expects to divest itself of 50 percent of its ownership interest during 1999.

GATHERING SYSTEMS AND PROCESSING FACILITIES

     Dynegy's natural gas processing services are provided at two types of gas processing plants, referred to as field and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract natural gas liquids and to remove water vapor, solids and other contaminants. Straddle plants are situated on mainline natural gas pipelines and allow operators to extract natural gas liquids from a natural gas stream when the market value of natural gas liquids separated from the natural gas stream is higher than the market value of the same unprocessed natural gas. The following table provides certain information, including operational data for the year ended December 31, 1998, concerning the gas processing plants and gathering systems in which Dynegy owns an interest.

                                            SUMMARY OF DYNEGY'S GAS PROCESSING FACILITIES
===================================================================================================================================
                                                              LOCATION                        TOTAL PLANT
                                                  --------------------------------   -----------------------------
                                                                                       PRACTICAL       1998 INLET           NGL
    GAS PROCESSING FACILITIES          % OWNED       COUNTY/PARISH       STATE        CAPACITY (2)     THROUGHPUT        PRODUCTION
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (MMCF/D) (1)               (BPD) (1)
   OPERATED FIELD PLANTS:
   Binger (3)                            100.00        Caddo               OK                10              7.2            900.1
   Bridger Lake (7)                      100.00        Summit              UT                25             10.5            434.0
   Canadian Complex (3)                  100.00        Hemphill            TX                25             20.5          2,000.0
   Chico Complex (3)                     100.00        Wise                TX               100             79.7         11,798.4
   East Texas (3)                        100.00        Gregg               TX                34             20.1          3,379.8
   Eustace (3)                           100.00        Henderson           TX                70             32.2          2,002.6
   Fashing                                58.24        Atascosa            TX                38             14.3            286.8
   Gladys                                100.00        Alberta            Can.               15              4.7             60.0
   Leedey (3)                            100.00        Roger Mills         OK                50             31.5          2,891.2
   Lefors Complex (3)                    100.00        Wheeler             TX                13             12.5          2,906.4
   Madill (3)                            100.00        Marshall            OK                25              9.0            636.1
   Mazeppa                               100.00        Alberta            Can.               82             37.6            475.0
   Moores Orchard (3)                    100.00        Fort Bend           TX                 7              3.4             71.7
   Monahans (3)                          100.00        Ward                TX                31             24.5          1,378.1
   New Hope                              100.00        Franklin            TX                30             16.4            993.2
   Niject                                 16.00        Caddo               OK               3.2              0.3             34.9
   Ringwood (3)                          100.00        Major               OK                75             33.1          2,286.1
   Rodman (3)                            100.00        Garfield            OK                65             52.7          5,086.7
   Sand Hills Complex (3)                100.00        Crane               TX               200            152.8         14,605.5
   Sherman (3)                           100.00        Grayson             TX                33             20.6            853.0
   Sligo                                 100.00        Bossier             LA                40             35.4            593.8
   Texarkana (3)                         100.00        Miller              AR                22             11.5            393.6
   West Seminole (3)                      40.14        Gaines              TX                 5             12.9            504.9
   Versado Gas Processors Joint           63.00        Various           TX / NM            376            161.8         19,088.0
    Venture  (8)
   OPERATED STRADDLE PLANTS:
   Barracuda                             100.00        Cameron             LA               190            169.4          3,442.0
   Cheney                                100.00        Kingman             KS                85             62.9          3,603.6
   Lowry (3)                             100.00        Cameron             LA               265             67.6          1,647.8
   Stingray                              100.00        Cameron             LA               300            292.5          2,229.4
   Yscloskey (5)                          21.00        St. Bernard         LA               473            372.8          6,351.0
   NON-OPERATED FIELD PLANTS:
   Diamond M (3)                           3.98        Scurry              TX                 1              0.7            117.9
   Spivey (4)  (5)                         3.87        Harper              KS                 3              0.8             43.2
   Dover Hennessey (3)                    18.29        Kingfisher          OK                14              5.0            525.6
   Indian Basin (3)                       14.29        Eddy                NM                30             27.1          1,519.1
   Maysville (3)                          44.00        Garvin              OK                59             38.1          5,245.8
   Snyder (3)  (6)                         3.25        Scurry              TX                 2              1.8             73.9
   NON-OPERATED STRADDLE PLANTS:
   Bluewater                              16.72        Acadia              LA               122             42.8            952.1
   Calumet (5)                            21.91        St. Mary's          LA               300            223.4          4,696.1
   Iowa                                    9.92        Jefferson           LA                50             31.2            647.5
                                                       Davis
   Patterson                               1.09        St. Mary's          LA                 3              0.7             26.4
   Sea Robin                              18.70        Vermillion          LA               187             17.6            803.6
   Terrebone                               0.83        Terrebone           LA                10              4.0             74.8
   Toca                                    8.86        St. Bernard         LA                93            114.2          4,361.8
   ==============================================================================================================================

(1) Capacity, throughput and gross production are net to the Company's ownership interest.
(2)  Capacity data is at practical recovery rates, net to Dynegy's interest.
(3)  Dynegy owns the indicated percentage of an associated gas gathering system.
(4)  Dynegy owns 2.19 percent of the associated gas gathering system.
(5) Dynegy ownership is adjustable and subject to periodic (usually annual) redetermination.
(6)  Dynegy owns the indicated percentage of the Snyder gas gathering system and
     3.98 percent of the Diamond M gas gathering system that also supplies the Snyder plant.
(7) This facility consists of a 100 percent interest in a processing plant and an NGL pipeline, a 100 percent interest in a crude oil pipeline and a 33.33 percent interest in reserves connected and dedicated to the plant.
(8) Versado Gas Processors includes the Saunders, Monument and the Eunice Complex facilities. Ownership in the Saunders, Monument and Eunice facilities changed from 100 percent to 63 percent during 1998 as a result of formation of a joint venture with Texaco. Statistical information includes the aggregate inlet gas throughput and NGL production volumes accruing to Dynegy's interest during the year.

FRACTIONATION FACILITIES

     The following table provides certain information concerning stand alone fractionation facilities in which Dynegy owns an interest.


                                    SUMMARY OF DYNEGY'S FRACTIONATION FACILITIES (1)

                                                     PERCENT                                                 1998
             FRACTIONATION FACILITIES                 OWNED    GROSS CAPACITY (2)   NET CAPACITY (2)   INLET THROUGHPUT
             ------------------------                -------   ------------------   ----------------   ----------------
                                                                   (MBbls/d)           (MBBLS/D)           (MBBLS/D)
Lake Charles, La. (3)                                 100.00             55                 55                  28
Cedar Bayou Fractionators (Mont Belvieu, Tx.) (4)      88.00            205                180                 158
Gulf Coast Fractionators (Mont Belvieu, Tx.)           38.75            110                 42                  99
=======================================================================================================================

(1) Table does not include fractionation operations at VESCO or at other gas processing facilities.
(2) Gross capacity data is at practical recovery rates and net capacity is at practical rates multiplied by Dynegy's interest.
(3)  The Lake Charles, La. Fractionator extracts ethane and propane only.
(4) Effective January 1, 1998, Dynegy's interest in this facility was reduced to 88 percent as a result of a formation of a joint venture with Amoco.


STORAGE AND TERMINAL FACILITIES

     The following table provides information concerning terminal and storage facilities owned by the Company:


                                  SUMMARY OF DYNEGY'S STORAGE AND TERMINAL FACILITIES

                                                                  LOCATION
                                                 ----------------------------------------
       STORAGE AND TERMINAL
            FACILITIES                % OWNED           COUNTY/PARISH           STATE               DESCRIPTION
   --------------------------------------------------------------------------------------------------------------------
     Hackberry Storage               100.00            Cameron                  LA          NGL storage facility
     Mont Belvieu Storage            100.00            Chambers                 TX          NGL storage facility
     Hattiesburg Storage             100.00            Washington               MS          NGL storage facility
     Mont Belvieu Terminal           100.00            Chambers                 TX          Product terminal facility
     Galena Park Terminal            100.00            Harris                   TX          LPG import/export terminal
     Calvert City Terminal           100.00            Marshall                 KY          Product transport terminal
     Greenville Terminal             100.00            Washington               MS          Propane terminal
     Hattiesburg Terminal             50.00            Forrest                  MS          Propane terminal
     Pt. Everglades Terminal         100.00            Broward                  FL          Marine propane terminal
     Tampa Terminal                  100.00            Hillsborough             FL          Marine propane terminal
     Tyler Terminal                  100.00            Smith                    TX          Product terminal
     Mont Belvieu Transport          100.00            Chambers                 TX          Offices and repair shop
     Abilene Transport               100.00            Taylor                   TX          Raw LPG transport terminal
     Bridgeport Transport            100.00            Jack                     TX          Raw LPG transport terminal
     Gladewater Transport             65.00            Gregg                    TX          Raw LPG transport terminal
     Grand Lake Tank Farm            100.00            Cameron                  LA          Condensate storage
   ====================================================================================================================

NATURAL GAS, LIQUIDS AND CRUDE OIL PIPELINES

     Dynegy owns interests in various interstate and intrastate pipelines and gathering systems as follows:


                                          SUMMARY OF DYNEGY'S PIPELINE ASSETS



        PIPELINE SYSTEMS            % OWNED      1998 THROUGHPUT (1)         STATES                 DESCRIPTION
   --------------------------------------------------------------------------------------------------------------------
   Crude Oil Pipeline System         100.00                    24.1        TX/OK              Crude oil pipelines
   Kansas Gas Supply                 100.00                    61.5        KS/OK              Intrastate natural gas pipeline
   Dynegy NGL Pipeline               100.00                    27.1        TX/LA              Interstate liquids pipeline
   Bridger Lake/Phantex              100.00                     0.4        UT/WY              Interstate liquids pipeline
   Pipeline
   Pelican Pipeline                  100.00                    42.0        LA                 Gas gathering pipeline
   Vermillion Pipeline               100.00                    11.4        Gulf of Mexico     Gas gathering pipeline
   Western Gas Gathering             100.00                     2.9        KS                 Gas gathering pipeline
   Pawnee Rock                       100.00                    11.7        KS                 Gas gathering pipeline
   Seahawk                           100.00                    41.2        LA                 Intrastate natural gas pipeline
   Dynegy Midstream Pipeline,        100.00                    34.1        OK                 Intrastate natural gas pipeline
   Inc.
   Dynegy Intrastate Gas             100.00                     6.2        TX                 Intrastate natural gas pipeline
   Supply
   Lake Boudreaux                    100.00                     1.0        LA                 Gas gathering pipeline
   Grand Lake Liquids System         100.00                     1.3        LA                 Intrastate liquids pipeline
   ====================================================================================================================

(1) 1998 throughput is based on thousands of barrels per day for the liquids and crude lines and million cubic feet per day for the gas gathering and transportation lines.

OTHER PROPERTY INVESTMENTS

     Dynegy owns a 49 percent interest in a partnership that owns and operates the West Texas LPG Pipeline, an interstate LPG pipeline. The interest was acquired in the Chevron Combination.

     In 1996, the Company and Chevron formed Venice Gas Processing Company, a Texas limited partnership ("Venice"). Venice was formed for the purpose of owning and operating the Venice Complex, located in Plaquemines Parish, Louisiana. The complex includes 271 miles of gathering pipeline that extends into the Gulf of Mexico having capacity of 810 MMcf/d, a one lean oil gas processing plant, a 35,000 barrel per day fractionator, a 300 MMcf/d cryogenic gas processing unit, 12 million barrels of NGL storage capacity, a marine terminal and acreage. In 1997, Venice reorganized as a limited liability company changing its name to VESCO. In September 1997, the VESCO members agreed to expand ownership in VESCO to include an affiliate of Shell Midstream Enterprises, a subsidiary of Shell Oil Company ("Shell"), effective September 1, 1997, in exchange for Shell's commitment of certain offshore reserves to VESCO. In 1998, ownership in the LLC was again expanded to include Koch, in exchange for their contribution of the cryogenic processing unit. At December 31, 1998, Dynegy's interest in VESCO approximated 23 percent. Dynegy operates the facility and has commercial responsibility for product distribution and sales.

     During 1997, the Company contributed the Waskom gas processing facility to the Waskom Gas Processing Company ("Waskom"), a Texas limited partnership. Dynegy owns a 33 percent interest in Waskom, operates the facility and has commercial responsibility for product distribution and sales.

TITLE TO PROPERTIES

     The Company believes it has satisfactory title to its properties in accordance with standards generally accepted in the energy industry, subject to such exceptions which, in the opinion of the Company, would not have a material adverse effect on the use or value of said properties.

     The operating agreements for certain of the Company's natural gas processing plants and fractionation facilities grant a preferential purchase right to the plant owners in the event that any owner desires to sell its interest. Such agreements may also require the consent of a certain percentage of owners before rights under such agreements can be transferred. The Company is subject, as a plant owner under such agreements, to all such restrictions on transfer of its interest. In a few instances, the Company has granted rights of first refusal with respect to any future sale of certain assets.

Certain of the Company's power generation assets are subject to rights of first refusal or consent requirements with the Company's partners or power purchasers which restrict the transfer of interests in the facilities.

     Substantially all of Dynegy's gathering and transmission lines are constructed on rights-of-way granted by the apparent record owners of such property. In some instances, land over which rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor. Permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. Some such permits require annual or other periodic payments. In a few minor cases, property was purchased in fee.

INDUSTRY SEGMENTS

     Segment financial information is included in Note 15 of Dynegy's consolidated financial statements contained elsewhere herein.

Item 3.  LEGAL PROCEEDINGS

     On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership") and its general partners (collectively the "Dynegy Defendants"). Dynegy Power Corp. and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing.
PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The trial date is currently June 15, 1999. The Partnership has previously advised the FERC of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC were to determine that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin will seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The parties have been actively engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility will continue to operate as a merchant plant. The Dynegy Defendants will seek to recover from LOF any losses resulting from the settlement with PG&E. However, if the settlement is not ultimately concluded, the Dynegy Defendants will seek to recover from LOF any losses or amounts for which it may be found liable. Further, the Company's subsidiaries intend to continue to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

     On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Defendants, (c) dismissed the tortious interference claims against the Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their appeal of that final judgment on June 4, 1998. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgment against them, and have instituted foreclosure proceedings as to the projects. Additionally, receivers were named by the lenders and approved by the Court for each of the projects. In early December 1998, the defendants filed their opening appellate briefs in the appeal of the Court's final judgment. On February 23, 1999, the Court granted a motion by SOCAL to amend the Court's final judgment to include a finding that Dynegy Power Corp. is the alter ego of the Partnerships and their respective general partners. Dynegy Power Corp. will appeal the Court's ruling, and will vigorously defend SOCAL's claims.

     The PG&E and SOCAL litigations represent pre-acquisition contingencies acquired by the Company in the Destec Acquisition. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loans used to construct the power generation facilities owned by the respective Partnerships. In the opinion of management, the election by the lender of its option under the terms of such arrangements would not have a material adverse effect on the Company's financial position or results of operations.

     On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's $0.01 par value common stock ("Common Stock") is listed and traded on the New York Stock Exchange under the ticker symbol "DYN". The number of stockholders of record of the Common Stock as of March 24, 1999, was 290.

     The following table sets forth the high and low closing prices for transactions involving the Company's Common Stock for each calendar quarter, as reported on the New York Stock Exchange Composite Tape and related dividends paid per common share during such periods.

      Summary of Dynegy's Common Stock Price and Dividend Payments

                                    High            Low         Dividend
                               ------------------------------------------
1998:
  Fourth Quarter                    $15.250        $10.250        $0.0125
  Third Quarter                      14.063          9.563         0.0125
  Second Quarter                     15.375         12.500         0.0125
  First Quarter                      17.250         14.625         0.0125

 1997:
  Fourth Quarter                    $19.875        $16.000        $0.0125
  Third Quarter                      17.750         14.875         0.0125
  Second Quarter                     19.625         15.500         0.0125
  First Quarter                      24.000         15.375         0.0125
=========================================================================

     The holders of the Common Stock are entitled to receive dividends if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Consistent with the Board of Directors' intent to establish a policy of declaring quarterly cash dividends, a cash dividend of $0.0125 per share was declared and paid in each quarter during 1998 and 1997. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. Accordingly, the Company also paid quarterly cash dividends on its Series A Participating Preferred Stock of $0.0125 per share, or $0.05 per share on an annual basis.

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


                                                   DYNEGY'S SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                  1998              1997               1996              1995             1994
                                           --------------------------------------------------------------------------------------
                                                                    ($ in thousands, except per share data)
 STATEMENT OF OPERATIONS DATA (1) :
  Revenues                                     $14,257,997       $13,378,380        $7,260,202        $3,665,946       $3,237,843
  Operating margin                                 428,687           385,294           369,500           194,660           99,126
  General and administrative expenses              185,708           149,344           100,032            68,057           47,817
  Depreciation and amortization expense            113,202           104,391            71,676            44,913            8,378
 Asset impairment, abandonment
     Severance and other charges                     9,644           275,000               ---               ---              ---
  Net income (loss) (3)                        $   108,353       $  (102,485)       $  113,322        $   92,705       $   42,101

 Earnings (loss) per share (4)                       $0.66            $(0.68)            $0.83             $0.82              n/a
 Pro forma earnings per share (4)                      n/a               n/a               n/a             $0.40            $0.28
 Shares outstanding                                164,605           150,653           136,099           113,176           97,804

 CASH FLOW DATA:
 Cash flows from operating activities          $   250,780       $   278,589        $  (30,954)       $   90,648       $   17,170
 Cash flows from investment activities            (295,082)         (510,735)         (111,140)         (310,623)         (38,376)
 Cash flows from financing activities               49,622           204,984           176,037           221,022           18,959

 OTHER FINANCIAL DATA:
 EBITDA (5)                                    $   363,517       $   291,899        $  289,023        $  142,538       $   57,716
 Dividends or distributions to partners, net         7,988             7,925             6,740             9,253           14,041
 Capital expenditures, acquisitions
     And investments (6)                           478,464         1,034,026           859,047           979,603           47,014
=================================================================================================================================

                                                                                 December 31,
                                           --------------------------------------------------------------------------------------
                                                      1998              1997              1996              1995             1994
                                           --------------------------------------------------------------------------------------
                                                                               ($ in thousands)
 BALANCE SHEET DATA (2) :
 Current assets                                $ 2,117,241       $ 2,018,780        $1,936,721        $  762,939       $  445,782
 Current liabilities                             2,026,323         1,753,094         1,548,987           705,674          404,144
 Property and equipment, net                     1,932,107         1,521,576         1,691,379           948,511          114,062
 Total assets                                    5,264,237         4,516,903         4,186,810         1,875,252          645,471
 Long-term debt                                  1,046,890         1,002,054           988,597           522,764           33,000
 Total equity                                    1,128,063         1,019,125         1,116,733           552,380          152,213
=================================================================================================================================

(1) The Destec Acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective July 1, 1997. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective September 1, 1996. The Trident Combination was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective March 1, 1995.
(2) The Destec Acquisition and the Chevron and Trident Combinations were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. The effective dates of the Destec Acquisition, Chevron Combination and Trident Combination were June 30, 1997, September 1, 1996 and March 1, 1995, respectively.
(3) Net income (loss) does not include a provision for federal income taxes, other than minimal amounts on the taxable income of Clearinghouse's corporate subsidiaries, for the year ended December 31, 1994.
(4) Earnings (loss) per share are computed in accordance with provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share", for each of the years ended December 31, 1998, 1997, 1996 and 1995, respectively. Pro forma earnings per share for each of the years ended December 31,

     1995 and 1994, respectively, are based on reported net income for the period adjusted for the incremental statutory federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity prior to the Trident Combination. The pro forma earnings per share computation for the year ended December 31, 1995, eliminates the effect of a one-time $45.7 million income tax benefit associated with the Trident Combination. The weighted average shares outstanding for the year ended December 31, 1995, is based on the weighted average number of common shares outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive. Pro forma weighted average shares outstanding of 97.8 million shares for the year ended December 31, 1994, gives effect to the terms of the Trident Combination and the common stock equivalent shares outstanding as of the effective date of the Trident Combination assuming a common stock market price of $12 in all periods.
(5) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to service its debt and to make capital expenditures. It is not a measure of operating results and is not presented in the Consolidated Financial Statements. The 1997 amount includes the non-cash portion of items associated with the $275 million impairment and abandonment charge.
(6) Includes all value assigned the assets acquired in various business and asset acquisitions. The 1997 amount is before reduction for value received upon sale of Destec's foreign and non-strategic assets of approximately $735 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

COMPANY PROFILE

     Dynegy is a leading provider of energy products and services in North American and the United Kingdom. Products marketed by the Company's wholesale operations include natural gas, electricity, coal, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large scale energy marketing operation with strategically located assets which augment the marketing efforts affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

     From inception of operations in 1984 until 1990, Clearinghouse limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. The Company initiated electric power marketing operations in February 1994 in order to exploit opportunities created by the deregulation of the domestic electric power industry. Effective March 1, 1995, Clearinghouse and Holding, a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were merged with NGC. Effective July 1, 1997, NGC acquired Destec, a leading independent power producer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century.

BUSINESS SEGMENTS

     Dynegy's operations are divided into two segments: the Wholesale Gas and Power and Liquids segments. The Wholesale Gas and Power segment is actively engaged in value creation through marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Liquids segment consists of the North American mid-stream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. The Liquids segment operates principally under the name Dynegy Mid-Stream Services.

RECENT DEVELOPMENTS

     During 1998, Dynegy successfully executed key operating and business strategies that management believes provide impetus for financial growth in 1999 and beyond. Key accomplishments during the period, which are more fully described elsewhere herein, included:

 . Expansion of ownership or control of power generating assets and infrastructure;
 . Formation of additional regional retail energy marketing alliances in the
  United States;
 . Formation of asset management and marketing alliances with electric utilities, municipalities and others;
 . Enhancement of unit margins through selective disposition of marginally profitable sales volumes;
 . Continued rationalization of the Company's natural gas liquids businesses through formation of joint ventures, asset consolidations, discrete asset dispositions and strategic cost efficiency and reduction measures;
 . Implementation of "just-in-time" controlled inventory management techniques;
 . Sales of non-strategic assets and operations;
 . Implementation of technology infrastructure improvements intended to provide the Company with state-of-the-art business and financial software applications; and
 . Continued restructuring of the Company's long-term debt portfolio.

WHOLESALE GAS AND POWER SEGMENT -

     Dynegy expects to continue expanding its ownership or commercial control of strategic assets and generating capacity in selected major market areas through acquisitions, greenfield development and asset management agreements in order to leverage its marketing and trading capabilities. Execution of this strategy began with the acquisition of Destec in 1997 and has continued during 1998 and into 1999.

     During 1998, the Company and a partner, NRG Energy, Inc. ("NRG"), a wholly-owned subsidiary of Northern States Power Company, acquired two California-based gas-fired merchant plants known as Long Beach and El Segundo. These generation facilities have a combined gross capacity of over 1,500 megawatts, providing the Company with significant commercial flexibility in the recently deregulated California electricity market. Dynegy and NRG each own a 50 percent interest in these facilities. Late in 1998, the Company and NRG announced the acquisition of the Encina power plant and certain other assets representing over 1,200 megawatts of additional generation capacity located in the San Diego, California area. The transaction is expected to close during the first half of 1999 and Dynegy will own a 50 percent interest in the special purpose entities that are acquiring the assets. Dynegy will provide fuel procurement, power marketing and asset management services for these ventures, while NRG will be responsible for operation of the facilities. In addition, during the year, Dynegy increased its ownership interest in certain other California based Qualifying Facilities.

     The Company is in the process of constructing two projects in the U.S., one in North Carolina and one near Chicago, Illinois. The North Carolina project is an 800 megawatt dual fuel fired facility that is expected to be operational by mid-year 2000 and is currently wholly owned by the Company. The Illinois facility is a 250 megawatt gas-fired merchant plant designed to assist in reducing power system congestion induced by peak electricity demands in the Midwest. The Illinois facility is expected to be operational in the summer of 1999. Dynegy currently owns 100 percent of this venture, but intends to divest 50 percent of its ownership interest in the venture in 1999. The Company has also announced its intent to expand the capacity of its Lyondell power generation facility by 155 megawatts in order to increase its capability of meeting peak demands in the Texas power markets. The expansion is anticipated to be operational in June 2000.

     Execution of the Company's retail marketing strategy expanded during 1998 with the addition of two new retail marketing alliances, one in the Southeast and one in the Northern Plains. These alliances expand Dynegy's retail presence to a significant part of the Eastern U.S. and in Canada. The Company is continuing to pursue additional alliance partners in order to achieve its goal of forming a North American network of regional retail energy marketers.

     During 1998, Dynegy consummated several agreements to manage the wholesale power, natural gas supply, transportation and storage needs for numerous municipalities, utilities and other similar entities. These arrangements typically represent full-service energy supply and asset management agreements requiring Dynegy to assure all energy requirements, as dictated by the specific agreement, as well as requiring Dynegy to manage firm transportation capacity and firm storage capacity. In addition, Dynegy and Florida Power Corporation, a Florida Progress Corporation company located in St. Petersburg, Florida, agreed to form a power marketing alliance that will operate in the U.S. wholesale electric and natural gas markets. The alliance created a commercial relationship between a power marketer and a utility focused on developing wholesale energy markets in Florida and other regions. These examples represent execution of Dynegy's goal to achieve commercial control over physical assets in order to optimize returns, to both Dynegy and our customers.

     During 1998, the Company eliminated from its wholesale marketing customer base identified non-strategic or marginally profitable contracts and arrangements. As a result, the Company's growth in and market share of U.S. gas marketing volumes decreased during the period. However, this strategy resulted in higher average per unit margins achieved by the Company during 1998. Management will continue to stress the quality of its customer base and service offering over sales volumes in order to maximize profitability.

LIQUIDS SEGMENT -

     During 1998, the Liquids segment continued execution of the restructuring and rationalization of its operations that were begun in 1997. Despite uncooperative market conditions, the segment's businesses were able to achieve efficiency improvements and cost reductions that enhance its competitive position in the marketplace. These businesses increased their focus on extracting fee income throughout the value chain, unbundling services and leveraging off the Company's commercial skills and relationships. In addition, the segment businesses focused efforts on re-negotiating or restructuring marginally profitable contractual arrangements in order to position these businesses for profitable growth. Finally, the segment continued to invest in strategically located mid-stream assets in order to advance existing commercial advantages or to leverage off identified economies of scale. The intent of these initiatives is to mitigate the variability commodity prices have on the operating results of the segment, as well as to position the segment's businesses to take full advantage of improvements in market conditions when they occur.

     During the period, the Company completed the plant consolidations that were identified and accrued for in 1997. Additionally, the Company sold three non-strategic gas processing facilities and formed a joint venture with Texaco that combined the natural gas processing operations of both companies in Southeast New Mexico and West Texas. The result of these activities was increased operating efficiencies and economies of scale that are intended to increase profitability through higher utilization, lower costs and improved performance. Also, during the year, Dynegy Canada Inc. acquired the Mazeppa and Gladys gas processing plants and associated gathering lines located in Alberta, Canada. The acquisition of these mid-stream assets represents the re-establishment of a Canadian asset base that will complement existing Canadian gas marketing and trading operations.

     The Company expanded its commercial capability in the Gulf Coast region through completion of construction of a 55,000 barrel per day fractionation facility near Lake Charles, Louisiana. The fractionator is capable of separating natural gas liquids into ethane, propane and a butane and natural gasoline mix. The facility is fed primarily from offshore production in the Gulf of Mexico and its products are primarily shipped through pipeline to customers in the petrochemical and refining industries in Lake Charles or to Mont Belvieu, Texas, for further refinement. Additionally, the commercial capability of the VESCO investment was enhanced by the contribution of a 300 MMcf/d cryogenic gas processing unit.

     In 1998, management of the Company's investment in NGL inventories was enhanced through implementation of a "just-in-time" controlled inventory process. The economic result of the improved management of NGL inventories reduced carrying costs and assisted in insulating the Company from commodity price risk resulting from the precipitous drop in NGL prices throughout most of the year.

     During the period, Dynegy sold the Ozark Gas Transmission System ("Ozark") to an affiliate of Oklahoma City-based Enogex Inc. for $55 million, realizing an after-tax gain of $17.1 million.

TECHNOLOGY INFRASTRUCTURE ENHANCEMENTS -

     Dynegy has launched a technology infrastructure improvement initiative aimed at optimizing major business and financial processes at the Company. Using state-of-the-art technology and software applications, the project team is focused on process enhancements extending throughout the organization, linking initial price and market discovery with risk control, production, aggregation, distribution, cash settlement, accounting and financial statement recognition.

DEBT PORTFOLIO RESTRUCTURING -

     During 1998, the Company retired certain high-coupon debt and renegotiated or refinanced other debt agreements with the intent of improving the financial flexibility of its debt portfolio, thereby reducing the overall cost of its indebtedness and positioning the Company to manage its liquidity needs for the foreseeable future. Further discussion of the renegotiated or refinanced indebtedness is contained in the Liquidity and Capital Resources section of Item 7 of this Form 10-K and in the footnotes to the financial statements. The following is a description of the more significant retirements of indebtedness occurring during 1998, which impacted the restructuring of the Company's overall debt portfolio during the period.

     In February 1998, the Company delivered Notices of Redemption to the holders of its $65 million principal amount of 14% Senior Subordinated Notes and $105 million principal amount of 10.25% Subordinated Notes. On March 31, 1998 and April 15, 1998, the Company retired the Senior Subordinated Notes and the Subordinated Notes, respectively, pursuant to the redemption provisions contained in the respective indentures. Dynegy funded the aggregate redemption value of approximately $180 million through a public debt issuance.

     As part of the Chevron Combination, Dynegy assumed approximately $155.4 million payable to Chevron upon demand on or after August 31, 1998 (the "Chevron Note"). On August 31, 1998, the Chevron Note was retired, pursuant to the terms of the agreement, with funds provided through the sale of commercial paper.

IMPACT OF PRICE FLUCTUATIONS

  Dynegy's operating results are impacted by commodity price, interest rate and foreign exchange rate fluctuations. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. As a result of marketplace liquidity and other factors, the Company may, at times, be unable to fully hedge its portfolio for certain market risks. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures.

     Operating margins in the Wholesale Gas and Power segment are separated into three integrated component businesses: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. Further, differences in the comprehensive methods of accounting for North American fixed-price natural gas transactions, which are accounted for under the mark-to-market method, and natural gas marketing transactions in the U.K. and power marketing transactions, which are both accounted for under accrual accounting, create differences in the timing of the recognition of such commodity price movements. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Fuel costs, principally natural gas, represent the primary variable cost impacting margins at the Company's power generating facilities. Historically, operating margins have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, as the Company's investment in merchant generation capacity expands, changes in, and the relationship between natural gas and electricity prices may impact the financial performance and cash flow related to its portfolio of merchant power generation assets.

     At December 31, 1998, a $0.25 increase in the price of natural gas would have increased operating margin of the Wholesale Gas and Power segment by approximately $2.2 million, and a $0.25 decrease in the price of natural gas would have decreased operating margin by approximately $1.9 million. The impact of the $0.25 price movements referred to above are before application of market reserves, which would likely reduce the after-tax earnings impact of these price movements.

     Operating margins associated with the Liquids segment's natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and the availability of inlet volumes. The impact from changes in natural gas liquids prices results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, certain of the Liquids Businesses' processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices which, in turn influences the volumes of gas processed. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid and crude oil marketing businesses. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $8 to $10 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire mid-stream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

SEASONALITY

     Dynegy's revenue and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with power marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. The Liquids Businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price, consistent with the trend in the Company's natural gas operations, as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

EFFECT OF INFLATION

     Although Dynegy's operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and natural gas liquids marketing businesses. For the foreseeable future, the Company's primary focus will be the acquisition and/or construction of power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses.

     Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT

     The Company uses commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The Company maintains a commercial paper program for amounts up to $800 million, as supported by its corporate credit agreements. At December 31, 1998, approximately $519 million of commercial paper was outstanding and $20 million was outstanding under existing money market lines of credit.

CORPORATE CREDIT AGREEMENTS

     Dynegy's corporate credit agreements are comprised of a $400 million, five-year revolving credit agreement maturing in May 2003, and a $400 million, 364-day revolving credit agreement maturing in May 1999. Both agreements provide funding for working capital, letters of credit and other general corporate expenditures. The Company maintains an additional $240 million, 364-day revolving credit agreement having a current maturity date of December 17, 1999. This facility also provides funding for general corporate purposes. At December 31, 1998, letters of credit and borrowings under the corporate credit agreements aggregated $27 million and, after consideration of the outstanding commercial paper, aggregate unused borrowing capacity under the corporate credit agreements approximated $495 million.

CANADIAN CREDIT FACILITY

     In November 1998, an indirect wholly-owned Canadian subsidiary of the Company entered into a $60 million, two-year revolving credit facility maturing in November 2000. Borrowings under this agreement may be used for general corporate purposes. At December 31, 1998, $40 million was outstanding under this agreement.

PUBLIC DEBT

     The Company has three separate public debt issues aggregating $500 million, which mature in 2005, 2018 and 2026, respectively. Net proceeds derived from these issues were used to reduce outstanding borrowings under credit arrangements existing at the date of each respective issuance.

DEVELOPMENT PROJECT FINANCING

     The consolidated long-term debt balance includes three notes aggregating $103.1 million having recourse only to the assets of three power generation projects. Each of the three notes represents a fifteen-year term loan obligation payable in semi-annual installments of principal plus accrued interest.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     NGC Corporation Capital Trust I ("Trust"), a wholly owned subsidiary of Dynegy, issued in a private transaction $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities (referred to herein as "Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. Following the issuance of the Securities, the Trust completed an exchange offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

OTHER MATTERS

  STOCKHOLDER DIVESTITURE. In August 1998, the Company announced that NOVA had given notice of its intent to divest its 25.4 percent stake in Dynegy, representing approximately 38.8 million common shares. Chevron and BG each also currently own 25.4 percent of the outstanding common shares of Dynegy and maintain certain preferential rights to purchase the common shares to be divested by NOVA pursuant to the shareholder's agreement between BG, Chevron and NOVA dated May 22, 1996. The uncertainty surrounding the change in ownership has temporarily reduced the Company's financial flexibility by limiting its access to certain capital market sectors. As a result, the Company's ability to finance the full execution of its business strategy, as discussed elsewhere herein, may be diminished if resolution of NOVA's divestiture is prolonged or is concluded in a manner which negatively impacts Dynegy's stock price. Dynegy's management and Board of Directors are actively pursuing alternatives to resolve this issue in a timely manner. Management believes that the ultimate resolution of this issue will not have a material adverse impact on its operations or financial condition.

     STOCK OPTIONS. Employee stock option grants made from 1994 to 1998 will become exercisable during 1999 and 2000, respectively, resulting in the potential exercise of approximately 9.6 million options during that two-year period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2003 at prices ranging from $2.03 to $21.63. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares which may become available to the market.

     ACQUISITION AND CONSTRUCTION PROJECTS. Included in the 1999 budget is approximately $440 million committed to construction projects in progress, identified asset acquisitions, maintenance capital projects, environmental projects, technology infrastructure and software enhancements, contributions to equity investments and certain discretionary capital investment funds. The capital budget is subject to revision as unforeseen opportunities or circumstances arise. Funds committed in 1999 to announced acquisitions and significant construction projects and other capital investments are as follows:

     COMMITTED FUNDING FOR 1999 ACQUISITION AND CONSTRUCTION PROJECTS

                                                                    ESTIMATED
                                                 PROJECTED           FUNDING
                   PROJECT                    IN-SERVICE DATE      COMMITMENT
-------------------------------------------------------------------------------
                                                                     ($ in
                                                                   thousands)

 Encina Acquisition                            Mid-Year 1999           $178,000
 Rockingham Power Generation Plant             Mid-Year 2000             60,000
 Lyondell Expansion                            Mid-Year 2000              8,700
 Maintenance Capital                           Various                   73,000
 Information Technology Infrastructure and     Various                   55,000
 Software
===============================================================================

     COMMITMENTS. In conducting its operations, the Company routinely enters into agreements that commit future cash flow to the lease and or acquisition of assets used in its businesses. These commitments are typically associated with capital projects, reservation charges for storage and transportation capacity, office and equipment leases and other similar items. The terms of these agreements vary based on the nature and intent of each transaction. The following describes the more significant commitments outstanding at December 31, 1998.

     A subsidiary of the Company has entered into various binding agreements committing the Company to expend approximately $14 million for the acquisition of combustion turbine generators. Currently, other non-binding agreements are executed which could ultimately commit the Company to expend approximately $500 million in total over the next three years for the acquisition of turbine generators and related equipment. This equipment will be used in the construction of electricity generating capacity in selected sites throughout the U.S. A significant portion of the current commitment relates to agreements that include cancellation provisions providing for termination at Dynegy's option during the construction phase in exchange for variable penalty payments.

     In 1997, Dynegy received cash from a gas purchaser as an advance payment for future natural gas deliveries over a ten-year period ("Advance Agreement"). As a condition of the Advance Agreement, Dynegy entered into a natural gas swap with a third party under which Dynegy became a fixed-price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on then current market rates. The cash payment was classified as an advance on the balance sheet and is ratably reduced as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser pays a monthly fee to Dynegy associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, Dynegy purchased a surety bond in support of its obligations under the Advance Agreement.

     For a two-year period beginning January 1, 1998, the Company contracted for
1.3 billion cubic feet per day of firm transportation capacity to California on the El Paso Natural Gas pipeline system. Pursuant to this arrangement, Dynegy is obligated to pay a minimum of $38 million of reservation charges during 1999.

     A wholly-owned subsidiary of the Company leases certain power generating assets under agreements that are classified as operating leases. These agreements had aggregate future minimum lease payments of approximately $410 million at December 31, 1998.

     DIVIDEND REQUIREMENTS. Holders of the Company's Common Stock are entitled to receive dividends if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Currently, aggregate cash dividends of $0.05 per share on the outstanding Common Stock are expected to be declared by the Board of Directors and paid by the Company during 1999. Accordingly, the Company also anticipates payment of dividends during 1999 on the outstanding shares of its Series A Participating Preferred Stock of $0.05 per share on an annual basis.

     Stock Repurchase Plan. The Company has a stock repurchase program, approved by the Board of Directors, that allows it to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 1,200,700 shares at a total cost of $17.4 million, or $14.50 per share on a weighted average cost basis, through December 31, 1998.

     QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. The Company is exposed to certain market risks inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. The absolute notional contract amounts associated with commodity risk-management, interest rate and forward exchange contracts, respectively, were as follows:


                                    ABSOLUTE NOTIONAL CONTRACT AMOUNTS

                                                                 DECEMBER 31,
                                                ---------------------------------------------
                                                   1998              1997              1996
                                                ---------------------------------------------
Natural Gas (Trillion Cubic Feet)                     4.179             2.558          1.535
Electricity (Million Megawatt Hours)                  1.835             2.244            ---
Natural Gas Liquids (Million Barrels)                 6.397             4.355          3.270
Crude Oil (Million Barrels)                          18.800            14.920          2.034
Interest Rate Swaps (in thousands of US Dollars)   $ 69,332          $180,000         $  ---
Fixed Interest Rate Paid on Swaps                     8.067             6.603            ---
U.K. Pound Sterling (in thousands of US Dollars)   $ 69,254          $ 74,638         $  ---
Average U.K. Pound Sterling Contract Rate (in      $ 1.6143          $ 1.5948         $  ---
 US Dollars)
Canadian Dollar (in thousands of US Dollars)       $268,307          $ 37,041         $  ---
Average Canadian Dollar Contract Rate (in US       $ 0.6710          $ 0.7240         $  ---
  Dollars)
=============================================================================================

     Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 1998. Cash-flow requirements were as follows:


                                      CASH FLOW REQUIREMENTS FOR RISK MANAGEMENT CONTRACTS

                                    1999           2000            2001              2002           2003        BEYOND
                           ----------------------------------------------------------------------------------------------
                                                                  ($ IN THOUSANDS)
   Future estimated net
   inflows (outflows) based
   on year end market
   prices/rates                  $38,104        $(9,574)        $(3,475)          $(2,473)         $ 180           $1,073
                                 =======        =======         =======           =======          =====      ===========

     Accounting Pronouncements. As a result of recent pronouncements issued by the Financial Accounting Standards Board and the Emerging Issues Task Force, the Company's comprehensive method of accounting for energy-related contracts and/or derivative instruments and hedging transactions is changing. Previously, only North American fixed-price natural gas transactions were recorded at fair value, net of future servicing costs and reserves as estimated by the Company. The Company does not anticipate that its current mark-to-market accounting for fixed-price natural gas contracts will be significantly affected by the adoption of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") or by the Emerging Issues Task Force's conclusions in EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10"). However, provisions in Statement No. 133 and in EITF 98-10 will affect the accounting for other trading and marketing operations that are currently accounted for under the accrual method. Further, provisions in Statement No. 133 will affect the accounting for and disclosure of other contractual arrangements and operations of the Company. The Company is required to adopt the provisions of EITF 98-10 effective January 1, 1999. The cumulative effect of the change in accounting resulting from adoption of the provisions of EITF 98-10 is immaterial. The transition rules under Statement No. 133 provide for early adoption as of the beginning of any fiscal quarter subsequent to June 15, 1998. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement.

     Management believes that the adoption of the provisions of these standards may affect the variability of future periodic results reported by Dynegy, as well as its competitors, as market conditions and resulting valuations change from time to time. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively. Management will monitor exposure to these and other market and business risks and will adjust valuation factors accordingly as indicated by changing circumstances.

     Year 2000 Issues. The Company is continuing its analysis of the "Year 2000" issue, which arises from the use by certain computer hardware and software applications of two digits rather than four to define an applicable year. Such hardware and software may be incapable of appropriately recognizing the year 2000, the result of which could be system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company and/or its significant customers or suppliers fail to timely make necessary modifications and conversions, the Year 2000 issue could have a material adverse effect on Company operations and its financial position. The Company believes that its competitors face similar risks.

     Dynegy has established a corporate-wide project team to identify and rectify non-compliant hardware and software within its infrastructure. The Company has completed its inventory of corporate-wide imbedded systems issues as well as its inventory of corporate hardware and software applications. The Company is substantially complete with its inventorying of hardware and software infrastructure at remote locations. A final risk assessment, testing and remediation activity is ongoing and will be substantially underway on all of the Company's core systems and business applications at both corporate and field locations by the end of the first quarter 1999. It is expected that all core systems and business applications will be Year 2000 ready by September 1999. In addition, the Company is focusing assessment efforts to determine that major customers and suppliers are also Year 2000 ready. The project team is also formulating contingency plans to address alternatives for the Company should Year 2000 issues disrupt operations. As part of the plan, the Company is developing contingency plans that address essential aspects of the Year 2000 problem. The contingencies identified include:

 . Satisfactory remediation of all core systems and business applications is not executed by December 31, 1999;
 . System modifications and conversions instituted by significant customers or suppliers fail to satisfactorily remediate Year 2000 issues by December 31, 1999; and
 . Year 2000 issues remain unidentified by Dynegy, its industry partners or ancillary service providers, which disrupt operations of the Company.

Dynegy's contingency plans are being designed to minimize any disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding core systems and business applications and to facilitate the early identification and remediation of system problems that manifest themselves after December 31, 1999. In addition to software and hardware issues directly affecting commercial operations of the Company, the contingency plan addresses, for example, loss of electricity, telecommunications, building access, security and other factors. Nevertheless, there can be no absolute assurance that there will not be a material adverse effect on the Company if its efforts are delayed or are ineffective, if material issues remain unidentified or if third party entities do not convert or replace hardware and software applications in a timely manner and in a way that is compatible with the Company's hardware and software infrastructure.

     The Securities and Exchange Commission requires that public companies forecast the most reasonable likely worst-case Year 2000 scenario. In doing so, the Company assumed that its Year 2000 plan is ineffective. In reviewing a worst-case scenario, the Company contemplated issues that, although considered highly unlikely, must be contemplated in such a review. Issues contemplated in this review included total failure of financial and operational systems, total loss of supplies from third parties, total loss of transportation, storage and similar operational capabilities and widespread extended loss of utilities, building access and other similar items. Under this scenario, the Company would face substantial claims by third parties and loss of revenue and cash flow resulting from, among other things, service interruptions, the inability to meet contractual obligations and the inability to invoice or pay third parties timely and accurately. Further, such a disruption could affect the operational integrity of certain commercial assets, the result of which could have operational, safety and environmental implications. The Company is not able to quantify the financial effect of the worst case scenario described above and will continue to actively monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year 2000 issue.

     Results of the review conducted to date indicate that the Company is unlikely to be burdened by a material event resulting from the Company's untimely resolution of Year 2000 issues. The potential costs and uncertainties associated with this review are dependent upon a number of factors, including legacy software and hardware configurations, planned information technology infrastructure enhancements and the availability of trained personnel. Aggregate current cost estimates for the entire Year 2000 project are projected to range between $8 and $10.5 million. Approximately $2 million of this amount was expended during 1998 related to this project. These cost estimates include costs for identification and remediation of Year 2000 issues. Such cost estimates are based on current available information and are subject to revision, either upward or downward, as the project matures and additional information becomes available.

     ENVIRONMENTAL MATTERS.   Dynegy's operations are subject to extensive
federal, state, provincial and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring and permitting at various operating facilities and the cost of remediation obligations. The Company's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number of assets operated by the Company subject to environmental regulation.

     Dynegy's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $9 million in 1998. Total environmental expenditures for both capital and operating maintenance and administrative costs are not expected to exceed $14 million in 1999.

CONCLUSION

     The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities, if required.

RESULTS OF OPERATIONS

     The following table reflects certain operating and financial data for the Company's business segments for the years ended December 31, 1998, 1997 and 1996, respectively.

                                       DYNEGY'S OPERATING AND FINANCIAL DATA

                                                                                   Years Ended December 31,
                                                                         ------------------------------------------
                                                                              1998           1997           1996
                                                                         ------------------------------------------
                                                                                       ($ in thousands)

FINANCIAL CONTRIBUTION (1) (2):

WHOLESALE GAS AND POWER -
   Natural Gas Marketing                                                     $115,895       $ 99,375       $100,243
   UK Gas Marketing                                                            14,164          3,917            ---
   Electric Power Marketing                                                    42,816          4,526          3,379
   Power Generation                                                            63,400         18,987            ---
                                                                             --------       --------       --------
     Total Wholesale Gas and Power Operating Margin                           236,275        126,805        103,622
                                                                             --------       --------       --------
   Gas Marketing Investments                                                   18,353         22,943         20,090
   Electric Power Marketing Investments                                           509            518            606
   Power Generation Investments                                                56,380         12,780            ---
                                                                             --------       --------       --------
      Total Wholesale Gas and Power Equity Earnings                            75,242         36,241         20,696
                                                                             --------       --------       --------

 TOTAL WHOLESALE GAS AND POWER FINANCIAL CONTRIBUTION                         311,517        163,046        124,318
                                                                             --------       --------       --------
 LIQUIDS -
   Natural Gas Processing - Field Plants                                       73,478        159,710        124,054
   Natural Gas Processing - Straddle Plants                                     7,786         30,097         42,198
   Fractionation (7)                                                           28,379         25,813         20,223
   Natural Gas Liquids Marketing                                               53,641         22,639         48,355
   Crude Oil Marketing                                                          9,138            500         11,583
   Natural Gas Gathering and Transmission                                      10,208         16,757         18,140
   International LPG Sales                                                      9,782          2,973          1,325
                                                                             --------       --------       --------
      Total Liquids Operating Margin                                          192,412        258,489        265,878
                                                                             --------       --------       --------
   Natural Gas Processing Investments                                           5,643          9,004          2,429
   Fractionation Investments                                                    3,741          6,624          3,360
   Gathering and Transmission Investments                                       6,412          7,090          1,590
                                                                             --------       --------       --------
      Total Liquids Equity Earnings                                            15,796         22,718          7,379
                                                                             --------       --------       --------
 TOTAL LIQUIDS FINANCIAL CONTRIBUTION                                         208,208        281,207        273,257
                                                                             --------       --------       --------
  TOTAL FINANCIAL CONTRIBUTION                                               $519,725       $444,253       $397,575
                                                                             ========       ========       ========
 CONSOLIDATED OPERATING MARGIN                                               $428,687       $385,294       $369,500
 CONSOLIDATED EQUITY EARNINGS                                                  91,038         58,959         28,075
                                                                             --------       --------       --------
  TOTAL FINANCIAL CONTRIBUTION                                               $519,725       $444,253       $397,575
                                                                             ========       ========       ========
  OPERATING STATISTICS (2) :
  Natural Gas Marketing (Bcf/d) -
   Domestic Sales Volumes (3)                                                     5.9            6.1            4.3
   Canadian Sales Volumes (4)                                                     2.3            1.9            ---
   UK Sales Volumes (6)                                                           0.7            0.2            ---
                                                                             --------       --------       --------
                                                                                  8.9            8.2            4.3
                                                                             ========       ========       ========
  Electric Power Marketing - Million Megawatt Hours Sold                        120.8           94.7           14.9
  Power Generation (Million Megawatt Hours Generated) -
    Gross                                                                        15.9            7.2            ---
    Net                                                                           9.8            4.3            ---
  Natural Gas Liquids Processed (MBbls/d - Gross) -
    Field Plants                                                                 91.8           89.8           57.4
    Straddle Plants                                                              30.9           46.4           36.9
  Fractionation - Barrels Received for Fractionation (MBbls/d) (7)              192.5          201.3          169.1
  NGL Marketing - Sales Volumes (MBbls/d)                                       410.7          413.9          245.0
  Crude Oil Marketing - Sales Volumes (MBbls/d)                                 239.6          168.3          106.0
  Natural Gas Gathering and Transmission (MMcf/d)                                 0.3            0.4            0.3
  International LPG Sales Volumes (MMBbls) (5)                                   26.7           33.5            1.7
===================================================================================================================

(1) Financial contribution is defined by the Company as the sum of the segment's operating margin and equity earnings from unconsolidated affiliates. The Company considers this a key financial benchmark for its operations due to the significance of the Company's investments in unconsolidated affiliates as a component of overall results. During 1998, 1997 and 1996, the Company received cash dividends on these investments approximating $85 million, $64 million and $7 million, respectively.
(2) The Destec acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective July 1, 1997. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective September 1, 1996.
(3)  Includes immaterial amounts of inter-company gas sales for all periods.
(4) Represents volumes sold by Dynegy Canada, Inc. for the period from April 1, 1997 through December 31, 1997 and for the year ended December 31, 1998. Volumes sold by NCL prior to the reorganization are not comparable.
(5) Includes 5.8 MMBbls of inter-company sales for the year ended December 31, 1997. A material amount of volumes sold in 1996 are inter-company sales volumes.
(6) Represents volumes sold by Dynegy UK Ltd. for the years ended December 31, 1998 and 1997, respectively. Volumes sold by Accord prior to the reorganization are not comparable.
(7) Effective January 1, 1997, the Company sold its interest in the Mont Belvieu I fractionator and in 1998 the Company reduced its interest in the Cedar Bayou Fractionator from 100 percent to 88 percent.

THREE YEARS ENDED DECEMBER 31, 1998

  For the year ended December 31, 1998, the Company realized net income of $108.4 million, or $0.66 per diluted share. This compares with a net loss of $102.5 million, or $0.68 per share, and net income of $113.3 million, or $0.83 per diluted share, in 1997 and 1996, respectively. The comparability of results period to period was impaired by the recognition of net non-recurring, after-tax gains totaling $10.8 million during 1998, net after-tax charges totaling $218.5 million recognized in 1997 and after-tax charges of $2.5 million recognized in 1996. In addition, the comparability of results for the three years is influenced by the Destec Acquisition that was effective July 1, 1997, and the Chevron Combination that was effective September 1, 1996. Revenues in each of the three years in the period ended December 31, 1998, totaled $14.3 billion, $13.4 billion and $7.3 billion, respectively. Operating cash flows totaled $250.8 million for the year ended December 31, 1998, compared with cash flows of $278.6 million in 1997 and a use of cash from operations during the 1996 period of $31.0 million.

  Non-recurring items in the current period relate to a $17.1 million after-tax gain on the sale of Ozark offset by a $6.3 million after-tax severance charge. The 1997 loss included one-time charges principally associated with the abandonment and impairment of certain operating and non-operating assets, inventory obsolescence and lower-of-cost-or-market writedowns, reserves for contingencies and other obligations, a charge for a hedging related loss and a charge associated with a change in the method of accounting for certain business process re-engineering and information technology transformation costs. The 1996 charge related to relocation of the Company's corporate headquarters.

  After consideration of the non-recurring items described above, Dynegy's normalized net income for the year ended December 31, 1998, approximated $97.6 million, or $0.59 per diluted share, compared with normalized net income of $108.7 million, or $0.65 per diluted share, in 1997 and $115.8 million, or $0.85 per diluted share, in 1996. The lower normalized results in 1998 as compared with the previous two years generally reflect a material increase in earnings derived from the Company's Wholesale Gas and Power segment offset by the significant negative impact that crude and NGL commodity prices had on the Liquids segment in 1998, as well as a trend towards higher overhead, depreciation and interest costs during the three-year period.

  Consolidated operating margin for each of the three years in the period ended December 31, 1998, totaled $428.7 million, $385.3 million and $369.5 million, respectively. For the year ended December 31, 1998, the Company reported operating income of $120.1 million, compared with an operating loss of $143.4 million and operating income of $197.8 million for the 1997 and 1996 periods, respectively. Operating income in both the 1998 and 1997 periods was negatively impacted by the pre-tax effect of portions of the aforementioned non-recurring items. The increase in depreciation and amortization expense during the three year period reflects the depreciable assets acquired in the Chevron Combination and the Destec Acquisition as well as the continued expansion of the Company's depreciable asset base through other asset acquisitions and capital projects completed during the three-year period. Depreciation and amortization expense in the 1998 period benefited from the prospective effect of the asset impairments and abandonments recognized in 1997. The increase in general and administrative expenses period to period principally reflects the incremental costs associated with the operations acquired in the strategic acquisitions, the restructuring of the Company's businesses in Canada and the United Kingdom, the expansion of ECI's operations, the growth of the international LPG operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements and, to a lesser degree, expenses related to identifying and resolving Year 2000 issues.

  During the three-year period ended December 31, 1998, the Company significantly increased its investment in unconsolidated affiliates, principally as a result of the ownership interests and legal structures employed in a majority of the investments made by the Wholesale Gas and Power segment. As a result, the financial results of Dynegy's equity investments to its consolidated operating results have become more significant. The Company has structured these investments to mitigate financial risk to the corporation. In addition, the bylaws of a majority of these investments require periodic cash distributions allowing Dynegy to manage its share of cash flow generated by these investments in an efficient manner. The Company's equity share in the earnings of its unconsolidated affiliates contributed an aggregate $91.0 million to 1998 pre-tax results, compared to $59.0 million in 1997 and $28.1 million in 1996. Cash distributions received from these investments during each of the three years in the period ended December 31, 1998 approximated $85 million, $64 million and $7 million, respectively. The following table provides a summary of equity earnings by investment for the comparable periods:

                             DYNEGY'S EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                                       YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                            1998                  1997                 1996
                                                   --------------------------------------------------------------
                                                                           ($ IN THOUSANDS)
        Accord Energy Limited (1)                           $  21,822             $  25,885          $  17,131
        Other Gas Marketing Investments, Including             (3,469)               (2,942)             2,959
         NCL (1)
        Electric Power Marketing Investments                      509                   518                606
        Power Generation Investments                           56,380                12,780                 --
        Gulf Coast Fractionators                                3,741                 6,624              3,360
        West Texas LPG Pipeline Limited Partnership             6,428                 7,162              1,661
        Venice Energy Services Company, L.L.C.                  4,310                 8,052              2,429
        Other Liquids Businesses Investments, net               1,317                   880                (71)
                                                            ---------             ---------          ---------
                                                            $  91,038             $  58,959          $  28,075
                                                            =========             =========          =========
        ============================================================================================================

1. For a discussion of the Accord and NCL restructurings, refer to Note 11 of the Consolidated Financial Statements.

          Interest expense totaled $75.0 million for the year ended December 31, 1998, compared with $63.5 million and $46.2 million for the comparable 1997 and 1996 periods. The higher interest expense period to period is attributed to higher average outstanding principal amounts resulting primarily from debt assumed in and resulting from the Chevron Combination and the Destec Acquisition offset partially by interest rates that trended lower over the three-year period.

          Other income and expenses, net benefited the operating results in 1998 and 1997 by $39.1 million and $7.9 million, respectively, while the 1996 period reflected a net charge of $10 million. Each of the net amounts results principally from the pre-tax effect of certain of the aforementioned non-recurring items recognized in each period as well as numerous other less significant recurring and non-recurring income and expense items.

          During the second quarter of 1997, the Company sold $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities. Accumulated distributions associated with these Securities totaled $16.6 million and $9.8 million for the years ended December 31, 1998 and 1997, respectively.

          The Company reported an income tax provision of $50.3 million in 1998, compared to an income tax benefit of $62.2 million in 1997 and an income tax provision of $56.3 million in 1996, reflecting effective rates of 32 percent,
(41) percent and 33 percent, respectively. In general, differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to amortization of certain intangibles, permanent differences arising from the effect of certain foreign equity investments and state income taxes.

WHOLESALE GAS AND POWER -

          Aggregate operating margin and equity earnings reported by this segment totaled $311.5 million for the year ended December 31, 1998, compared to $163.0 million in 1997 and $124.3 million in 1996. The material increase in financial contribution by this segment period to period results from, among other things, the successful execution of the Merchant Leverage Effect during the 1998 period, the expansion of the Company's investment in power generation over the three-year period and the impetus placed by this segment on quality of operating margins over the quantity of sales volumes.

          Worldwide gas marketing operations generated operating margin and equity earnings for the year ended December 31, 1998 of $148.4 million compared to $126.2 million in 1997 and $120.3 million in 1996, a 23 percent growth during the three-year period. Market conditions in 1998 and 1997 were influenced by unseasonably warm weather in the winter months that eliminated any significant volatility in commodity prices during those periods. Conversely, the 1996 period included a very cold first quarter that resulted in significant regional swings in commodity prices, benefiting per unit margins in that period. The growth in financial contribution from this business reflects the Company's expanded gas marketing operations in Canada and in the United Kingdom as well as the emphasis on the quality of the Company's customer base, which had its most significant impact on domestic operations. Worldwide sales volumes totaled 8.9 Bcf/d in 1998, 8.2 Bcf/d in 1997 and 4.3 Bcf/d in 1996. Worldwide per-unit margins were $0.040, $0.035 and $0.064 for each of three years in the period ended December 31, 1998, respectively.

     Power marketing operations generated operating margin and equity earnings for the year ended December 31, 1998 of $43.3 million compared to $5.0 million in 1997 and $4.0 million in 1996. The dramatic growth in financial contribution from this business in 1998 reflects the value extraction derived from the extreme market volatility experienced in certain U.S. markets, particularly in the mid-west, during the 1998 summer coupled with an eightfold increase in sales volumes during the three-year period. Operating margins in this business also benefited from the selectivity analysis performed on its customer base.

     The power generation business reported explosive growth in 1998, generating operating margin and equity earnings for the year of $119.8 million. Results for 1998 are not comparable with 1997 as a result of the acquisition of Destec in mid-year 1997. However, the execution of Dynegy's strategy of integrating the businesses in this segment and leveraging off the physical assets to enhance the returns from its marketing and trading businesses was successful during the 1998 period.

LIQUIDS -

          Aggregate operating margin and equity earnings reported by this segment totaled $208.2 million for the year ended December 31, 1998, compared to $281.2 million in 1997 and $273.3 million in 1996. The decrease in financial contribution by this segment period to period results primarily from the negative impact that NGL and crude oil commodity prices had on operations. During 1998, NGL prices averaged $0.25 per gallon compared to $0.34 per gallon in 1997 and $0.39 per gallon in 1996. Likewise, crude oil prices gravitated downward during the three-year period averaging $11.97 per barrel in 1998, $18.64 per barrel in 1997 and $20.42 per barrel in 1996. The commodity price environment during 1998 placed significant downward pressure on operating margins. The initiatives undertaken by this segment beginning in the fourth quarter of 1997 and executed throughout 1998 allowed the businesses to improve operating efficiencies, reduce costs and mitigate exposure to asset impairments resulting from commodity price variability. During 1997, operating margins from these businesses were negatively impacted by high-cost inventory purchased during the fourth quarter of 1996, which was recognized in operating results during the first quarter of 1997, culminating in a lower-of-cost-or-market writedown of $12.3 million at March 31, 1997. Additionally, included in the 1997 period are pre-tax charges related to a lower-of-cost-or-market writedown of crude oil inventory of $2.7 million and a hedge-related loss of $8.3 million. The 1996 period results are not comparable as a result of the acquisition of the mid-stream operations of Chevron effective September 1, 1996.

          Operationally, this segment's businesses continue to reflect a leadership position in significantly all domestic mid-stream businesses. Aggregate domestic natural gas liquids processing volumes totaled 122.7 thousand gross barrels per day in 1998 compared to an average 136.2 thousand gross barrels per day during 1997 and 94.3 thousand gross barrels per day in 1996. The lower volumes in 1998 reflect the economic decisions made during the 1998 period to reduce production at its straddle processing plants principally as a result of the relationship of natural gas and NGL commodity prices. Fractionation volumes and natural gas liquids marketing volumes remained relatively level with 1997 amounts averaging 192.5 and 410.7 thousand barrels per day, respectively, during 1998. Crude oil marketing volumes increased 126 percent during the three-year period averaging 239.6 thousand barrels per day during 1998. The Company's LPG sales volumes reduced during 1998 as compared with 1997. However, the effect of lower sales volumes was more than offset by significantly higher unit margins in 1998.

OPERATING CASH FLOW

          Cash flow from operating activities totaled $250.8 million during the year ended December 31, 1998 compared to $278.6 million during 1997. For the year ended December 31, 1996, the Company used $31 million in support of its operations. Changes in operating cash flow reflect the operating results previously discussed herein and the continued focus on management of working capital, particularly trade accounts receivables and payables and the reduction of discretionary inventory volume purchases period to period. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period to period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors. The 1997 period benefited from the advance payment for future gas deliveries previously discussed.

CAPITAL EXPENDITURES, COMMITMENTS AND DIVIDEND REQUIREMENTS

          Capital Expenditures and Investing Activities. During the year ended December 31, 1998, the Company invested a net $379.5 million, principally on discrete asset acquisitions primarily focused in the Wholesale Gas and Power segment. Expenditures were also made to complete construction of the Lake Charles, Louisiana fractionator, for capital improvements at existing facilities and on capital additions at the Company's headquarters. During the period, the Company divested itself of its investment in Ozark, as well as certain non-strategic Liquids Segment assets. Aggregate net proceeds from these dispositions approximated $84 million.

     During the year ended December 31, 1997, the Company spent a net $510.7 million, principally on the Destec Acquisition, the purchase of NCL's gas marketing operations and on acquisitions of additional interests in gas processing facilities, pipelines and other mid-stream assets. Expenditures were also made on capital improvements at existing facilities and on capital additions at the Company's headquarters. The Company invested $27.7 million in its unconsolidated affiliates, principally for amounts committed to VESCO. During the period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an agreement reached with the Federal Trade Commission related to the Chevron Combination. Further, Dynegy sold its 49.9 percent interest in NCL, as part of the restructuring of that investment and consummated the sales of certain non-strategic assets acquired in the Destec Acquisition. Aggregate net proceeds from these dispositions, plus proceeds from other immaterial dispositions, approximated $453 million.

     Dynegy acquired Destec on June 27, 1997, in a transaction valued at $1.26 billion, or $21.65 per share of Destec common stock. Concurrent with this acquisition, Dynegy sold Destec's international facilities and operations to The AES Corporation for $439 million. In July and August 1997, the Company sold Destec's interest in a partnership that owned a power generation facility and certain oil, gas and lignite reserves, respectively, for aggregate proceeds of $296 million. Proceeds from the sales of these non-strategic assets were used to retire debt incurred in the acquisition.

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

     DIVIDEND REQUIREMENTS AND STOCK REPURCHASES.   Dynegy declares quarterly
dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. During the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $8.0 million, $7.9 million and $6.7 million in cash dividends and distributions, respectively.

     In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open-market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company acquired 545,800 shares of its stock through open-market trades during the year ended December 31, 1998, at a total cost of $6.9 million, or $12.65 per share on a weighted average cost basis. For the year ended December 31, 1997, the Company acquired 654,900 shares of its common stock in open-market transactions for an aggregate cost of $10.5 million, or $16.04 per share on a weighted average cost basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule of the Company are set forth at pages F-1 through F-36 inclusive, found at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 will be contained in the definitive Proxy Statement of the Company for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1 -- Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Reference is also made to the information appearing in Part I of this Annual Report on Form 10-K under the caption "Item 1A. Executive Officers."

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

c.   b.   Exhibits -- The following instruments and documents are included as exhibits to this Form 10-K.

    EXHIBIT
    NUMBER                                                   DESCRIPTION
        2.1   -  Combination Agreement and Plan of Merger, dated May, 22, 1996, by and between NGC
                 Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(7)
        2.2   -  Amendment to Combination Agreement, dated as of August 29, 1996, by and among NGC
                 Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(5)
        2.3   -  Agreement and Plan of Merger by and among Destec Energy, Inc., The Dow Chemical Company, NGC
                 Corporation and NGC Acquisition Corporation II dated as of February 17, 1997. (8)
        2.4   -  Asset Purchase Agreement by and between NGC Corporation and The AES Corporation dated as of
                 February 17, 1997. (8)
        2.5   -  First Amendment to Asset Purchase Agreement by and between NGC Corporation and The AES
                 Corporation dated June 29, 1997.(9)
        2.6   -  Asset Purchase Agreement between Destec Energy, Inc. and ECT EOCENE Enterprises, Inc. dated
                 July 1, 1997.(9)
        3.1   -  Restated Certificate of Incorporation of NGC Corporation. (8)
        3.2   -  Certificate of Amendment to Restated Certificate of Incorporation of NGC Corporation (14)
        3.3   -  Bylaws of Dynegy Inc. (14)
        4.1   -  Warrant exercisable for 6,228 shares of Common Stock of NGC Corporation registered in the name of J. Otis Winters. (2)
        4.2   -  Indenture, dated as of December 11, 1995, by and between NGC Corporation, the Subsidiary
                 Guarantors named therein and the First National Bank of Chicago, as Trustee.(4)
        4.3   -  First Supplemental Indenture, dated as of August 31, 1996, by and among NGC Corporation, the
                 Subsidiary Guarantors named therein, and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995. (5)
        4.4   -  Second Supplemental Indenture, dated as of October 11, 1996, by and among NGC Corporation, the Subsidiary Guarantors named therein, and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995. (5)
        4.5   -  Amended and Restated Credit Agreement dated as of June 27, 1997, among NGC Corporation and
                 The First National Bank of Chicago, Individually and as Agent, The Chase Manhattan Bank and
                 NationsBank of Texas, N.A., Individually and as Co-Agents, and the Lenders Named therein.(9)
        4.6   -  First Amendment to Amended and Restated Credit Agreement, dated November 24, 1997, among NGC
                 Corporation and The First National Bank of Chicago, Individually and as Agent, The Chase
                 Manhattan Bank and NationsBank of Texas, N.A., Individually and as Co-Agents for the Lenders
                 named therein. (13)
        4.7   -  Second Amendment to Amended and Restated Credit Agreement, dated as of February 20, 1998, among NGC Corporation and The First National Bank of Chicago, Individually and as Agent, The
                 Chase Manhattan Bank and NationsBank of Texas, N.A., Individually and as Co-Agents for the
                 Lenders named therein. (13)


   EXHIBIT
   NUMBER                                               DESCRIPTION
        4.8   -  Subordinated Debenture Indenture between NGC Corporation and The First National Bank of
                 Chicago, as Debenture Trustee, dated as of May 28, 1997. (10)
        4.9   -  Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997. (10)
       4.10   -  Series A Capital Securities Guarantee executed by NGC Corporation and The First National Bank of Chicago, as Guarantee Trustee, dated as of May 28, 1997. (10)
       4.11   -  Common Securities Guarantee of NGC Corporation dated as of May 28, 1997. (10)
       4.12   -  Registration Rights Agreement, dated as of May 28, 1997, among NGC Corporation, NGC
                 Corporation Capital Trust I, Lehman Brothers, Salomon Brothers Inc. and Smith Barney Inc. (10)
       4.13   -  Second Supplemental Indenture among NGC Corporation, Destec Energy, Inc. and The First
                 National Bank of Chicago, as Trustee, dated as of June 30, 1997, supplementing and amending the
                 Indenture dated as of June 30, 1997. (11)
       4.14   -  Fourth Supplemental Indenture among NGC Corporation, Destec Energy, Inc. and The First
                 National Bank of Chicago, as Trustee, dated as of June 30, 1997, supplementing and amending the
                 Indenture dated as of December 11, 1995. (11)
       4.15   -  Fifth Supplemental Indenture among NGC Corporation, The Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of September 30, 1997, supplementing and amending the Indenture dated as of December 11, 1995. (13)
       4.16   -  Sixth Supplemental Indenture among NGC Corporation, The Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of January 5, 1998, supplementing and amending the Indenture dated as of December 11, 1995. (13)
       4.17   -  Seventh Supplemental Indenture among NGC Corporation, The Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of February 20, 1998, supplementing and amending the Indenture dated as of December 11, 1995. (13)
       4.18   -  Indenture, dated as of September 26, 1996, restated as of March 23, 1998, to include amendments in the First through Fifth Supplemental Indentures, between NGC Corporation and The
                 First National Bank of Chicago, as Trustee. (13)
       4.19   -  Credit Agreement dated as of May 27, 1998, among NGC Corporation and The First National
                 Bank of Chicago, Individually and as Administrative Agent, The Chase Manhattan Bank,
                 Individually and as Syndication agent and NationsBank, N.A., Individually and as Documentation
                 Agent and the Lenders named therein. (12)
       4.20   -  364-Day Revolving Credit Agreement dated as of May 27, 1998, among NGC Corporation and The
                 First National Bank of Chicago, Individually and as Administrative Agent, The Chase Manhattan
                 Bank, Individually and as Syndication agent and NationsBank, N.A., Individually and as
                 Documentation Agent and the Lenders named therein. (12)
       10.1   -  Agreement of Sale and Purchase of Assets, dated as of May 5, 1991, as amended on June  6,
                 1991 and August 30, 1991, by and between OXY USA Inc. and Trident Energy, Inc. (1)

   EXHIBIT
   NUMBER                                               DESCRIPTION
       10.2   -  Master Agreement on Gas Processing, dated as of May 5, 1991, by and between OXY USA Inc. and
                 Trident NGL, Inc.(1)
     + 10.3   -  Dynegy Inc. Amended and Restated 1991 Stock Option Plan.
     + 10.4   -  Dynegy Inc. 1998 U.K. Stock Option Plan
     + 10.5   -  Dynegy Inc. Amended and Restated Employee Equity Option Plan.
       10.6   -  The Amended and Restated Natural Gas Clearinghouse Deferred Compensation Plan, dated February
                 28, 1992.(3)
       10.7   -  Employment Agreement dated April 2, 1996 by and between NGC Corporation and Stephen A.
                 Furbacher.(6)
       10.8   -  Employment Agreement, dated as of April 30, 1997, between Charles L. Watson and NGC
                 Corporation. (13)
       10.9   -  Employment Agreement, dated as of May 8, 1997, between Stephen W. Bergstrom and NGC
                 Corporation. (13)
      10.10   -  Employment Agreement, dated as of April 14, 1997, between John U. Clarke and NGC Corporation.
                 (13)
    + 10.11   -  First Amendment to Employment Agreement, dated December 11, 1998, between John U. Clarke and
                 NGC Corporation (n/k/a Dynegy Inc.).
      10.12   -  Employment Agreement, dated as of May 21, 1997, between Kenneth E. Randolph and NGC
                 Corporation. (13)
    + 10.12a  -  Employment Agreement, dated as of July 1, 1997, by and between Dan Ryser and NGC Corporation.
      10.13   -  Lease Agreement entered into on June 12, 1996 between Metropolitan Life Insurance Company and
                 Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant. (6)
      10.14   -  First Amendment to Lease Agreement entered into on June 12, 1996 between Metropolitan Life
                 Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant. (6)
      10.15   -  Contribution and Assumption Agreement, dated as of August 31, 1996, among  Chevron U.S.A.
                 Inc., Chevron Pipe Line Company, Chevron Chemical Company and Midstream Combination Corp. (5)
      10.16   -  Scope of Business Agreement, dated May 22, 1996 between Chevron Corporation and NGC
                 Corporation. (6)
      10.17   -  Stockholders Agreement dated, May 22, 1996, among BG Holdings, Inc., NOVA Gas Services (U.S.)
                 Inc. and Chevron U.S.A. Inc. (6)
      10.18   -  Registration Rights Agreement, dated as of August 31,1996, among NGC Corporation, BG
                 Holdings, Inc., NOVA Gas Services (U.S.) Inc. and Chevron U.S.A. Inc. (5)

   EXHIBIT
   NUMBER                                               DESCRIPTION
      10.19   -  Master Alliance Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc., Chevron
                 Chemical Company, Chevron Pipe Line Company, and other Chevron U.S.A. Inc. affiliates, NGC
                 Corporation, Natural Gas Clearinghouse, Warren Petroleum Company, Limited Partnership, Electric
                 Clearinghouse, Inc. and other NGC Corporation affiliates. (5)
    * 10.20   -  Natural Gas Purchase and Sale Agreement, dated as of August 30, 1996, among Chevron U.S.A.
                 Inc. and Natural Gas Clearinghouse. (5)
    * 10.21   -  Master Natural Gas Processing Agreement, dated as of September 1, 1996, among Chevron U.S.A.
                 Inc. and Warren Petroleum Company, Limited Partnership. (5)
    * 10.22   -  Master Natural Gas Liquids Purchase Agreement, dated as of September 1, 1996, among Warren
                 Petroleum Company, Limited Partnership and Chevron U.S.A. Inc. (5)
    * 10.23   -  Gas Supply and Service Agreement, dated as of September 1, 1996, among Chevron Products
                 Company and Natural Gas Clearinghouse. (5)
      10.24   -  Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc.
                 and Chevron U.S.A. Production Company. (6)
      10.25   -  Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc.
                 and Chevron Chemical Company. (6)
      10.26   -  Master Power Service Agreement, dated as of May 16, 1996, among Electric Clearinghouse, Inc.
                 and Chevron Products Company. (6)
    * 10.27   -  Feedstock Sale and Refinery Product Purchase Agreements, dated as of September 1, 1996, among
                 Chevron Products Company and Warren Petroleum Company, Limited Partnership.(5)
    * 10.28   -  Refinery Product Sale Agreement (Hawaii), dated as of September 1, 1996, among Warren
                 Petroleum Company, Limited Partnership and Chevron Products Company. (5)
    * 10.29   -  Feedstock Sale and Refinery Product Master Services Agreement, dated as of September 1, 1996, among Chevron Products Company and Warren Petroleum Company, Limited Partnership. (5)
    * 10.30   -  CCC Product Sale and Purchase Agreement dated as of September 1, 1996, among Warren Petroleum
                 Company, Limited Partnership and Chevron Chemical Company. (5)
    * 10.31   -  CCC/WPC Services Agreement, dated as of September 1, 1996, among Chevron Chemical Company and
                 Warren Petroleum Company, Limited Partnership. (5)
    * 10.32   -  Operating Agreement, dated as of September 1, 1996, among Warren Petroleum Company, Limited
                 Partnership and Chevron Pipe Line Company. (5)
      10.33   -  Galena Park Services Agreement, dated as of September 1, 1996, among Chevron Products Company and Midstream Combination Corp. (5)
    * 10.34   -  Venice Complex Operating Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc.
                 and Warren Petroleum Company, Limited Partnership. (6)

   EXHIBIT
   NUMBER                                               DESCRIPTION
    * 10.35   -  Product Storage Lease and Terminal Access Agreement, dated as of September 1, 1996, among
                 Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership. (6)
      10.36   -  Lone Star Swap Transaction Confirmation Term Sheet, dated as of September 1, 1996, among
                 Chevron U.S.A. Inc. and NGC Corporation. (5)
    * 10.37   -  West Texas LPG Pipeline Limited Partnership Agreement, dated as of September 1, 1996, by and between Chevron Pipe Line Company, or an affiliate thereof, and an affiliate of NGC Corporation.
                 (5)
    * 10.38   -  West Texas LPG Pipeline Operating Agreement, dated as of September 1, 1996, by and between
                 Chevron Pipe Line Company, or an affiliate thereof, and the West Texas LPG Pipeline Partnership.
                 (5)
    * 10.39   -  Time Charter, dated as of August 31, 1996, by and between Midstream Barge Company, L.L.C. and
                 Warren Petroleum Company, Limited Partnership. (5)
    * 10.40   -  Limited Liability Company Agreement of Midstream Barge Company, L.L.C., dated as of August
                 31, 1996, by and between Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership.
                 (5)
    + 10.41   -  Dynegy Inc. Severance Pay Plan.
    + 10.42   -  NGC Profit Sharing/401(k) Savings Plan.
    + 10.43   -  First Amendment to NGC Profit Sharing/401(k) Savings Plan.
    + 10.44   -  Second Amendment to NGC Profit Sharing/401(k) Savings Plan.
    + 12.1    -  Computation of Ratio of Earnings to Fixed Charges.
    + 22.1    -  Subsidiaries of the Registrant.
    + 23.1    -  Consent of Arthur Andersen LLP.
    + 27.1    -  Financial Data Schedule.

---------------
+ Filed herewith

* Exhibit omits certain information which the Company has filed separately with the Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

(1) Incorporated by reference to exhibits to the Registration Statement of Trident NGL, Inc. on Form S-1, Registration No. 33-43871.
(2) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993 of Trident NGL Holding, Inc., Commission File No. 1-11156.
(3) Incorporated by reference to exhibits to the Registration Statement of Trident NGL Holding, Inc. on Form S-4, Registration No. 33-88907.
(4) Incorporated by reference to the Registration Statement of NGC Corporation on Form S-3, Registration No. 33-97368.
(5) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, of NGC Corporation, Commission File No. 1-11156.

(6) Incorporated by reference to exhibits to the Registration Statement of Midstream Combination Corp. on Form S-4, Registration No. 333-09419.
(7) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated May 22, 1996, Commission File No. 1-11156.
(8) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December
     31, 1996, of NGC Corporation, Commission File No. 1-11156.
(9) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated June 27, 1997.
(10) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997, Commission File No. 1-11156.
(11) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997, Commission File No. 1-11156
(12) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998, Commission File No. 1-11156.
(13) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, of NGC Corporation, Commission File No. 1-11156.
(14) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1998, Commission File No. 1-11156.

(b)   Reports on Form 8-K of Dynegy Inc..

   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Dynegy Inc.



Date:  February 26, 1999            By: /s/ C. L. Watson
                                        -------------------------------------
                                        C. L. Watson, Chairman of the Board,
                                        Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: February 26, 1999         By: /s/ C. L. Watson
                                    -------------------------------------
                                    C. L. Watson, Chairman of the Board,
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)


Date: February 26, 1999         By: /s/ John U. Clarke
                                    -------------------------------------
                                    John U. Clarke, Senior Vice President,
                                    Chief Financial Officer (Principal
                                    Financial Officer) and Advisory Director


Date: February 26, 1999         By: /s/ Bradley P. Farnsworth
                                    -------------------------------------
                                    Bradley P. Farnsworth, Vice President and
                                    Controller (Principal Accounting
                                    Officer)


Date: February 26, 1999         By: /s/ Stephen W. Bergstrom
                                    -------------------------------------
                                    Stephen W. Bergstrom, President and Chief
                                    Operating Officer of Dynegy Marketing and
                                    Trade and Director


Date: February 26, 1999         By: /s/ Stephen J. Brandon
                                    -------------------------------------
                                    Stephen J. Brandon, Director


Date: February 26, 1999         By: /s/ Stanley I. Rubenfeld
                                    -------------------------------------
                                    Stanley I. Rubenfeld, Director


Date: February 26, 1999         By: /s/ P. Nicholas Woollacott
                                    -------------------------------------
                                    P. Nicholas Woollacott, Director

Date: February 26, 1999             By: /s/ Jack S. Mustoe
                                        --------------------------------------
                                        Jack S. Mustoe, Director


Date: February 26, 1999             By: /s/ Jeffrey M. Lipton
                                        --------------------------------------
                                        Jeffrey M. Lipton, Director


Date: February 26, 1999             By: /s/ A. Terrance Poole
                                        --------------------------------------
                                        A. Terence Poole, Director


Date: February 26, 1999             By: /s/
                                        --------------------------------------
                                        Darald W. Callahan, Director


Date:  February 26, 1999            By: /s/ Patricia A. Woertz
                                        --------------------------------------
                                        Patricia A. Woertz, Director


Date:  February 26, 1999            By: /s/ Peter J. Robertson
                                        --------------------------------------
                                        Peter J. Robertson, Director


Date: February 26, 1999             By: /s/ Daniel L. Dienstbier
                                        --------------------------------------
                                        Daniel L. Dienstbier, Director


Date: February 26, 1999             By: /s/ J. Otis Winters
                                        --------------------------------------
                                        J. Otis Winters, Director

                                  DYNEGY INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Consolidated Financial Statements

     Report of Independent Public Accountants.......................    F-2

     Consolidated Balance Sheets as of December 31, 1998 and 1997...    F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996.............................    F-4

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996.............................    F-5

     Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1998, 1997 and 1996.........    F-6

     Notes to Consolidated Financial Statements.....................    F-7

FINANCIAL STATEMENT SCHEDULE

     Condensed Financial Statements of the Registrant...............   F-32

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Dynegy Inc.:

     We have audited the accompanying consolidated balance sheets of Dynegy Inc. (a Delaware corporation formerly known as NGC Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynegy Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                      ARTHUR ANDERSEN LLP

Houston, Texas
February 24, 1999

                                  DYNEGY INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                             DECEMBER 31,   DECEMBER 31,
                                                 1998           1997
                        ASSETS               ------------   ------------
Current Assets
Cash and cash equivalents                     $   28,367    $   23,047
Accounts receivable, net                       1,563,558     1,536,451
Accounts receivable, affiliates                   60,180       139,321
Inventories                                      149,901       136,485
Assets from risk-management activities           219,105       127,929
Prepayments and other assets                      96,130        55,547
                                              ----------    ----------
                                               2,117,241     2,018,780
                                              ----------    ----------

PROPERTY, PLANT AND EQUIPMENT                  2,446,878     1,958,250
Less: accumulated depreciation                  (514,771)     (436,674)
                                              ----------    ----------
                                               1,932,107     1,521,576
                                              ----------    ----------
OTHER ASSETS
Investments in unconsolidated affiliates         502,613       470,477
Assets from risk-management activities           135,100       111,341
Other assets                                     577,176       394,729
                                              ----------    ----------
                                              $5,264,237    $4,516,903
                                              ==========    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                              $1,370,902    $1,404,736
Accounts payable, affiliates                     113,827        24,187
Accrued liabilities and other                    290,381       192,159
Liabilities from risk-management activities      251,213       132,012
                                              ----------    ----------
                                               2,026,323     1,753,094

LONG-TERM DEBT                                 1,046,890     1,002,054

OTHER LIABILITIES
Liabilities from risk-management activities       40,747        42,679
Deferred income taxes                            317,537       254,059
Other long-term liabilities                      504,677       245,892
                                              ----------    ----------
                                               3,936,174     3,297,778
                                              ----------    ----------

COMPANY OBLIGATED PREFERRED SECURITIES OF
 SUBSIDIARY TRUST                                200,000       200,000

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000
  shares authorized; 8,000,000 shares designated
  as Series A Participating Preferred Stock,
  7,815,363 shares issued and outstanding at
  December 31, 1998 and 1997, respectively        75,418        75,418
Common stock, $.01 par value, 400,000,000
  shares authorized; 153,298,220 shares issued
  at December 31, 1998 and 151,796,622
  shares issued at December 31, 1997               1,533         1,518
Additional paid-in capital                       935,183       919,720
Retained earnings                                133,340        32,975
Less: treasury stock, at cost: 1,200,700
  shares at December 31, 1998 and 654,900
  shares at December 31, 1997                    (17,411)      (10,506)
                                              ----------    ----------
                                               1,128,063     1,019,125
                                              ----------    ----------
                                              $5,264,237    $4,516,903
                                              ==========    ==========

                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                      YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                   1998          1997          1996
                                                               -----------    -----------    ----------
Revenues                                                       $14,257,997    $13,378,380    $7,260,202
Cost of sales                                                   13,829,310     12,993,086     6,890,702
                                                               -----------    -----------    ----------
   Operating margin                                                428,687        385,294       369,500

Depreciation and amortization                                      113,202        104,391        71,676
Impairment, abandonment and other charges                            9,644        275,000           ---
General and administrative expenses                                185,708        149,344       100,032
                                                               -----------    -----------    ----------
   Operating income (loss)                                         120,133       (143,441)      197,792

Equity in earnings of unconsolidated affiliates                     91,038         58,959        28,075
Other income                                                        46,821         28,113         5,485
Relocation costs                                                       ---            ---        (4,000)
Interest expense                                                   (74,992)       (63,455)      (46,202)
Other expenses                                                      (7,677)       (20,230)      (11,505)
Minority interest in income of a subsidiary                        (16,632)        (9,841)          ---
                                                               -----------    -----------    ----------
Income (loss) before income taxes                                  158,691       (149,895)      169,645
Income tax provision (benefit)                                      50,338        (62,210)       56,323
                                                               -----------    -----------    ----------
Net income (loss) from continuing operations before
   cumulative effect of accounting change                          108,353        (87,685)      113,322
Cumulative effect of change in accounting
   principle (net of income tax benefit of $7,913)                     ---        (14,800)          ---
                                                               -----------    -----------    ----------
NET INCOME (LOSS)                                              $   108,353    $  (102,485)   $  113,322
                                                               ===========    ===========    ==========
Net Income Per Share:

Net income (loss) from continuing operations                   $   108,353   $    (87,685)   $  113,322
Cumulative effect of change in accounting
   principle (net of income tax benefit of $7,913)                     ---        (14,800)          ---
Less: preferred stock dividends                                       (391)          (391)         (132)
                                                               -----------    -----------    ----------
Net income (loss) applicable to common stockholders            $   107,962    $  (102,876)   $  113,190
                                                               ===========    ===========    ==========
Basic earnings (loss) per share                                $      0.71    $     (0.68)   $     0.99
                                                               ===========    ===========    ==========
Diluted earnings per share                                     $      0.66    $       n/a    $     0.83
                                                               ===========    ===========    ==========
Basic shares outstanding                                           151,619        150,653       114,093
                                                               ===========    ===========    ==========
Diluted shares outstanding                                         164,605        167,009       136,099
                                                               ===========    ===========    ==========

                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                       1998          1997          1996
                                                                   -----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                 $ 108,353       $  (102,485)   $   113,322
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment           102,577           378,916         73,176
   Equity in earnings of affiliates, net of cash distributions       (6,477)           (4,073)       (21,729)
   Risk management activities                                        (7,422)           (8,757)       (11,220)
   Deferred income taxes                                             52,308           (86,424)        45,896
   Amortization of bond premium                                      (2,572)           (6,768)        (4,892)
   Other, including gains on sale of assets                         (22,540)            1,249          7,466
Change in assets and liabilities resulting from
 operating activities:
   Accounts receivable                                               51,046           (35,845)      (954,418)
   Inventories                                                      (17,380)           86,077       (116,353)
   Prepayments and other assets                                     (30,605)          (20,686)         7,726
   Accounts payable                                                  44,113           (22,601)       778,767
   Accrued liabilities                                              (27,699)           14,064         47,148
Other, net                                                            7,078            85,922          4,157
                                                                  ---------       -----------    -----------
Net cash provided by (used in) operating activities                 250,780           278,589        (30,954)
                                                                  ---------       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                               (298,738)         (220,003)       (97,651)
Investment in unconsolidated affiliates                             (78,096)          (27,708)       (30,875)
Business acquisitions, net of cash acquired                          (2,644)         (715,589)          (714)
Proceeds from asset sales                                            45,044           452,565          3,600
Other, net                                                           39,352               ---         14,500
                                                                  ---------       -----------    -----------
Net cash used in investing activities                              (295,082)         (510,735)      (111,140)
                                                                  ---------       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                  212,259         2,218,500      1,542,000
Repayments of long-term borrowings                                 (493,277)       (2,198,275)    (1,360,081)
Net proceeds from commercial paper and money market lines
 of credit                                                          350,758               ---            ---
Proceeds from sale of capital stock, options and warrants             3,863             5,147            858
Issuance of company obligated preferred securities of a
   subsidiary trust, net                                                ---           198,043            ---
Treasury stock acquisitions                                          (6,905)          (10,506)           ---
Dividends and other distributions, net                               (7,988)           (7,925)        (6,740)
Other, net                                                           (9,088)              ---            ---
                                                                  ---------       -----------    -----------
Net cash provided by financing activities                            49,622           204,984        176,037
                                                                  ---------       -----------    -----------
Net increase (decrease) in cash and cash equivalents                  5,320           (27,162)        33,943
Cash and cash equivalents, beginning of year                         23,047            50,209         16,266
                                                                  ---------       -----------    -----------
Cash and cash equivalents, end of year                            $  28,367       $    23,047    $    50,209
                                                                  =========       ===========    ===========

                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                           SERIES A PREFERRED          COMMON STOCK           ADDITIONAL                        TREASURY STOCK
                       -------------------------  ----------------------       PAID-IN         RETAINED     ------------------------
                          SHARES       AMOUNT       SHARES       AMOUNT        CAPITAL         EARNINGS       SHARES         AMOUNT
                       -----------  ------------  ----------  -----------     -----------     ----------    -----------   ----------
Balance at December 31,
   1995                      ---       $  ---       110,493       $1,105        $515,785      $  35,490          ---        $   ---
Chevron Combination        7,815        75,418       38,623          386         372,328            ---          ---            ---
Net income                   ---           ---          ---          ---             ---        113,322          ---            ---
Options exercised            ---           ---          374            3           1,320            ---          ---            ---
Dividends and other
    distributions            ---           ---          ---          ---             ---         (5,427)         ---            ---
401(k) plan and profit
    sharing stock            ---           ---          309            4           4,175            ---          ---            ---
    issuances
Options granted              ---           ---          ---          ---           2,824            ---          ---            ---
Other                        ---           ---           48          ---             ---            ---          ---            ---
                          ------       -------     --------       ------        --------      ---------        -----       --------
Balance at December 31,
    1996                   7,815        75,418      149,847        1,498         896,432        143,385          ---            ---
Net loss                     ---           ---          ---          ---             ---       (102,485)         ---            ---
Options exercised            ---           ---        1,541           15          11,577            ---          ---            ---
Dividends and other
    distributions            ---           ---          ---          ---             ---         (7,925)         ---            ---
401(k) plan and profit
    sharing stock            ---           ---          385            5           7,401            ---          ---            ---
    issuances
Options granted              ---           ---          ---          ---           4,044            ---          ---            ---
Treasury stock               ---           ---          ---          ---             ---            ---         (655)       (10,506)
 acquisitions
Other                        ---           ---           24          ---             266            ---          ---            ---
                          ------       -------     --------       ------        --------      ---------        -----       --------
Balance at December 31,
    1997                   7,815        75,418      151,797        1,518         919,720         32,975         (655)       (10,506)

Net income                   ---           ---          ---          ---             ---        108,353          ---            ---
Options exercised            ---           ---        1,032           10           3,808            ---          ---            ---
Dividends and other
    distributions            ---           ---          ---          ---             ---         (7,988)         ---            ---
401(k) plan and profit
    sharing stock            ---           ---          457            5           6,822            ---          ---            ---
    issuances
Options granted              ---           ---          ---          ---           4,675            ---          ---            ---
Treasury stock               ---           ---          ---          ---             ---            ---         (546)        (6,905)

 acquisitions
Other                        ---           ---           12          ---             158            ---          ---            ---
                          ------       -------     --------       ------        --------      ---------        -----       --------
Balance at December 31,
    1998                   7,815       $75,418      153,298       $1,533        $935,183      $ 133,340       (1,201)      $(17,411)
                          ======       =======     ========       ======        ========      =========        =====        =======

                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

     Dynegy Inc. ("Dynegy" or the "Company") is a holding company that conducts substantially all of its business through its subsidiaries. The Company is a leading provider of energy products and services in North America and the United Kingdom. Products marketed by the Company's wholesale marketing operations include natural gas, electricity, coal, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets.

     The accounting policies of Dynegy reflect industry practices and conform to generally accepted accounting principles. The more significant of such accounting policies are described below. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

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

     CONCENTRATION OF CREDIT RISK. Dynegy provides multiple energy commodity solutions principally to customers in the electric and gas distribution industries and to entities engaged in industrial and petrochemical businesses. These industry concentrations have the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized; however, Dynegy believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of the Company's customer base.

     INVENTORIES. Inventories consisting primarily of natural gas in storage of $78.2 million and $35.2 million, natural gas liquids of $23.4 million and $55.4 million, and crude oil of $25.2 million and $23.2 million at December 31, 1998 and 1997, respectively, are valued at the lower of weighted average cost or at market. Materials and supplies inventory of $23.1 million and $19.8 million at December 31, 1998 and 1997, respectively, is carried at the lower of cost or market using the specific identification method.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment consisting principally of gas gathering, processing, fractionation, terminaling and storage facilities, natural gas transmission lines, pipelines, power generating facilities and supporting infrastructure is recorded at cost. Expenditures for major replacements and renewals are capitalized while expenditures for maintenance, repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 30 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired. The Company reviews the carrying value of its long-lived assets in accordance with provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets."

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

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     REVENUE RECOGNITION. Revenues for product sales and gas processing and marketing services are recognized when title passes to the customer or when the service is performed. Fractionation and transportation revenues are recognized based on volumes received in accordance with contractual terms. Revenues derived from power generation are recognized upon output, product delivery or satisfaction of specific targets, all as specified by contractual terms. Fees derived from engineering and construction contracts and development and other activities received from joint ventures in which Dynegy holds an equity interest are deferred to the extent of Dynegy's ownership interest and amortized on a straight-line basis over appropriate periods, which vary according to the nature of the service provided and the ventures' operations.

     The Company accounts for its North American fixed-price natural gas transactions using the mark-to-market method of accounting. Under such method, all fixed-price natural gas contracts are recorded at fair value, net of future servicing costs and reserves. Changes in the market value of these contracts are recognized as gain or loss in the period of change. The resulting unrealized gains and losses are recorded as assets and liabilities from risk management activities. The accrual method of accounting is used for fixed-price natural gas transactions in the United Kingdom and for accounting for fixed-price commodity transactions in its wholesale power, NGL and crude marketing activities.

     The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Gains and losses from hedging transactions are recognized in income and are reflected as cash flows from operating activities in the periods for which the underlying commodity, interest rate or foreign currency transaction was hedged. If the necessary correlation to the commodity, interest rate or foreign currency transaction being hedged ceases to exist, the gain or loss associated with such contract(s) is no longer deferred and is recognized in the period correlation is lost.

     INCOME TAXES. The Company files a consolidated United States federal income tax return and, for financial reporting purposes, provides income taxes for the difference in the tax and financial reporting bases of its assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     EARNINGS PER SHARE. Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to the Series A Convertible Participating Preferred Stock, options outstanding and a warrant.

     FOREIGN CURRENCY TRANSLATIONS. For subsidiaries whose functional currency is other than U.S. dollar, assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. For each of the three years in the period ended December 31, 1998, items of other comprehensive income were immaterial to the Company's operating results.

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

     Dynegy's operating results are impacted by commodity price, interest rate and foreign exchange rate fluctuations. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. However, as a result of marketplace liquidity and other factors, the Company may, at times, be unable to hedge certain identified market risks. Further, the Company may, at times, have a bias in the market, within established guidelines, resulting from the management of its commodity portfolios. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures.

     Operating margins in the Wholesale Gas and Power segment are separated into three integrated component businesses: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Further, differences in the comprehensive methods of accounting for North American fixed-price natural gas transactions, which are accounted for under the mark-to-market method, and natural gas marketing transactions in the U.K. and power marketing transactions, which are both accounted for under accrual accounting, create differences in the timing of the recognition of such commodity price movements. Fuel costs, principally natural gas, represent the primary variable cost impacting margins at the Company's power generating facilities. Historically, operating margins have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, the financial performance and cash flow derived from the Company's investment in merchant generation capacity is sensitive to changes in, and the relationship between, natural gas and electricity prices.

     Operating margins associated with the Liquids segment's natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices, principally as a result of contractual terms under which natural gas is processed and products are sold by these, businesses and the availability of inlet volumes. In addition, certain of the Liquids Businesses' processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices which, in turn influences the volumes of gas processed. Commodity price fluctuations also impact the operating margins derived from the Liquids segment's natural gas liquids and crude oil marketing businesses.

     Dynegy's commercial groups manage, on a portfolio basis, the market risks inherent in their transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units that create or actively manage these risk exposures to ensure compliance with Dynegy's risk management policies. Risk measurement is also practiced against the Dynegy portfolios with stress testing and scenario analysis.

     ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES -- NATURAL GAS. The Company uses the mark-to-market method of accounting for its North American fixed-price natural gas transactions. Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at market value, net of future servicing costs and reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk management activities in the consolidated balance sheets. These assets and liabilities are affected by the actual timing of settlements related to these contracts and current-period changes resulting primarily from newly originated transactions and the impact of price movements. These changes are recognized as revenues in the consolidated statements of operations in the period in which the change occurs. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations, the time value of money and volatility factors underlying the commitments. These market

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


prices are adjusted to reflect the potential impact of liquidating Dynegy's position in an orderly manner over a reasonable period of time under present market conditions.

     MARKET RISK. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and the timing of performance and delivery obligations. However, net open positions often exist or are established due to the origination of new transactions and the Company's assessment of, and response to, changing market conditions. Dynegy will take advantage of its bias in the market when it believes, based upon competitive information gained from its energy marketing activities, that future price movements will be consistent with its net open position. To the extent a net open position exists, Dynegy is exposed to the risk that fluctuating market prices may adversely impact its financial position or results of operations. The net open position is actively managed, and the impact of a change in price on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

     MARKET RESERVES. In connection with the market valuation of its fixed-price contracts, the Company maintains certain reserves for a number of risks and costs associated with these future commitments. Among others, these include reserves for credit risks based on the financial condition of counterparties, reserves for product location ("basis") differentials and consideration of the time value of money for long-term contracts. Counterparties in its trading portfolio consist principally of financial institutions, major energy companies and local distribution companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively; however, with regard to its counterparties Dynegy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, the Company employs standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, Dynegy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance. The following table displays the mark-to-market portfolio value of Dynegy's natural gas fixed-price transactions at December 31, 1998:

                                                               BELOW
                                                  INVESTMENT INVESTMENT
                                                    GRADE      GRADE
                                                    CREDIT     CREDIT
                                                    QUALITY    QUALITY  TOTAL
                                                  ----------------------------
                                                         ($ IN THOUSANDS)

   Utilities and power generators                    $ 47,752  $13,213 $ 60,965
   Financial institutions                             (22,217)     ---  (22,217)
   Oil and gas producers                               14,697   12,605   27,302
   Industrial companies                                   352    5,103    5,455
   Other                                                3,347      204    3,551
                                                     --------  ------- --------
   Value of fixed-price transactions before reserves $ 43,931  $31,125   75,056
   Reserves                                          ========  =======   (6,346)
                                                                       --------
   Net fixed-price value                                               $ 68,710
                                                                       ========

       At December 31, 1998, the term of Dynegy's natural gas portfolio extends to 2007, and the average remaining life of an individual transaction was 3 months.

     COMPREHENSIVE CHANGE IN ACCOUNTING PRINCIPLES. As a result of recent pronouncements issued by the Financial Accounting Standards Board and the Emerging Issues Task Force, the Company's comprehensive method of accounting for energy-related contracts and/or derivative instruments and hedging transactions is changing. Previously, only North American fixed-price natural gas transactions were recorded at fair value, net of future servicing costs and reserves as estimated by the Company. The Company does not anticipate that its current mark-to-market accounting for fixed-price natural gas contracts will be significantly affected by the adoption of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") or by the Emerging Issues Task Force's conclusions in EITF 98-10, "Accounting for Energy Trading and Risk Management

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activities" ("EITF 98-10"). However, provisions in Statement No. 133 and in EITF 98-10 will affect the accounting for other trading and marketing operations that are currently accounted for under the accrual method. Further, provisions in Statement No. 133 will affect the accounting for and disclosure of other contractual arrangements and operations of the Company. The Company is required to adopt the provisions of EITF 98-10 effective January 1, 1999. The cumulative effect of the change in accounting resulting from adoption of the provisions of EITF 98-10 is immaterial. The transition rules under Statement No. 133 provide for early adoption as of the beginning of any fiscal quarter subsequent to June 15, 1998. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement.

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

     The carrying values of current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:

                                                                                    DECEMBER 31,
                                                            ------------------------------------------------------------
                                                                       1998                             1997
                                                            ---------------------------      ---------------------------
                                                             CARRYING                         CARRYING
                                                              AMOUNT        FAIR VALUE         AMOUNT        FAIR VALUE
                                                            ----------     ------------      ----------     ------------
                                                                                 ($ IN THOUSANDS)
   Commercial Paper                                          $518,643         $518,643        $229,500         $229,500
   Money market lines of credit                                20,000           20,000             ---              ---
   Credit Agreement                                               ---              ---         110,000          110,000
   Canadian Credit Agreement                                   40,000           40,000             ---              ---
   6.75% Senior Notes, due 2005                               150,000          152,000         150,000          152,000
   7.625% Senior Notes, due 2026                              175,000          179,000         175,000          188,000
   7.125% Senior Notes, due 2018                              175,000          172,000             ---              ---
   Power Generation Notes                                     103,126          103,126             ---              ---
   Chevron Note                                                   ---              ---         156,982          159,000
   14% Senior Subordinated Notes, due 2001                        ---              ---          70,063           71,000
   10.25% Subordinated Notes, due 2003                            ---              ---         110,234          111,000
   Preferred Securities of a Subsidiary Trust                 200,000          204,000         200,000          223,000
   Interest rate risk-management contracts                        ---            8,474             ---            3,470
   Foreign currency risk-management contracts                   4,418            5,491             892             (375)
   Commodity risk-management contracts                        (29,222)         (30,977)        (23,167)         (25,047)


       The financial statement carrying amounts of the Company's credit agreement and variable-rate debt were assumed to approximate fair value. The fair values of the Company's other long-term indebtedness, including the Preferred Securities of a Subsidiary Trust but excluding the Chevron Note, were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of the Chevron Note was determined by comparison to publicly traded instruments having similar terms and conditions. The fair value of the Company's cost basis investments was not estimated as the investments were considered immaterial. The fair value of interest rate, foreign currency and commodity risk-management contracts were based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. The interest rate swap contracts, foreign currency forward exchange contracts and commodity swap and option agreements extend for periods of up to 12, 2 and 9 years, respectively. The absolute notional contract amounts associated with the commodity risk-management, interest rate and forward exchange contracts, respectively, were as follows:

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           DECEMBER 31,
                                                              -----------------------------------
                                                                1998           1997         1996
                                                              -----------------------------------
 Natural Gas (Trillion Cubic Feet)                               4.179          2.558       1.535
 Electricity (Million Megawatt Hours)                            1.835          2.244         ---
 Natural Gas Liquids (Million Barrels)                           6.397          4.355       3.270
 Crude Oil (Million Barrels)                                    18.800         14.920       2.034
 Interest Rate Swaps (in thousands of US Dollars)             $ 69,332       $180,000      $  ---
 Fixed Interest Rate Paid on Swaps                               8.067          6.603         ---
 U.K. Pound Sterling (in thousands of US Dollars)             $ 69,254       $ 74,638      $  ---
 Average U.K. Pound Sterling Contract Rate (in US Dollars)    $ 1.6143       $ 1.5948      $  ---
 Canadian Dollar (in thousands of US Dollars)                 $268,307       $ 37,041      $  ---
 Average Canadian Dollar Contract Rate (in US Dollars)        $ 0.6710       $ 0.7240      $  ---

     Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 1998. Cash-flow requirements were as follows:

                                    1999          2000           2001           2002        2003      Beyond
                                   ------        ------         ------         ------      ------    --------
                                                                ($ in thousands)
Future estimated net inflows
   (outflows) based on year
   end market prices/rates         $38,104       $(9,574)       $(3,475)       $(2,473)      $ 180    $1,073
                                   =======       =======        =======        =======       =====    ======


NOTE 3 -- CASH FLOW INFORMATION

      Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                                                    Year Ended December 31,
                                                        --------------------------------------------
                                                              1998            1997            1996
                                                        --------------------------------------------
                                                                        ($ in thousands)
   Interest paid (net of amount capitalized)               $  83,376       $  60,323       $  22,647
                                                           =========       =========       =========
   Taxes paid (net of refunds)                             $  (8,000)      $   8,043       $   1,467
                                                           =========       =========       =========
   Detail of businesses acquired:
     Current assets and other                              $   5,144       $ 547,505       $  76,490
     Fair value of non-current assets                        101,630         503,789         967,575
     Liabilities assumed, including deferred taxes          (104,130)       (268,092)       (595,219)
     Capital stock issued and options exercised                  ---             ---        (448,132)
     Cash balance acquired                                       ---         (67,613)            ---
                                                           ---------       ---------       ---------
     Cash paid, net of cash acquired                       $   2,644       $ 715,589       $     714
                                                           =========       =========       =========

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

      Investments in property, plant and equipment consisted of:

                                                         DECEMBER  31,
                                                  --------------------------
                                                     1998           1997
                                                        ($ IN THOUSANDS)

Wholesale Gas and Power Segment:
  Natural gas and power marketing                 $    1,514     $    2,588
  Power generation                                   351,378         48,866

Liquids Segment:
     Natural gas processing                        1,241,658      1,211,727
     Fractionation                                   185,198        152,501
     Liquids marketing                               139,328        178,820
     Natural gas gathering and transmission          429,631        275,116
     Crude oil                                        43,118         44,977
 Other                                                55,053         43,655
                                                  ----------     ----------
                                                   2,446,878      1,958,250
 Less: accumulated depreciation                     (514,771)      (436,674)
                                                  ----------     ----------
                                                  $1,932,107     $1,521,576
                                                  ==========     ==========

     Interest capitalized related to costs of projects in process of development totaled $7.6 million, $8.8 million and $1.2 million for each of the three years in the period ended December 31, 1998.

     During the second quarter of 1998, the Company purchased all of the outstanding partnership interests held by third parties in three limited partnerships, each formed for the purpose of owning and operating a discrete power generation facility in the State of California. As a result, the Company now consolidates the aggregate assets, liabilities and results of operations associated with these projects.

NOTE 5 -- UNCONSOLIDATED AFFILIATES

     The equity method of accounting is used for investments in certain partnerships and for investments in companies in which Dynegy has a voting interest between 20 percent and 50 percent. Such investments include:

     ACCORD ENERGY LIMITED.   Accord was formed in 1994 to market energy
resources in the United Kingdom and Europe. Prior to 1997, Dynegy owned a 49 percent limited partner interest in Accord. In January 1997, such interest was converted to a 25 percent participating preferred stock interest.

     NICOR ENERGY, L.L.C. ("NICOR"). NICOR is a retail energy alliance formed with NICOR Energy Management Services, a subsidiary of NICOR Inc., to provide energy services to industrial, commercial and residential customers in the Midwest. Dynegy owns a 50 percent interest in this Delaware limited liability company.

     SOUTHSTAR ENERGY SERVICES L.L.C. SouthStar is a retail energy alliance formed with AGL Resources Inc. and Piedmont Natural Gas Company. The company offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeast. Dynegy owns a 20 percent interest in this Delaware limited liability company.

     POWER GENERATION PARTNERSHIPS. Dynegy owns interests in fifteen joint ventures, each formed to build, own and operate cogeneration facilities. The Company's interests in these joint ventures range from eight to 50 percent. Each partnership interest is accounted for under the equity method. Construction of the cogeneration facilities owned by each of the joint ventures was project financed and the obligations of the joint ventures are non-recourse to the Company. At December 31, 1998, the unamortized excess of the Company's investment in these joint ventures over its equity in the

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


underlying net assets of the affiliates approximated $160 million. This amount is being amortized on the straight-line method over the estimated economic service lives of the underlying assets.

     QUICKTRADE L.L.C. ("QUICKTRADE"). Quicktrade, a Delaware limited liability company, was formed to develop, implement and operate an electronic trading system. Dynegy owned a 65.5 percent interest in this LLC during 1998 and the LLC was consolidated in the accompanying financial statements during 1998. During 1996 and 1997, the Company owned varying interests in Quicktrade and accounted for its interest under the equity method for the majority of those years. Effective January 1, 1999, the Company sold its interest in Quicktrade.

     GULF COAST FRACTIONATORS ("GCF").   GCF is a Texas limited partnership that
owns and operates a natural gas liquids fractionation facility located in Mont Belvieu, Texas. Dynegy owns a 38.75 percent limited partner interest in GCF. At December 31, 1998, the unamortized excess of the Company's investment in GCF over its equity in the underlying net assets of the affiliate approximated $16 million. This amount is being amortized on the straight-line method over the estimated economic service life of the GCF assets.

     WEST TEXAS LPG PIPELINE PARTNERSHIP ("WEST TEXAS PARTNERSHIP").   The West
Texas Partnership, a Texas limited partnership, holds all of the assets comprising the West Texas Pipeline, an interstate natural gas liquids pipeline. Dynegy owns a 49 percent interest in the West Texas Partnership acquired as part of the Chevron Combination. At December 31, 1998, the unamortized excess of the Company's investment in the West Texas Partnership over its equity in the underlying net assets of the affiliate approximated $43 million. This amount is being amortized on the straight-line method over the estimated economic service life of the underlying assets.

     VENICE ENERGY SERVICES COMPANY, L.L.C. ("VESCO"). VESCO is a Delaware limited liability company that owns and operates a natural gas processing, extraction, fractionation and storage facility located in Plaquemines Parish,
Louisiana.   Dynegy is operator of the facility and originally acquired a 37 percent interest in Venice Gas Processing Company ("Venice") effective November 1, 1996. In 1997, Venice reorganized as a limited liability company and, in September 1997, the VESCO members agreed to expand ownership in VESCO to include an affiliate of Shell Midstream Enterprises, a subsidiary of Shell Oil Company ("Shell"), effective September 1, 1997, in exchange for Shell's commitment of certain offshore reserves to VESCO. The transaction reduced Dynegy's interest in VESCO from 37 percent to approximately 32 percent, as of the effective date. Koch Energy Services Company ("Koch") acquired an interest in VESCO during 1998 pursuant to its contribution of a cryogenic gas-processing unit to VESCO. The transaction reduced Dynegy's interest in VESCO to approximately 23 percent. Dynegy operates the facility and has commercial responsibility for product distribution and sales.

     WASKOM GAS PROCESSING COMPANY ("WASKOM"). Waskom is a Texas general partnership that owns and operates a natural gas processing, extraction and fractionation facility located in Henderson County, Texas. Dynegy owns a 33.33 percent in Waskom. Dynegy operates the facility and has commercial responsibility for product distribution and sales.

     BARGE CO. Barge Co., a Delaware limited liability company, owns pressurized LPG barges used in transporting LPGs principally in the Gulf of Mexico. Dynegy owns a 25 percent interest in Barge Co. At December 31, 1998, the unamortized excess of the Company's investment in Barge Co. over its equity in the underlying net assets of the affiliate approximated $10 million. This amount is being amortized on the straight-line method over the estimated economic service lives of the underlying assets.

     Aggregate equity method investment at December 31, 1998, 1997 and 1996, was $498.5 million, $466.4 million and $177.8 million, respectively. Dividends received on these investments during each of the three years in the period ended December 31, 1998, totaled $84.0 million, $63.6 million and $7.3 million, respectively. Summarized aggregate financial information for these investments and Dynegy's equity share thereof was:

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                            1998                              1997                             1996
                                ------------------------------------------------------------------------------------------------
                                  Total         Equity Share        Total         Equity Share       Total        Equity Share
                                ---------      --------------     ---------      ---------------    --------     ---------------
                                                                       ($ in thousands)
 Current assets (1)(2)          $  324,462          $131,169      $  283,787          $112,895      $ 93,949          $ 35,321
 Non-current assets (1)(2)       1,983,731           803,333       1,830,106           736,667       324,210           122,882
 Current liabilities (1)(2)        292,481           124,016         202,754            86,476        30,459            11,893
 Non-current liabilities (1)(2)  1,160,639           485,673       1,249,874           521,691        47,250            18,309
 Operating margin (1)(2)(3)        397,391           159,288         209,877            86,154        37,296            14,500
 Net income (1)(2)(3)              157,054            68,706          83,601            33,799        19,024             7,360

 1. The financial data for all periods presented is exclusive of amounts attributable to the Company's investment in Accord as disclosure data was unavailable for the current period. Dynegy's share of Accord earnings for each of the three years in the period ended December 31, 1998, totaled $21.8 million, $25.9 million and $18.0 million, respectively.
 2. The financial data for all periods presented is exclusive of amounts attributable to the Company's investment in NCL as such information was not comparable period-to-period, as a result of the NCL restructuring. Dynegy sold its interest in NCL effective April 1, 1997. Dynegy's share of NCL's loss for the three months ended March 31, 1997, totaled $892,000. Dynegy's share of NCL's earnings for the year ended December 31, 1996 totaled $3.6 million.
 3. Equity earnings derived from investments acquired in the Destec acquisition accrue to Dynegy commencing July 1, 1997.

   The cost method of accounting is generally used to account for investment in partnerships or companies in which Dynegy has a voting interest of less than 20 percent. At December 31, 1998, the Company had two cost basis investments:
Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. (collectively "Indeck"). Indeck is engaged in the acquisition and operation of electric power generating facilities. Dynegy's aggregate investment in these entities totaled $4.1 million and $4.0 million at December 31, 1998 and 1997, respectively, and Dynegy received an aggregate $0.5 million, $0.5 million and $0.6 million of dividends from Indeck during each of the three years in the period ended December 31, 1998.

NOTE 6 -- LONG-TERM DEBT

                                                      DECEMBER  31,
                                           -----------------------------------
                                              1998                     1997
                                           ----------               ----------
                                                     ($ IN THOUSANDS)

 Commercial Paper                          $  518,643               $  229,500
 Money market lines of credit                  20,000                      ---
 Credit Agreement                                 ---                  110,000
 Canadian Credit Agreement                     40,000                      ---
 6.75% Senior Notes, due 2005                 150,000                  150,000
 7.625% Senior Debentures, due 2026           175,000                  175,000
 7.125% Senior Debentures, due 2018           175,000                      ---
 Power Generation Notes                       103,126                      ---
 Chevron Note                                     ---                  155,373
 14% Senior Subordinated Notes, due 2001          ---                   65,000
 10.25% Subordinated Notes, due 2003              ---                  105,000
 Other, non-interest bearing                      275                      550
 Unamortized premium                              ---                   11,906
                                           ----------               ----------
                                            1,182,044                1,002,329
 Less: long-term debt due within one year     135,154                      275
                                           ----------               ----------
                                           $1,046,890               $1,002,054
                                           ==========               ==========

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The commercial paper program is for amounts up to $800 million, as supported by existing credit agreements. Weighted average interest rates on amounts outstanding under the commercial paper program were 6.1 percent and 6.8 percent at December 31, 1998 and 1997, respectively. Amounts outstanding under the uncommitted money market lines of credit bore interest at an average rate of
6.0 percent at December 31, 1998. The Company classifies outstanding commercial paper and borrowings under money market lines of credit as long-term debt to the extent of availability under existing committed credit facilities, as management's intent is to maintain these obligations for longer than one year, subject to an overall reduction in corporate debt levels.

     CREDIT AGREEMENTS. In May 1998, Dynegy refinanced its then existing revolving credit agreement with a $400 million, five-year revolving credit agreement that matures May 27, 2003, and a $400 million, 364-day revolving credit agreement maturing in May, 1999 (the "Credit Agreements"). The Credit Agreements provide funding for letters of credit, working capital, capital expenditures and general corporate purposes, including commercial paper support. The Credit Agreements also require payment of various costs and fees, including an annual fee of 0.09 percent of the committed amount under the Credit Agreements. Generally, borrowings under the Credit Agreements bear interest at a Eurodollar rate plus a margin that is determined based on the Company's unsecured senior debt rating. At December 31, 1998, such margin was 0.21 percent. Financial covenants in the Credit Agreements are limited to a debt to capitalization test. Letters of credit under the Credit Agreements aggregated approximately $27 million at December 31, 1998.

     The Company maintains an additional $240 million, 364-day revolving credit facility having a current maturity date of December 17, 1999. The facility provides funding for general corporate purposes. The facility also requires payment of various costs and fees, including an annual fee of 0.125 percent of the committed amount under the facility. Generally, borrowings under the facility bear interest at a Eurodollar rate plus a margin that is determined based on the Company's unsecured senior debt rating. At December 31, 1998, such margin was 0.525 percent. Financial covenants are limited to a debt to capitalization test. No amounts were outstanding under this agreement at December 31, 1998.

     After consideration of the outstanding commercial paper, the unused borrowing capacity under the Credit Agreements and additional 364-day facility approximated $495 million at December 31, 1998.

     CANADIAN CREDIT AGREEMENT. In November 1998, an indirect wholly owned Canadian subsidiary of the Company entered into a $60 million, two-year revolving credit facility, which matures on November 24, 2000 (the "Canadian Credit Agreement"). The Canadian Credit Agreement provides funding for general
corporate purposes.   The Canadian Credit Agreement requires payment of various
costs and fees, including an annual fee of 0.25 percent of the committed amount under the Canadian Credit Agreement. Generally, borrowings under the Canadian Credit Agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's unsecured senior debt rating. At December 31, 1998, such margin was 0.40 percent. The Canadian subsidiary's obligations under the Canadian Credit Agreement are fully and unconditionally guaranteed by the Company. At December 31, 1998, outstanding amounts under the facility totaled $40.0 million, at an average interest rate of 6.09 percent.

     6.75% SENIOR NOTES DUE 2005.   In December 1995, the Company sold $150
million of 6.75 percent Senior Notes due December 15, 2005 ("Senior Notes"). The Senior Notes were issued at a price of 99.984 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $149 million. Proceeds from the sale of the Senior Notes were used to repay a portion of the outstanding indebtedness under the then existing revolving credit agreement. Interest on the Notes is payable semiannually on June 15 and December 15 of each year. Upon issuance, the Senior Notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("10-Year Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Senior Notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the 10-Year Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of the Senior Notes.

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     7.625% SENIOR DEBENTURES DUE 2026. In October 1996, Dynegy sold $175 million of 7.625 percent Senior Debentures due October 15, 2026 ("Senior Debentures"). The Senior Debentures were issued at a price of 99.522 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $173 million. The net proceeds from the sale of such Senior Debentures were used to repay a portion of the outstanding indebtedness under the then existing revolving credit agreement. Interest on the Senior Debentures is payable semiannually on April 15 and October 15 of each year. The Senior Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture. Upon issuance, the Senior Debentures were priced based on the then existing yield for 30-year U.S. Treasury Notes ("30-Year Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the Senior Debentures, the Company entered into a transaction, the effect of which was to lock in the 30-Year Base Treasury Rate at approximately 7.0 percent on $150 million of the $175 million face value of the Senior Debentures.

     In February 1998, the Company completed an amendment to the then existing revolving credit agreement and the filing of supplemental indentures to each of the Senior Debentures and Senior Notes, the effect of which was to eliminate all clauses, provisions and terms in such documents requiring certain wholly owned subsidiaries of the Company to fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under such credit agreement, debentures and notes, respectively.

     7.125% SENIOR DEBENTURES DUE 2018. In May 1998, Dynegy sold $175 million of 7.125 percent Senior Debentures due May 15, 2018 ("Debentures"). The Debentures were issued at a price of 99.654 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds of approximately $173 million. Proceeds from the sale of the Debentures were used to retire short-term debt incurred in connection with the redemption of certain high-cost debt discussed below. Interest on the Debentures is payable semiannually on May 15 and November 15 of each year. The Debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture. Upon issuance, the Debentures were priced based on the then existing 30-Year Base Treasury Rate plus a spread based principally on the Company's credit rating. Prior to issuing the Debentures, the Company entered into a series of transactions, the effect of which was to lock in the 30-Year Base Treasury Rate at approximately 6.0% on $148 million of the $175 million face value of the Debentures.

     POWER GENERATION NOTES. Included in the December 31, 1998 consolidated long-term debt balance was $103.1 million representing the aggregate principal balance outstanding under three separate notes, each having recourse only to the assets of one of the three power generation projects acquired in 1998 as described in Note 4. Each of the three notes represents a fifteen-year term loan obligation payable in semi-annual installments of principal plus accrued interest. Each note bears interest at a base rate plus a margin, as defined in each agreement. Interest rate swaps effectively fix the base rate on $69.3 million of the indebtedness at a weighted average rate of 8.067 percent.

     RETIRED DEBT. During 1998, the Company retired the 14 percent Senior Subordinated Notes, the 10.25 percent Subordinated Notes and the Chevron Note. The retirement of these notes was funded through a combination of borrowings under existing credit agreements and the sale of commercial paper. There was no financial gain or loss related to these retirements.

     Aggregate maturities of all long-term indebtedness are: 1999 - $135.2 million; 2000 - $40.0 million; 2001 - none; 2002 - none; 2003 and beyond - $1.0 billion.

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- INCOME TAXES

     The Company is subject to U.S. federal, foreign and state income taxes on its operations. Components of income tax expense (benefit) were:

                                                  Year Ended December 31,
                                           ------------------------------------
                                             1998          1997          1996
                                           --------      ---------     --------
                                                     ($ in thousands)
Current tax expense (benefit):
   Domestic                                $  (608)      $ 13,230      $ 10,427
   Foreign                                  (1,362)         3,071           ---
Deferred tax expense (benefit):
   Domestic                                 44,565        (81,306)       45,510
   Foreign                                   7,743          2,795           386
                                           -------       --------      --------
Income tax provision (benefit)             $50,338       $(62,210)     $ 56,323
                                           =======       ========      ========
  Components of income (loss) before income taxes was as follows:

                                                  Year Ended December 31,
                                           ------------------------------------
                                             1998          1997          1996
                                           --------      ---------     --------
                                                     ($ in thousands)
Income (loss) before income taxes:
   Domestic                                $133,867      $(180,127)    $150,705
   Foreign                                   24,824         30,232       18,940
                                           --------      ---------     --------
                                           $158,691      $(149,895)    $169,645
                                           ========      =========     ========

     Deferred income taxes are provided for the temporary differences between the tax basis of Dynegy's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were:

                                                        December  31,
                                                    ----------------------
                                                      1998          1997
                                                    --------      --------
                                                       ($ in thousands)
Deferred tax assets:
    Clearinghouse partnership basis differential    $    990      $ 19,211
    Loss carryforward                                132,445        76,885
    Tax credits                                       10,798        23,162
    Other                                                ---         8,499
                                                     144,233       127,757
                                                    --------      --------
Valuation allowance                                      ---           ---
                                                    --------      --------
                                                     144,233       127,757
                                                    --------      --------
Deferred tax liabilities:
    Items associated with capitalized costs          461,770       381,816
                                                    --------      --------
Net deferred tax liability                          $317,537      $254,059
                                                    ========      ========

  Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. There was no valuation allowance established at December 31, 1998 or 1997, as management believes the aggregate deferred asset is more likely than not to be fully realized in the future.

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Income tax provision (benefit) for the years ended December 31, 1998, 1997 and1996, was equivalent to effective rates of 32 percent, (41) percent and 33 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision (benefit) were:

                                                 Year Ended December 31,
                                            ---------------------------------
                                              1998         1997         1996
                                            -------      --------     -------
                                                    ($ in thousands)

  Expected tax at U.S. statutory rate       $55,444      $(52,463)    $59,376
  State taxes                                 2,564        (3,676)      3,393
  Foreign tax benefit                        (2,300)       (5,415)     (6,621)
  Basis differentials and other              (5,370)         (656)        175
                                            -------      --------     -------
  Income tax provision (benefit)            $50,338      $(62,210)    $56,323
                                            =======      ========     =======

     At December 31, 1998, the Company had approximately $358 million of regular tax net operating loss carryforwards. The net operating loss carryforwards expire from 2006 through 2012. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the date of a 1995 business acquisition. Management believes such carryforwards will be fully realized prior to expiration.


NOTE 8 -- COMPANY OBLIGATED PREFERRED SECURITIES OF A SUBSIDIARY TRUST

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


Note 9 -- COMMITMENTS AND CONTINGENCIES

     Litigation. On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec, Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp.,

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership") and its general partners (collectively the "Dynegy Defendants"). Dynegy Power Corp. and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The trial date is currently June 15, 1999. The Partnership has previously advised the FERC of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC were to determine that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin will seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The parties have been actively engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility will continue to operate as a merchant plant. The Dynegy Defendants will seek to recover from LOF any losses resulting from the settlement with PG&E. However, if the settlement is not ultimately concluded, the Dynegy Defendants will seek to recover from LOF any losses or amounts for which it may be found liable. Further, the Company's subsidiaries intend to continue to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

     On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec, Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Defendants,
(c) dismissed the tortious interference claims against the Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their appeal of that final judgment on June 4, 1998. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgment against them, and have instituted foreclosure proceedings as to the projects. Additionally, receivers were named by the lenders and approved by the Court for each of the projects. In early December 1998, the defendants filed their opening appellate briefs in the appeal of the Court's final judgment. On February 23, 1999, the Court granted a motion by SOCAL to amend the Court's final judgment to include a finding that Dynegy Power Corp. is the alter ego of the Partnerships and their respective general partners. Dynegy Power Corp. will appeal the Court's ruling, and will vigorously defend SOCAL's claims.

     The PG&E and SOCAL litigations represent pre-acquisition contingencies acquired by the Company in the Destec Acquisition. In a related matter, Chalk Cliff and San Joaquin have each guaranteed the obligations of the other partnership, represented by the project financing loans used to construct the power generation facilities owned by the respective Partnerships. In the opinion of management, the election by the lender of its option under the terms of such arrangements would not have a material adverse effect on the Company's financial position or results of operations.

     On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

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

     COMMITMENTS. In conducting its operations, the Company routinely enters into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in its businesses. These commitments are typically associated with capital projects, reservation charges associated with firm transmission, transportation and storage capacity, lease agreements for ship charters and other distribution assets and leases for office space, equipment and other similar items. The following describes the more significant commitments outstanding at December 31, 1998.

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A subsidiary of the Company has entered into binding agreements committing the Company to expend approximately $14 million for the acquisition of combustion turbine generators and related equipment. This equipment will be used in the construction of electricity generating capacity in selected sites throughout the U.S. A significant portion of the current commitment relates to agreements that include cancellation provisions providing for termination at Dynegy's option during the construction phase in exchange for variable penalty payments.

     In 1997, Dynegy received cash from a gas purchaser as an advance payment for future natural gas deliveries over a ten-year period ("Advance Agreement"). As a condition of the Advance Agreement, Dynegy entered into a natural gas swap with a third party under which Dynegy became a fixed-price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on then current market rates. The cash payment was classified as an advance on the balance sheet and is ratably reduced as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser pays a monthly fee to Dynegy associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, Dynegy purchased a surety bond in support of its obligations under the Advance Agreement.

     For a two-year period beginning January 1, 1998, the Company contracted for
1.3 billion cubic feet per day of firm transportation capacity to California on the El Paso Natural Gas pipeline system. Pursuant to this arrangement, Dynegy is obligated to pay a minimum of $38 million of reservation charges during 1999.

     A wholly owned subsidiary of the Company leases certain power generating assets under agreements that are classified as operating leases. These agreements have aggregate future minimum lease payments of approximately $432 million at December 31, 1998.

     Minimum commitments in connection with office space, equipment, reservation charges under purchase and firm transportation contracts, power generating and other leased assets were: 1999 - $134.4 million; 2000 - $232.6 million; 2001 - $239.0 million; 2002 - $29.0 million; and 2003 and beyond - $99.6 million. Rental payments made under the terms of these arrangements totaled - $126.1 million in 1998, $85.2 million in 1997 and $45.2 million in 1996.


NOTE 10 -- CAPITAL STOCK

     The Company has authorized capital stock consisting of 450,000,000 shares, of which 50,000,000 shares, par value $0.01 per share, are designated preferred stock and 400,000,000 shares, par value $0.01 per share, are designated common stock.

     PREFERRED STOCK. The Company's preferred stock may be issued from time to time in one or more series, the shares of each series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions thereof as described in the Company's Certificate of Incorporation. In order to provide for issuance of preferred shares pursuant to the terms of the Chevron Combination, 8,000,000 shares of preferred stock were designated during 1996 as Dynegy Series A Participating Preferred Stock ("Series A Preferred"), of which 7,815,363 shares were issued effective September 1, 1996.

     Except as provided by law, the holders of the Series A Preferred have no voting rights and such shares are not redeemable. At the holders option, each share of the Series A Preferred may be converted, subject to certain adjustments and certain defined conditions precedent, into one share of Dynegy common stock. Such shares have certain preferences, as defined, in the event of liquidation or dissolution of Dynegy over all stock having a junior ranking. Subject to certain anti-dilutive adjustments, as defined, the holders of the Series A Preferred are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors out of funds legally available therefor and paid to the holders of the Company's common stock. Beginning in the third quarter of 1996, the Company paid quarterly cash dividends on the Series A Preferred of $0.0125 per share, or $0.05 per share on an annual basis.

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     COMMON STOCK. At December 31, 1998, there were 153,298,220 shares of common stock issued. Dynegy pays quarterly cash dividends on common stock of $0.0125 per share, or $0.05 per share on an annual basis.

     In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 1,200,700 shares at a total cost of $17.4 million, or $14.50 per share on a weighted average cost basis, through December 31, 1998.

     STOCK WARRANTS. At December 31, 1998, the Company had warrants outstanding that entitle the holder thereof to purchase an aggregate 6,228 shares of common stock at an exercise price of $8.13 per share. The warrants expire in October 2003.

     STOCK OPTIONS. Each option granted is valued at an option price, which ranges from $2.03 per share to the fair market value per share at date of grant. The difference between the option price and the fair market value, if any, of each option on the date of grant is recorded as compensation expense over a vesting period. Options granted at prices below fair market do not become exercisable until the fifth anniversary date of the grant, at which time they become fully exercisable. Options granted at market value vest and become exercisable ratably over a three-year period. The average exercise price of vested options at December 31, 1998 was $2.69. Compensation expense related to options granted totaled $4.7 million, $4.0 million and $2.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, employee stock options aggregating 4.4 million shares were exercisable at prices ranging from $2.03 to $21.63 per share. Employee stock option grants made from 1994 to 1998 will become exercisable during 1999 and 2000, respectively, resulting in the potential exercise of approximately 9.6 million options during that two-year period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2003 at prices ranging from $2.03 to $21.63. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares which may become available to the market. Stock option transactions for 1998, 1997 and 1996 were (shares in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                                      1998                         1997                          1996
                                          --------------------------     --------------------------     --------------------------
                                           SHARES      OPTION PRICE      SHARES        OPTION PRICE      SHARES      OPTION PRICE
                                          -------      -------------     -------      -------------     -------      -------------
 Outstanding at beginning of period        14,015      $2.03 - 21.63      13,920      $2.03 - 18.75      12,615      $ 2.03 - 9.38
 Granted                                    7,319       2.03 - 17.50       2,284       2.03 - 21.63       1,842       2.03 - 18.75
 Exercised                                   (995)      2.03 -  9.38      (1,469)      2.03 -  9.38        (737)      2.03 -  9.38
 Canceled or expired                       (1,568)      2.03 - 19.00        (629)      2.03 - 18.75        (313)      2.03 -  9.38
 Other, contingent share issuance             (92)      2.03 -  5.66         (91)      2.03 -  5.66         513       2.03 -  8.13
                                          -------      -------------     -------      -------------     -------      -------------
 Outstanding at end of period              18,679      $2.03 - 21.63      14,015      $2.03 - 21.63      13,920      $2.03 - 18.75
                                          =======      =============     =======      =============     =======      =============
 Exercisable at end of period               4,394      $2.03 - 21.63       2,861      $2.03 - 18.75         469      $2.03 -  9.38
                                          =======      =============     =======      =============     =======      =============
 Weighted average fair value of
 Options granted during the period
 At market                                             $        5.77                  $       11.14                  $       15.30
                                                       =============                  =============                  =============
 Weighted average fair value of
 Options granted during the period
 At below market                                       $        7.35                  $       14.63                  $       21.38
                                                       =============                  =============                  =============

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividends per year of $0.05 per annum for all years; expected volatility of 40.1 percent, 42.0 percent and 43.3 percent, respectively; risk-free interest rate of 6.28 percent,
6.28 percent and 5.9 percent, respectively; and an expected life of 10 years for all periods. The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income (loss) and per share amounts would have approximated the following pro forma amounts for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                 Years Ended December 31,
                                 ----------------------------------------------------------------------------------------
                                           1998                          1997                           1996
                                 -------------------------     ---------------------------     --------------------------
                                                  Diluted                         Loss                          Diluted
                                  Net Income        EPS         Net Loss        Per Share       Net Income        EPS
                                 ------------    ---------     ----------      -----------     ------------    ----------
                                                         ($ in thousands, except per share data)
   Pro forma amounts                $104,578        $0.63       $(108,007)         $(0.72)        $107,580        $0.79
                                    ========        =====       =========          ======         ========        =====

     As allowed by the transitional disclosure requirements of SFAS No. 123, the preceding pro forma net income and pro forma EPS amounts do not include the impact, if any, of applying the accounting methodology of SFAS No. 123 to options granted prior to January 1, 1995. As a result, the compensation cost included in the pro forma net income amounts for each of the three years in the period ended December 31, 1998, may not be indicative of amounts to be expected in future periods.


NOTE 11 -- BUSINESS COMBINATIONS AND SIGNIFICANT RESTRUCTURINGS

     THE DESTEC ACQUISITION. On June 27, 1997, Dynegy acquired Destec Energy, Inc. ("Destec"), an independent power producer, for $1.26 billion, or $21.65 per share of Destec common stock. Dynegy financed the transaction through cash on hand and advances on its credit facilities provided by its existing commercial banks. Concurrent with this acquisition, Dynegy sold Destec's international facilities and operations to The AES Corporation ("AES") for $439 million. Also during 1997, the Company sold certain non-strategic assets acquired in the purchase for aggregate proceeds of $296 million. Proceeds from the AES and non-strategic asset sales were used to retire indebtedness.

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

                                               Years Ended December 31,
                                            -----------------------------
                                                1997              1996
                                            ------------      -----------
     Pro forma revenues                     $ 13,498,207      $ 7,529,928
     Pro forma net income (loss)                (101,175)         125,962
     Pro forma earnings (loss) per share           (0.67)            0.93


     RESTRUCTURING OF NOVAGAS CLEARINGHOUSE, LTD. In June 1997, the Company and NOVA Corporation ("NOVA") completed the restructuring of the companies' Canadian natural gas operations formerly executed through Novagas Clearinghouse, Ltd., Novagas Clearinghouse Limited Partnership and Novagas Clearinghouse Pipelines Limited Partnership (collectively "NCL"), a joint venture between Dynegy and NOVA. Pursuant to the agreements, Dynegy Canada Inc. ("DCI"), a wholly owned indirect subsidiary of Dynegy, acquired NCL's natural gas marketing

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business, excluding the natural gas aggregation business of Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NCL and sold its aggregate 49.9 percent interest in NCL to NOVA Gas International ("NGI"), a subsidiary of NOVA. NOVA assumed full ownership of NCL's gathering and processing business and the operations of Pan-Alberta. The restructuring included amendments to or termination of various agreements between NCL, Dynegy, NOVA and certain affiliates of both Dynegy and NOVA. Dynegy realized a pretax gain on the sale of its interest in NCL of $7.8 million, which is classified as other income in the accompanying consolidated statements of operations for the year ended December 31, 1997. The acquisition by Dynegy of NCL's marketing business was accounted for under the purchase method of accounting. Accordingly, the purchase price of $4.0 million, inclusive of transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 1997, the effective date of the acquisition for accounting purposes.

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

     THE CHEVRON COMBINATION. On August 31, 1996, Dynegy completed a strategic combination (the "Chevron Combination") with Chevron U.S.A. Inc. and certain Chevron affiliates ("Chevron") pursuant to which Chevron contributed substantially all of its midstream assets (the "Contribution"), including substantially all of the assets comprising Warren Petroleum Company and Chevron's Natural Gas Business Unit and an undivided interest in those assets that constitute the West Texas LPG Pipeline, into Midstream Combination Corp. ("Midstream"), a Delaware corporation formed for purposes of the transaction. Dynegy was merged with and into Midstream immediately following the Contribution and Midstream was renamed Dynegy Corporation. In exchange for the Contribution, Chevron received approximately 38.6 million shares of Dynegy common stock and approximately 7.8 million shares of Dynegy Series A Participating Preferred Stock and Dynegy assumed approximately $283 million of indebtedness. Immediately following closing of the Chevron Combination, Dynegy paid approximately $128 million to Chevron and funded such payment under its Credit Agreement. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting. The purchase price of approximately $740 million, inclusive of assumed indebtedness and transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of an effective date of September 1, 1996.


Note 12 -- IMPAIRMENT, ABANDONMENT AND OTHER CHARGES

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

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The charge, which was substantially non-cash in nature, consisted of the following (in thousands):


     Abandonment of long-lived operating assets              $ 154,984
     Impairment of operating assets and intangibles             79,550
     Inventory obsolescence reserve and write-off               10,340
     Write-off of other obsolete assets                         12,011
     Contingency and other obligation reserves                  16,750
     Severance charge                                            1,365
                                                             ---------
                                                             $ 275,000
                                                             =========


     The fair values of the assets impaired and abandoned were determined using a discounted cash flow methodology. During 1998, Management substantially completed its plan of rationalization, reorganization and abandonment of assets anticipated at the end of 1997. In addition, pursuant to the execution of the restructuring plan, a charge of $9.6 million related to severance charges was recognized in the first quarter of 1998. The severance charge was related to the termination of approximately 200 corporate and field employees. The charge recognized in the first quarter of 1998 approximated the actual severance expenditures.

     Also during the fourth quarter of 1997, the Company changed its method for accounting for certain business process re-engineering and information technology transformation costs pursuant to a consensus reached in November 1997 by the EITF. The EITF concluded that all re-engineering costs, including those incurred in connection with a software installation, should be expensed as incurred. The Company had previously capitalized certain re-engineering costs and was amortizing such costs over the estimated useful lives of the projects. The cumulative effect of this change in accounting of $14.8 million represented the one-time charge for the aggregate unamortized re-engineering costs previously capitalized.


NOTE 13 -- EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS

     CORPORATE INCENTIVE PLAN. Dynegy maintains a discretionary incentive plan to provide employees competitive and meaningful rewards for reaching corporate and individual objectives. Specific rewards are at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee").

     PROFIT SHARING/SAVINGS PLAN. The Company established the Dynegy Profit Sharing/401(k) Savings Plan ("Plan"), which meets the requirements of Section 401(k) of the Internal Revenue Code, and is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan and related trust fund are established and maintained for the exclusive benefit of participating employees in the United States and certain expatriates. Similar plans are available to other employees resident in foreign countries subject to the laws of each country. All eligible employees may participate in the plans and employee contributions are generally matched dollar-for-dollar for the first 5 percent of compensation, subject to Company performance. Employees vest in the Company's contributions over various periods. The Company also makes profit sharing contributions to employees' accounts regardless of their individual participation in the Profit Sharing/Savings Plans.

     Matching contributions to the Plan and certain discretionary profit sharing contributions are made in Company common stock, other contributions are made in cash. During the years ended December 31, 1998, 1997 and 1996, Dynegy recognized aggregate costs related to these employee compensation plans of $12.9 million, $9.7 million and $5.3 million, respectively.

     PENSION PLAN. Through a business acquisition, the Company acquired a noncontributory defined benefit pension plan and such plan remains in existence at December 31, 1998. The Trident NGL, Inc. Retirement Plan ("Retirement Plan") is a qualified plan under the Internal Revenue Service regulations. The Retirement Plan is closed

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to new participants. Benefits are based on years of service and final average pay, as defined in the Retirement Plan document. Contributions to the Retirement Plan in 1998 and 1997 represent the minimum amount required by federal law and regulation. The Retirement Plan's funded status and amount recognized in Dynegy's balance sheet at December 31, 1998 and 1997, were:

                                                                                    DECEMBER 31,
                                                                               -----------------------
                                                                                 1998            1997
                                                                               -------          ------
                                                                                  ($ IN THOUSANDS)
    Projected benefit obligation, beginning of the year                        $ 9,378          $8,909
         Service cost                                                              665             711
         Interest cost                                                             722             686
         Actuarial (gain) loss                                                   1,137            (807)
         Benefits paid                                                            (147)           (121)
                                                                               -------          ------
     Projected benefit obligation, end of the year                             $11,755          $9,378
                                                                               =======          ======

    Fair value of plan assets, beginning of the year                           $ 8,480          $5,798
         Actual return on plan assets                                              615           1,746
         Employer contributions                                                    397           1,057
         Benefits paid                                                            (147)           (121)
                                                                               -------          ------
     Fair value of plan assets, end of the year                                $ 9,345          $8,480
                                                                               =======          ======

    Funded status                                                              $ 2,410          $  898
    Unrecognized net gain from past experience different from that assumed       3,668           5,025
                                                                               -------          ------
    Pension liability                                                          $ 6,078          $5,923
                                                                               =======          ======

  Current year pension expense is based on measurements of the projected benefit obligation and the market related value of the Retirement Plan assets as of the end of the year. The projected benefit obligation at December 31, 1998, was based on a discount rate of 7.00 percent and an average long-term rate of compensation growth of 3.5 percent. The expected long-term rate of return on the Retirement Plan assets was estimated at 8.0 percent.

     The components of net pension expense for the Retirement Plan were:

                                                                               YEARS ENDED DECEMBER 31,
                                                                               -----------------------
                                                                                1998             1997
                                                                               -------          ------
                                                                                    ($ IN THOUSANDS)

    Service cost benefits earned during period                                 $ 665            $ 712
    Interest cost on projected benefit obligation                                722              686
    Expected return on plan assets                                              (618)            (502)
    Amortization of unrecognized gain                                           (218)            (115)
                                                                               -----            -----
    Net periodic pension cost                                                  $ 551            $ 781
                                                                               =====            =====

Note 14 -- RELATED PARTY TRANSACTIONS

  The Company is a leading North American marketer of natural gas, electricity, coal, natural gas liquids, crude oil, liquid petroleum gas and related services. Dynegy is also engaged in natural gas gathering, processing, fractionation and transportation and electric power generating activities. The Company has operations in Canada and the United Kingdom and transports liquid petroleum gas through its international deepwater LPG business. The Company routinely transacts business directly or indirectly with three of its significant shareholders, Chevron, NOVA and BG, each of which owns approximately 26 percent of the outstanding shares of the Company's common stock. Chevron holds all of the outstanding shares of the Series A Preferred.

  Transactions between the Company and Chevron result principally from the ancillary agreements entered into as part of the Chevron Combination. Transactions between Dynegy, NOVA and BG result from purchases and sales of natural gas, natural gas liquids and crude oil between subsidiaries of Dynegy and these companies. It is management's opinion that these transactions are executed at prevailing market rates. During the years ended

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998, 1997 and 1996, the Company recognized in its statement of operations aggregate sales to, and aggregate costs from, these significant shareholders of $888 million and $1.7 billion, $788.9 million and $2.4 billion; and $286.7 million and $1.1 billion, respectively.

Note 15 -- SEGMENT INFORMATION

     The Company has adopted Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" and has restated its segment disclosures for all reporting periods. Dynegy's operations are divided into two reportable segments: Wholesale Gas and Power and Liquids. The Wholesale Gas and Power segment is actively engaged in value creation through marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Liquids segment consists of the North American mid-stream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. This segment operates principally under the name Dynegy Mid-Stream Services. Generally, Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for 1998, 1997 and 1996 is presented below.

          DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1998

                                                     WHOLESALE GAS
                                                      AND POWER         LIQUIDS    ELIMINATION        TOTAL
                                                     -----------      ----------    ---------      -----------
                                                                           ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic                                           $ 9,149,299      $3,307,320    $     ---      $12,456,619
  Canadian                                               969,853         209,830          ---        1,179,683
  United Kingdom                                         621,695             ---          ---          621,695
                                                     -----------      ----------    ---------      -----------
                                                      10,740,847       3,517,150          ---       14,257,997
                                                     -----------      ----------    ---------      -----------
 Intersegment revenues
  Domestic                                               157,492         250,280     (407,772)             ---
  Canadian                                                61,223             ---      (61,223)             ---
  United Kingdom                                             ---             ---          ---              ---
                                                     -----------      ----------    ---------      -----------
                                                         218,715         250,280     (468,995)             ---
                                                     -----------      ----------    ---------      -----------
  Total revenues                                      10,959,562       3,767,430     (468,995)      14,257,997
                                                     -----------      ----------    ---------      -----------
 Operating margin                                        236,238         192,449          ---          428,687

 Depreciation and amortization                           (29,026)        (84,176)         ---         (113,202)

 Interest expense                                        (24,944)        (50,048)         ---          (74,992)

 Interest and other income                                 6,763          40,058          ---           46,821

 Equity earnings of unconsolidated affiliates             75,242          15,796          ---           91,038

 Income tax (provision) benefit                          (52,262)          1,924          ---          (50,338)

 Net income from operations                               90,750          17,603          ---          108,353

 Cumulative effect of change in accounting principle         ---             ---          ---              ---

 Net income                                               90,750          17,603          ---          108,353

 Identifiable assets:
  Domestic                                           $ 2,838,367      $2,036,795    $     ---      $ 4,875,162
  Canadian                                               257,070           6,947          ---          264,017
  United Kingdom                                         125,058             ---          ---          125,058

 Investment in unconsolidated affiliates                 343,819         175,863          ---          519,682

 Capital expenditures                                    359,516         118,948          ---          478,464

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1997

                                                     WHOLESALE GAS
                                                      AND POWER         LIQUIDS    ELIMINATION        TOTAL
                                                     -----------      ----------    ---------      -----------
                                                                           ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic                                           $ 8,070,692      $ 4,205,759     $     ---     $12,276,451
  Canadian                                               632,411          264,028           ---         896,439
  United Kingdom                                         205,490              ---           ---         205,490
                                                     -----------      -----------     ---------     -----------
                                                       8,908,593        4,469,787           ---      13,378,380
                                                     -----------      -----------     ---------     -----------
 Intersegment revenues
  Domestic                                                83,944          437,567      (521,511)            ---
  Canadian                                                30,580              ---       (30,580)            ---
  United Kingdom                                           1,314              ---        (1,314)            ---
                                                     -----------      -----------     ---------     -----------
                                                         115,838          437,567      (553,405)            ---
                                                     -----------      -----------     ---------     -----------
  Total revenues                                       9,024,431        4,907,354      (553,405)     13,378,380
                                                     -----------      -----------     ---------     -----------
 Operating margin                                        126,805          258,489           ---         385,294

 Impairment, abandonment and other charges                   ---          275,000           ---         275,000

 Depreciation and amortization                           (16,425)         (87,966)          ---        (104,391)

 Interest expense                                        (12,214)         (51,241)          ---         (63,455)

 Interest and other income                                13,209           14,904           ---          28,113

 Equity earnings of unconsolidated affiliates             36,241           22,718           ---          58,959

 Income tax (provision) benefit                           (8,710)          70,920           ---          62,210

 Net income (loss) from operations                        24,321         (112,006)          ---         (87,685)

 Cumulative effect of change in accounting principle      (7,289)          (7,511)          ---         (14,800)

 Net income (loss)                                        17,033         (119,518)          ---        (102,485)

 Identifiable assets:
  Domestic                                           $ 1,882,965      $ 2,299,312     $     ---     $ 4,182,277
  Canadian                                               239,090           40,900           ---         279,990
  United Kingdom                                          54,635              ---           ---          54,635

 Investment in unconsolidated affiliates                 310,445          160,032           ---         470,477

 Capital expenditures                                    815,271          189,388           ---       1,004,659

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1996

                                                     WHOLESALE GAS
                                                      AND POWER         LIQUIDS    ELIMINATION        TOTAL
                                                     -----------      ----------    ---------      -----------
                                                                           ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic                                           $ 4,422,849      $ 2,800,813     $     ---     $ 7,223,662
  Canadian                                                   ---           36,540           ---          36,540
  United Kingdom                                             ---              ---           ---             ---
                                                     -----------      -----------     ---------     -----------
                                                       4,422,849        2,837,353           ---       7,260,202
                                                     -----------      -----------     ---------     -----------
 Intersegment revenues
  Domestic                                                80,943          242,297      (323,240)            ---
  Canadian                                                   ---              ---           ---             ---
  United Kingdom                                             ---              ---           ---             ---
                                                     -----------      -----------     ---------     -----------
                                                          80,943          242,297      (323,240)            ---
                                                     -----------      -----------     ---------     -----------
  Total revenues                                       4,503,792        3,079,650      (323,240)      7,260,202
                                                     -----------      -----------     ---------     -----------
 Operating margin                                        103,624          265,876           ---         369,500

 Depreciation and  amortization                           (3,897)         (67,779)          ---         (71,676)

 Interest expense                                         (2,179)         (44,023)          ---         (46,202)

 Interest and other income                                 4,825              660           ---           5,485

 Equity earnings of unconsolidated affiliates             20,696            7,379           ---          28,075

 Income tax provision                                    (19,792)         (36,531)          ---         (56,323)

 Net income from operations                               50,907           62,416           ---         113,323

 Cumulative effect of change in accounting principle         ---              ---           ---             ---

 Net income                                               50,907           62,416           ---         113,323

 Identifiable assets:
  Domestic                                           $ 1,467,990      $ 2,635,318     $     ---     $ 4,103,308
  Canadian                                                34,917           30,507           ---          65,424
  United Kingdom                                          18,079              ---           ---          18,079

 Investment in unconsolidated affiliates                  52,500          129,188           ---         181,688

 Capital expenditures                                      6,324          821,848           ---         828,172

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 1998 and 1997.

                                               Quarter Ended
                                ----------------------------------------------
                                  March        June     September   December
                                   1998        1998        1998       1998
                                ----------------------------------------------

                                    ($ in thousands, except per share data)

  Revenues                      $3,315,569  $3,278,214  $4,586,515  $3,077,699

  Operating margin                  96,989     107,915     105,985     117,798

  Income before income taxes        16,411      35,043      63,739      43,498

  Net income                        12,339      23,441      43,645      28,928

  Net income per share (2)            0.07        0.14        0.27        0.18


                                               Quarter Ended
                                ----------------------------------------------
                                  March        June     September   December
                                   1998        1998        1998       1998
                                ----------------------------------------------

                                    ($ in thousands, except per share data)

  Revenues                      $3,272,080  $2,684,339  $3,657,456  $3,764,505

  Operating margin                  67,347      97,767     110,848     109,332

  Income (loss) before
   income taxes                      4,429      43,575      37,326    (235,225)

  Net income (loss) (1)              4,614      32,128      25,028    (164,255)

  Net income (loss)
   per share (2)                      0.03        0.19        0.15       (1.09)


1. Fourth quarter results include the impairment, abandonment and other charges of $275 million, on a pre-tax basis, and the $14.8 million effect of the change in accounting principle.

2. Net income (loss) per share amounts have been restated to conform to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

                                                                      SCHEDULE I
                                  DYNEGY INC.
                    CONDENSED BALANCE SHEETS OF REGISTRANT
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           December 31,   December 31,
                                                                               1998           1997
                                                                            ----------     ----------
ASSETS
CURRENT ASSETS
Cash                                                                        $  209,439     $      375
Accounts receivable                                                                500             32
Intercompany accounts receivable                                               446,959        177,479
Prepayments and other assets                                                     6,773          4,992
                                                                            ----------     ----------
                                                                               663,671        182,878
                                                                            ----------     ----------

PROPERTY, PLANT AND EQUIPMENT                                                    3,297          9,590
Less: accumulated depreciation                                                  (2,587)        (3,755)
                                                                            ----------     ----------
                                                                                   710          5,835
                                                                            ----------     ----------
OTHER ASSETS
Investments in affiliates                                                    1,514,635      1,483,092
Intercompany note receivable                                                   160,000        160,000
Deferred taxes and other assets                                                205,536         77,366
                                                                            ----------     ----------
                                                                            $2,544,552     $1,909,171
                                                                            ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Intercompany accounts payable                                               $  155,131     $    8,289
Accrued liabilities                                                            146,100         16,764
                                                                            ----------     ----------
                                                                               301,231         25,053
LONG-TERM DEBT                                                                 913,000        664,500
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                     200,000        200,000
OTHER LIABILITIES                                                                2,258            493
                                                                            ----------     ----------
                                                                             1,416,489        890,046
                                                                            ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
   authorized: 8,000,000 shares designated as Series A
   Participating Preferred Stock, 7,815,363 shares issued and
   outstanding at December 31, 1998 and 1997                                    75,418         75,418
Common stock, $0.01 par value, 400,000,000 shares
   authorized:  153,298,220 shares issued at December 31, 1998,
   and 151,796,622 shares issued at December 31, 1997                            1,533          1,518
Additional paid-in capital                                                     935,183        919,720
Retained earnings                                                              133,340         32,975
Less: treasury stock, at cost: 1,200,700  shares at December 31, 1998
   654,900 shares at December 31, 1997                                         (17,411)       (10,506)
                                                                            ----------     ----------
                                                                             1,128,063      1,019,125
                                                                            ----------     ----------
                                                                            $2,544,552     $1,909,171
                                                                            ==========     ==========




                See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I

                                  DYNEGY INC.
                  STATEMENTS OF OPERATIONS OF THE REGISTRANT
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)


                                                         1998       1997        1996
                                                       --------   ---------   --------
Depreciation and amortization                          $   (241)  $  (1,292)  $   (496)
Impairment, abandonment and other charges                  (959)     (3,886)       ---
General and administrative expenses                         ---         ---        ---
                                                       --------   ---------   --------
     Operating loss                                      (1,200)     (5,178)      (496)

Equity in earnings of affiliates                        215,928    (115,108)   182,159
Intercompany interest and other income                   13,667      16,928     17,968
Interest expense                                        (68,403)    (45,790)   (28,071)
Other expenses                                           (1,301)       (747)    (1,915)
                                                       --------   ---------   --------
Income (loss) before income taxes                       158,691    (149,895)   169,645
Income tax provision (benefit)                           50,338     (62,210)    56,323
                                                       --------   ---------   --------
Net income (loss) from continuing operations before
  cumulative effect of change in accounting             108,353     (87,685)   113,322
Cumulative effect of change in accounting principle
  (net of income tax benefit of $7,913)                     ---     (14,800)       ---
                                                       --------   ---------   --------
NET INCOME (LOSS)                                      $108,353   $(102,485)  $113,322
                                                       ========   =========   ========


                See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I
                                  DYNEGY INC.
                  STATEMENTS OF CASH FLOWS OF THE REGISTRANT
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                              1998             1997             1996
                                                                           ---------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ 108,353       $  (102,485)      $   113,322
Items not affecting cash flows from operating activities:
  Depreciation and amortization                                                1,864             9,631             1,996
  Equity in earnings of affiliates, net of cash distributions                215,928           115,108          (182,159)
  Deferred taxes                                                              50,338           (86,424)           45,896
  Other                                                                          ---            12,344             7,466
Change in assets and liabilities resulting from operating activities:
  Accounts receivable                                                           (468)               76              (108)
  Intercompany transactions                                                 (192,270)          636,063          (298,592)
  Prepayments and other assets                                                (2,212)           (2,749)            2,260
    Accrued liabilities                                                        3,693             1,529             8,487
Other, net                                                                   (29,778)            2,493            (1,193)
                                                                           ---------       -----------       -----------
Net cash used in operating activities                                        155,448           585,586          (302,625)
                                                                           ---------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             ---            (5,121)           (2,055)
Acquisitions                                                                  (2,644)         (785,349)              ---
Other                                                                            ---               ---               ---
                                                                           ---------       -----------       -----------
Net cash used in investing activities                                         (2,644)         (790,470)           (2,055)
                                                                           ---------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                           212,259         2,218,500         1,542,000
Repayments of long-term borrowings                                          (493,277)       (2,198,000)       (1,231,000)
Net proceeds from commercial paper and money market lines of credit          350,758               ---               ---
Intercompany advances                                                            ---               ---               ---
Proceeds from sale of capital stock, options and warrants                      3,863           203,190               858
Treasury stock acquisitions                                                   (6,905)          (10,506)              ---
Capital contributions                                                            ---               ---               ---
Dividends and other distributions                                             (7,988)           (7,925)           (7,184)
Other financing                                                               (2,450)              ---               ---
                                                                           ---------       -----------       -----------
Net cash provided by financing activities                                     56,260           205,259           304,674
                                                                           ---------       -----------       -----------
Net (decrease) increase in cash and cash equivalents                         209,064               375                (6)
Cash and cash equivalents, beginning of period                                   375               ---                 6
                                                                           ---------       -----------       -----------
Cash and cash equivalents, end of period                                   $ 209,439       $       375       $       ---
                                                                           =========       ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid (net of amount capitalized)                                  $ 100,589       $    60,323       $    22,341
                                                                           =========       ===========       ===========
Taxes paid (net of refunds)                                                $  (8,000)      $     8,043       $     1,444
                                                                           =========       ===========       ===========
Cash dividends paid to parent by consolidated or
  unconsolidated subsidiaries                                              $     ---       $       ---       $       ---
                                                                           =========       ===========       ===========



                See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I

                                  DYNEGY INC.

                   NOTE TO REGISTRANT'S FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

     Dynegy Inc. ("Dynegy" or the "Company") is a holding company that principally conducts all of its business through its subsidiaries. The Company is the result of a strategic business combination ("Trident Combination") between Natural Gas Clearinghouse and Trident NGL Holding, Inc. ("Holding"), under which Holding was renamed NGC Corporation. Pursuant to the terms of the Trident Combination, Holding was the legally surviving corporation and Clearinghouse was considered the acquiring company for accounting purposes resulting in a new historical cost basis for Holding beginning March 1, 1995, the effective date of the Trident Combination. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century.

     The accompanying condensed Registrant Financial Statements were prepared pursuant to rules promulgated by the Securities and Exchange Commission. In accordance with these rules, the accompanying statements reflect the financial position, results of operations and cash flows of Dynegy, the holding company of Dynegy Inc., at December 31, 1998 and 1997, and for the years then ended through December 31, 1996, respectively. These statements should be read in conjunction with the Consolidated Statements and notes thereto of Dynegy Inc.