Form 10-Q
period 1999-03-31
DYNEGY INC
filed 1999-05-17
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999


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


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 152,864,662 shares outstanding as of May 12, 1999.

                                  DYNEGY INC.
                               TABLE OF CONTENTS


                                                            Page

PART I.  FINANCIAL INFORMATION

  Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
     March 31, 1999 and December 31, 1998...................    3
  Condensed Consolidated Statements of Operations:
     For the three months ended March 31, 1999 and 1998.....    4
  Condensed Consolidated Statements of Cash Flows:
     For the three months ended March 31, 1999 and 1998.....    5
  Notes to Condensed Consolidated Financial Statements......    6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............   13

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................   24

  Item 2.  Not Applicable...................................    -

  Item 3.  Not Applicable...................................    -

  Item 4.  Not Applicable...................................    -

  Item 5.  Not Applicable...................................    -

  Item 6.  Exhibits and Reports on Form 8-K.................   26

DYNEGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,             December 31,
                                                                                           1999                    1998
                                                                                   ---------------------   ---------------------
                                                                                        (unaudited)
                                                             ASSETS
Current Assets:
Cash and cash equivalents                                                                    $   12,084              $   28,367
Accounts receivable, net                                                                      1,320,169               1,563,558
Accounts receivable, affiliates                                                                  55,973                  60,180
Inventories                                                                                     123,920                 149,901
Assets from risk management activities                                                          261,394                 219,105
Prepayments and other assets                                                                    119,262                  96,130
                                                                                             ----------              ----------
                                                                                              1,892,802               2,117,241
                                                                                             ----------              ----------
Property, Plant and Equipment                                                                 2,513,593               2,446,878
Less: accumulated depreciation                                                                 (547,334)               (514,771)
                                                                                             ----------              ----------
                                                                                              1,966,259               1,932,107
                                                                                             ----------              ----------
Other Assets:
Investments in unconsolidated affiliates                                                        511,608                 502,613
Assets from risk management activities                                                          353,503                 135,100
Other assets                                                                                    544,820                 577,176
                                                                                             ----------              ----------
                                                                                             $5,268,992              $5,264,237
                                                                                             ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                             $1,083,310              $1,370,902
Accounts payable, affiliates                                                                    117,202                 113,827
Accrued liabilities                                                                             478,854                 290,381
Liabilities from risk management activities                                                     284,322                 251,213
                                                                                             ----------              ----------
                                                                                              1,963,688               2,026,323

Long-Term Debt                                                                                  968,117               1,046,890

Other Liabilities:
Liabilities from risk management activities                                                     259,877                  40,747
Deferred income taxes                                                                           272,091                 317,537
Other long-term liabilities                                                                     443,620                 504,677
                                                                                             ----------              ----------
                                                                                              3,907,393               3,936,174
                                                                                             ----------              ----------

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                                      200,000                 200,000

Commitments and Contingencies (NOTE 5)

Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:   8,000,000
 shares designated as Series A Participating Preferred Stock,
 7,815,363 shares issued and outstanding at March 31, 1999 and
 December 31, 1998                                                                               75,418                  75,418
Common stock, $0.01 par value, 400,000,000 shares authorized;
 154,086,298 shares issued at March 31, 1999 and 153,298,220
 shares issued at December 31, 1998                                                               1,542                   1,533
Additional paid-in capital                                                                      942,831                 935,183
Retained earnings                                                                               159,393                 133,340
Less: treasury stock, at cost: 1,200,700 shares at March 31, 1999 and
     1,200,700 shares at December 31, 1998                                                      (17,585)                (17,411)
                                                                                             ----------              ----------
                                                                                              1,161,599               1,128,063
                                                                                             ----------              ----------
                                                                                             $5,268,992              $5,264,237
                                                                                             ==========              ==========


           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                        -------------------------------------------
                                                                                                  1999                   1998
                                                                                        --------------------   --------------------
Revenues                                                                                         $3,044,973             $3,315,569
Cost of sales                                                                                     2,924,896              3,218,580
                                                                                                 ----------             ----------
 Operating margin                                                                                   120,077                 96,989
Depreciation and amortization                                                                        31,288                 25,532
General and administrative expenses                                                                  49,542                 42,606
Severance charge                                                                                        ---                  9,644
                                                                                                 ----------             ----------
 Operating income                                                                                    39,247                 19,207
Equity in earnings of unconsolidated affiliates                                                      15,063                 15,755
Other income                                                                                         13,918                  2,968
Interest expense                                                                                    (19,234)               (16,005)
Minority interest in income of a subsidiary                                                          (4,158)                (4,158)
Other expenses                                                                                       (4,153)                (1,356)
                                                                                                 ----------             ----------
Income before income taxes                                                                           40,683                 16,411
Income tax provision (benefit)                                                                       12,612                  4,072
                                                                                                 ----------             ----------
Net Income                                                                                       $   28,071             $   12,339
                                                                                                 ==========             ==========
Net Income Per Share:

Net income                                                                                       $   28,071             $   12,339
Less: preferred stock dividends                                                                         (96)                   (96)
                                                                                                 ----------             ----------
Net income applicable to common stockholders                                                     $   27,975             $   12,243
                                                                                                 ==========             ==========
Basic earnings per share                                                                              $0.18                  $0.08
                                                                                                 ==========             ==========
Diluted earnings per share                                                                            $0.17                  $0.07
                                                                                                 ==========             ==========

Basic shares outstanding                                                                            152,492                151,533
                                                                                                 ==========             ==========
Diluted shares outstanding                                                                          164,487                166,282
                                                                                                 ==========             ==========

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                              --------------------------------------------------
                                                                                       1999                       1998
                                                                              -----------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $  28,071                  $  12,339
Items not affecting cash flows from operating activities:
 Depreciation and amortization                                                                29,316                     24,229
 Equity in earnings of affiliates, net of cash distributions                                  (9,593)                    (2,744)
 Risk management activities                                                                   (8,424)                   (21,635)
 Deferred income taxes                                                                        14,568                      4,072
 Other                                                                                        (2,519)                     4,593
Changes in assets and liabilities resulting from operating activities:
 Accounts receivable                                                                         189,963                    213,817
 Inventories                                                                                  35,314                     48,169
 Prepayments and other assets                                                                 28,494                     (2,255)
 Accounts payable                                                                           (288,038)                   (63,120)
 Accrued liabilities                                                                         (20,852)                   (27,007)
Other, net                                                                                    (8,059)                    (8,875)
                                                                                           ---------                  ---------
Net cash provided by (used in) operating activities                                          (11,759)                   181,583
                                                                                           ---------                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                         (99,918)                   (40,465)
Investment in unconsolidated affiliates, net                                                  (1,418)                   (18,231)
Proceeds from asset sales                                                                     16,650                        ---
Other, net                                                                                   (39,060)                     6,200
                                                                                           ---------                  ---------
Net cash (used in) provided by investing activities                                         (123,746)                   (52,496)
                                                                                           ---------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                                               ---                        ---
Repayments of long-term borrowings                                                            (6,319)                  (129,550)
Net proceeds from commercial paper and  money market lines of credit                         127,072                     26,500
Other, net                                                                                    (1,531)                   (11,814)
                                                                                           ---------                  ---------
Net cash used in financing activities                                                        119,222                   (114,864)
                                                                                           ---------                  ---------
Net change in cash and cash equivalents                                                      (16,283)                    14,223
Cash and cash equivalents, beginning of period                                                28,367                     23,047
                                                                                           ---------                  ---------
Cash and cash equivalents, end of period                                                   $  12,084                  $  37,270
                                                                                           =========                  =========

           See notes to condensed consolidated financial statements.

                                  DNYEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 1999 and 1998
                                  (unaudited)

Note 1 -- Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC.

The financial statements include all material adjustments, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods. Other than recognition of the previously disclosed severance charge and the adoption of EITF 98-10, such adjustments consist only of normal recurring adjustments. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

NOTE 2 - ACCOUNTING POLICY CHANGE

Effective January 1, 1999, the Company adopted the provisions of Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10") pursuant to the implementation requirements stated therein. The resulting effect of adoption of the provisions of EITF 98-10 was to alter the Company's comprehensive method of accounting for energy-related contracts, as defined in that statement. The cumulative effect of this change in accounting principle was not expected to be material to the estimated annual 1999 results of operations. The pro forma effect on prior periods of the adoption of the provisions of EITF 98-10 was not determinable.

Previously, only North American fixed-price natural gas transactions were measured at fair value, net of future servicing costs and reserves as estimated by the Company. The Company now accounts for all energy trading activities at fair value as of the balance sheet date and recognizes currently the net gains or losses resulting from the revaluation of these contracts to market in its results of operations. As a result, substantially all of the operations of the Company's world-wide gas marketing, power marketing, and crude marketing operations are now accounted for under a mark-to-market accounting methodology. Generally, revenue recognition for the Company's natural gas liquids processing, fractionation, transportation and marketing activities, as well as its power generation businesses, remain on an accrual-based accounting methodology. Sales and purchases by these businesses are not trading operations, as defined in the statement, and therefore not subject to the provisions of EITF 98-10.

The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. The transition rules under Statement No. 133 provide for early adoption as of the beginning of any fiscal quarter subsequent to June 15, 1998. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement.

Management believes the adoption of the provisions of EITF 98-10 and Statement No. 133 may affect the variability of future periodic results reported by Dynegy, as well as its competitors, as market conditions and resulting valuations change from time to time. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively. Management will monitor exposure to these and other market and business risks and will adjust valuation factors accordingly as indicated by changing circumstances.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 1999 and 1998
                                  (unaudited)

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

NOTE 4 -- UNCONSOLIDATED AFFILIATES

At March 31, 1999, Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a
38.75 percent partnership interest in Gulf Coast Fractionators; a 25 percent interest in Midstream Barge Company, L.L.C.; a 49 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in fifteen partnerships, each formed to build (or buy), own and operate cogeneration power generation facilities; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast. Also at March 31, 1999, the Company had two cost-basis investments: Indeck North American Power Fund, L.P. and Indeck North American Power Partners, L.P. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                                                    Three-Months Ended March 31,
                                    ---------------------------------------------------------
                                           1999                          1998
                                    ---------------------------------------------------------
                                                        Equity                       Equity
                                           Total        Share           Total        Share
                                        -----------   ----------      ----------   ----------
                                                          ($ in thousands)
      Revenues (1)                         $237,304      $93,670        $200,048      $83,778
                                           ========      =======        ========      =======
      Operating margin (1)                 $ 85,762      $34,098        $ 81,527      $32,620
                                           ========      =======        ========      =======
      Net income (1)                       $ 23,733      $10,247        $ 31,540      $11,261
                                           ========      =======        ========      =======

______________________
(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable for the current period or is incompatible with current presentation.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership") and its general partners (collectively the "Dynegy Defendants"). Dynegy Power Corp. and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing.
PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 1999 and 1998
                                  (unaudited)

qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The trial date is currently December 13, 1999. The Partnership has previously advised the FERC of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC were to determine that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin notified LOF that it would seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The parties engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility will continue to operate as a merchant plant. The Dynegy Defendants will seek to recover from LOF any losses resulting from the settlement with PG&E. However, if the settlement is not ultimately concluded, the Dynegy Defendants will seek to recover from LOF any losses or amounts for which it may be found liable. Further, the Company's subsidiaries intend to continue to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations. On April 15, 1999, the Dynegy Defendants filed suit against LOF in the Superior Court of the State of California, County of San Francisco seeking to recover damages the Dynegy Defendants have or will suffer as a result of LOF's failure to purchase steam from the San Joaquin facility in quantities required by the Steam Purchase Contract executed by San Joaquin and LOF. The lawsuit states claims against LOF for breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement/intentional misrepresentation, negligent misrepresentation, fraudulent concealment and non-disclosure, interference with contract and indemnity. On April 28, 1999, LOF filed a procedural opposition to the lawsuit essentially challenging venue in San Francisco County. LOF has not filed its answer as of May 12, 1999.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec Energy, Inc., Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly-owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 1999 and 1998
                                  (unaudited)

Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Defendants, (c) dismissed the tortious interference claims against the Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their appeal of that final judgment on June 4, 1998. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgment against them, and have instituted foreclosure proceedings as to the projects. Additionally, receivers were named by the lenders and approved by the Court for each of the projects. In early December 1998, the defendants filed their opening appellate briefs in the appeal of the Court's final judgment. On February 23, 1999, the Court granted a motion by SOCAL to amend the Court's final judgment to include a finding that Dynegy Power Corp. is the alter ego of the Partnerships and their respective general partners. Dynegy Power Corp. has appealed the Court's ruling, and will vigorously defend SOCAL's claims. On April 13, 1999, the Court granted a motion by SOCAL to amend the final judgment to include a finding that Destec Energy, Inc. is the alter ego of the Partnerships and their respective general partners. The Court's order named Dynegy as the successor to Destec Energy, Inc. Dynegy has appealed the Court's ruling.

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

On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The motions to dismiss are scheduled for hearing in July, 1999. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

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

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 1999 and 1998
                                  (unaudited)

claims, which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 6 -- CAPITAL STOCK

At March 31, 1999, employee stock options aggregating 4.8 million shares were exercisable at prices ranging from $2.03 to $21.63 per share. Employee stock option grants made from 1994 to 1998 will become exercisable during 1999 and 2000, respectively, resulting in the potential exercise of approximately 8.7 million options during that two-year period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2005 at prices ranging from $2.03 to $21.63. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares which may become available to the market.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 1,200,700 shares at a total cost of $17.6 million, or $14.65 per share on a weighted average cost basis, through March 31, 1999.

NOTE 7 -- SEGMENT INFORMATION

The Company has adopted Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" and has restated its segment disclosures for all reporting periods. Dynegy's operations are divided into two reportable segments: Wholesale Gas and Power and Liquids. The Wholesale Gas and Power segment is actively engaged in value creation through marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Liquids segment consists of the North American mid-stream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation, storage and marketing of NGLs. This segment operates principally under the name Dynegy Mid-Stream Services. Generally, Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for the quarters ended March 31, 1999 and 1998 is presented below.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 1999 and 1998
                                  (unaudited)

                                     DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 1999

                                                            Wholesale Gas and
                                                                  Power               Liquids         Elimination          Total
                                                     ------------------------      ------------       ------------      -----------
                                                                                        ($ in thousands)
Unaffiliated revenues:
  Domestic                                                         $1,630,795        $  698,579       $       ---        $2,329,374
  Canadian                                                            321,013            43,560               ---           364,573
  United Kingdom                                                      351,026               ---               ---           351,026
                                                                   ----------        ----------       -----------        ----------
                                                                    2,302,834           742,139               ---         3,044,973
                                                                   ----------        ----------       -----------        ----------
 Intersegment revenues
  Domestic                                                             51,752            42,253           (94,005)              ---
  Canadian                                                             11,293               ---           (11,293)              ---
  United Kingdom                                                          ---               ---               ---               ---
                                                                   ----------        ----------       -----------        ----------
                                                                       63,045            42,253          (105,298)              ---
                                                                   ----------        ----------       -----------        ----------
  Total revenues                                                    2,365,879           784,392          (105,298)        3,044,973
                                                                   ----------        ----------       -----------        ----------
 Operating margin                                                      70,106            49,971               ---           120,077
 Depreciation and amortization                                         (8,561)          (22,727)              ---           (31,288)
 Interest expense                                                      (9,569)           (9,665)              ---           (19,234)
 Interest and other income                                             12,473             1,445               ---            13,918
 Equity earnings of unconsolidated affiliates                          12,637             2,426               ---            15,063
 Income tax (provision) benefit                                       (15,524)            2,912               ---           (12,612)
 Net income                                                            26,498             1,573               ---            28,071
 Identifiable assets:
  Domestic                                                         $2,851,176        $2,047,501       $       ---        $4,898,677
  Canadian                                                            253,927            42,458               ---           296,385
  United Kingdom                                                      119,323               ---               ---           119,323
 Investment in unconsolidated affiliates                              351,199           160,409               ---           511,608
 Capital expenditures                                                  80,431            20,905               ---           101,336

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            For the Interim Periods Ended March 31, 1999 and 1998
                                  (unaudited)


                                    DYNEGY'S SEGMENT DATE FOR THE QUARTER ENDED MARCH 31, 1998

                                                             Wholesale Gas and
                                                                 Power               Liquids         Elimination          Total
                                                           -------------------     -----------       -----------       ------------
                                                                                        ($ in thousands)
Unaffiliated revenues:
  Domestic                                                        $1,983,052        $  847,306       $       ---        $2,830,358
  Canadian                                                           231,543            80,264               ---           311,807
  United Kingdom                                                     173,404               ---               ---           173,404
                                                                  ----------        ----------       -----------        ----------
                                                                   2,387,999           927,570               ---         3,315,569
                                                                  ----------        ----------       -----------        ----------
 Intersegment revenues
  Domestic                                                            27,659           100,369          (128,028)              ---
  Canadian                                                               ---               ---               ---               ---
  United Kingdom                                                         ---               ---               ---               ---
                                                                  ----------        ----------       -----------        ----------
                                                                      27,659           100,369          (128,028)              ---
                                                                  ----------        ----------       -----------        ----------
   Total revenues                                                  2,415,658         1,027,939          (128,028)        3,315,569
                                                                  ----------        ----------       -----------        ----------
  Operating margin                                                    39,225            57,764               ---            96,989
  Depreciation and amortization                                       (5,728)          (19,804)              ---           (25,532)
  Interest expense                                                    (5,202)          (10,803)              ---           (16,005)
  Interest and other income                                            2,031               937               ---             2,968
  Equity earnings of unconsolidated affiliate                         10,600             5,155               ---            15,755
  Income tax (provision) benefit                                      (4,482)              410               ---            (4,072)
  Net income                                                           7,632             4,707               ---            12,339
  Identifiable assets:
  Domestic                                                        $1,978,231        $2,092,195       $       ---        $4,070,426
  Canadian                                                           291,972            43,972               ---           335,944
  United Kingdom                                                      76,757               ---               ---            76,757
  Investment in unconsolidated affiliates                            342,951           159,662               ---           502,613
  Capital expenditures                                                21,730            36,966               ---            58,696

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

COMPANY PROFILE. Dynegy is a leading provider of energy products and services in North America and the United Kingdom. Products marketed by the Company's wholesale operations include natural gas, electricity, coal, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large scale energy marketing operation with strategically located assets which augment the marketing efforts affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. The Company initiated electric power marketing operations in February 1994 in order to exploit opportunities created by the deregulation of the domestic electric power industry. Effective March 1, 1995, Clearinghouse and Holding, a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation, Inc. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were merged with NGC. Effective July 1, 1997, NGC acquired Destec Energy, Inc., a leading independent power producer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century.

BUSINESS SEGMENTS. Dynegy's operations are divided into two segments: the Wholesale Gas and Power and Liquids segments. The Wholesale Gas and Power segment is actively engaged in value creation through marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Liquids segment consists of the North American mid-stream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation, storage and marketing of NGLs. The Liquids segment operates principally under the name Dynegy Mid-Stream Services.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. This Form 10-Q contains various forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", "forecast" and "expect" reflect forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on Dynegy's results of operations and financial condition are:

 .  Competitive practices in the industries in which Dynegy competes;
 . Fluctuations in commodity prices for natural gas, electricity, natural gas liquids, crude oil or coal;

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998

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

Operating margins in the Wholesale Gas and Power segment include the integrated component businesses: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Fuel costs, principally natural gas, represent the primary variable cost impacting margins at the Company's power generating facilities. Historically, operating margins have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, as the Company's investment in merchant generation capacity expands, changes in and the relationship between, natural gas and electricity prices may impact the financial performance and cash flow related to its portfolio of merchant power generation assets.

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

             For the Interim Periods Ended March 31, 1999 and 1998

cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire mid-stream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

Seasonality. Dynegy's revenue and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with power marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. The Liquids businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price, consistent with the trend in the Company's natural gas operations, as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

Effect of Inflation. Although Dynegy's operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and natural gas liquids marketing businesses. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses (a.k.a., "Merchant Leverage Effect"). For the foreseeable future, the Company's primary focus will be the acquisition and/or construction of power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets.

Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

Commercial Paper and Money Market Lines of Credit. The Company uses commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The Company maintains a commercial paper program for amounts up to $800 million, as supported by its corporate credit agreements. At March 31, 1999, approximately $636 million of commercial paper was outstanding and $30 million was outstanding under existing money market lines of credit.

Corporate Credit Agreements. Dynegy's corporate credit agreements are comprised of a $400 million, five-year revolving credit agreement maturing in May 2003, and a $400 million, 364-day revolving credit agreement maturing in May 1999. Both agreements provide funding for working capital, letters of credit and other general corporate expenditures. The Company maintains an additional $240 million, 364-day revolving credit agreement having a current maturity date of December 17, 1999. This facility also provides funding for general corporate purposes. At March 31, 1999, letters of credit and borrowings under the corporate credit agreements aggregated $4.9 million and, after consideration of the outstanding commercial paper, aggregate unused borrowing capacity under the corporate credit agreements approximated $369 million.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998

Canadian Credit Facility.   In November 1998, an indirect wholly-owned Canadian
subsidiary of the Company entered into a $60 million, two-year revolving credit facility maturing in November 2000. Borrowings under this agreement may be used for general corporate purposes. At March 31, 1999, $40 million was outstanding under this agreement.

Public Debt. The Company has three separate public debt issues aggregating $500 million, which mature in 2005, 2018 and 2026, respectively. Net proceeds derived from these issues were used to reduce outstanding borrowings under credit arrangements existing at the date of each respective issuance.

Development Project Financing. The consolidated long-term debt balance includes three notes aggregating $96.8 million having recourse only to the assets of three power generation projects. Each of the three notes represents a fifteen-year term loan obligation payable in semi-annual installments of principal plus accrued interest.

Company Obligated Preferred Securities of Subsidiary Trust. In May 1997, NGC Corporation Capital Trust I ("Trust"), a wholly owned subsidiary of Dynegy, issued in a private transaction $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities (referred to herein as "Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. Following the issuance of the Securities, the Trust completed an exchange offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

OTHER MATTERS

Stockholder Divestiture. In August 1998, the Company announced that NOVA had given notice of its intent to divest its 25.4 percent stake in Dynegy, representing approximately 38.8 million common shares. Chevron and BG each also currently own 25.4 percent of the outstanding common shares of Dynegy and maintain certain preferential rights to purchase the common shares to be divested by NOVA pursuant to the shareholder's agreement between BG, Chevron and NOVA dated May 22, 1996. The uncertainty surrounding the change in ownership has temporarily reduced the Company's financial flexibility by limiting its access to certain capital market sectors. As a result, the Company's ability to finance the full execution of its business strategy, as discussed more fully in the Company's Form 10-K, may be diminished if resolution of NOVA's divestiture is prolonged or is concluded in a manner which negatively impacts Dynegy's stock price. Dynegy's management and Board of Directors are actively pursuing alternatives to resolve this issue in a timely manner. Management believes that the ultimate resolution of this issue will not have a material adverse impact on its operations or financial condition.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998

                                                        March 31,       December 31,
                                                          1999              1998
                                                    ----------------------------------
Natural Gas (Trillion Cubic Feet)                          4.842             4.179
Electricity (Million Megawatt Hours)                       3.308             1.835
Natural Gas Liquids (Million Barrels)                      8.828             6.397
Crude Oil (Million Barrels)                               20.487            18.800
Interest Rate Swaps (in thousands of US Dollars)        $ 68,754          $ 69,332
Weighted Average Fixed Interest Rate Paid on
 Swaps                                                     8.073             8.067
U.K. Pound Sterling (in thousands of US Dollars)        $ 59,963          $ 69,254
Average U.K. Pound Sterling Contract Rate (in
 US Dollars)                                            $ 1.6033          $ 1.6143
Canadian Dollar (in thousands of US Dollars)            $218,942          $268,307
Average Canadian Dollar Contract Rate (in US
 Dollars)                                               $ 0.6701          $ 0.6710

Stock Options. Employee stock option grants made from 1994 to 1998 will become exercisable during 1999 and 2000, respectively, resulting in the potential exercise of approximately 8.7 million options during that two-year period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2005 at prices ranging from $2.03 to $21.63. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company is pursuing a variety of alternatives to help assure an orderly distribution of shares which may become available to the market.

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

Dynegy has established a corporate-wide project team to identify and rectify non-compliant hardware and software within its infrastructure. The Company has completed its inventory of corporate-wide imbedded systems issues as well as its inventory of corporate hardware and software applications. The Company is substantially complete with its inventorying of hardware and software infrastructure at remote locations. A final risk assessment, testing and remediation activity is ongoing on all of the Company's core systems and business applications at both corporate and field locations. It is expected that all core systems and business applications will be Year 2000 ready by September 1999. In addition, the Company is focusing assessment efforts to determine that major customers and suppliers are also Year 2000 ready. The project team is also formulating contingency plans to address alternatives for the Company should Year 2000 issues disrupt operations. As part of the plan, the Company is developing contingency plans that address essential aspects of the Year 2000 problem. The contingencies identified include:

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

             For the Interim Periods Ended March 31, 1999 and 1998

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

Results of the review conducted to date indicate that the Company is unlikely to be burdened by a material event resulting from the Company's untimely resolution of Year 2000 issues. The potential costs and uncertainties associated with this review are dependent upon a number of factors, including legacy software and hardware configurations, planned information technology infrastructure enhancements and the availability of trained personnel. Aggregate current cost estimates for the entire Year 2000 project are projected to range between $8 and $10.5 million. Approximately $2 million of this amount was expended during 1998 related to this project and an additional $1 million was expended during the first quarter of 1999. These cost estimates include costs for identification and remediation of Year 2000 issues. Such cost estimates are based on current available information and are subject to revision, either upward or downward, as the project matures and additional information becomes available.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998

RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments for the three-month periods ended March 31, 1999 and 1998, respectively.


                                                                 Wholesale Gas and Power               Liquids
                                                             -----------------------------     -----------------------
                                                                   1999           1998           1999           1998
                                                             -------------     -----------     ----------     --------
Operating Margin:
    Power Marketing and Generation                               $ 37,432       $  7,080        $   ---        $  ---
    Natural Gas Marketing                                          32,674         32,145            ---            ---
    Upstream Operations                                               ---            ---         18,340         31,852
    Downstream Operations                                             ---            ---         26,987         23,203
    Crude Oil Operations                                              ---            ---          4,644          2,709
  Equity Investments                                               12,638         10,599          2,425          5,156
                                                                 --------       --------       --------       --------
   SUBTOTAL - FINANCIAL CONTRIBUTION                               82,744         49,824         52,396         62,920

  Depreciation                                                     (8,561)        (5,728)       (22,727)       (19,804)
  General and Administrative Expenses (1)                         (31,539)       (27,306)       (18,003)       (24,944)
  Other Items (2)                                                  10,653          1,876           (888)          (264)
                                                                 --------       --------       --------       --------
   EARNINGS BEFORE INTEREST AND TAXES                            $ 53,297       $ 18,666       $ 10,778       $ 17,908
                                                                 ========       ========       ========       ========
  OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d) -
    U.S. Sales Volumes                                                7.0            6.5            ---            ---
    Canadian Sales Volumes                                            2.3            2.1            ---            ---
    U.K. Sales Volumes                                                1.6            0.7            ---            ---
                                                                 --------       --------       --------       --------
                                                                     10.9            9.3            ---            ---
                                                                 ========       ========       ========       ========
  Electric Power Marketing - Million Megawatt Hours Sold             13.1           25.0            ---            ---
  Power Generation (Million Megawatt Hours Generated) -
    Gross                                                             3.6            3.3            ---            ---
    Net                                                               2.4            2.1            ---            ---
  Natural Gas Liquids Processed (MBbls/d - Gross) -
    Field Plants                                                      ---            ---           88.5           86.7
    Straddle Plants                                                   ---            ---           28.6           40.8
                                                                 --------       --------       --------       --------
                                                                      ---            ---          117.1          127.5
                                                                 ========       ========       ========       ========
  Natural Gas Gathering and Transmission (MMcf/d)                     ---            ---            0.2            0.4
  Fractionation - Barrels Received for Fractionation                  ---            ---          161.3          202.0
  NGL Marketing - Sales Volumes (MBbls/d)                             ---            ---          462.0          431.7
  LPG Sales Volumes (MBbls/d)                                         ---            ---           77.4           59.6
  Crude Oil Marketing - Sales Volumes (MBbls/d)                       ---            ---          153.0          195.2


(1) Includes the segment's share of the $9.6 million pre-tax severance charge recognized in the first quarter of 1998.
(2) The Wholesale Gas and Power segment includes the $8.9 million pre-tax gain on sale of an investment, which was effective January 1, 1999, for accounting purposes.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998

THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

For the quarter ended March 31, 1999, Dynegy realized net income of $28.1 million, or $0.17 per share compared with first quarter 1998 net income of $12.3 million, or $0.07 per share. Current period results include an after-tax benefit of approximately $5.8 million, or $0.03 per share, related to the sale of an investment. First quarter 1998 results include an after-tax charge of $6.3 million, or $0.04 per share, attributed to a severance charge resulting principally from the restructuring of the Company's natural gas liquids business. Normalized earnings, which exclude the aforementioned non-recurring items, totaled $22.3 million, or $0.14 per share, in 1999 as opposed to $18.6 million, or $0.11 per share, in 1998. In general, the improved earnings period-to-period result from the continued exploitation of the significant leverage available through integration of wholesale gas and power marketing, trading and arbitrage opportunities with ownership, or control, and optimization of generation assets. The execution of the Merchant Leverage Effect more than offset the negative impact imposed on the 1999 results by depressed natural gas liquids prices.

Consolidated operating margin for the first quarter of 1999 totaled $120.1 million as compared to $97.0 million for the corresponding 1998 period. The 1999 quarterly consolidated operating margin was significantly higher than in the prior period principally as a result of significantly improved operating margins period-to-period in the power marketing and generation businesses partially offset by lower margins in the Liquids segment. Consolidated operating margins in both quarters were unfavorably impacted by commodity price variability from historic norms. The mild winters during both 1999 and 1998 depressed demand for natural gas resulting in reduced commodity price variability. These factors limited natural gas and power trading opportunities, negatively impacting operating margins in both periods. The precipitous drop in crude oil prices during the latter half of 1998 continued during most of the first quarter of 1999. Natural gas liquids prices, which move in reasonable correlation with crude prices, also dropped precipitously during that period. Principally as a result of the downward movement in energy commodity prices, wellhead production was shut-in and drilling for new production by the petroleum industry was curtailed. These factors combined to produce extremely unfavorable market conditions for the Company's upstream liquids operations during the 1999 quarter. Natural gas liquids and crude oil commodity prices began strengthening near the end of the quarter. Assuming such price recovery is sustained, market pressure on the Liquids segment will ease as wellhead production increases over time and market commodity prices return to more profitable levels.

Normalized operating income increased $10.4 million period-to-period reflecting the aforementioned increase in consolidated operating margin offset by increases in depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense period-to-period resulted principally from investment in depreciable assets associated with the expansion of the power generation business as well as information technology infrastructure improvements. The increased level of general and administrative expenses period-to-period principally reflects the incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements and, to a lesser degree, expenses related to identifying and resolving Year 2000 issues.

Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed in excess of $15 million to both 1999 and 1998 pre-tax quarterly earnings. As with operating margin, the Company's investments in power generation benefited from the execution of the Merchant Leverage Effect. However, the Company's investments in ventures involved in businesses related to the natural gas liquids industry were negatively impacted by lack of demand, lower production and throughput volumes and depressed commodity prices. The following table provides a summary of equity earnings by investment for the comparable periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998



                                                        For the Three Months Ended March 31,
                                                     ---------------------------------------
                                                             1999                 1998
                                                     ----------------        ---------------

WHOLESALE GAS AND POWER:
  Accord                                               $  4,500               $  4,500
  Power Generation Equity Investments (in
   aggregate)                                             8,620                  7,154
  Retail Alliances (in aggregate)                          (649)                (1,050)
  Other, net                                                167                     (5)
                                                        -------               --------
    TOTAL WHOLESALE GAS AND POWER                        12,638                 10,599
                                                        -------               --------
LIQUIDS BUSINESSES:
  Gulf Coast Fractionators                                  870                  1,189
  West Texas LPG Pipeline Limited Partnership               872                  1,717
  Venice Energy Services Company, L.L.C.                    294                  1,763
  Other, net                                                389                    487
                                                        -------               --------
    TOTAL LIQUIDS BUSINESSES                              2,425                  5,156
                                                        -------               --------
                                                        $15,063               $ 15,755
                                                        =======               ========

Interest expense totaled $19.2 million for the three-months ended March 31, 1999, compared with $16.0 million for the comparable 1998 period. The higher interest expense period-to-period is principally attributed to higher average outstanding principal amounts resulting primarily from the acquisition of interests in certain power generating facilities, construction costs associated with power generation projects, construction costs associated with the Louisiana fractionator and the acquisition of a Canadian gas processing facility. Accumulated distributions associated with the Guaranteed Preferred Beneficial Interests in Subordinated Deferrable Interest Debentures totaled $4.2 million for each quarter ended March 31, 1999 and 1998, respectively.

Other income and expenses, net for the three-month period ended March 31, 1999, included the $8.9 million gain on the sale of an investment. For the quarter ended March 31, 1998, other income and expenses, net, was not material.

The Company reported an income tax provision of $12.6 million for the three-month period ended March 31, 1999, representing an effective rate of 31 percent. This compared to an income tax provision of $4.1 million and an effective rate of 25 percent in the comparable 1998 period. Differences between the aforementioned effective rates and the statutory rate of 35 percent in each period results principally from permanent differences attributable to amortization of certain intangibles and debt premiums, permanent differences arising from the effect of certain foreign equity investments and state income taxes.

WHOLESALE GAS AND POWER SEGMENT

The Wholesale Gas and Power segment had normalized earnings before interest and taxes ("EBIT") of $44.4 million for the three-month period ended March 31, 1999, compared with $21.4 million in the 1998 quarter. As discussed previously, the increase in 1999 quarterly EBIT over 1998 EBIT was achieved without favorable commodity price conditions in either quarter. Aggregate operating margin and equity earnings reported by this segment totaled $82.7 million for the 1999 quarter, compared to $49.8 million in 1998. The material increase in financial contribution by this segment period-to-period results from, among other things, expansion of the Company's investment in power generation, the impetus placed by this segment on quality of operating margins over the quantity of sales volumes and the continuing integration of the segment's operations through execution of the Merchant Leverage Effect. Depreciation and general and administrative expenses both increased significantly period-to-period reflecting the capital and overhead costs required to support the larger, more diverse base of operations.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998

Power marketing and generation operations generated operating margin and equity earnings for the quarter ended March 31, 1999, of $46.2 million compared to $14.2 million in 1998. The dramatic growth in financial contribution from these operations reflects the value extraction derived from integration of power marketing with owned or controlled generation capacity.

Worldwide gas marketing operations generated operating margin and equity earnings for the quarter ended March 31, 1999 of $36.5 million compared to $35.6 million in 1998. As previously discussed, market conditions in 1999 and 1998 were influenced by unseasonably warm weather in the winter months that eliminated any significant volatility in commodity prices. Worldwide sales volumes totaled 10.9 Bcf/d in 1999 compared to 9.3 Bcf/d in 1998. The growth in sales volumes period-to-period was primarily in the U.K. reflecting the expansion of Dynegy's presence in that country as well as the expansion of business opportunities available as the UK's gas market continues its privatization. The growth in US volumes is attributed to sales made to its retail affiliates as well as expanded asset management arrangements.

LIQUIDS SEGMENT

The Liquids segment had normalized EBIT of $10.8 million for the three-month period ended March 31, 1999, compared to $24.8 million for the 1998 quarter. As discussed previously, this segment was negatively impacted by unfavorable market conditions during the 1999 quarter. NGL prices averaged $0.06 per gallon lower in 1999 as compared to the same period a year ago. Crude oil prices were 24 percent lower period-to-period averaging $10.39 per barrel in the 1999 quarter as compared to $13.75 in the 1998 quarter. The initiatives undertaken by this segment beginning in the fourth quarter of 1997 and executed throughout 1998 allowed the businesses to improve operating efficiencies, reduce costs and mitigate exposure to asset impairments resulting from the commodity price variability. However, benefits derived from these initiatives could not overcome the significant negative impact resulting from the depressed commodity price environment.

Aggregate domestic natural gas liquids processing volumes totaled 117.1 thousand gross barrels per day in 1999 compared to an average 127.5 thousand gross barrels per day during 1998. The lower volumes in 1999 reflect the economic decisions made during the period to reduce production at its straddle processing plants principally as a result of the relationship of natural gas and NGL commodity prices. In addition, commodity price induced production curtailments in producing regions throughout the US reduced available throughput at the Company's natural gas processing facilities. Fractionation volumes and crude marketing volumes were both lower period-to-period principally as a result of the impact lower commodity prices had on available throughput. Natural gas liquids marketing volumes increased period-to-period as the Company aggressively marketed inventoried volumes.

OPERATING CASH FLOW

Cash flow from operating activities (before working capital changes) totaled $51.4 million in the quarter ended March 31, 1999, compared to $20.9 million in the comparable 1998 period reflecting the improved operating results previously discussed herein. However, the Company reported a use of operating cash of $11.8 million in the 1999 quarter principally as a result of the timing of trade accounts payable distributions, which negatively impacted cash flow from operations in the current period. Changes in operating cash flow reflect the operating results plus management of working capital, particularly trade accounts receivable, trade accounts payable and discretionary inventory management period-to-period. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 1999 and 1998

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the quarter ended March 31, 1999, the Company spent $140.3 million, principally related to the acquisition or construction of power generation assets, maintenance capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. The Company also received proceeds of $16.7 million principally related to the aforementioned sale of an investment. During the quarter ended March 31, 1998, the Company spent a net $52.5 million, principally on the acquisition of a 50 percent interest in the Long Beach Generating Facility, construction costs associated with the previously disclosed Lake Charles fractionation facility and on expenditures for capital improvements at existing facilities.

DIVIDEND REQUIREMENTS AND STOCK REPURCHASES

Dynegy declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. The Company paid approximately $2.0 million in cash dividends and distributions during each of the quarters ended March 31, 1999 and 1998, respectively.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open-market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. The Company acquired no shares under this plan during the three-month period ended March 31, 1999. For the three-month period ended March 31, 1998, the Company acquired 152,800 shares of its common stock in open-market transactions for an aggregate cost of $2.3 million, or $14.93 per share on a weighted average cost basis.

                                  DYNEGY INC.

                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership") and its general partners (collectively the "Dynegy Defendants"). Dynegy Power Corp. and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing.
PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On February 23, 1998, PG&E served its Second Amended Complaint on all defendants. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The trial date is currently December 13, 1999. The Partnership has previously advised the FERC of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC were to determine that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin notified LOF that it would seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The parties engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility will continue to operate as a merchant plant. The Dynegy Defendants will seek to recover from LOF any losses resulting from the settlement with PG&E. However, if the settlement is not ultimately concluded, the Dynegy Defendants will seek to recover from LOF any losses or amounts for which it may be found liable. Further, the Company's subsidiaries intend to continue to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations. On April 15, 1999, the Dynegy Defendants filed suit against LOF in the Superior Court of the State of California, County of San Francisco seeking to recover damages the Dynegy Defendants have or will suffer as a result of LOF's failure to purchase steam from the San Joaquin facility in quantities required by the Steam Purchase Contract executed by San Joaquin and LOF. The lawsuit states claims against LOF for breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement/intentional misrepresentation, negligent misrepresentation, fraudulent concealment and non-disclosure, interference with contract and indemnity. On April 28, 1999, LOF filed a procedural opposition to the lawsuit essentially challenging venue in San Francisco County. LOF has not filed its answer as of May 12, 1999.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec Energy, Inc., Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly-owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Defendants, (c) dismissed the tortious interference claims against the Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their appeal of that final judgment on June 4, 1998. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgment against them, and have instituted foreclosure proceedings as to the projects. Additionally, receivers were named by the lenders and approved by the Court for each of the projects. In early December 1998, the defendants filed their opening appellate briefs in the appeal of the Court's final judgment. On February 23, 1999, the Court granted a motion by SOCAL to amend the Court's final judgment to include a finding that Dynegy Power Corp. is the alter ego of the Partnerships and their respective general partners. Dynegy Power Corp. has appealed the Court's ruling, and will vigorously defend SOCAL's claims. On April 13, 1999, the Court granted a motion by SOCAL to amend the final judgment to include a finding that Destec Energy, Inc. is the alter ego of the Partnerships and their respective general partners. The Court's order named Dynegy as the successor to Destec Energy, Inc. Dynegy has appealed the Court's ruling.

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

On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The motions to dismiss are scheduled for hearing in July, 1999. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27   Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the quarter-ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                    DYNEGY INC.


Date:  May 14, 1999                 By:  /s/  BRADLEY P. FARNSWORTH
                                       -----------------------------------------
                                       Bradley P. Farnsworth, Vice President and
                                       Controller (Principal Accounting Officer)