Form 10-Q
period 1999-06-30
DYNEGY INC
filed 1999-08-16
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  x     NO ____
                                         -----
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 155,250,733 shares outstanding as of August 12, 1999.

                                  DYNEGY INC.
                               TABLE OF CONTENTS
-----------------------------------------------------------------------------

                                                                         Page
PART I.  FINANCIAL INFORMATION

  Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:

     June 30, 1999 and December 31, 1998.............................     3
  Condensed Consolidated Statements of Operations:
     For the three months ended June 30, 1999 and 1998...............     4
  Condensed Consolidated Statements of Operations:
     For the six months ended June 30, 1999 and 1998.................     5
  Condensed Consolidated Statements of Cash Flows:
     For the six months ended June 30, 1999 and 1998.................     6
  Notes to Condensed Consolidated Financial Statements...............     7

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................    18


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................    33

     Item 2.   Not Applicable........................................     -

     Item 3.   Not Applicable........................................     -

     Item 4.   Submission of Matters to a Vote of Security Holders...    35

     Item 5.   Not Applicable........................................     -

     Item 6.   Exhibits and Reports on Form 8-K......................    36

DYNEGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                           June 30,             December 31,
                                                                                             1999                   1998
                                                                                     ---------------------  ---------------------
                                                                                          (unaudited)
                                                           ASSETS
Current Assets:
Cash and cash equivalents                                                                  $   28,135             $   28,367
Accounts receivable, net                                                                    1,566,718              1,563,558
Accounts receivable, affiliates                                                                77,960                 60,180
Inventories                                                                                   193,598                149,901
Assets from risk management activities                                                        383,301                219,105
Prepayments and other assets                                                                   86,927                 96,130
                                                                                           ----------             ----------
                                                                                            2,336,639              2,117,241
                                                                                           ----------             ----------

Property, Plant and Equipment                                                               2,626,587              2,446,878
Less: accumulated depreciation                                                               (569,832)              (514,771)
                                                                                           ----------             ----------
                                                                                            2,056,755              1,932,107
                                                                                           ----------             ----------
Other Assets:
Investments in unconsolidated affiliates                                                      535,479                502,613
Assets from risk management activities                                                        461,909                135,100
Other assets                                                                                  536,224                577,176
                                                                                           ----------             ----------
                                                                                           $5,927,006             $5,264,237
                                                                                           ==========             ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                           $1,477,770             $1,370,902
Accounts payable, affiliates                                                                  150,994                113,827
Accrued liabilities                                                                           156,079                290,381
Liabilities from risk management activities                                                   399,094                251,213
                                                                                           ----------             ----------
                                                                                            2,183,937              2,026,323

Long-Term Debt                                                                              1,212,446                962,239

Other Liabilities:
Non-Recourse Debt                                                                              60,744                 84,651
Liabilities from risk management activities                                                   341,900                 40,747
Deferred income taxes                                                                         283,623                317,537
Other long-term liabilities                                                                   447,069                504,677
                                                                                           ----------             ----------
                                                                                            4,529,719              3,936,174
                                                                                           ----------             ----------

Company Obligated Preferred Securities of Subsidiary Trust                                    200,000                200,000

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; 8,000,000 shares designated as Series A Participating Preferred Stock,
    7,815,363 shares issued and outstanding at June 30, 1999 and
     December 31, 1998                                                                         75,418                 75,418

Common stock, $0.01 par value, 400,000,000 shares authorized;
     155,403,133 shares issued at June 30, 1999 and
     153,298,220 shares issued at December 31, 1998                                             1,555                  1,533
Additional paid-in capital                                                                    952,646                935,183
Retained earnings                                                                             185,253                133,340
Less: treasury stock, at cost; 1,200,700 shares at June 30, 1999 and
     1,200,700 shares at December 31, 1998                                                    (17,585)               (17,411)
                                                                                           ----------             ----------
Total Stockholders' Equity                                                                  1,197,287              1,128,063
                                                                                           ----------             ----------
                                                                                           $5,927,006             $5,264,237
                                                                                           ==========             ==========


           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
================================================================================


                                                                                                      Three Months Ended
                                                                                                          June 30,
                                                                                        -----------------------------------------
                                                                                                1999                  1998
                                                                                        -------------------   -------------------

Revenues                                                                                $         3,160,757   $         3,278,214
Cost of sales                                                                                     3,035,010             3,170,299
                                                                                        -------------------   -------------------

    Operating margin                                                                                125,747               107,915

Depreciation and amortization                                                                        31,750                26,984
General and administrative expenses                                                                  47,091                44,377
                                                                                        -------------------   -------------------

    Operating income                                                                                 46,906                36,554

Equity in earnings of unconsolidated affiliates                                                      13,224                15,101
Other income                                                                                          7,449                 6,876
Interest expense                                                                                    (18,186)              (18,091)
Other expenses                                                                                       (3,725)               (1,239)
Minority interest in income of a subsidiary                                                          (4,158)               (4,158)
                                                                                        -------------------   -------------------

Income before income taxes                                                                           41,510                35,043
Income tax provision                                                                                 13,534                11,602
                                                                                        -------------------   -------------------

Net Income                                                                              $            27,976   $            23,441
                                                                                        ===================   ===================

Net Income Per Share:

Net income                                                                              $            27,976   $            23,441
Less: preferred stock dividends                                                                          97                    97
                                                                                        -------------------   -------------------
Net income applicable to common stockholders                                            $            27,879   $            23,344
                                                                                        ===================   ===================

Basic earnings per share                                                                $              0.18   $             $0.15
                                                                                        ===================   ===================

Diluted earnings per share                                                              $             $0.17   $              0.14
                                                                                        ===================   ===================

Basic shares outstanding                                                                            153,544               152,491
                                                                                        ===================   ===================

Diluted shares outstanding                                                                          167,275               166,705
                                                                                        ===================   ===================

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands,
--------------------------------------------------------------------------
except per share data)
----------------------

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                        -----------------------------------------
                                                                                                1999                  1998
                                                                                        -------------------   -------------------
Revenues                                                                                $         6,205,730   $         6,593,783
Cost of sales                                                                                     5,959,906             6,388,879
                                                                                        -------------------   -------------------

 Operating margin                                                                                   245,824               204,904

Depreciation and amortization                                                                        63,038                52,516
Severance charge                                                                                        ---                 9,644
General and administrative expenses                                                                  96,633                86,983
                                                                                        -------------------   -------------------

 Operating income                                                                                    86,153                55,761

Equity in earnings of unconsolidated affiliates                                                      28,287                30,856
Other income                                                                                         21,367                 9,844
Interest expense                                                                                    (37,420)              (34,096)
Other expenses                                                                                       (7,878)               (2,595)
Minority interest in income of a subsidiary                                                          (8,316)               (8,316)
                                                                                        -------------------   -------------------

Income before income taxes                                                                           82,193                51,454
Income tax provision                                                                                 26,146                15,674
                                                                                        -------------------   -------------------

Net Income                                                                              $            56,047   $            35,780
                                                                                        ===================   ===================


Net Income Per Share:

Net income                                                                              $            56,047   $            35,780
Less: preferred stock dividends                                                                         194                   194
                                                                                        -------------------   -------------------
Net income applicable to common stockholders                                            $            55,853   $            35,586
                                                                                        ===================   ===================

Basic earnings per share                                                                $              0.37   $              0.24
                                                                                        ===================   ===================

Diluted earnings per share                                                              $              0.34   $              0.21
                                                                                        ===================   ===================

Basic shares outstanding                                                                            153,150               152,219
                                                                                        ===================   ===================

Diluted shares outstanding                                                                          165,229               166,880
                                                                                        ===================   ===================


           See notes to condensed consolidated financial statements

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                             -------------------------------------------------
                                                                                      1999                      1998
                                                                             -----------------------  ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $  56,047                 $  35,780
Items not affecting cash flows from operating activities:
 Depreciation and amortization                                                               57,719                    49,961
 Equity in earnings of affiliates, net of cash distributions                                (10,766)                   (5,099)
 Risk management activities                                                                 (41,971)                  (12,149)
 Deferred income taxes                                                                       25,852                    15,674
 Other                                                                                          575                     1,650
Changes in assets and liabilities resulting from operating activities:
 Accounts receivable                                                                        (71,374)                   65,803
 Inventories                                                                                (33,983)                    4,269
 Prepayments and other assets                                                                39,340                    (6,292)
 Accounts payable                                                                           132,960                   (16,421)
 Accrued liabilities                                                                        (21,755)                  (29,113)
Other, net                                                                                  (14,148)                  (10,824)
                                                                                          ---------                 ---------

Net cash provided by operating activities                                                   118,496                    93,239
                                                                                          ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                       (170,532)                  (96,876)
Investment in unconsolidated affiliates, net                                                (44,098)                  (65,392)
Proceeds from asset sales                                                                    16,650                       ---
Other, net                                                                                  (39,061)                    6,200
                                                                                          ---------                 ---------

Net cash used in investing activities                                                      (237,041)                 (156,068)
                                                                                          ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                                              ---                   171,984
Repayments of long-term borrowings                                                          (13,040)                 (289,913)
Net proceeds from commercial paper and money market lines of credit                         127,587                   226,500
Other, net                                                                                    3,766                   (14,769)
                                                                                          ---------                 ---------

Net cash provided by financing activities                                                   118,313                    93,802
                                                                                          ---------                 ---------

Net change in cash and cash equivalents                                                        (232)                   30,973
Cash and cash equivalents, beginning of period                                               28,367                    23,047
                                                                                          ---------                 ---------

Cash and cash equivalents, end of period                                                  $  28,135                 $  54,020
                                                                                          =========                 =========


           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

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

Note 2 - Business Combination

On June 14, 1999, Dynegy and Illinova Corporation ("Illinova") announced the execution of definitive agreements for the merger of Illinova and Dynegy. Terms of the merger agreement call for each entity to continue to exist, retaining their respective historical assets and liabilities. However, rather than being independent, publicly traded companies, they will instead be subsidiaries of a newly established parent company ("Energy Convergence"), which will be named Dynegy Inc.

In the combination, Dynegy shareholders, other than Chevron U.S.A. Inc. ("Chevron"), NOVA Gas Services (U.S.) Inc. ("NOVA") and BG Holdings, Inc., may elect to exchange each Dynegy share for 0.69 of a share of Energy Convergence Class A common stock, based on a fixed exchange ratio, or elect to receive $16.50 per share in cash consideration, subject to proration. NOVA and BG Holdings, Inc. have agreed to elect cash and thereby reduce their respective ownership in Dynegy as part of this combination. Therefore, instead of receiving Energy Convergence Class A common stock in exchange for their respective shares of Dynegy common stock, NOVA and the parent of BG Holdings, Inc. will each receive a combination of cash, subject to proration, and shares of Energy Convergence Series A preferred stock. Chevron will receive shares of Energy Convergence Class B common stock in exchange for all of its shares of Dynegy common stock and Series A Preferred Stock, respectively. Additionally, as part of the combination, Chevron will purchase between $200 million and $240 million of additional Energy Convergence Class B common stock. Each share of Illinova common stock will be converted into one share of Energy Convergence common stock. After the combination, former Dynegy shareholders will own approximately 51 percent of the outstanding shares of Energy Convergence stock.

Approximately 60 percent of the consideration received by existing Dynegy shareholders will be in the form of Energy Convergence stock and 40 percent will be cash. In aggregate, the cash portion of the consideration will approximate $1.06 billion. The amount of cash available will be insufficient to completely satisfy cash elections and the cash portion of the consideration will be prorated to shareholders electing to receive cash. The proration will impact Dynegy shareholders in the following manner. For each 100 shares of Dynegy common stock for which an election is made to receive cash, the shareholder will receive cash consideration with respect to no less than 64 shares of Dynegy common stock and no more than 83 shares of Dynegy common stock.

Energy Convergence plans to initially finance the cash component of the merger with borrowings under a debt facility, the potential issuance of public debt and the issuance of between $200 million and $240 million of Class B common stock to Chevron. After the closing of the merger, Energy Convergence anticipates repaying or refinancing a significant portion of the debt facility with proceeds from an offering of equity securities, additional public debt issuances, proceeds from potential asset sales and cash flow from operations.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998


The merger is expected to close during the first quarter of 2000. Conditions precedent to closing include:

 .    Filings with and/or receipt of approvals or compliance exemptions from the
     Illinois Commerce Commission under Illinois law, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, the Federal Energy Regulatory Commission under the Federal Power Act, and the Federal Trade Commission and the Antitrust Division of the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
 .    The sale of the Clinton nuclear facility by Illinova and the receipt of approval by the Nuclear Regulatory Commission and other regulatory agencies.

Dynegy will account for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger (including the service of C.L. Watson as Chairman and Chief Executive Officer) and the influence of Chevron because of the size of its ownership interest and its rights under the shareholder agreement, articles of incorporation and bylaws. As a result, the consolidated financial statements of Energy Convergence after the merger will reflect the assets and liabilities of Dynegy at historical book values and the assets and liabilities of Illinova at fair values as of the close date.

Illinova is the holding company for: Illinois Power Company, an electric and natural gas utility that serves approximately 650,000 customers over a 15,000 square-mile area of Illinois; Illinova Generating, Inc., which invests in, develops and operates independent power projects worldwide; and Illinova Energy Partners, Inc., which markets energy and energy-related services in the United States and Canada. At December 31, 19998, Illinova had approximately $6.8 billion in assets and 1998 revenues of $2.4 billion.

Note 3 - Accounting Policy Change

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

The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. The Financial Accounting Standards Board recently deferred implementation of the provisions of Statement No. 133 to fiscal periods beginning after June 15, 2000. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement.

Management believes the adoption of the provisions of EITF 98-10 and Statement No. 133 may affect the variability of future periodic results reported by Dynegy, as well as its competitors, as market conditions and resulting trading portfolio

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998


valuations change from time to time. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively. Management will monitor exposure to these and other market and business risks and will adjust valuation factors accordingly as indicated by changing circumstances.

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

Note 5 -- Unconsolidated Affiliates

During the second quarter 1999, Dynegy and its industry partner restructured certain investments held jointly in California-based power generation facilities. West Coast Power LLC, a Delaware Limited Liability Company, was formed to own and operate power generation facilities in the State of California. Formation of the new partnership consisted of a roll-up of four existing partnerships, each owned 50 percent by Dynegy, plus a $39 million cash contribution. As a result of the restructuring, the four existing partnerships are now owned by West Coast Power LLC, which is owned 100 percent by WCP Holdings. Dynegy owns a 50 percent interest in WCP Holdings.

Also during the second quarter of 1999, affiliates of Mid-America Pipeline Company became partners in the West Texas LPG Pipeline, Limited Partnership, pursuant to a contribution of certain complementary transportation assets to the partnership. As a result of the contribution, Dynegy's interest in the West Texas LPG Pipeline, Limited Partnership was reduced to 39 percent effective May 1, 1999.

At June 30, 1999, Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a
38.75 percent partnership interest in Gulf Coast Fractionators; a 25 percent interest in Midstream Barge Company, L.L.C.; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in fourteen partnerships, each formed to build (or buy), own and operate cogeneration power generation facilities; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast. Also at June 30, 1999, the Company had three cost-basis investments: Indeck North American Power Fund, L.P., Indeck North American Power Partners, L.P and Altra Energy Technologies, Incorporated. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

===========================================================================
                                      Six-Months Ended June 30,
                         --------------------------------------------------
                                   1999                     1998
                         --------------------------------------------------
                                        Equity                      Equity
                           Total        Share          Total         Share
                         ---------    ---------      ---------    ---------
                                          ($ in thousands)

Revenues (1)             $ 533,405    $ 211,180      $ 418,274    $ 176,610
                         =========    =========      =========    =========
Operating margin (1)     $ 182,343    $  72,380      $ 166,783    $  67,351
                         =========    =========      =========    =========
Net income (1)           $  44,649    $  19,233      $  64,961    $  21,856
                         =========    =========      =========    =========

===========================================================================

______________________
(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable for the current period or is incompatible with current presentation.

Note 6 - Long-Term Debt

On July 22, 1999, Dynegy issued $200,000,000 of 6.875% Senior Notes due July 15, 2002 and $200,000,000 of 7.45% Senior Notes due July 15, 2006. The senior notes, which have been rated BBB+ by Standard & Poor's and Baa2 by Moody's Investor Service, represent senior unsecured obligations of Dynegy and rank pari passu with Dynegy's existing senior debt. Dynegy used the proceeds from the sale of the notes to reduce commercial paper borrowings.

Note 7 -- Commitments and Contingencies

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership") and its general partners (collectively the "Dynegy Defendants"). Dynegy Power Corp. and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The trial date is currently December 13, 1999. The Partnership has previously advised the FERC of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC were to determine that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin notified LOF that it would seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The parties engaged in settlement discussions,

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility will continue to operate as a merchant plant. The Dynegy Defendants will seek to recover from LOF any losses resulting from the settlement with PG&E. However, if the settlement is not ultimately concluded, the Dynegy Defendants will seek to recover from LOF any losses or amounts for which it may be found liable. Further, the Company's subsidiaries intend to continue to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations. On April 15, 1999, the Dynegy Defendants filed suit against LOF in the Superior Court of the State of California, County of San Francisco seeking to recover damages the Dynegy Defendants have or will suffer as a result of LOF's failure to purchase steam from the San Joaquin facility in quantities required by the Steam Purchase Contract executed by San Joaquin and LOF. The lawsuit states claims against LOF for breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement/intentional misrepresentation, negligent misrepresentation, fraudulent concealment and non-disclosure, interference with contract and indemnity. The suit has been removed to the United States District Court for the Northern District of California. Following removal, LOF filed a motion to dismiss/stay based on the contention that the issue of QF compliance is essential to the disposition of the suit and that the FERC is vested with the exclusive jurisdiction to address QF compliance. The motion is currently set for hearing on August 30, 1999.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec Energy, Inc., Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly-owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Defendants, (c) dismissed the tortious interference claims against the Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their appeal of that final judgment on June 4, 1998. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgment against them, and have instituted foreclosure proceedings as to the projects. Additionally, receivers were named by the lenders and approved by the Court for each of the projects. In early December 1998, the defendants filed their opening appellate briefs in the appeal of the Court's final judgment. On April 13, 1999, the Court granted a motion by SOCAL to amend the final judgment to include a finding that Destec Energy, Inc. is the alter ego of the Partnerships and their respective general partners. The Court's order named

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

Dynegy as the successor to Destec Energy, Inc. Dynegy has appealed the Court's ruling and will vigorously defend against SOCAL's claims.

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

On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July, 1999. The District Court took the matter under advisement and has yet to rule. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow seeks contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' June 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES does not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In the suit filed by Dow, Dow seeks to recover from DPC any amounts it must pay AES. DPS' answer to Dow's claims is due in September. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position.

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

Note 8 -- Capital Stock

At June 30, 1999, employee stock options aggregating 6.1 million shares were exercisable at prices ranging from $2.03 to $21.63 per share. Employee stock option grants made from 1994 to 1998 will become exercisable during 1999 and 2000, respectively, resulting in the potential exercise of approximately 5.9 million options during that two-year period, at exercise

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2004 at prices ranging from $2.03 to $17.88. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees, the Company has established two alternatives to help assure an orderly distribution of shares which may become available to the market.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 1,200,700 shares at a total cost of $17.6 million, or $14.65 per share on a weighted average cost basis, through June 30, 1999.

In order to supplement its stock repurchase program and to facilitate the orderly distribution of shares arising from the exercise of stock options, the Company may at times enter into forward purchase agreements on its common stock. These forward purchase agreements would be settled on a net basis in shares of Dynegy common stock, or in cash at Dynegy's election. To the extent that the market price of Dynegy common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by Dynegy. Dynegy has entered into an agreement with a financial institution to assist in the execution of this plan. To date, the Company has not executed any forward purchase agreements for its own common stock.

Note 9 -- Segment Information

Dynegy's operations are divided into two reportable segments: Wholesale Gas and Power and Liquids. The Wholesale Gas and Power segment is actively engaged in marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Liquids segment consists of the North American mid-stream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation, storage and marketing of NGLs. This segment operates principally under the name Dynegy Mid-Stream Services. Generally, Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for the three- and six-month periods ended June 30, 1999 and 1998 is presented below.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

========================================================================================================================
                                     Dynegy's Segment Data for the Quarter Ended June 30, 1999

                                                    Wholesale Gas
                                                       and Power            Liquids       Elimination           Total
                                                  ------------------       ----------     -----------        -----------
                                                                                  ($ in thousands)
Unaffiliated revenues:
  Domestic                                        $        1,639,929       $  961,876     $       ---        $ 2,601,805
  Canadian                                                   337,045           66,382             ---            403,427
  United Kingdom                                             155,525              ---             ---            155,525
                                                  ------------------       ----------     -----------        -----------
                                                           2,132,499        1,028,258             ---          3,160,757
                                                  ------------------       ----------     -----------        -----------
Intersegment revenues:
  Domestic                                                    75,332           58,410        (133,742)               ---
  Canadian                                                     9,990              ---          (9,990)               ---
  United Kingdom                                                 ---              ---             ---                ---
                                                  ------------------       ----------     -----------        -----------
                                                              85,322           58,410        (143,732)               ---
                                                  ------------------       ----------     -----------        -----------

  Total revenues                                           2,217,821        1,086,668        (143,732)         3,160,757
                                                  ------------------       ----------     -----------        -----------

Operating margin                                              70,926           54,821             ---            125,747

Depreciation and amortization                                 (8,823)         (22,929)            ---            (31,752)

Interest expense                                              (9,004)          (9,180)            ---            (18,184)

Interest and other income                                      6,483              966             ---              7,449

Equity earnings of unconsolidated affiliate                    9,872            3,352             ---             13,224

Income tax (provision) benefit                               (14,145)             611             ---            (13,534)

Net income                                                    21,633            6,343             ---             27,976

Identifiable assets:
  Domestic                                                $3,450,401       $1,989,945     $       ---        $ 5,440,346
  Canadian                                                   383,912           26,744             ---            410,656
  United Kingdom                                              76,004              ---             ---             76,004

Investment in unconsolidated affiliates                      372,743          162,736             ---            535,479

Capital expenditures                                          98,757           14,537             ---            113,294

========================================================================================================================

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

=========================================================================================================================
                               Dynegy's Segment Data for the Quarter Ended June 30, 1998

                                                         Wholesale Gas
                                                           and Power         Liquids       Elimination          Total
                                                         -------------     -----------     -----------       ------------
                                                                                  ($ in thousands)
Unaffiliated revenues:
  Domestic                                               $   2,067,332     $   785,093     $       ---       $  2,852,425
  Canadian                                                     241,340          80,264             ---            321,604
  United Kingdom                                               104,185             ---             ---            104,185
                                                         -------------     -----------     -----------       ------------
                                                             2,412,857         865,357             ---          3,278,214
                                                         -------------     -----------     -----------       ------------
 Intersegment revenues:
  Domestic                                                      15,172          76,860         (92,032)               ---
  Canadian                                                       5,027             ---          (5,027)               ---
  United Kingdom                                                   ---             ---             ---                ---
                                                         -------------     -----------      ----------         ----------
                                                                20,199          76,860         (97,059)               ---
                                                         -------------     -----------      ----------        -----------

  Total revenues                                             2,433,056         942,217         (97,059)         3,278,214
                                                         -------------     -----------      ----------        -----------

 Operating margin                                               68,979          38,936             ---            107,915

 Depreciation and amortization                                  (7,048)        (19,936)            ---            (26,984)

 Interest expense                                               (5,880)        (12,211)            ---            (18,091)

 Interest and other income                                       1,380           5,496             ---              6,876

 Equity earnings of unconsolidated affiliates                   10,893           4,208             ---             15,101

 Income tax (provision) benefit                                (15,953)          4,351             ---            (11,602)

 Net income                                                     25,865          (2,424)            ---             23,441

 Identifiable assets:
  Domestic                                               $   2,766,125     $ 1,935,422      $      ---        $ 4,701,547
  Canadian                                                     243,762          26,196             ---            269,958
  United Kingdom                                                54,254             ---             ---             54,254

 Investment in unconsolidated affiliates                       345,636         157,556             ---            503,192

 Capital expenditures                                           60,837          42,735             ---            103,572

==========================================================================================================================

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

======================================================================================================================
                             Dynegy's Segment Data for the Six Months Ended June 30, 1999

                                                         Wholesale Gas
                                                           and Power         Liquids       Elimination        Total
                                                         -------------     -----------     -----------     -----------
                                                                               ($ in thousands)
 Unaffiliated revenues:
  Domestic                                               $   3,270,724     $ 1,660,455     $       ---     $ 4,931,179
  Canadian                                                     658,058         109,942             ---         768,000
  United Kingdom                                               506,551             ---             ---         506,551
                                                         -------------     -----------     -----------     -----------
                                                             4,435,333       1,770,397             ---       6,205,730
                                                         -------------     -----------     -----------     -----------
 Intersegment revenues:
  Domestic                                                     127,084         100,663        (227,747)            ---
  Canadian                                                      21,283             ---         (21,283)            ---
  United Kingdom                                                   ---             ---             ---             ---
                                                         -------------     -----------     -----------     -----------
                                                               148,367         100,663        (249,030)            ---
                                                         -------------     -----------     -----------     -----------

  Total revenues                                             4,583,700       1,871,060        (249,030)      6,205,730
                                                         -------------     -----------     -----------     -----------

 Operating margin                                              140,914         104,910             ---         245,824

 Depreciation and amortization                                 (17,384)        (45,654)            ---         (63,038)

 Interest expense                                              (18,573)        (18,847)            ---         (37,420)

 Interest and other income                                      18,956           2,411             ---          21,367

 Equity earnings of unconsolidated affiliates                   22,509           5,778             ---          28,287

 Income tax (provision) benefit                                (29,669)          3,523             ---         (26,146)

 Net income                                                     48,131           7,916             ---          56,047

 Identifiable assets:
  Domestic                                               $   3,450,401     $ 1,989,945     $       ---     $ 5,440,346
  Canadian                                                     383,912          26,744             ---         410,656
  United Kingdom                                                76,004             ---             ---          76,004

 Investment in unconsolidated affiliates                       372,743         162,736             ---         535,479

 Capital expenditures                                          179,188          35,442             ---         214,630

======================================================================================================================

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 1999 and 1998

======================================================================================================================
                             Dynegy's Segment Data for the Six Months Ended June 30, 1998

                                                         Wholesale Gas
                                                           and Power         Liquids       Elimination        Total
                                                         -------------     -----------     -----------     -----------
                                                                                ($ in thousands)
 Unaffiliated revenues:
  Domestic                                               $   4,050,384     $ 1,632,399     $       ---     $ 5,682,783
  Canadian                                                     472,883         160,528             ---         633,411
  United Kingdom                                               277,589             ---             ---         277,589
                                                         -------------     -----------     -----------     -----------
                                                             4,800,856       1,792,927             ---       6,593,783
                                                         -------------     -----------     -----------     -----------
 Intersegment revenues:
  Domestic                                                      42,831         177,229        (220,060)            ---
  Canadian                                                       5,027             ---          (5,027)            ---
  United Kingdom                                                   ---             ---             ---             ---
                                                         -------------     -----------     -----------     -----------
                                                                47,858         177,229        (225,087)            ---
                                                         -------------     -----------     -----------     -----------

  Total revenues                                             4,848,714       1,970,156        (225,087)      6,593,783
                                                         -------------     -----------     -----------     -----------

 Operating margin                                              108,204          96,700             ---         204,904

 Depreciation and amortization                                 (12,776)        (39,740)            ---         (52,516)

 Interest expense                                              (11,082)        (23,014)            ---         (34,096)

 Interest and other income                                       3,411           6,433             ---           9,844

 Equity earnings of unconsolidated affiliates                   21,493           9,363             ---          30,856

 Income tax (provision) benefit                                (20,435)          4,761             ---         (15,674)

 Net income                                                     33,497           2,283             ---          35,780

 Identifiable assets:
  Domestic                                               $   2,766,125     $ 1,935,422     $       ---     $ 4,701,547
  Canadian                                                     243,762          26,196             ---         269,958
  United Kingdom                                                54,254             ---             ---          54,254

 Investment in unconsolidated affiliates                       345,636         157,556             ---         503,192

 Capital expenditures                                           82,567          79,701             ---         162,268
======================================================================================================================

                                  DYNEGY INC.

               MANAGING'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

General

Company Profile. Dynegy is a leading provider of energy products and services in North America and the United Kingdom. Products marketed by the Company's wholesale operations include natural gas, electricity, coal, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large scale energy marketing operation with strategically located assets, which augment the marketing efforts, affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

From inception of operations in 1984 until 1990, Natural Gas Clearinghouse limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. The Company initiated electric power marketing operations in February 1994 in order to exploit opportunities created by deregulation of the domestic electric power industry. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc., a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were merged with NGC. Effective July 1, 1997, NGC acquired Destec Energy, Inc., a leading independent power producer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century.

Business Segments. Dynegy's operations are divided into two segments: the Wholesale Gas and Power and Liquids segments. The Wholesale Gas and Power segment is actively engaged in marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Liquids segment consists of the North American mid-stream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation, storage and marketing of NGLs. The Liquids segment operates principally under the name Dynegy Mid-Stream Services.

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

             For the Interim Periods Ended June 30, 1999 and 1998

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

   In addition, as it relates to the proposed Illinova combination, there can be no assurance that:
   . The combination will be ultimately consummated or that the terms and conditions of the merger, as currently contemplated, will ultimately be executed;
   . We have correctly identified and assessed all of the factors affecting Illinova's or Dynegy's businesses;
   . The publicly available and other information with respect to these factors on which we have based our analysis is complete or correct;
   .  Our analysis is correct; or
   . Our strategies, which are based in part on this analysis, will be successful.

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

Operating margins in the Wholesale Gas and Power segment include the integrated component businesses: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Fuel costs, principally natural gas, represent the primary variable cost impacting margins at the Company's power generating facilities. Historically, operating margins have been relatively insensitive to commodity price fluctuations since most of this business's purchase and sales contracts contain variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, as the Company's investment in merchant generation capacity expands, changes in and the relationship between natural gas and electricity prices could impact the financial performance and cash flow related to its portfolio of merchant power generation assets.

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

             For the Interim Periods Ended June 30, 1999 and 1998


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

New Public Debt. On July 22, 1999, Dynegy issued $200,000,000 of 6.875% Senior Notes due July 15, 2002 and $200,000,000 of 7.45% Senior Notes due July 15, 2006. The senior notes, which have been rated BBB+ by Standard & Poor's and Baa2 by Moody's Investor Service, represent senior unsecured obligations of Dynegy and rank pari passu with Dynegy's existing senior debt. Dynegy used the proceeds from the sale of the notes to reduce commercial paper borrowings.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


Commercial Paper and Money Market Lines of Credit. The Company uses commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The Company maintains a commercial paper program for amounts up to $1 billion, as supported by its corporate credit agreements. At June 30, 1999, approximately $646 million of commercial paper was outstanding and $20 million was outstanding under existing money market lines of credit.

Corporate Credit Agreements. Dynegy's corporate credit agreements are comprised of a $400 million, five-year revolving credit agreement maturing in May 2003 and a $400 million, 364-day revolving credit agreement maturing in May 2000. Both agreements provide funding for working capital, letters of credit and other general corporate expenditures. The Company maintains an additional $240 million, 364-day revolving credit agreement having a current maturity date of December 17, 1999. This facility also provides funding for general corporate purposes. At June 30, 1999, letters of credit and borrowings under the corporate credit agreements aggregated $4.9 million and, after consideration of the outstanding money market and commercial paper, aggregate unused borrowing capacity under the corporate credit agreements approximated $369 million.

Other Agreements. The terms, interest rates and principal balances outstanding under certain other credit agreements and sources of capital consisting of: three separate series of outstanding public notes; the Canadian Credit Facility; certain non-recourse debt; and the Company Obligated Preferred Securities of a Subsidiary Trust, have not changed materially from the disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Other Matters

On June 14, 1999, Dynegy and Illinova Corporation ("Illinova") announced the execution of definitive agreements for the merger of Illinova and Dynegy. Conditions precedent to closing include:

 . Filings with and/or receipt of approvals or compliance exemptions from the Illinois Commerce Commission under Illinois law, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, the Federal Energy Regulatory Commission under the Federal Power Act, and the Federal Trade Commission and the Antitrust Division of the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
 . The sale of the Clinton nuclear facility by Illinova and the receipt of approval by the Nuclear Regulatory Commission and other regulatory agencies.

The merger will be accounted for under the purchase method of accounting and Dynegy will be the acquiror for accounting purposes. The merger is expected to close during the first quarter of 2000.

Illinova is the holding company for: Illinois Power Company, an electric and natural gas utility that serves approximately 650,000 customers over a 15,000 square-mile area of Illinois; Illinova Generating, Inc., which invests in, develops and operates independent power projects worldwide; and Illinova Energy Partners, Inc., which markets energy and energy-related services in the United States and Canada. At December 31, 19998, Illinova had approximately $6.8 billion in assets and 1998 revenues of $2.4 billion.

Management believes the combination of Illinova and Dynegy presents an opportunity to create a leading provider of energy services and products. The combination will bring together a strong, innovative utility company owning strategically located generation assets and operations, electric transmission and retail distribution capabilities with one of the leading North American energy marketers and independent power producers. These two companies have diverse but complementary operations, providing qualitative and quantitative expansion of Dynegy's electric generation capacity, while enhancing Dynegy's access to dependable cash flow and an improved platform for further expansion. Therefore, it is expected that the combined company will be well positioned to be successful in the increasingly competitive energy marketplace. Dynegy expects the merger to enhance shareholder value more than either company could do on its own.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


Factors considered in evaluating the benefits of the merger included:

 .   The merger will provide the liquidity needed to allow certain Dynegy shareholders to reduce the size of their investment in Dynegy.
 .   The merger will improve public float thereby enhancing the Company's access to equity capital at attractive cost.
 .   The merger is expected to provide continuing shareholders, who desire to invest in a full-service provider of energy products and services, an investment vehicle having the flexibility and resources required to respond to the numerous opportunities in the energy industry.
 .   The merger will add an additional 6,498 gross megawatts of electricity generating capacity to Dynegy's current capacity of 7,832 gross megawatts per year (both figures include current capacity as well as capacity under construction). This additional capacity is in the Midwestern United States and is expected to allow Dynegy to sell more electricity for its own account on better terms throughout the North American market.
 .   The merger is expected to provide Dynegy with a larger platform in the electricity trading market from which it can expand its marketing operations. This larger platform is expected to provide the linchpin for Dynegy's strategy to be at the forefront of the restructuring of the power industry and the convergence of the gas and electricity industries.
 .   The addition of Illinova's traditional utility business is expected to provide a stable base of cash flow from which the combined company will be able to leverage its business strategy.
 .   The merger is expected to be accretive to the earnings per share of the
    Dynegy shareholders.

Energy Convergence plans initially to finance the cash component of the merger with borrowings under a debt facility, the potential issuance of public debt and the issuance of between $200 million and $240 million of Class B common stock to Chevron. The resulting increase in total indebtedness of the combined companies after the merger could have a negative impact on the credit ratings of Energy Convergence, Dynegy and Illinois Power until such time as financial leverage is reduced. However, after the closing of the merger, Energy Convergence anticipates repaying or refinancing a significant portion of the debt facility with proceeds from an offering of equity securities, additional public debt issuances, proceeds from potential asset sales and cash flow from operations. Management of Dynegy, Illinova and Energy Convergence believe the combined companies will have investment grade credit ratings, ready access to debt and equity capital at reasonable rates and sufficient trade credit to operate their businesses efficiently. However, management is unable to predict with certainty when or whether the capital structure of Energy Convergence will become less leveraged.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


             ====================================================================================================
                                                                                     June 30,      December 31,
                                                                                       1999            1998
                                                                                  --------------   --------------
              Natural Gas (Trillion Cubic Feet)                                           5.712           4.179
              Electricity (Million Megawatt Hours)                                       17.600           1.835
              Natural Gas Liquids (Million Barrels)                                       9.904           6.397
              Crude Oil (Million Barrels)                                                87.277          18.800
              Interest Rate Swaps (in thousands of US Dollars)                         $ 66,345        $ 69,332
              Weighted Average Fixed Interest Rate Paid on Swaps                          8.079           8.067
              U.K. Pound Sterling (in thousands of US Dollars)                         $ 53,438        $ 69,254
              Average U.K. Pound Sterling Contract Rate (in US                         $ 1.6000        $ 1.6143
              Dollars)
              Canadian Dollar (in thousands of US Dollars)                             $225,718        $268,307
              Average Canadian Dollar Contract Rate (in US Dollars)                    $ 0.6768        $ 0.6710
             ====================================================================================================

Stock Options. Employee stock option grants made from 1994 to 1998 will become exercisable during 1999 and 2000, respectively, resulting in the potential exercise of approximately 5.9 million options during that two-year period, at exercise prices ranging from $2.03 to $21.63. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2004 at prices ranging from $2.03 to $17.88. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans.

In order to supplement its stock repurchase program and to facilitate the orderly distribution of shares arising from the exercise of stock options, the Company may at times enter into forward purchase agreements on its common stock. These forward purchase agreements would be settled on a net basis in shares of Dynegy common stock, or in cash at Dynegy's election. Dynegy has entered into an agreement with a financial institution to assist in the execution of this plan. To date, the Company has not executed any forward purchase agreements for its own common stock.

Management believes that an orderly distribution of shares, which may become available to the market, will be achieved through execution of alternatives available from a combination of its stock repurchase plan and forward purchase agreement program.

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

Dynegy has established a corporate-wide project team to identify and rectify non-compliant hardware and software within its infrastructure. The Company has completed its inventory of corporate-wide imbedded systems issues as well as its inventory of hardware and software applications. A final risk assessment, testing and remediation activity is ongoing on all of the Company's core systems and business applications at both corporate and field locations. It is expected that all core systems and business applications will be Year 2000 ready by September 1999. In addition, the Company is focusing assessment efforts to determine that major customers and suppliers are also Year 2000 ready. The project team is also formulating contingency plans to address alternatives for the Company should Year 2000 issues disrupt operations. As part

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


of the plan, the Company is developing contingency plans that address essential aspects of the Year 2000 problem. The contingencies identified include:

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

The SEC requires that public companies forecast the most reasonable likely worst-case Year 2000 scenario. In doing so, the Company assumed that its Year 2000 plan is ineffective. In reviewing a worst-case scenario, the Company contemplated issues that, although considered highly unlikely, must be contemplated in such a review. Issues contemplated in this review included total failure of financial and operational systems, total loss of supplies from third parties, total loss of transportation, storage and similar operational capabilities and widespread extended loss of utilities, building access and other similar items. Under this scenario, the Company would face substantial claims by third parties and loss of revenue and cash flow resulting from, among other things, service interruptions, the inability to meet contractual obligations and the inability to invoice or pay third parties timely and accurately. Further, such a disruption could affect the operational integrity of certain commercial assets, the result of which could have operational, safety and environmental implications. The Company is not able to quantify the financial effect of the worst case scenario described above and will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year 2000 issue.

Results of the review conducted to date indicate that the Company is unlikely to be burdened by a material event resulting from the Company's untimely resolution of Year 2000 issues. The potential costs and uncertainties associated with this review are dependent upon a number of factors, including legacy software and hardware configurations, planned information technology infrastructure enhancements and the availability of trained personnel. Aggregate current cost estimates for the entire Year 2000 project are projected to range between $8 and $10.5 million. Approximately $2 million of this amount was expended during 1998 related to this project and an additional $1 million was expended during both the first and second quarters of 1999. These cost estimates include costs for identification and remediation of Year 2000 issues. Such cost estimates are based on current available information and are subject to revision, either upward or downward, as the project matures and additional information becomes available.

Conclusion

The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity sales, if required. Further, the Company believes that it maintains the financial flexibility to consummate the Illinova merger in accordance with the merger terms and financing plan currently contemplated.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


Results of Operations

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments and subsegments for the three- and six-month periods ended June 30, 1999 and 1998, respectively.

====================================================================================================================================
                                                                       Wholesale Gas and Power                 Liquids
                                                                 ---------------------------------  ----------------------------
                                                                    Three Months Ended June 30,      Three Months Ended June 30,
                                                                 ---------------------------------  ----------------------------
                                                                       1999             1998            1999           1998
                                                                 ---------------  ----------------  -------------  -------------
  Operating Margin:
    Power Marketing and Generation                                     $ 48,979        $ 37,278        $     ---        $    ---
    Natural Gas Marketing                                                21,829          31,701              ---             ---
    Upstream Operations                                                     ---             ---           31,264          19,649
    Downstream Operations                                                   ---             ---           20,703          16,521
    Crude Oil Operations                                                    ---             ---            2,972           2,766
   Equity Investments                                                     9,872          10,901            3,352           4,200
                                                                 --------------   -------------     ------------   -------------
     Subtotal - Financial Contribution                                   80,680          79,880           58,291          43,136

    Depreciation                                                         (8,823)         (7,048)         (22,927)        (19,936)
    General and Administrative Expenses                                 (30,386)        (25,126)         (16,705)        (19,251)
    Other Items                                                           4,897           1,351           (1,173)          4,286
                                                                 --------------   -------------     ------------   -------------

     Earnings Before Interest and Taxes                                $ 46,368        $ 49,057        $  17,486        $  8,235
                                                                 ==============   =============     ============   =============

  Operating Statistics:
   Natural Gas Marketing (Bcf/d) -
     U.S. Sales Volumes                                                     6.1             5.3              ---             ---
     Canadian Sales Volumes                                                 2.2             2.3              ---             ---
     U.K. Sales Volumes                                                     0.9             0.6              ---             ---
                                                                 --------------   -------------     ------------   -------------
                                                                            9.2             8.2              ---             ---
                                                                 ==============   =============     ============   =============

   Electric Power Marketing - Million Megawatt Hours Sold                  14.7            26.6              ---             ---
   Power Generation (Million Megawatt Hours Generated) -
     Gross                                                                  4.2             3.5              ---             ---
     Net                                                                    2.7             2.3              ---             ---
   Natural Gas Liquids Processed (MBbls/d - Gross) -
     Field Plants                                                           ---             ---             86.6            85.2
     Straddle Plants                                                        ---             ---             33.5            31.9
                                                                 --------------   -------------     ------------   -------------
                                                                            ---             ---            120.1           117.1
                                                                 ==============   =============     ============   =============

   Natural Gas Gathering and Transmission (MMcf/d)                          ---             ---              0.2             0.4
   Barrels Received for Fractionation (MBbls/d)                             ---             ---            225.7           182.6
   NGL Marketing - Sales Volumes (MBbls/d)                                  ---             ---            418.5           378.6
   LPG Sales Volumes (MBbls/d)                                              ---             ---             74.9            48.7
   Crude Oil Marketing - Sales Volumes (MBbls/d)                            ---             ---            228.0           297.4
====================================================================================================================================

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


================================================================================================================================
                                                                       Wholesale Gas and Power               Liquids
                                                                   -----------------------------   ---------------------------
                                                                      Six Months Ended June 30,      Six Months Ended June 30,
                                                                   -----------------------------   ---------------------------
                                                                         1999           1998            1999          1998
                                                                   -------------- --------------   ------------- -------------
  Operating Margin:
    Power Marketing and Generation                                      $ 86,411       $ 44,358        $    ---       $    ---
    Natural Gas Marketing                                                 54,503         63,846             ---            ---
    Upstream Operations                                                      ---            ---          49,604         51,501
    Downstream Operations                                                    ---            ---          47,690         39,724
    Crude Oil Operations                                                     ---            ---           7,616          5,475
   Equity Investments                                                     22,510         21,501           5,777          9,355
                                                                        --------       --------        --------       --------
     Subtotal - Financial Contribution                                   163,424        129,705         110,687        106,055

    Depreciation                                                         (17,384)       (12,776)        (45,654)       (39,740)
    General and Administrative Expenses /(1)/                            (61,925)       (52,432)        (34,708)       (44,195)
    Other Items /(2)/                                                     18,176          3,227          (4,687)         4,022
                                                                        --------       --------        --------       --------

     Earnings Before Interest and Taxes                                 $102,291       $ 67,724        $ 25,638       $ 26,142
                                                                        ========       ========        ========       ========

    Operating Statistics:
     Natural Gas Marketing (Bcf/d) -
      U.S. Sales Volumes                                                     6.5            5.9             ---            ---
      Canadian Sales Volumes                                                 2.3            2.2             ---            ---
      U.K. Sales Volumes                                                     1.3            0.6             ---            ---
                                                                        --------       --------        --------       --------
                                                                            10.1            8.7             ---            ---
                                                                        ========       ========        ========       ========

    Electric Power Marketing - Million Megawatt Hours Sold                  27.8           51.5             ---            ---
    Power Generation (Million Megawatt Hours Generated) -
      Gross                                                                  7.8            6.8             ---            ---
      Net                                                                    5.1            4.4             ---            ---
    Natural Gas Liquids Processed (MBbls/d - Gross) -
      Field Plants                                                           ---            ---            87.6           86.0
      Straddle Plants                                                        ---            ---            31.1           36.3
                                                                        --------       --------        --------       --------
                                                                             ---            ---           118.7          122.3
                                                                        ========       ========        ========       ========

    Natural Gas Gathering and Transmission (MMcf/d)                          ---            ---             0.2            0.4
    Barrels Received for Fractionation (MBbls/d)                             ---            ---           193.5          192.5
    NGL Marketing - Sales Volumes (MBbls/d)                                  ---            ---           440.3          405.0
    LPG Sales Volumes (MBbls/d)                                              ---            ---            76.2           54.1
    Crude Oil Marketing - Sales Volumes (MBbls/d)                            ---            ---           197.0          254.1
================================================================================================================================

(1) Includes each segment's share of the $9.6 million pre-tax severance charge recognized in the first quarter of 1998.
(2) The Wholesale Gas and Power segment includes the $8.9 million pre-tax gain on sale of an investment, which was effective January 1, 1999, for accounting purposes.


Three-Month Periods Ended June 30, 1999 and 1998

For the quarter ended June 30, 1999, Dynegy realized net income of $28.0 million, or $0.17 per share, compared with second quarter 1998 net income of $23.4 million, or $0.14 per share. In general, improved earnings period-to-period reflect the continued execution and expansion of the Merchant Leverage Effect by the Wholesale Gas and Power segment as well as improved results in the Liquids segment reflecting a general strengthening in market conditions and continued achievement of previously disclosed cost-reduction and revenue-enhancement targets.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


Consolidated operating margin for the second quarter of 1999 totaled $125.7 million compared to $107.9 million for the same 1998 period, reflecting improved margins in both business segments. In general, mild weather in North America throughout the 1999 quarter and during the majority of the 1998 quarter reduced price volatility and limited trading opportunities by the Wholesale Gas and Power segment. However, consolidated operating margins during the 1998 period were positively impacted by the extreme price volatility in the electricity markets during the last two weeks in June 1998. There was no corresponding volatility in the electricity markets during the 1999 period. Adverse commodity price movements in the United Kingdom during June 1999 contributed to the narrowing of quarter over quarter operating margins of the Wholesale Gas and Power segment. Natural gas liquids and crude oil commodity prices began strengthening near the end of the first quarter and continued to improve in the second quarter of 1999. However, the Liquids segment was unable to fully leverage the improved pricing environment during the 1999 quarter as increases in wellhead production lagged improvements in natural gas liquids prices. Producers were reluctant or slow to increase wellhead production of natural gas as they evaluated available sources of capital, re-evaluated previously planned capital expenditure programs, analyzed reservoir production capabilities and validated the sustainability of commodity price levels. A delay in increased wellhead production, as influenced by this producer behavior, offset the expected improved margins of the Liquids segment period over period.

Operating income increased $10.4 million, or 28 percent, period-to-period reflecting the aforementioned increase in consolidated operating margin offset by increases in depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense period-to-period resulted principally from investment in depreciable assets associated with the expansion of the power generation business as well as information technology infrastructure improvements. The increased level of general and administrative expenses period-to-period principally reflects the incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements and, to a lesser degree, expenses related to identifying and resolving Year 2000 issues.

Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed in excess of $13 million and $15 million to pre-tax quarterly earnings in the 1999 and 1998 periods, respectively. As with operating margin, the Company's investments in power generation benefited from the execution of the Merchant Leverage Effect. Losses in the retail gas alliance investments during the 1999 period principally reflect an aggressive advertising campaign occurring in the southeast as deregulation of electricity markets in that region have accelerated and competition for customers has increased. Pursuant to the timing of the deregulation plan in this region, advertising costs are not expected to be as significant a component of alliance operating results beginning in the fourth quarter of 1999. The Company's investments in ventures involved in businesses related to the natural gas liquids industry continued to be negatively impacted by the general lag in turnaround of demand, production and throughput volumes, as previously discussed. The following table provides a summary of equity earnings by investment for the comparable periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


                                                                      For the Three-Months Ended June 30,
                                                                    --------------------------------------
                                                                           1999                    1998
                                                                    --------------------------------------
       Wholesale Gas and Power:
         Accord                                                     $        4,500          $        4,500
         Power Generation Equity Investments (in aggregate)                  7,545                   6,973
         Retail Gas Alliances (in aggregate)                                (2,439)                   (572)
         Other, net                                                            266                     ---
                                                                    --------------          --------------
           Total Wholesale Gas and Power                                     9,872                  10,901
                                                                    --------------          --------------

       Liquids Businesses:
         Gulf Coast Fractionators                                              254                     891
         West Texas LPG Pipeline Limited Partnership                         1,269                   1,859
         Venice Energy Services Company, L.L.C.                              1,275                   1,163
         Other, net                                                            554                     287
                                                                    --------------          --------------
           Total Liquids Businesses                                          3,352                   4,200
                                                                    --------------          --------------
                                                                    $       13,224          $       15,101
                                                                    ==============          ==============

Interest expense totaled $18.2 million for the quarter ended June 30, 1999, compared to $18.1 million for the equivalent 1998 period. An increase in principal outstanding period-to-period was offset by lower average interest costs and increased capitalization of interest on construction projects. Accumulated distributions associated with the Company Obligated Preferred Securities of a Subsidiary Trust totaled $4.2 million for each quarter ended June 30, 1999 and 1998, respectively.

Other income and expenses, net totaled $3.7 million in the quarter ended June 30, 1999 compared to $5.6 million in the 1998 period. These amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other non-recurring income and expense items in both periods.

The Company reported an income tax provision of $13.5 million for the three-month period ended June 30, 1999, compared to an income tax provision of $11.6 million for the 1998 period. The effective rates in both periods approximated 33 percent. The differences between the aforementioned effective rates and the statutory rate of 35 percent for both periods results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

Wholesale Gas and Power Segment

The Wholesale Gas and Power segment had earnings before interest and taxes ("EBIT") of $46.4 million for the three-month period ended June 30, 1999, compared with $49.1 million in the 1998 quarter. Results period-to-period were influenced by numerous factors, the most significant of which include:

 .  Improved contribution derived from the Company's owned generation capacity and related ancillary services;
 .  Significant price volatility in the electricity markets during June 1998 which did not recur in the 1999 period;
 .  A lack of significant market price volatility in the North American natural gas markets during either period;
 . Adverse natural gas price movements in the United Kingdom during June 1999; . The initiation of power marketing activities in the United Kingdom during
   1999;
 .  Increased advertising costs by our retail alliances; and

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


 . Increased depreciation and general and administrative expenses reflecting the capital and overhead costs required to support the larger, more diverse base of operations.

Total natural gas volumes sold increased to 9.2 billion cubic feet per day from
8.2 billion cubic feet per day during last year's second quarter, principally as a result of increased volumes sold to the retail alliances and to fuel gas-fired generation in the U.S. Total megawatt hours produced and sold during the 1999 quarter aggregated 17.4 million megawatt hours compared to 28.9 million megawatt hours during the 1998 period. The 11.5 million megawatt reduction period over period is principally a reflection of the trading volume which occurred as a result of the volatility in electricity markets during June 1998.

Liquids Segment

The Liquids segment had normalized EBIT of $17.5 million for the three-month period ended June 30, 1999, compared to $8.2 million for the 1998 quarter. This segment experienced the beginning of a recovery in the second quarter 1999 resulting from improved natural gas liquids and crude oil prices, supplemented by targeted cost reductions and revenue enhancements. NGL prices averaged $0.05 per gallon higher during the 1999 quarter as compared to the same period last year. However, wellhead production, particularly at the Company's field processing plants, was significantly lower on a normalized basis period over period. Management believes that sustained market price improvements should begin to translate into increased drilling and workover activity in the mid-continent and Gulf Coast production areas during the fourth quarter of 1999 and into 2000. In addition, world markets for natural gas liquids are continuing to strengthen, particularly in Europe and Asia, which should benefit Dynegy's domestic mid-stream operations. However, forward sales of equity natural gas liquids production entered into during the first quarter of 1999 combined with the timing and extent of a continuing lag in wellhead production arising from the aforementioned producer behavior factors will continue to impede this segment's ability to fully leverage opportunities presented by the improved commodity pricing environment during the latter half of 1999.

Aggregate domestic natural gas liquids processing volumes totaled 120.1 thousand gross barrels per day in 1999 compared to an average 117.1 thousand gross barrels per day during 1998. Fractionation volumes increased as a result of the rise in commodity prices, which increased available throughput during the period. Natural gas liquids marketing volumes were substantially higher period over period reflecting the improving world-wide markets. Crude oil volumes decreased due to market economics.

Six-Month Periods Ended June 30, 1999 and 1998

For the six-months ended June 30, 1999, Dynegy realized net income of $56.0 million, or $0.34 per share, on revenues of approximately $6.2 billion. This compared with net income of $35.8 million, or $0.21 per share, on total revenue of $6.6 billion reported in the same 1998 period. Normalized earnings before interest and taxes for 1999 totaled $119.1 million compared to $103.5 million in the same period last year, an improvement of $15.6 million or 15 percent. Normalized EBIT excludes the $8.9 million pre-tax gain on the 1999 sale of an investment by the Wholesale Gas and Power segment and a 1998 pre-tax severance charge of $9.6 million related primarily to the Liquids segment. Cash flow provided by operating activities totaled $118.5 million in 1999 compared to $93.2 million during the 1998 period.

Consolidated operating margin for the first six months of 1999 totaled $245.8 million compared to $204.9 million in 1998, an increase of 20 percent. The Wholesale Gas and Power segment's operating margin totaled $140.9 million, an improvement of $32.7 million or 30 percent over 1998 operating margins, reflecting significantly improved results from its power marketing and generation operations offset by lower operating margins from its gas marketing operations. The Liquids segment contributed an aggregate $104.9 million to the consolidated operating margin, or $8.2 million more than the $96.7 million reported in 1998. Natural gas liquids prices averaged $0.27 during both six-month periods ended June 30, 1999 and 1998, respectively. However, the impact that historically low market prices for natural gas liquids, seen during the latter half of 1998 and into 1999, had on producer behavior negatively impacted 1999 results significantly. Operating income totaled $86.2 million for the six-months ended June 30, 1999, compared to $55.8 million in the comparable 1998 period, an improvement of 54 percent. The increase of $30.4 million reflects the aforementioned increase in consolidated operating margin, which was

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


partially offset by the aggregate increase in depreciation and amortization and general and administrative expenses. The increases in depreciation and amortization expense and general and administrative expenses result principally from the same reasons and circumstances that impacted these items during the three-months ended June 30, 1999, described previously.

The Company's equity share in the earnings of its unconsolidated affiliates contributed an aggregate $28.3 million to 1999 pretax year-to-date results, compared to $30.9 million during the comparable 1998 period. The decrease in equity earnings generally reflects lower earnings from the Company's investments in businesses operating in the natural gas liquids industry as well as increased losses in the retail gas alliances. These lower earnings principally result from the same circumstances that impacted the three-month results previously discussed herein. The following table provides a summary of equity earnings by investment for the comparable periods.


                                                                        For the Six-Months Ended June 30,
                                                                        ---------------------------------
                                                                            1999                  1998
                                                                        ------------           ----------
         Wholesale Gas and Power:
           Accord                                                       $      9,000           $    9,000
           Power Generation Equity Investments (in aggregate)                 16,165               14,127
           Retail Gas Alliances (in aggregate)                                (3,088)              (1,626)
           Other, net                                                            433                  ---
                                                                        ------------           ----------
             Total Wholesale Gas and Power                                    22,510               21,501
                                                                        ------------           ----------

         Liquids Businesses:
           Gulf Coast Fractionators                                            1,124                2,080
           West Texas LPG Pipeline Limited Partnership                         2,141                3,576
           Venice Energy Services Company, L.L.C.                              1,569                2,926
           Other, net                                                            943                  773
                                                                        ------------           ----------
             Total Liquids Businesses                                          5,777                9,355
                                                                        ------------           ----------

                                                                        $     28,287           $   30,856
                                                                        ============           ==========


Interest expense totaled $37.4 million for the six-month period ended June 30, 1999, compared to $34.1 million for the same 1998 period. The increase of $3.3 million is principally attributed to higher outstanding principal balances resulting from the acquisition of interests in certain power generating facilities, construction costs associated with power generation projects, construction costs associated with the Lake Charles fractionator and the acquisition of a Canadian gas processing facility. Distributions associated with the Trust Securities totaled $8.3 million in 1999 and 1998.

Other income and expenses, net totaled $13.5 million for the first six months of 1999 and was $7.2 million in the six-month period ended June 30, 1998. The 1999 amount is primarily a result of the gain on sale of an investment and the 1998 amount is primarily from the gain on sale of a gas processing facility.

The Company reported an income tax provision of $26.1 million for the six-month period ended June 30, 1999, representing an effective tax rate of 32 percent, compared to an income tax provision of $15.7 million and an effective rate of 30 percent for the equivalent 1998 period. Differences between the aforementioned effective rates and the statutory rate of 35 percent for each of the six-month periods ended June 30, 1999 and 1998, respectively, result principally from the same factors impacting the effective rates for the three-month periods ended June 30, 1999 and 1998, previously discussed.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


Wholesale Gas and Power

Normalized EBIT for the six-month period ended June 30, 1999, totaled $93.4 million compared with $70.4 million in the same 1998 period, an increase of 33 percent period over period. Results realized in the two periods were influenced by the following factors:

 .  Improved contribution derived from the Company's owned generation capacity and related ancillary services.
 .  Increases in generation capacity period over period;
 .  Significant price volatility in the electricity markets during June 1998 which was not prevalent in the 1999 period;
 .  A lack of significant market price volatility in the North American natural gas markets during either period;
 .  Adverse natural gas price movements in the United Kingdom during June 1999;
 .  The initiation of power marketing activities in the United Kingdom during
   1999;
 . Increased advertising costs by our retail alliances; and . Increased depreciation and general and administrative expenses reflecting the capital and overhead costs required to support the larger, more diverse base of operations.

The increase in 1999 EBIT over 1998 EBIT was achieved without favorable commodity price conditions in 1999. The material increase in financial contribution by this segment period-to-period results from, among other things, expansion of the Company's investment in power generation, the impetus placed by this segment on quality of operating margins over the quantity of sales volumes and the continuing integration of the segment's operations through execution of the Merchant Leverage Effect.

Total natural gas volumes sold increased to 10.1 billion cubic feet per day from
8.7 billion cubic feet per day during the first six months of last year, principally as a result of the aforementioned increase in sales volumes to the retail alliances and to fuel gas-fired generation in the U.S. Total megawatt hours produced and sold during the 1999 quarter aggregated 32.9 million megawatt hours compared to 55.9 million megawatt hours during the 1998 period. The decrease in megawatt hours sold and produced period over period is principally a reflection of the impetus placed by this segment on quality of operating margins over the quantity of sales volumes and the trading volume which occurred as a result of the volatility in electricity markets during June 1998.

Liquids

The Liquids segment had normalized EBIT of $25.6 million for the six-month period ended June 30, 1999, compared to $33.1 million for the same 1998 period. As discussed previously, this segment was negatively impacted by unfavorable market conditions during the 1999 period. These market conditions included historically low commodity prices during the first quarter of 1999, averaging approximately $0.05 per gallon lower in 1999 than in 1998, and a lack of volumes throughout the period resulting from the producer behavior effects previously described herein. NGL prices were virtually flat for the six months ended June 30, 1999 as compared to the same 1998 period, averaging approximately $0.27 per gallon. Crude oil prices averaged $12.75 per barrel in the 1999 period as compared to $13.00 in the 1998 period. The initiatives undertaken by this segment beginning in the fourth quarter of 1997 and executed throughout 1998 allowed the businesses to improve operating efficiencies, reduce costs and mitigate exposure to asset impairments resulting from the commodity price variability. Benefits derived from these initiatives could not overcome the significant negative impact resulting from the depressed commodity price environment.

Aggregate domestic natural gas liquids processing volumes totaled 118.7 thousand gross barrels per day in 1999 compared to an average 122.3 thousand gross barrels per day during 1998. The lower volumes in 1999 reflect the economic decisions made during the period to reduce production at its straddle processing plants, principally as a result of the relationship of natural gas and NGL commodity prices. In addition, commodity price induced production curtailments in producing regions throughout the US reduced available throughput at the Company's natural gas processing facilities. Fractionation volumes were essentially flat period-to-period while crude marketing volumes were significantly lower period-to-period principally as a result of the

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 1999 and 1998


impact lower commodity prices had on available throughput. Natural gas liquids marketing volumes increased period-to-period as the Company aggressively marketed inventoried volumes and world demand began to increase.

Operating Cash Flow

Cash flow from operating activities totaled $118.5 million for the six-month period ended June 30, 1999, compared to $93.2 million reported in the same 1998 period. Changes in operating cash flow reflect the operating results previously discussed herein and the continued focus on management of working capital, particularly trade accounts receivables and payables and the reduction of discretionary inventory volume purchases period-to-period. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

Capital Expenditures and Investing Activities

During the six-months ended June 30, 1999, the Company spent a net $237.0 million principally on power generation assets, including an interest in a power generation partnership, and additional expenditures related to maintenance capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. The Company received proceeds of $16.7 million in the first quarter principally related to the sale of an investment. During the six-months ended June 30, 1998, the Company spent a net $156.1 million, principally on the acquisition of power generating assets, construction costs associated with the previously disclosed Lake Charles fractionation facility and on expenditures for capital improvements at existing facilities. Additionally, during the period, the Company sold several discrete non-strategic assets, including a gas processing facility.

Dividend Requirements and Stock Repurchases

Dynegy declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. The Company paid approximately $4.0 million in cash dividends and distributions during each six-month period ended June 30, 1999 and 1998, respectively.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. No shares were acquired pursuant to this program during 1999. The Company acquired 262,200 shares of its stock through open-market trades during the six-month period ended June 30, 1998, at a total cost of $3.9 million, or $14.73 per share on a weighted average cost basis.

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership") and its general partners (collectively the "Dynegy Defendants"). Dynegy Power Corp. and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing.
PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The trial date is currently December 13, 1999. The Partnership has previously advised the FERC of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC were to determine that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin notified LOF that it would seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The parties engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility will continue to operate as a merchant plant. The Dynegy Defendants will seek to recover from LOF any losses resulting from the settlement with PG&E. However, if the settlement is not ultimately concluded, the Dynegy Defendants will seek to recover from LOF any losses or amounts for which it may be found liable. Further, the Company's subsidiaries intend to continue to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations. On April 15, 1999, the Dynegy Defendants filed suit against LOF in the Superior Court of the State of California, County of San Francisco seeking to recover damages the Dynegy Defendants have or will suffer as a result of LOF's failure to purchase steam from the San Joaquin facility in quantities required by the Steam Purchase Contract executed by San Joaquin and LOF. The lawsuit states claims against LOF for breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement/intentional misrepresentation, negligent misrepresentation, fraudulent concealment and non-disclosure, interference with contract and indemnity. The suit has been removed to the United States District Court for the Northern District of California. Following removal, LOF filed a motion to dismiss/stay based on the contention that the issue of QF compliance is essential to the disposition of the suit and that the FERC is vested with the exclusive jurisdiction to address QF compliance. The motion is currently set for hearing on August 30, 1999.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec Energy, Inc., Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION

McKittrick Limited (collectively, the "Partnerships"). The Company owns an indirect 50 percent limited partnership interest in McKittrick Limited, and Chalk Cliff Limited is now wholly-owned by subsidiaries of the Company through the purchase of the interests of Dominion Energy, Inc. All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Defendants, (c) dismissed the tortious interference claims against the Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their appeal of that final judgment on June 4, 1998. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgment against them, and have instituted foreclosure proceedings as to the projects. Additionally, receivers were named by the lenders and approved by the Court for each of the projects. In early December 1998, the defendants filed their opening appellate briefs in the appeal of the Court's final judgment. On April 13, 1999, the Court granted a motion by SOCAL to amend the final judgment to include a finding that Destec Energy, Inc. is the alter ego of the Partnerships and their respective general partners. The Court's order named Dynegy as the successor to Destec Energy, Inc. Dynegy has appealed the Court's ruling and will vigorously defend against SOCAL's claims.

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

On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July, 1999. The District Court took the matter under advisement and has yet to rule. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow seeks contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' June 1997 purchase

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION


of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power
Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES does not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In the suit filed by Dow, Dow seeks to recover from DPC any amounts it must pay AES. DPS' answer to Dow's claims is due in September. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The 1999 annual meeting (the "Annual Meeting") of the stockholders of the Company was held on May 21, 1999. The purpose of the Annual Meeting was to consider and vote upon the following proposals:

1. to elect thirteen directors to serve until the 2000 Annual Meeting of Stockholders;

2.  to approve the adoption of the Dynegy Inc. 1999 Long Term Incentive Plan;
    and

3. to ratify the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

The Company's Board of Directors is comprised of thirteen members. At the Annual Meeting, each of the following individuals was re-elected to serve as a director of the Company: C.L. Watson; Stephen W. Bergstrom; Stephen J. Brandon; Stanley I. Rubenfeld; Paul Nicholas Woollacott; Jeffrey M. Lipton; Jack S. Mustoe; A. Terence Poole; Darald W. Callahan; Peter J. Robertson; Patricia A. Woertz; Daniel L. Dienstbier; and J. Otis Winters.

The votes cast for each nominee were as follows:

    C.L. Watson                 147,641,235
    Stephen W. Bergstrom        147,613,168
    Stephen J. Brandon          147,614,718
    Stanley I. Rubenfeld        147,753,144
    Paul Nicholas Woollacott    147,615,874
    Jeffrey M. Lipton           147,621,325
    Jack S. Mustoe              147,621,562
    A. Terence Poole            147,616,962
    Darald W. Callahan          147,618,962
    Peter J. Robertson          147,618,425
    Patricia A. Woertz          147,614,925
    Daniel L. Dienstbier        147,786,774
    J. Otis Winters             147,791,444

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION


The following votes were cast with respect to the approval of the adoption of the Dynegy Inc. 1999 Long Term Incentive Plan:


     For:                 145,303,709
     Against/Withheld:      2,781,537
     Abstentions:             227,043
     Broker non-votes:            -0-

The following votes were cast with respect to the ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1999:

     For:                 148,274,677
     Against/Withheld:         24,489
     Abstentions:              13,123
     Broker non-votes:            -0-

Item 6 - Exhibits and Reports on Form 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.


          Exhibit Number                    Description
          --------------                    -----------

               2.1 Agreement and Plan of Merger among Dynegy Inc., Illinova Corporation and certain other parties named therein dated as of June 14, 1999/(1)/

              +4.1 First Amendment to 364-Day Revolving Credit Agreement dated as of May 5, 1999 among Dynegy Inc. and The First National Bank of Chicago, Individually and as Administrative Agent, The Chase Manhattan Bank, Individually and as Syndication Agent, and Citibank N.A., Individually and as Documentation Agent and the Lenders Named therein

               4.2 Indenture dated as of September 26, 1996, Restated as of March 23, 1998 (includes amendments in the First through Fifth Supplemental Indentures) among Dynegy Inc. (formerly known as NGC Corporation) and The First National Bank of Chicago, as Trustee/(2)/

              10.1 Subscription Agreement between Energy Convergence Holding Company and Chevron U.S.A. Inc./(1)/

              10.2 Stock Purchase Agreement between Energy Convergence Holding Company and British Gas Atlantic Holdings BV and related Guaranty by British Gas Overseas Holdings Limited/(1)/

              10.3        Voting Agreement between Illinova and BG Holdings,
                          Inc./(1)/

              10.4 Voting Agreement between Illinova and NOVA Gas Services (U.S.) Inc./(1)/

              10.5        Voting Agreement between Illinova and Chevron U.S.A.
                          Inc./(1)/

              10.6 Shareholder Agreement of Energy Convergence Holding Company with Chevron U.S.A. Inc./(1)/

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION


              10.7 Registration Rights Agreement (NOVA Gas Services (U.S.) Inc. and British Gas Atlantic Holdings BV)/(1)/

              10.8        Registration Rights Agreement (Chevron U.S.A. Inc.)
                          /(1)/

             +10.9        First Supplemental Plan to the Dynegy Inc. Severance
                          Pay Plan

             +10.10 Amendment No. 1 to the First Supplemental Plan to the Dynegy Inc. Severance Pay Plan

             +10.11       Second Supplemental Plan to the Dynegy Inc. Severance
                          Pay Plan

             +10.12       Third Supplemental Plan to the Dynegy Inc. Severance
                          Pay Plan

             +10.13       Fourth Supplemental Plan to the Dynegy Inc. Severance
                          Pay Plan

             +10.14 Third Amendment to the Dynegy Inc. Profit Sharing/401(k) Savings Plan

             +10.15 First Amended and Restated Limited Partnership Agreement of the West Texas LPG Pipeline Limited Partnership

             +10.16 Amended and Restated Operating Agreement between West Texas LPG Pipeline Limited Partnership and Chevron Pipeline Company

             +10.17 Dynegy Midstream Services, Limited Partnership Supplemental Severance Pay Plan


             +27          Financial Data Schedule

(b) Current Report on Form 8-K, Commission File No. 1-11156, dated June 14, 1999, relating to the signing of the Agreement and Plan of Merger by Dynegy Inc. ("Dynegy"), Illinova Corporation ("Illinova") and certain other entities concerning the merger of Dynegy and Illinova.

_______________________________

+  Filed herewith.

(1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Inc. dated June 14, 1999.

(2) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 of NGC Corporation, Commission File No. 1-11156

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                 DYNEGY INC.



Date:   August 13, 1999          By:  /s/  Bradley P. Farnsworth
       ----------------               ------------------------------------------
                                      Bradley P. Farnsworth, Vice President and
                                      Controller (Principal Accounting Officer)