Form 10-Q
period 1999-09-30
DYNEGY INC
filed 1999-11-15
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999


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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $.01 par value per share, 155,969,984 shares outstanding as of November 10, 1999.

                                  DYNEGY INC.
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                          Page

PART I.  FINANCIAL INFORMATION

  Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
     September 30, 1999 and December 31, 1998..............................  3
  Condensed Consolidated Statements of Operations:
     For the three months ended September 30, 1999 and 1998................  4
  Condensed Consolidated Statements of Operations:
     For the nine months ended September 30, 1999 and 1998.................  5
  Condensed Consolidated Statements of Cash Flows:
     For the nine months ended September 30, 1999 and 1998.................  6
  Notes to Condensed Consolidated Financial Statements.....................  7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................. 18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings................................................ 35

  Item 2. Not Applicable...................................................  -

  Item 3. Not Applicable...................................................  -

  Item 4. Submission of Matters to a Vote of Security Holders.............. 37

  Item 5. Not Applicable...................................................  -

  Item 6. Exhibits and Reports on Form 8-K................................. 38

DYNEGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                       SEPTEMBER 30,           December 31,
                                                                                           1999                    1998
                                                                                   ---------------------   ---------------------
                                                                                        (unaudited)
                                                             ASSETS

Current Assets:
Cash and cash equivalents                                                                    $   28,337              $   28,367
Accounts receivable, net                                                                      1,898,888               1,563,558
Accounts receivable, affiliates                                                                  53,920                  60,180
Inventories                                                                                     296,268                 149,901
Assets from risk management activities                                                          414,574                 219,105
Prepayments and other assets                                                                     51,975                  96,130
                                                                                             ----------              ----------
                                                                                              2,743,962               2,117,241
                                                                                             ----------              ----------

Property, Plant and Equipment                                                                 2,741,274               2,446,878
Less: accumulated depreciation                                                                 (598,048)               (514,771)
                                                                                             ----------              ----------
                                                                                              2,143,226               1,932,107
                                                                                             ----------              ----------
Other Assets:
Investments in unconsolidated affiliates                                                        570,651                 502,613
Assets from risk management activities                                                          400,684                 135,100
Other assets                                                                                    555,937                 577,176
                                                                                             ----------              ----------
                                                                                             $6,414,460              $5,264,237
                                                                                             ==========              ==========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                             $1,673,569              $1,370,902
Accounts payable, affiliates                                                                    184,851                 113,827
Accrued liabilities                                                                             231,748                 290,381
Liabilities from risk management activities                                                     373,294                 251,213
                                                                                             ----------              ----------
                                                                                              2,463,462               2,026,323

Long-Term Debt                                                                                1,356,351                 962,239

Other Liabilities:
Non-Recourse Debt                                                                                60,093                  84,651
Liabilities from risk management activities                                                     314,611                  40,747
Deferred income taxes                                                                           313,652                 317,537
Other long-term liabilities                                                                     447,436                 504,677
                                                                                             ----------              ----------
                                                                                              4,955,605               3,936,174
                                                                                             ----------              ----------

Company Obligated Preferred Securities of Subsidiary Trust                                      200,000                 200,000

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;   8,000,000
 shares designated as Series A Participating Preferred Stock,
    7,815,363 shares issued and outstanding at September 30, 1999 and
     December 31, 1998                                                                           75,418                  75,418

Common stock, $0.01 par value, 400,000,000 shares authorized;
 155,671,613 shares issued at September 30, 1999 and
     153,298,220 shares issued at December 31, 1998                                               1,557                   1,533

Additional paid-in capital                                                                      965,464                 935,183
Retained earnings                                                                               234,001                 133,340
Less: treasury stock, at cost; 1,200,700 shares at September 30, 1999 and
     1,200,700 shares at December 31, 1998                                                      (17,585)                (17,411)
                                                                                             ----------              ----------
                                                                                              1,258,855               1,128,063
                                                                                             ----------              ----------
                                                                                             $6,414,460              $5,264,237
                                                                                             ==========              ==========

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                ------------------------------------------
                                                                                        1999                   1998
                                                                                --------------------   -------------------

Revenues                                                                            $4,584,929             $4,586,515
Cost of sales                                                                        4,426,115              4,480,530
                                                                                    ----------             ----------

 Operating margin                                                                      158,814                105,985

Depreciation and amortization                                                           33,235                 30,837
General and administrative expenses                                                     53,495                 49,017
                                                                                    ----------             ----------

 Operating income                                                                       72,084                 26,131

Equity in earnings of unconsolidated affiliates                                         31,858                 37,147
Other income                                                                             8,414                 28,735
Interest expense                                                                       (22,039)               (21,185)
Other expenses                                                                         (10,725)                (2,931)
Minority interest in income of a subsidiary                                             (4,158)                (4,158)
                                                                                    ----------             ----------

Income before income taxes                                                              75,434                 63,739
Income tax provision                                                                    24,742                 20,094
                                                                                    ----------             ----------

Net Income                                                                          $   50,692             $   43,645
                                                                                    ==========             ==========


Net Income Per Share:

Net income                                                                          $   50,692             $   43,645
Less: preferred stock dividends                                                             98                     98
                                                                                    ----------             ----------
Net income applicable to common stockholders                                        $   50,594             $   43,547
                                                                                    ==========             ==========

Basic earnings per share                                                            $     0.33             $     0.29
                                                                                    ==========             ==========

Diluted earnings per share                                                          $     0.30             $     0.27
                                                                                    ==========             ==========


Basic shares outstanding                                                               154,937                151,731
                                                                                    ==========             ==========

Diluted shares outstanding                                                             171,446                162,917
                                                                                    ==========             ==========

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                  -------------------------------------------
                                                                                          1999                   1998
                                                                                  --------------------   --------------------

Revenues                                                                             $10,790,659            $11,180,298
Cost of sales                                                                         10,386,021             10,869,409
                                                                                     -----------            -----------

 Operating margin                                                                        404,638                310,889

Depreciation and amortization                                                             96,273                 83,353
Severance charge                                                                             ---                  9,644
General and administrative expenses                                                      150,128                136,000
                                                                                     -----------            -----------

 Operating income                                                                        158,237                 81,892

Equity in earnings of unconsolidated affiliates                                           60,145                 68,003
Other income                                                                              29,781                 38,579
Interest expense                                                                         (59,459)               (55,281)
Other expenses                                                                           (18,603)                (5,526)
Minority interest in income of a subsidiary                                              (12,474)               (12,474)
                                                                                     -----------            -----------

Income before income taxes                                                               157,627                115,193
Income tax provision                                                                      50,888                 35,768
                                                                                     -----------            -----------

Net Income                                                                           $   106,739            $    79,425
                                                                                     ===========            ===========


Net Income Per Share:

Net income                                                                           $   106,739            $    79,425
Less: preferred stock dividends                                                              292                    292
                                                                                     -----------            -----------
Net income applicable to common stockholders                                         $   106,447            $    79,133
                                                                                     ===========            ===========

Basic earnings per share                                                                   $0.69                  $0.52
                                                                                     ===========            ===========

Diluted earnings per share                                                                 $0.64                  $0.48
                                                                                     ===========            ===========

Basic shares outstanding                                                                 153,885                151,534
                                                                                     ===========            ===========

Diluted shares outstanding                                                               166,719                163,670
                                                                                     ===========            ===========

            See notes to condensed consolidated financial statements

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                              --------------------------------------------------
                                                                                       1999                       1998
                                                                              -----------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 106,739                  $  79,425
Items not affecting cash flows from operating activities:
 Depreciation and amortization                                                         82,486                     80,146
 Equity in earnings of affiliates, net of cash distributions                          (18,571)                   (25,790)
 Risk management activities                                                           (65,079)                   (11,500)
 Deferred income taxes                                                                 47,243                     35,768
     Gain on asset sales                                                               (8,935)                   (31,173)
 Other                                                                                 13,053                      9,036
Changes in assets and liabilities resulting from operating activities:
 Accounts receivable                                                                 (366,706)                   (41,891)
 Inventories                                                                         (122,106)                   (28,478)
 Prepayments and other assets                                                          74,438                     13,363
 Accounts payable                                                                     354,784                     91,364
 Accrued liabilities                                                                   25,123                    (22,056)
Other, net                                                                            (25,711)                    (7,226)
                                                                                    ---------                  ---------

Net cash provided by operating activities                                              96,758                    140,988
                                                                                    ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                 (279,852)                  (176,773)
Investment in unconsolidated affiliates, net                                          (79,190)                   (75,901)
Proceeds from asset sales                                                              16,650                     48,152
Other, net                                                                            (42,398)                   (11,444)
                                                                                    ---------                  ---------

Net cash used in investing activities                                                (384,790)                  (215,966)
                                                                                    ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                                    397,488                    171,984
Repayments of long-term borrowings                                                    (13,655)                  (447,874)
Net proceeds from commercial paper and money market lines of credit                  (109,397)                   357,878
Other, net                                                                             13,566                    (18,661)
                                                                                    ---------                  ---------

Net cash provided by financing activities                                             288,002                     63,327
                                                                                    ---------                  ---------

Net change in cash and cash equivalents                                                   (30)                   (11,651)
Cash and cash equivalents, beginning of period                                         28,367                     23,047
                                                                                    ---------                  ---------

Cash and cash equivalents, end of period                                            $  28,337                  $  11,396
                                                                                    =========                  =========

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

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

The merger is expected to close during the first quarter of 2000. Conditions precedent to closing that remain outstanding include:

 .  Receipt of approvals or compliance exemptions from the Illinois Commerce
   Commission under Illinois law and the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935,
 . The sale of the Clinton nuclear facility by Illinova and the receipt of approval by the Nuclear Regulatory Commission and other regulatory agencies, and
 . Disposition or restructuring of interests held by Dynegy in certain power generation facilities pursuant to PURPA requirements.

Significant milestones recently achieved related to conditions precedent to close included:

 . Approval of the proposed merger by shareholders of both Dynegy and Illinova, . Approval of the proposed merger by the Federal Energy Regulatory Commission under the Federal Power Act,
 .  Receipt of approval from the Federal Trade Commission and the Antitrust
   Division of the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and
 . Completed negotiations and obtained the debt facility required to fund the cash component of the acquisition price

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

           For the Interim Periods Ended September 30, 1999 and 1998

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

Energy Convergence plans to finance the cash component of the merger initially with borrowings under a debt facility, the potential issuance of public debt and the issuance of between $200 million and $240 million of Class B common stock to Chevron. After the closing of the merger, Energy Convergence anticipates repaying or refinancing a significant portion of the debt facility with proceeds from an offering of equity securities, additional public debt issuances, proceeds from potential asset sales and cash flow from operations.

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

Illinova is the holding company for: Illinois Power Company, an electric and natural gas utility that serves approximately 650,000 customers over a 15,000 square-mile area of Illinois; Illinova Generating, Inc., which invests in, develops and operates independent power projects worldwide; and Illinova Energy Partners, Inc., which markets energy and energy-related services in the United States and Canada. At December 31, 1998, Illinova had approximately $6.8 billion in assets and 1998 revenues of $2.4 billion.

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

Previously, only North American fixed-price natural gas transactions were measured at fair value, net of future servicing costs and reserves as estimated by the Company. The Company now accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently the net gains or losses resulting from the revaluation of these contracts to market in its results of operations. As a result, substantially all of the operations of the Company's world-wide gas marketing, power marketing, and crude marketing operations are now accounted for under a mark-to-market accounting methodology. Generally, revenue recognition for the Company's natural gas liquids processing, fractionation, transportation and marketing activities, as well as its power generation businesses, remain on an accrual-based accounting methodology. Sales and purchases by these businesses are not trading operations, as defined in the statement, and therefore not subject to the provisions of EITF 98-10.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. The Financial Accounting Standards Board recently deferred implementation of the provisions of Statement No. 133 to fiscal periods beginning after September 15, 2000. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement.

Management believes the adoption of the provisions of EITF 98-10 and Statement No. 133 may affect the variability of future periodic results reported by Dynegy, as well as its competitors, as market conditions and resulting trading portfolio valuations change from time to time. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively.

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

NOTE 5 -- UNCONSOLIDATED AFFILIATES

At September 30, 1999, Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 25 percent interest in Midstream Barge Company, L.L.C.; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in fourteen partnerships, each formed to build (or buy), own and operate power generation facilities; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast. Also at September 30, 1999, the Company had three cost-basis investments: Indeck North American Power Fund, L.P., Indeck North American Power Partners, L.P and Altra Energy Technologies, Inc. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

=============================================================================================
                                                   NINE-MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------
                                                 1999                          1998
                                        ------------------------      -----------------------
                                                        EQUITY                       EQUITY
                                           TOTAL        SHARE           TOTAL        SHARE
                                        -----------   ----------      ----------   ----------
                                                          ($ IN THOUSANDS)

      Revenues (1)                         $739,162     $276,296        $661,683     $276,614
                                           ========     ========        ========     ========

      Operating margin (1)                 $256,553     $ 96,611        $293,121     $122,219
                                           ========     ========        ========     ========

      Net income (1)                       $ 98,786     $ 42,446        $142,365     $ 54,503
                                           ========     ========        ========     ========

=============================================================================================

______________________
(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable for the current period or is incompatible with current presentation.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

NOTE 6--COMMITMENTS AND CONTINGENCIES

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership") and its general partners (collectively the "Dynegy Defendants"). Dynegy Power Corp. and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The trial date is currently February 14, 2000. The Partnership has previously advised the FERC of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC were to determine that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin notified LOF that it would seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The parties engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility will continue to operate as a merchant plant. Upon termination of the power purchase agreement, Dynegy will repay project debt of approximately $26 million. By Order dated October 7, 1999, the CPUC approved the Settlement Agreement. The CPUC approval became final on November 8, 1999. The Dynegy Defendants will seek to recover from LOF any losses resulting from the settlement with PG&E. However, if the settlement is not ultimately concluded, the Dynegy Defendants will seek to recover from LOF any losses or amounts for which it may be found liable. Further, the Company's subsidiaries intend to continue to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations. On April 15, 1999, the Dynegy Defendants filed suit against LOF in the Superior Court of the State of California, County of San Francisco seeking to recover damages the Dynegy Defendants have or will suffer as a result of LOF's failure to purchase steam from the San Joaquin facility in quantities required by the Steam Purchase Contract executed by San Joaquin and LOF. The lawsuit states claims against LOF for breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement/intentional misrepresentation, negligent misrepresentation, fraudulent concealment and non-disclosure, interference with contract and indemnity. The suit has been removed to the United States District Court for the Northern District of California. Following removal, LOF filed a motion to dismiss/stay based on the contention that the issue of QF compliance is essential to the disposition of the suit and

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

that the FERC is vested with the exclusive jurisdiction to address QF compliance. The hearing on the motion was held on August 30, 1999. The District Court took the matter under advisement and has yet to issue its ruling.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec Energy, Inc., Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and
McKittrick Limited  (collectively, the "Partnerships").   Chalk Cliff Limited
and McKittrick Limited are now wholly-owned by subsidiaries of the Company:
Chalk Cliff Limited through the purchase of the interests of Dominion Energy, Inc., and McKittrick Limited through the purchase of the interests of UtilCo Group, Inc. and certain affiliates. All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Defendants, (c) dismissed the tortious interference claims against the Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their appeal of that final judgment on September 4, 1998. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgment against them, and have instituted foreclosure proceedings as to the projects. Additionally, receivers were named by the lenders and approved by the Court for each of the projects. In early December 1998, the defendants filed their opening appellate briefs in the appeal of the Court's final judgment. On April 13, 1999, the Court granted a motion by SOCAL to amend the final judgment to include a finding that Destec Energy, Inc. is the alter ego of the Partnerships and their respective general partners. The Court's order named Dynegy as the successor to Destec Energy, Inc. Dynegy has appealed the Court's ruling and will vigorously defend against SOCAL's claims. The parties engaged in settlement discussions, which resulted in the execution of a Settlement Agreement between SOCAL and all defendants in the pending litigation on August 25, 1999, (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, the dismissal of the pending litigation, the termination of underlying gas transmission service contracts, and Dynegy's payment of settlement consideration. In connection with the execution of the Settlement Agreement, the lenders have agreed to forebear foreclosure proceedings in respect to the projects pending CPUC approval of the Settlement Agreement.

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

On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting its breach of contract claims against Destec and its tortious interference with contract claims against PG&E. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow seeks contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' September 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES does not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. In the suit filed by Dow, Dow seeks to recover from DPC any amounts it must pay AES. The Court has yet to set the filing date for DPS' answer to Dow's claims. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position.

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

NOTE 7 -- CAPITAL STOCK

At September 30, 1999, employee stock options aggregating 6.0 million shares were exercisable at prices ranging from $2.03 to $21.63 per share. Employee stock option grants made from 1994 to 1998 will become exercisable during 1999 and 2000, respectively, resulting in the potential exercise of approximately 3.3 million options during that two-year period, at exercise prices ranging from $2.03 to $24.06. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2004 at prices ranging from $2.03 to $24.06. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans. While the Company cannot predict the timing or the number of shares which may be issued upon the exercise of option grants by individual employees,

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

the Company has established two alternatives to help assure an orderly distribution of shares which may become available to the market.

In May 1997, the Board of Directors approved a stock repurchase program that allows the Company to repurchase, from time to time, up to 1.6 million shares of common stock in open-market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company has acquired 1,200,700 shares at a total cost of $17.6 million, or $14.65 per share on a weighted average cost basis, through September 30, 1999.

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

NOTE 8 -- SEGMENT INFORMATION

Dynegy's operations are divided into two reportable segments: Wholesale Gas and Power and Liquids. The Wholesale Gas and Power segment is actively engaged in marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Liquids segment consists of the North American mid-stream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation, storage and marketing of NGLs. This segment operates principally under the name Dynegy Mid-Stream Services. Generally, Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for the three- and nine-month periods ended September 30, 1999 and 1998 is presented below.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

==============================================================================================================================

                                DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                           WHOLESALE GAS
                                                             AND POWER           LIQUIDS         ELIMINATION          TOTAL
                                                     -------------------------------------------------------------------------
                                                                                    ($ IN THOUSANDS)

 Unaffiliated revenues:
  Domestic                                                    $2,585,033        $1,400,520       $       ---        $3,985,553
  Canadian                                                       324,764            93,400               ---           418,164
  United Kingdom                                                 181,212               ---               ---           181,212
                                                              ----------        ----------       -----------        ----------
                                                               3,091,009         1,493,920               ---         4,584,929
                                                              ----------        ----------       -----------        ----------
 Intersegment revenues:
  Domestic                                                       111,763            50,976          (162,739)              ---
  Canadian                                                        21,483            17,483           (38,966)              ---
  United Kingdom                                                     ---               ---               ---               ---
                                                              ----------        ----------       -----------        ----------
                                                                 133,246            68,459          (201,705)              ---
                                                              ----------        ----------       -----------        ----------
  Total revenues                                               3,224,255         1,562,379          (201,705)        4,584,929
                                                              ----------        ----------       -----------        ----------

 Operating margin                                                 75,460            83,354               ---           158,814

 Depreciation and amortization                                    (9,796)          (23,439)              ---           (33,235)

 Interest expense                                                (12,422)           (9,617)              ---           (22,039)

 Interest and other income                                         4,140             4,274               ---             8,414

 Equity earnings of unconsolidated affiliates                     25,574             6,284               ---            31,858

 Income tax (provision) benefit                                  (14,453)          (10,289)              ---           (24,742)

 Net income                                                   $   26,776        $   23,916         $     ---        $   50,692

 Identifiable assets:
  Domestic                                                    $3,436,313        $2,510,394         $     ---        $5,946,707
  Canadian                                                       313,621            39,044               ---           352,665
  United Kingdom                                                 115,088               ---               ---           115,088

 Investment in unconsolidated affiliates                         404,964           165,687               ---           570,651

 Capital expenditures                                            110,288            34,124               ---           144,412
==============================================================================================================================

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

==============================================================================================================================

                                DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                           WHOLESALE GAS
                                                             AND POWER           LIQUIDS         ELIMINATION          TOTAL
                                                     -------------------------------------------------------------------------
                                                                                    ($ IN THOUSANDS)

 Unaffiliated revenues:
  Domestic                                                    $3,356,459        $  748,531       $       ---        $4,104,990
  Canadian                                                       261,312            80,264               ---           341,576
  United Kingdom                                                 139,949               ---               ---           139,949
                                                              ----------        ----------       -----------        ----------
                                                               3,757,720           828,795               ---         4,586,515
                                                              ----------        ----------       -----------        ----------
 Intersegment revenues:
  Domestic                                                        68,278            16,866           (85,144)              ---
  Canadian                                                           263               ---              (263)              ---
  United Kingdom                                                     ---               ---               ---               ---
                                                              ----------        ----------       -----------        ----------
                                                                  68,541            16,866           (85,407)              ---
                                                              ----------        ----------       -----------        ----------
  Total revenues                                               3,826,261           845,661           (85,407)        4,586,515
                                                              ----------        ----------       -----------        ----------

 Operating margin                                                 61,630            44,355               ---           105,985

 Depreciation and amortization                                    (5,220)          (25,617)              ---           (30,837)

 Interest expense                                                 (6,982)          (14,203)              ---           (21,185)

 Interest and other income                                         1,909            26,826               ---            28,735

 Equity earnings of unconsolidated affiliates                     33,451             3,696               ---            37,147

 Income tax (provision) benefit                                  (15,912)           (4,182)              ---           (20,094)

 Net income                                                   $   36,564        $    7,081         $     ---        $   43,645

 Identifiable assets:
  Domestic                                                    $2,514,283        $2,266,830         $     ---        $4,781,113
  Canadian                                                       298,607            22,988               ---           321,595
  United Kingdom                                                  74,027               ---               ---            74,027

 Investment in unconsolidated affiliates                         373,980           157,373               ---           531,353

 Capital expenditures                                             78,917            11,489               ---            90,406
==============================================================================================================================

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

==============================================================================================================================

                              DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                           WHOLESALE GAS
                                                             AND POWER           LIQUIDS         ELIMINATION          TOTAL
                                                     -------------------------------------------------------------------------
                                                                                    ($ IN THOUSANDS)

 Unaffiliated revenues:
  Domestic                                                    $5,855,757        $3,060,975       $       ---       $ 8,916,732
  Canadian                                                       982,822           203,342               ---         1,186,164
  United Kingdom                                                 687,763               ---               ---           687,763
                                                              ----------        ----------       -----------       -----------
                                                               7,526,342         3,264,317               ---        10,790,659
                                                              ----------        ----------       -----------       -----------
 Intersegment revenues:
  Domestic                                                       238,847           151,639          (390,486)              ---
  Canadian                                                        42,766            17,483           (60,249)              ---
  United Kingdom                                                     ---               ---               ---               ---
                                                              ----------        ----------       -----------       -----------
                                                                 281,613           169,122          (450,735)              ---
                                                              ----------        ----------       -----------       -----------

  Total revenues                                               7,807,955         3,433,439          (450,735)       10,790,659
                                                              ----------        ----------       -----------       -----------

 Operating margin                                                216,492           188,146               ---           404,638

 Depreciation and amortization                                   (27,180)          (69,093)              ---           (96,273)

 Interest expense                                                (30,995)          (28,464)              ---           (59,459)

 Interest and other income                                        23,096             6,685               ---            29,781

 Equity earnings of unconsolidated affiliates                     48,084            12,061               ---            60,145

 Income tax (provision) benefit                                  (44,122)           (6,766)              ---           (50,888)

 Net income                                                   $   74,907        $   31,832         $     ---       $   106,739

 Identifiable assets:
  Domestic                                                    $3,436,313        $2,510,394         $     ---       $ 5,946,707
  Canadian                                                       313,621            39,044               ---           352,665
  United Kingdom                                                 115,088               ---               ---           115,088

 Investment in unconsolidated affiliates                         404,964           165,687               ---           570,651

 Capital expenditures                                            289,476            69,566               ---           359,042
==============================================================================================================================

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 1999 and 1998

==============================================================================================================================

                              DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                           WHOLESALE GAS
                                                             AND POWER           LIQUIDS         ELIMINATION          TOTAL
                                                     -------------------------------------------------------------------------
                                                                                    ($ IN THOUSANDS)

 Unaffiliated revenues:
  Domestic                                                    $7,406,843        $2,380,930       $       ---       $ 9,787,773
  Canadian                                                       734,195           240,792               ---           974,987
  United Kingdom                                                 417,538               ---               ---           417,538
                                                              ----------        ----------       -----------       -----------
                                                               8,558,576         2,621,722               ---        11,180,298
                                                              ----------        ----------       -----------       -----------
 Intersegment revenues:
  Domestic                                                       111,109           194,095          (305,204)              ---
  Canadian                                                         5,290               ---            (5,290)              ---
  United Kingdom                                                     ---               ---               ---               ---
                                                              ----------        ----------       -----------       -----------
                                                                 116,399           194,095          (310,494)              ---
                                                              ----------        ----------       -----------       -----------
  Total revenues                                               8,674,975         2,815,817          (310,494)       11,180,298
                                                              ----------        ----------       -----------       -----------

 Operating margin                                                169,834           141,055               ---           310,889

 Depreciation and amortization                                   (17,996)          (65,357)              ---           (83,353)

 Interest expense                                                (18,064)          (37,217)              ---           (55,281)

 Interest and other income                                         5,320            33,259               ---            38,579

 Equity earnings of unconsolidated affiliates                     54,944            13,059               ---            68,003

 Income tax (provision) benefit                                  (36,347)              579               ---           (35,768)

 Net income                                                   $   70,061        $    9,364         $     ---       $    79,425

 Identifiable assets:
  Domestic                                                    $2,514,283        $2,266,830         $     ---       $ 4,781,113
  Canadian                                                       298,607            22,988               ---           321,595
  United Kingdom                                                  74,027               ---               ---            74,027

 Investment in unconsolidated affiliates                         373,980           157,373               ---           531,353

 Capital expenditures                                            161,484            91,190               ---           252,674
==============================================================================================================================

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

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

From inception of operations in 1984 until 1990, Natural Gas Clearinghouse limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. The Company initiated electric power marketing operations in February 1994 in order to exploit opportunities created by deregulation of the domestic electric power industry. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc., a fully integrated natural gas liquids company, merged and the combined entity was renamed NGC Corporation. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were merged with NGC. Effective July 1, 1997, NGC acquired Destec Energy, Inc., a leading independent power producer and developer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century.

BUSINESS SEGMENTS. Dynegy's operations are divided into two reportable segments: the Wholesale Gas and Power and Liquids segments. The Wholesale Gas and Power segment is actively engaged in marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Liquids segment consists of the North American mid-stream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American mid-stream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation, storage and marketing of NGLs. The Liquids segment operates principally under the name Dynegy Mid-Stream Services.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

 . Fluctuations in energy commodity prices which could not or have not been properly hedged or that are inconsistent with Dynegy's open position in its energy marketing activities;
 .  Operational and systems risks;
 . Environmental liabilities which are not covered by indemnity or insurance; . Software, hardware or third-party failures resulting from Year 2000 issues; . General economic and capital market conditions, including fluctuations in interest rates; and
 .  The impact of current and future laws and governmental regulations
   (particularly environmental regulations) affecting the energy industry in general, and Dynegy's operations in particular.

In addition, as it relates to the proposed Illinova combination, there can be no assurance that:

 . The combination will be ultimately consummated or that the terms and conditions of the merger, as currently contemplated, will ultimately be executed;
 .  We have correctly identified and assessed all of the factors affecting
   Illinova's or Dynegy's businesses;
 .  The available information with respect to these factors on which we have based our analysis is complete or correct;
 .  Our analysis is correct; or
 .  Our strategies, which are based in part on this analysis, will be successful.

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

The Wholesale Gas and Power segment includes the integrated component businesses: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Historically, fuel costs, principally natural gas, represented the primary variable cost impacting the financial performance of the Company's investment in power generating facilities. Operating margins at these facilities were relatively insensitive to commodity price fluctuations since most purchase and sales contracts contained variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, the Company's investment strategy, which emphasizes growth of merchant generation capacity, is significantly altering the makeup of its generation asset portfolio. The growth of merchant generation capacity as a percentage of total available capacity increases the Company's exposure to commodity price risk. The financial performance and cash flow derived from merchant generation capacity is impacted, either favorably or unfavorably, by changes in and the relationship between natural gas and electricity prices. The Company actively manages the price risks described above and may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

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

SEASONALITY. Dynegy's revenue and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with power marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. Dynegy believes that prospective seasonal fluctuations in demand and market prices for natural gas will reduce over time as industry-wide gas-fired merchant generation capacity expands in the United States. The Liquids businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price, consistent with the trend in the Company's natural gas operations, as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

The Company maintains a commercial paper program for amounts up to $800 million, as supported by its corporate credit agreements. At September 30, 1999, approximately $429 million of commercial paper was outstanding.

CORPORATE CREDIT AGREEMENTS. Dynegy's corporate credit agreements are comprised of a $400 million, five-year revolving credit agreement maturing in May 2003 and a $400 million, 364-day revolving credit agreement maturing in May 2000. Both agreements provide funding for working capital, letters of credit and other general corporate expenditures. At September 30, 1999, letters of credit and borrowings under the corporate credit agreements aggregated $35.5 million and, after consideration of the outstanding money market and commercial paper, aggregate unused borrowing capacity under the corporate credit agreements approximated $335.5 million.

OTHER AGREEMENTS. The terms, interest rates and principal balances outstanding under certain other credit agreements and sources of capital consisting of: five separate series of outstanding public notes; the Canadian Credit Facility; certain non-recourse debt; and the Company Obligated Preferred Securities of a Subsidiary Trust, have not changed materially from disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's June 30, 1999 Quarterly Report on Form 10-Q.

OTHER MATTERS

ILLINOVA MERGER. On June 14, 1999, Dynegy and Illinova Corporation ("Illinova") announced the execution of definitive agreements for the merger of Illinova and Dynegy. Conditions precedent to closing include:

 .  Receipt of approvals or compliance exemptions from the Illinois Commerce
   Commission under Illinois law and the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935,
 . The sale of the Clinton nuclear facility by Illinova and the receipt of approval by the Nuclear Regulatory Commission and other regulatory agencies, and
 . Disposition or restructuring of interests held by Dynegy in certain power generation facilities pursuant to PURPA requirements.

Significant milestones recently achieved related to conditions precedent to close included:

 . Approval of the proposed merger by shareholders of both Dynegy and Illinova, . Approval of the proposed merger by the Federal Energy Regulatory Commission under the Federal Power Act,
 .  Receipt of approval from the Federal Trade Commission and the Antitrust
   Division of the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and
 . Completed negotiations and obtained the debt facility required to fund the cash component of the acquisition price

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

Factors considered in evaluating the benefits of the merger included:

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

 .  The merger will improve public float thereby enhancing the
   Company's access to equity capital at attractive cost;
 .  The merger will provide the liquidity needed to allow certain Dynegy shareholders to reduce the size of their investment in Dynegy;
 . The merger is expected to provide continuing shareholders, who desire to invest in a full-service provider of energy products and services, an investment vehicle having the flexibility and resources required to respond to the numerous opportunities in the energy industry;
 . The merger will add an additional 6,498 gross megawatts of electricity generating capacity to Dynegy's current capacity of 7,832 gross megawatts per year (both figures include current capacity as well as capacity under construction). This additional capacity is in the Midwestern United States and is expected to allow Dynegy to sell more electricity for its own account on better terms throughout the North American market;
 . The merger is expected to provide Dynegy with a larger platform in the electricity trading market from which it can expand its marketing operations. This larger platform is expected to provide the linchpin for Dynegy's strategy to be at the forefront of the restructuring of the power industry and the convergence of the gas and electricity industries;
 . The addition of Illinova's traditional utility business is expected to provide a stable base of cash flow from which the combined company will be able to leverage its business strategy; and
 . The merger is expected to be accretive to the earnings per share of the Dynegy shareholders.

Energy Convergence will finance the cash component of the merger with borrowings under a debt facility and the issuance of between $200 million and $240 million of Class B common stock to Chevron. The resulting increase in total indebtedness of the combined companies after the merger could have a negative impact on the credit ratings of Energy Convergence, Dynegy and Illinois Power until such time as financial leverage is reduced. However, after the closing of the merger, Energy Convergence anticipates repaying or refinancing a significant portion of the debt facility with proceeds from an offering of equity securities, additional public debt issuances, proceeds from potential asset sales and cash flow from operations. Management of Dynegy, Illinova and Energy Convergence believe the combined companies will have investment grade credit ratings, ready access to debt and equity capital at reasonable rates and sufficient trade credit to operate their businesses efficiently. However, management is unable to predict with certainty when or whether the capital structure of Energy Convergence will become less leveraged.

COMPLAINT AGAINST ILLINOIS POWER COMPANY. On November 3, 1999, the U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power") and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois, No. 99C833. Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at Illinois Power's three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards.

The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. Illinova has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, Illinova believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations.

Illinova also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

Although none of Illinois Power's other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at Illinois Power's Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well.

The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" ("BACT") (or equivalent) at the Baldwin Station and possibly at the other three plants as well. Illinova's estimates of the cost to install BACT are only preliminary at this time. However, a significant portion of the cost of the BACT is already included in Illinova's capital budget in connection with previously planned pollution control upgrades. Such pollution control upgrades were previously disclosed to Dynegy during due diligence.

Illinova believes that the EPA's and DOJ's claims are totally without merit, and that there is no likely outcome that would have a material adverse effect on Illinova's operations or its financial performance. The Company has no reason to believe that Illinova's current assessment of the EPA's and DOJ's claims against Illinois Power is incorrect. Consequently, based on information currently available relating to this issue, management of both Dynegy and Illinova do not envision that the Complaint or NOV will alter the closing date of the proposed merger.

CAPITAL ASSET PROGRAM. The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of thirty state-of-the-art gas-fired turbines, representing a capital commitment of approximately $1 billion. Delivery of the manufactured turbines will occur ratably beginning in 1999 and ending in early 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

CONSTRUCTION PROJECT. In October 1999, the Company announced that it had achieved all of the necessary approvals to begin construction on its Heard County Power Project, a 500-megawatt natural gas-fired, simple-cycle peaking facility located in Franklin in Heard County, Georgia. A Dynegy subsidiary will design and construct the generating facility, as agent for a third party, and Dynegy is obligated to guarantee approximately 90 percent of the actual cost of the project during the construction phase. It is anticipated that Dynegy will subsequently lease the completed facility from that third party for an initial term of five years. Under certain circumstances, the Company maintains an option to purchase the facility from the third party and it may participate in the outright sale of the asset.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

===================================================================================================

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      1999               1998
                                                               ------------------    --------------
               Natural Gas (Trillion Cubic Feet)                          5.305             4.179
               Electricity (Million Megawatt Hours)                      28.564             1.835
               Natural Gas Liquids (Million Barrels)                     12.502             6.397
               Crude Oil (Million Barrels)                               14.525            18.800
               Interest Rate Swaps (in thousands of US Dollars)        $ 65,726          $ 69,332
               Weighted Average Fixed Interest Rate Paid on
               Swaps                                                      8.085             8.067
               U.K. Pound Sterling (in thousands of US Dollars)        $ 91,210          $ 69,254
               Average U.K. Pound Sterling Contract Rate (in           $ 1.6086          $ 1.6143
               US Dollars)
               Canadian Dollar (in thousands of US Dollars)            $340,688          $268,307
               Average Canadian Dollar Contract Rate (in US            $ 0.6757          $ 0.6710
               Dollars)
=================================================================================================

Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using value at risk. The quantification of market risk using value at risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of these methodologies requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on value at risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to value at risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to value at risk, Dynegy performs regular stress and scenario analysis to measure extreme losses due to exceptional events. The value at risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the value at risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates value at risk using a JP Morgan RiskMetrics(TM) approach assuming a one-day holding period and a 95 percent confidence level. At September 30, 1999, the value at risk for Dynegy's trading and risk-management portfolios approximated $3 million and the average of such value during the nine-month period ended September 30, 1999 was estimated at $4 million.

STOCK OPTIONS. Employee stock option grants made from 1994 to 1998 will become exercisable during 1999 and 2000, respectively, resulting in the potential exercise of approximately 3.3 million options during that two-year period, at exercise prices ranging from $2.03 to $24.06. Other options currently granted under the Company's option plans will fully vest periodically and become exercisable through the year 2004 at prices ranging from $2.03 to $24.06. Grants made under the Company's option plans may be canceled under certain circumstances as provided in the plans.

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

YEAR 2000 ISSUES. The Company is nearing completion of its readiness activities for the "Year 2000" issue, which arises from the use by certain computer hardware and software applications of two digits rather than four to define an applicable year. Such hardware and software may be incapable of appropriately recognizing the year 2000, the result of which could be system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company and/or its significant customers or suppliers fail to timely make necessary modifications and conversions, the Year 2000 issue could

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

have a material adverse effect on Company operations and its financial position. The Company believes that its competitors face similar risks.

Dynegy has completed all phases of the Year 2000 program relative to computer systems and technology infrastructure that are essential to the Company's business. All critical business applications have been assessed, tested and remediated. The Company's technical infrastructure, including all aspects of networking, computing and communications capabilities have also been tested and remediated as required. Furthermore, the embedded systems program for Dynegy's plants and pipeline assets is essentially complete. During the fourth quarter, the Year 2000 Program will continue working with critical third parties to mitigate risk of business interruptions. Contingency plans to provide operational alternatives required as a result of unforeseen or undetected Year 2000 issues impacting plant and pipeline assets have been completed. Likewise, for business processes and critical computer systems, business continuity plans have been developed which include detailed workaround procedures in the event of a Year 2000-related disruption. Dynegy's Supply Chain Management program has communicated with hundreds of external entities that could have an impact on the Company's ability to continue conducting business into 2000. Many of Dynegy's customers are inquiring about the Company' Year 2000 readiness, and Dynegy is openly sharing information with them.

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

The SEC requires that public companies forecast the most reasonably likely worst-case Year 2000 scenario. In doing so, the Company assumed that its Year 2000 plan is ineffective. In reviewing a worst-case scenario, the Company contemplated issues that, although considered highly unlikely, must be contemplated in such a review. Issues contemplated in this review included total failure of financial and operational systems, total loss of supplies from third parties, total loss of transportation, storage and similar operational capabilities and widespread extended loss of utilities, building access and other similar items. Under this scenario, the Company would face substantial claims by third parties and loss of revenue and cash flow resulting from, among other things, service interruptions, the inability to meet contractual obligations and the inability to invoice or pay third parties timely and accurately. Further, such a disruption could affect the operational integrity of certain commercial assets, the result of which could have operational, safety and environmental implications. The Company is not able to quantify the financial effect of the worst case scenario described above and will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year 2000 issue.

Results of the review conducted to date indicate that the Company is unlikely to be burdened by a material event resulting from the Company's untimely resolution of Year 2000 issues. The potential costs and uncertainties associated with this review are dependent upon a number of factors, including legacy software and hardware configurations, planned information technology infrastructure enhancements and the availability of trained personnel. Aggregate current cost estimates for the entire Year 2000 project are projected to range between $6 and $8 million. Approximately $2 million of this amount was expended during 1998 related to this project and an additional $3 million was expended through third quarter 1999. These cost estimates include costs for identification and remediation of Year 2000 issues. Such cost estimates are based on current available information and are subject to revision, either upward or downward, as the project matures and additional information becomes available.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain domestic and international operating and financial statistics for the Company's segments and subsegments for the three- and nine-month periods ended September 30, 1999 and 1998, respectively.

                                                                Wholesale Gas and Power                         Liquids
                                                        ----------------------------------------------------------------------------
                                                            Three Months Ended September 30,        Three Months Ended September 30,
                                                        ----------------------------------------------------------------------------
                                                                1999                1998                1999                1998
                                                        ----------------------------------------------------------------------------
Operating Margin:
  Power Marketing and Generation                                $ 43,091           $ 35,961          $      ---            $    ---
  Natural Gas Marketing                                           32,369             25,669                 ---                 ---
  Upstream Operations                                                ---                ---              43,111              19,219
  Downstream Operations                                              ---                ---              37,197              21,740
  Crude Oil Operations                                               ---                ---               3,046               3,396
Equity Investments                                                25,574             33,451               6,284               3,696
                                                                --------           --------            --------            --------
   SUBTOTAL - FINANCIAL CONTRIBUTION                             101,034             95,081              89,638              48,051

  Depreciation                                                    (9,796)            (5,220)            (23,439)            (25,617)
  General and Administrative Expenses                            (35,656)           (28,858)            (17,839)            (20,159)
  Other Items (1)                                                    148               (157)             (2,459)             25,961
                                                                --------           --------            --------            --------
   EARNINGS BEFORE INTEREST AND TAXES                           $ 55,730           $ 60,846            $ 45,901            $ 28,236
                                                                ========           ========            ========            ========

  OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d) -
    U.S. Sales Volumes                                               6.1                5.8                 ---                 ---
    Canadian Sales Volumes                                           2.4                2.3                 ---                 ---
      U.K. Sales Volumes                                             1.0                0.8                 ---                 ---
                                                                --------           --------            --------            --------
                                                                     9.5                8.9                 ---                 ---
                                                                ========           ========            ========            ========

  Electric Power Marketing - Million Megawatt Hours Sold            22.7               51.4                 ---                 ---
  Power Generation (Million Megawatt Hours Generated) -
    Gross                                                            7.9                4.1                 ---                 ---
    Net                                                              4.4                2.6                 ---                 ---
  Natural Gas Liquids Processed (MBbls/d - Gross) -
    Field Plants                                                     ---                ---                83.6                93.5
    Straddle Plants                                                  ---                ---                45.7                24.1
                                                                --------           --------            --------            --------
                                                                     ---                ---               129.3               117.6
                                                                ========           ========            ========            ========

  Natural Gas Gathering and Transmission (Bcf/d)                     ---                ---                 0.2                 0.3
  Barrels Received for Fractionation (MBbls/d)                       ---                ---               230.8               203.5
  NGL Marketing - Sales Volumes (MBbls/d)                            ---                ---               402.6               385.7
  LPG Sales Volumes (MBbls/d)                                        ---                ---                96.4                84.8
  Crude Oil Marketing - Sales Volumes (MBbls/d)                      ---                ---               252.1               263.1
===================================================================================================================================

(1) The Liquids Segment includes the $26.3 million pre-tax gain on the sale of Ozark Gas Transmission in the third quarter of 1998.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998


                                                                  Wholesale Gas and Power                        Liquids
                                                         --------------------------------------------------------------------------
                                                             Nine Months Ended September 30,        Nine Months Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                 1999               1998                1999               1998
                                                         --------------------------------------------------------------------------
Operating Margin:
  Power Marketing and Generation                                 $129,502           $ 80,319          $      ---          $     ---
  Natural Gas Marketing                                            86,872             89,515                 ---                ---
  Upstream Operations                                                 ---                ---              92,715             70,720
  Downstream Operations                                               ---                ---              84,887             61,464
  Crude Oil Operations                                                ---                ---              10,662              8,871
Equity Investments                                                 48,084             54,948              12,061             13,055
                                                                 --------           --------            --------           --------
   SUBTOTAL - FINANCIAL CONTRIBUTION                              264,458            224,782             200,325            154,110

  Depreciation                                                    (27,180)           (17,996)            (69,093)           (65,357)
  General and Administrative Expenses (1)                         (97,581)           (81,290)            (52,547)           (64,354)
  Other Items (2) (3)                                              18,324              3,070              (7,146)            29,983
                                                                 --------           --------            --------           --------

   EARNINGS BEFORE INTEREST AND TAXES                            $158,021           $128,566            $ 71,539           $ 54,382
                                                                 ========           ========            ========           ========

  OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d) -
    U.S. Sales Volumes                                                6.4                5.8                 ---                ---
    Canadian Sales Volumes                                            2.2                2.2                 ---                ---
      U.K. Sales Volumes                                              1.2                0.7                 ---                ---
                                                                 --------           --------            --------           --------
                                                                      9.8                8.7                 ---                ---
                                                                 ========           ========            ========           ========

  Electric Power Marketing - Million Megawatt Hours Sold             50.5              102.9                 ---                ---
  Power Generation (Million Megawatt Hours Generated) -
    Gross                                                            15.7               10.9                 ---                ---
    Net                                                               9.5                7.0                 ---                ---
  Natural Gas Liquids Processed (MBbls/d - Gross) -
    Field Plants                                                      ---                ---                86.4               88.5
    Straddle Plants                                                   ---                ---                35.9               32.2
                                                                 --------           --------            --------           --------
                                                                      ---                ---               122.3              120.7
                                                                 ========           ========            ========           ========

  Natural Gas Gathering and Transmission (Bcf/d)                      ---                ---                 0.2                0.3
  Barrels Received for Fractionation (MBbls/d)                        ---                ---               205.9              196.1
  NGL Marketing - Sales Volumes (MBbls/d)                             ---                ---               427.7              398.5
  LPG Sales Volumes (MBbls/d)                                         ---                ---                82.9               64.5
  Crude Oil Marketing - Sales Volumes (MBbls/d)                       ---                ---               204.6              246.8
===================================================================================================================================

(1) Includes each segment's share of the $9.6 million pre-tax severance charge recognized in the first quarter of 1998.
(2) The Wholesale Gas and Power segment includes the $8.9 million pre-tax gain on sale of an investment, which was effective January 1, 1999, for accounting purposes.
(3) The Liquids Segment includes the $26.3 million pre-tax gain on the sale of the Ozark Gas Transmission System in the third quarter of 1998.


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

For the quarter ended September 30, 1999, Dynegy realized net income of $50.7 million, or $0.30 per share, compared with third quarter 1998 net income of $43.6 million, or $0.27 per share. The 1998 quarter included a one-time gain of $17.1 million, or $0.11 per share, related to a gain on sale of the Ozark Gas Transmission System resulting in recurring earnings for that period of $26.5 million, or $0.16 per share. In general, the 88 percent increase in recurring earnings period-to-period

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

reflects a solid performance by the Wholesale Gas and Power segment and substantially improved results in the Liquids segment reflecting a general strengthening in market conditions and continued achievement of previously disclosed cost-reduction and revenue-enhancement targets.

Consolidated operating margin for the third quarter of 1999 totaled $158.8 million compared to $106.0 million for the same 1998 period, reflecting improved margins in both business segments. The Wholesale Gas and Power segment contributed $75.5 million to the 1999 consolidated operating margin, compared to $61.6 million reported in third quarter 1998 and the Liquids segment contributed $83.3 million compared to $44.4 million in the prior period. In general, mild weather was prevalent throughout North America during most of the 1999 third quarter, which reduced demand for electricity and limited power price volatility and trading opportunities during the peak summer power demand season. Despite the market conditions in 1999, margin improved quarter over quarter due principally to improved results in the United Kingdom, increased origination in North America and additional power generation capacity available in the mid-west market. Natural gas liquids and crude oil commodity prices improved an average of $0.16 per gallon and $8.10 per barrel period to period. This dramatic improvement in market prices coupled with the completion of the Liquids segment's three-year initiative to reduce operating costs and generate incremental revenue enhancements positively impacted these businesses.

Operating income increased $46 million, or 176 percent, reflecting the aforementioned increase in consolidated operating margin offset by increases in depreciation and amortization and general and administrative expenses. The increase in depreciation and amortization expense period-to-period resulted principally from investment in depreciable assets associated with the expansion of the power generation business as well as information technology infrastructure improvements. The increased level of general and administrative expenses period-to-period principally reflects the incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements, higher variable compensation costs and, to a lesser degree, expenses related to identifying and resolving Year 2000 issues.

Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $32 million and $37 million to pre-tax quarterly earnings in the 1999 and 1998 periods, respectively. Cooler weather in the western United States depressed demand for electricity reducing quarter over quarter returns from power generation investments in Southern California. The decrease in earnings in these investments was due in part to lower ancillary fees and in part to lower volume sales. Losses in the retail gas alliance investments during the 1999 period principally reflect an aggressive advertising campaign occurring in the southeast as deregulation of electricity markets in that region accelerated and competition for customers increased. Pursuant to the timing of the deregulation plan in this region, advertising costs are not expected to be as significant a component of alliance operating results beginning in the fourth quarter of 1999. The company's investments in ventures involved in businesses related to the natural gas liquids industry increased as market conditions have improved for this segment. The following table provides a summary of equity earnings by investment for the comparable periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

============================================================================================

                                                             FOR THE THREE-MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                     ---------------------------------------
                                                             1999                 1998
                                                     ---------------------------------------
WHOLESALE GAS AND POWER:
  Accord                                                     $ 6,020             $ 4,500
  Power Generation Equity Investments (in aggregate)          22,033              29,755
  Retail Gas Alliances (in aggregate)                         (2,477)               (804)
  Other, net                                                      (2)                ---
                                                             -------             -------
    TOTAL WHOLESALE GAS AND POWER                             25,574              33,451
                                                             -------             -------

LIQUIDS BUSINESSES:
  Gulf Coast Fractionators                                       939               1,031
  West Texas LPG Pipeline Limited Partnership                  1,805               1,528
  Venice Energy Services Company, L.L.C.                       3,306                 760
  Other, net                                                     234                 377
                                                             -------             -------
    TOTAL LIQUIDS BUSINESSES                                   6,284               3,696
                                                             -------             -------
                                                             $31,858             $37,147
                                                             =======             =======
============================================================================================

Interest expense totaled $22.0 million for the quarter ended September 30, 1999, compared to $21.2 million for the equivalent 1998 period. An increase in principal outstanding period-to-period was offset by lower average interest costs and increased capitalization of interest on construction projects. Accumulated distributions associated with the Company Obligated Preferred Securities of a Subsidiary Trust totaled $4.2 million for each quarter ended September 30, 1999 and 1998, respectively.

Other income and expenses, net reflected a charge of $2.3 million in the quarter ended September 30, 1999 compared with income of $25.8 million in the 1998 period. The 1998 period included a pretax gain of $26.3 million related to the sale of Ozark Gas Transmission System. The remaining amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other non-recurring income and expense items in both periods.

The Company reported an income tax provision of $24.7 million for the three-month period ended September 30, 1999, compared to an income tax provision of $20.1 million for the 1998 period. The effective rates approximated 33 and 32 percent in 1999 and 1998, respectively. The differences between the aforementioned effective rates and the statutory rate of 35 percent for both periods results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

WHOLESALE GAS AND POWER SEGMENT

The Wholesale Gas and Power segment had earnings before interest and taxes ("EBIT") of $55.7 million for the three-month period ended September 30, 1999, compared with $60.8 million in the 1998 quarter. Results period-to-period were influenced by:

 .  lower demand for electricity in 1999, particularly in the southern California market, and
 .  less price volatility in the North American power markets in 1999, which reduced trading opportunities,
 . increased advertising costs by our retail alliances, and . increased depreciation and general and administrative expenses reflecting the capital and overhead costs required to support the larger, more diverse base of operations, partially offset by

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

 . increased gas and power marketing origination in 1999, . the initiation of commercial operations of a power generation plant in the mid-west market, and
 .  favorable market movements in the United Kingdom

Total natural gas volumes sold increased to 9.5 billion cubic feet per day from
8.9 billion cubic feet per day during last year's third quarter, principally as a result of increased volumes sold to the retail alliances and to fuel gas-fired generation in the U.S. Total megawatt hours produced and sold during the 1999 quarter aggregated 27.1 million megawatt hours compared to 54.0 million megawatt hours during the 1998 period. The 26.9 million megawatt reduction period over period is principally a reflection of the trading volume which occurred as a result of the volatility in electricity markets during the 1998 period.

LIQUIDS SEGMENT

The Liquids segment had normalized EBIT of $45.9 million for the three-month period ended September 30, 1999, compared to $1.9 million for the 1998 quarter. Improved natural gas liquids and crude oil prices, supplemented by targeted cost reductions and revenue enhancements favorably impacted this segment's results period-to-period. Sustained market price improvements have resulted in increased gas processing, fractionation and trading opportunities. In addition, world demand for natural gas liquids strengthened early in the quarter, particularly in Europe and Asia enhancing revenues from global marketing operations. By the end of the quarter, the foreign demand in the liquids markets had softened. However, the Liquids segment was unable to fully realize the improved pricing environment during the 1999 quarter as increases in wellhead production lagged improvements in natural gas liquids prices. Producers have been reluctant or slow to increase wellhead production of natural gas behind the Company's field plants as they evaluated available sources of capital, re-evaluated previously planned capital expenditure programs, analyzed reservoir production capabilities and validated the sustainability of commodity price levels. A delay in increased wellhead production, as influenced by this producer behavior, partially reduced opportunities for further improvement in 1999 operating margins. Additionally, forward sales of equity natural gas liquids production entered into during the first quarter of 1999 will impede this segment's ability to fully leverage opportunities during the fourth quarter of 1999 presented by the improved commodity pricing environment.

Aggregate domestic natural gas liquids processing volumes totaled 129.3 thousand gross barrels per day in 1999 compared to an average 117.6 thousand gross barrels per day during 1998. The increase in processing volumes is a result of a 90 percent increase in straddle plant volumes, reflecting the improved pricing relationship between natural gas and natural gas liquids, offset by an 11 percent decline in field processing volumes principally due to the producer behavior described above. Fractionation volumes increased principally as a result of successful marketing efforts, which increased available throughput during the period. Natural gas liquids marketing volumes were substantially higher period over period reflecting the improving world-wide demand in the chemicals and wholesale markets. Crude oil marketing volumes reflected a slight decline period over period.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

For the nine-months ended September 30, 1999, Dynegy realized net income of $106.7 million, or $0.64 per share, on revenues of approximately $10.8 billion. This compared with net income of $79.4 million, or $0.48 per share, on total revenue of $11.2 billion reported in the same 1998 period. Both periods included non-recurring adjustments that impacted reported results. The 1999 period includes an after tax gain of $5.8 million, or $0.03 per share, related to a sale of an investment. The 1998 period includes an after tax gain of $17.1 million related to the sale of the Ozark Gas Transmission System offset by a $6.3 million after tax severance charge resulting in a net positive impact on reported earnings per share of $0.07 per share. Cash flow provided by operating activities totaled $96.8 million in 1999 compared to $141.0 million during the 1998 period.

Consolidated operating margin for the first nine month period ended September 30, 1999 totaled $404.6 million compared to $310.9 million in 1998, an increase of 30 percent. The Wholesale Gas and Power segment's operating margin totaled $216.4

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

million, an improvement of $46.5 million or 27 percent over 1998 operating margins principally reflecting growth in the power generation and marketing businesses. The Liquids segment contributed an aggregate $188.3 million to the consolidated operating margin, or $47.2 million more than reported in 1998. Natural gas liquids prices improved $0.05 per gallon period over period while crude prices improved $2.53 per barrel. The improved market conditions and completion of cost reductions and revenue enhancements have favorably impacted the Liquids segment. Operating income totaled $158.2 million for the nine-months ended September 30, 1999, compared to $82.0 million in the comparable 1998 period, an improvement of 93 percent. The increase of $76.2 million reflects the aforementioned increase in consolidated operating margin, which was partially offset by the aggregate increase in depreciation and amortization and general and administrative expenses. The increases in depreciation and amortization expense and general and administrative expenses result principally from the same reasons and circumstances that impacted these items during the three-months ended September 30, 1999, described previously.

The Company's equity share in the earnings of its unconsolidated affiliates contributed an aggregate $60.1 million to 1999 pretax year-to-date results, compared to $68.0 million during the comparable 1998 period. The decrease in equity earnings generally reflects lower earnings from the west coast power generation investments and the increased losses in the retail gas alliances incurred as a result of higher advertising costs. The following table provides a summary of equity earnings by investment for the comparable periods.

============================================================================================

                                                             FOR THE NINE-MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                     ---------------------------------------
                                                             1999                 1998
                                                     ---------------------------------------
WHOLESALE GAS AND POWER:
  Accord                                                     $15,020             $13,500
  Power Generation Equity Investments (in aggregate)          38,198              43,882
  Retail Gas Alliances (in aggregate)                         (5,565)             (2,434)
  Other, net                                                     431                 ---
                                                             -------             -------
    TOTAL WHOLESALE GAS AND POWER                             48,084              54,948
                                                             -------             -------

LIQUIDS BUSINESSES:
  Gulf Coast Fractionators                                     2,063               3,111
  West Texas LPG Pipeline Limited Partnership                  3,946               5,104
  Venice Energy Services Company, L.L.C.                       4,875               3,686
  Other, net                                                   1,177               1,154
                                                             -------             -------
    TOTAL LIQUIDS BUSINESSES                                  12,061              13,055
                                                             -------             -------
                                                             $60,145             $68,003
                                                             =======             =======
============================================================================================

Interest expense totaled $59.5 million for the nine-month period ended September 30, 1999, compared to $55.3 million for the same 1998 period. The increase of $4.2 million is principally attributed to higher outstanding principal balances resulting from the acquisition of interests in certain power generating facilities, construction costs associated with power generation projects, construction costs associated with the Lake Charles fractionator and the acquisition of a Canadian gas processing facility. Distributions associated with the Trust Securities totaled $12.5 million in 1999 and 1998.

Other income and expenses, net totaled $11.2 million for the first nine months of 1999 and was $33.1 million in the nine-month period ended September 30, 1998. The 1999 amount is primarily a result of the pre tax gain on sale of an investment and the 1998 amount is primarily from the pre tax gain on sale of Ozark Gas Transmission System and a gas processing facility.

The Company reported an income tax provision of $50.9 million for the nine-month period ended September 30, 1999, representing an effective tax rate of 32 percent, compared to an income tax provision of $35.8 million and an effective rate of 31 percent for the equivalent 1998 period. Differences between the aforementioned effective rates and the statutory rate of 35

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

percent for each of the nine-month periods ended September 30, 1999 and 1998, respectively, result principally from the same factors impacting the effective rates for the three-month periods ended September 30, 1999 and 1998, previously discussed.

WHOLESALE GAS AND POWER

Normalized EBIT for the nine-month period ended September 30, 1999, totaled $149.2 million compared with $131.3 million in the same 1998 period, an increase of 14 percent period over period. Results realized in the two periods were influenced by substantially the same factors that impacted the quarterly results. Both periods were influenced by a lack of significant price volatility in the North American natural gas markets.

Total natural gas volumes sold increased to 9.8 billion cubic feet per day from
8.7 billion cubic feet per day during the first nine months of last year, principally as a result of the aforementioned increase in sales volumes to the retail alliances and to fuel gas-fired generation in the U.S. Total megawatt hours produced and sold during the 1999 quarter aggregated 60.0 million megawatt hours compared to 109.9 million megawatt hours during the 1998 period. The decrease in megawatt hours sold and produced period over period is principally a reflection of the impetus placed by this segment on quality of operating margins over the quantity of sales volumes and the trading volume which occurred as a result of the volatility in electricity markets during prior period 1998.

LIQUIDS

The Liquids segment had normalized EBIT of $71.5 million for the nine-month period ended September 30, 1999, compared to $35.0 million for the same period in 1998. Substantially all of the financial improvement in this segment period-to-period is a result of the 1999 third quarter results and is reflective of the aforementioned commodity price improvements and the successful cost and revenue enhancement initiatives.

Aggregate domestic natural gas liquids processing volumes totaled 122.3 thousand gross barrels per day in 1999 essentially flat when compared to an average 120.7 thousand gross barrels per day during 1998. Fractionation volumes were slightly higher reflecting the third quarter 1999 improvements and the addition of a full year production at the Lake Charles fractionation facility. Natural gas liquids marketing volumes increased period-to-period as the Company aggressively marketed and traded volumes as commodity prices and world demand improved. Crude oil marketing volumes were lower period to period.

OPERATING CASH FLOW

Cash flow from operating activities totaled $96.8 million for the nine-month period ended September 30, 1999, compared to $141.0 million reported in the same 1998 period. Changes in operating cash flow reflect the operating results previously discussed herein and changes in working capital, particularly trade accounts receivables and payables and investment in discretionary inventory volumes period-to-period. The decrease in operating cash flow period over period is principally a result of origination activities in energy trading that will be realized in cash in future periods and increased investment in inventory principally reflecting the higher commodity prices period over period. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the nine-months ended September 30, 1999, the Company spent a net $385.0 million principally on power generation assets, including an interest in a power generation partnership, and additional expenditures related to maintenance capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. The

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the Interim Periods Ended September 30, 1999 and 1998

Company received proceeds of $16.7 million in the first quarter principally related to the sale of an investment. During the nine-months ended September 30, 1998, the Company spent a net $216.0 million, principally on the acquisition of power generating assets, construction costs associated with the previously disclosed Lake Charles fractionation facility and on expenditures for capital improvements at existing facilities. Additionally, during the 1998 period, the Company sold the Ozark Gas Transmission System and several discrete non-strategic assets.

DIVIDEND REQUIREMENTS AND STOCK REPURCHASES

Dynegy declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock are entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. The Company paid approximately $6 million in cash dividends and distributions during each nine-month period ended September 30, 1999 and 1998, respectively.

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

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 17, 1997, Pacific Gas and Electric Company ("PG&E") filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin" or the "Partnership") and its general partners (collectively the "Dynegy Defendants"). Dynegy Power Corp.
and its affiliates now own all of the partnership interests in the Partnership as a result of the purchase of the interests of the two outside partners in the Partnership. In the lawsuit, PG&E asserts claims and alleges unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. PG&E alleges that due to the insufficient use of steam by San Joaquin's steam host, the Partnership did not qualify as a cogenerator pursuant to the California Public Utilities Code ("CPUC") Section 218.5, and thus was not entitled under CPUC Section 454.4 to the discount the Partnership received under gas transportation agreements entered into between PG&E and San Joaquin in 1989, 1991, 1993 and 1995. All of PG&E's claims in this suit arise out of the Partnership's alleged failure to comply with CPUC Section 218.5. The defendants filed a response to the suit on May 15, 1997. On October 20, 1997, PG&E named Libbey-Owens-Ford ("LOF"), the Partnership's steam host, as an additional defendant in the action. On March 30, 1998, the defendants filed their response to PG&E's Second Amended Complaint, denying PG&E's allegations and alleging certain counterclaims against PG&E. By Order dated July 20, 1998, the court dismissed certain of defendants' counterclaims against PG&E, and abated certain others, pending resolution by the CPUC. The trial date is currently February 14, 2000. The Partnership has previously advised the FERC of PG&E's claims, and stated that it would submit any appropriate filings upon completion of its investigation. If the facility was found not to have satisfied the California cogeneration facility standards, there is a strong likelihood that it would also fail to satisfy the more stringent federal standards. In accordance with the terms of a Protective Order entered into by the parties at the commencement of the litigation, PG&E has notified San Joaquin that it may make a FERC filing seeking damages from San Joaquin and decertification of its status as a qualifying facility under the federal standards. Under FERC precedent, if the San Joaquin facility were found not to have been a qualifying facility, San Joaquin could be required to refund to PG&E payments it received pursuant to the Power Purchase Agreement in excess of PG&E's short-term energy costs during the period of non-compliance, plus interest. In the event the court or FERC were to determine that San Joaquin is liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam, San Joaquin notified LOF that it would seek to recover such amounts from LOF under the terms of the Steam Purchase Agreement between San Joaquin and LOF. The parties engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility will continue to operate as a merchant plant. Upon termination of the power purchase agreement, Dynegy will repay project debt of approximately $26 million. By Order dated October 7, 1999, the CPUC approved the Settlement Agreement. The CPUC approval became final on November 8, 1999. The Dynegy Defendants will seek to recover from LOF any losses resulting from the settlement with PG&E.
However, if the settlement is not ultimately concluded, the Dynegy Defendants will seek to recover from LOF any losses or amounts for which it may be found liable. Further, the Company's subsidiaries intend to continue to vigorously defend this action. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations. On April 15, 1999, the Dynegy Defendants filed suit against LOF in the Superior Court of the State of California, County of San Francisco seeking to recover damages the Dynegy Defendants have or will suffer as a result of LOF's failure to purchase steam from the San Joaquin facility in quantities required by the Steam Purchase Contract executed by San Joaquin and LOF. The lawsuit states claims against LOF for breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement/intentional misrepresentation, negligent misrepresentation, fraudulent concealment and non-disclosure, interference with contract and indemnity. The suit has been removed to the United States District Court for the Northern District of California. Following removal, LOF filed a motion to dismiss/stay based on the contention that the issue of QF compliance is essential to the disposition of the suit and that the FERC is vested with the exclusive jurisdiction to address QF compliance. The hearing on the motion was held on August 30, 1999. The District Court took the matter under advisement and has yet to issue its ruling.

On March 24, 1995, Southern California Gas Company ("SOCAL") filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec Energy, Inc., Destec Holdings and Destec Gas Services, Inc. (now

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION

known respectively as Dynegy Power Corp., Dynegy Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). Chalk Cliff Limited and McKittrick Limited are now wholly-owned by subsidiaries of the Company: Chalk Cliff Limited through the purchase of the interests of Dominion Energy, Inc., and McKittrick Limited through the purchase of the interests of UtilCo Group, Inc. and certain affiliates. All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31,000,000. On October 24, 1997, the Court granted SOCAL's Motion for Summary Judgment relating to the breach of contract causes of action against the Partnerships and their respective general partners, and requested that SOCAL submit a proposed order consistent with that ruling for the Court's signature. On November 21, 1997, the Partnerships filed for voluntary Chapter 11 bankruptcy protection in the Eastern District of California. Normal business operations by the Partnerships continued throughout the course of these reorganization proceedings. On January 12, 1998, the Court entered a Final Order that (a) severed out the Partnerships due to their Chapter 11 bankruptcy filings, (b) included a finding of contract liability against the Defendants, (c) dismissed the tortious interference claims against the Defendants, and (d) assessed damages in an aggregate amount of approximately $31,000,000. On the same day, the Defendants filed their Notice of Appeal, and posted a security bond with the Second Appellate District in Los Angeles based on the lack of allegations made or proven by SOCAL which support holding those entities liable in contract. On March 11, 1998, the Partnerships and their respective general partners filed Notices of Appeal with respect to certain findings of fact in the Court's January 12, 1998 Final Order that were adverse to those defendants. On or about April 15, 1998, the Court entered a final judgment against the Partnerships themselves in recognition of the lifting of the automatic stay against those entities by the Bankruptcy Court. The Partnerships filed their appeal of that final judgment on June 4, 1998. On October 21, 1998, the Bankruptcy Court dismissed the voluntary bankruptcy filings of the Partnerships and their respective lenders thereafter notified each of the Partnerships of the occurrences of an Event of Default under the Partnerships' respective credit agreements due to the existence of the SOCAL judgment against them, and have instituted foreclosure proceedings as to the projects. Additionally, receivers were named by the lenders and approved by the Court for each of the projects. In early December 1998, the defendants filed their opening appellate briefs in the appeal of the Court's final judgment. On April 13, 1999, the Court granted a motion by SOCAL to amend the final judgment to include a finding that Destec Energy, Inc. is the alter ego of the Partnerships and their respective general partners. The Court's order named Dynegy as the successor to Destec Energy, Inc. Dynegy has appealed the Court's ruling and will vigorously defend against SOCAL's claims. The parties engaged in settlement discussions, which resulted in the execution of a Settlement Agreement between SOCAL and all Defendants in the pending litigation on August 25, 1999 (the "Settlement Agreement"). The Settlement Agreement provides for, upon the receipt of CPUC approval, the dismissal of the pending litigation, the termination of underlying gas transmission service contracts, and Dynegy's payment of settlement consideration. In connection with the execution of the Settlement Agreement, the lenders have agreed to forebear foreclosure proceedings in respect to the projects pending CPUC approval of the Settlement Agreement.

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

On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims,

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION

the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting its breach of contract claims against Destec and its tortious interference with contract claims against PG&E. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow seeks contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' June 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp).
Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES does not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. In the suit filed by Dow, Dow seeks to recover from DPC any amounts it must pay AES. The Court has yet to set the filing date for DPS' answer to Dow's claims. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting (the "Special Meeting") of the stockholders of the Company was held on October 11, 1999. The purpose of the Special Meeting was to consider and vote upon the following proposals:

1. To approve the adoption of the Agreement and Plan of Merger, dated June 14, 1999, by and among Illinova Corporation, Energy Convergence Holding Company, Energy Convergence Acquisition Corporation, Dynegy Acquisition Corporation and Dynegy Inc.; and

2.  To approve the adoption of the Dynegy Inc. 2000 Long Term Incentive Plan.

The following votes were cast with respect to the approval of the adoption of the Agreement and Plan of Merger, dated June 14, 1999, by and among Illinova Corporation, Energy Convergence Holding Company, Energy Convergence Acquisition Corporation, Dynegy Acquisition Corporation and Dynegy Inc.

          For:                   144,443,075
          Against/Withheld:          141,719
          Abstentions:                 4,033
          Broker non-votes:              -0-


The following votes were cast with respect to the approval of the adoption of the Dynegy Inc. 2000 Long Term Incentive Plan:

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION

          For:                   133,007,249
          Against/Withheld:       11,520,574
          Abstentions:                31,504
          Broker non-votes:              -0-


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.


       EXHIBIT NUMBER                               DESCRIPTION
       --------------                               -----------
             4.1 Indenture dated as of September 26, 1996, Restated as of March 23, 1998 (includes amendments in the First through Fifth Supplemental Indentures) among Dynegy Inc. (formerly known as NGC Corporation) and The First National Bank of Chicago, as Trustee (1)

             4.2                Form of 6.875% Senior Note due 2002 (2)

             4.3                Form of 7.450% Senior Note due 2006 (2)
--------
(1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Inc. dated June 14, 1999.

(2) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Inc. dated July 22, 1999.


(b) Current Report on Form 8-K, Commission File No. 1-11156, dated July 22, 1999, relating to the issuance and sale by Dynegy Inc. of $200,000,000 aggregate principal amount of 6.875% Senior Notes due July 15, 2002 and $200,000,000 aggregate principal amount of 7.450% Senior Notes due July 15, 2006 in an underwritten public offering.

    Current Report on Form 8-K, Commission File No. 1-11156, dated July
    27, 1999, relating to the announcement of 1999 second-quarter results by Dynegy Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                    DYNEGY INC.



Date:   November 15, 1999           By:  /s/  Bradley P. Farnsworth
        -----------------                ---------------------------------------
                                         Bradley P. Farnsworth, Senior Vice
                                         President and Controller
                                         (Principal Accounting Officer)