Form 10-Q
period 2000-03-31
DYNEGY INC /IL/
filed 2000-05-15
CIK 879215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Common stock, no par value per share, 110,369,797 shares outstanding as of May 11, 2000, Class B, no par value, 41,814,305 shares outstanding as of May 11, 2000

                                  DYNEGY INC.
                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I.  FINANCIAL INFORMATION

     Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     Condensed Consolidated Balance Sheets:
         March 31, 2000 and December 31, 1999............................................. 3
     Condensed Consolidated Statements of Operations:
         For the three months ended March 31, 2000 and 1999............................... 4
     Condensed Consolidated Statements of Cash Flows:
         For the three months ended March 31, 2000 and 1999............................... 5
     Notes to Condensed Consolidated Financial Statements................................. 6

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...................................... 14

PART II.  OTHER INFORMATION
     Item 1.    Legal Proceedings........................................................ 29

     Item 2.    Not Applicable........................................................... --

     Item 3.    Not Applicable........................................................... --

     Item 4.    Not Applicable........................................................... --

     Item 5.    Not Applicable........................................................... --

     Item 6.    Exhibits and Reports on Form 8-K......................................... 30

DYNEGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
--------------------------------------------------------------------------------

                                                           March 31,          December 31,
                                                             2000                 1999
                                                         ------------        --------------
                                                          (unaudited)
                                         ASSETS
Current Assets:
Cash and cash equivalents                                  $    2,068           $   45,230
Accounts receivable, net                                    2,098,928            1,992,450
Accounts receivable, affiliates                                60,454               48,966
Inventories                                                   141,871              271,884
Assets from risk management activities                        882,166              379,833
Prepayments and other assets                                  302,682               66,717
                                                          -----------           ----------
                                                            3,488,169            2,805,080
                                                          -----------           ----------
Property, Plant and Equipment                               6,813,591            2,575,100
Less: accumulated depreciation                               (514,294)            (557,219)
                                                          -----------           ----------
                                                            6,299,297            2,017,881
                                                          -----------           ----------
Other Assets:
Investments in unconsolidated affiliates                      688,588              627,335
Assets from risk management activities                        562,584              452,913
Intangible assets, net of amortization                      1,402,634              364,743
Other assets                                                  601,077              257,219
                                                          -----------           ----------
                                                          $13,042,349           $6,525,171
                                                          ===========           ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                          $ 1,596,543           $1,667,199
Accounts payable, affiliates                                  177,099              161,500
Accrued liabilities                                           528,828              184,013
Liabilities from risk-management activities                   717,649              334,080
Notes payable and current portion of long-term debt           476,278              191,731
                                                          -----------           ----------
                                                            3,496,397            2,538,523

Long-Term Debt                                              3,406,264            1,299,333

Other Liabilities:
Transitional Funding Trust Notes                              750,932                  --
Liabilities from risk management activities                   473,242              321,252
Deferred income taxes                                       1,474,194              335,190
Other long-term liabilities                                   793,636              521,391
                                                          -----------           ----------
                                                           10,394,665            5,015,689
                                                          -----------           ----------
Company Obligated Preferred Securities of
 Subsidiary Trust                                             439,027              200,000

Commitments and Contingencies (Note 776)

Stockholders' Equity:
Preferred Stock, $0.01 par value, 50,000,000 shares
 authorized; 8,000,000 shares designated as Series A
 Participating Preferred Stock, 7,815,363 shares
 issued and outstanding at September 30, 1999 and
 December 31, 1999                                                 --               75,418
Preferred Stock, no par value, 70,000,000 shares
 authorized; 6,697,776 shares designated as Series A
 Convertible Preferred Stock and outstanding at
 March 31, 2000                                                   116                   --
Common stock, $0.01 par value, 400,000,000 shares
 authorized; 157,499,001 shares issued and outstanding
 at December 31, 1999                                              --                1,575
Class A Common Stock, no par value, 300,000,000 shares
 authorized; 99,521,250 shares issued and outstanding
 at March 31, 2000                                          1,223,886                   --
Class B Common stock, no par value, 120,000,000 shares
 authorized; 40,521,250 shares issued and outstanding at
 March 31, 2000                                               649,726                   --
Additional paid-in capital                                         --              973,000
Cumulative translation adjustment                              (1,681)                  --
Retained earnings                                             336,610              277,074
Less: treasury stock, at cost; 1,200,700 shares at
 December 31, 1999                                                 --              (17,585)
                                                          -----------           ----------
                                                            2,208,657            1,309,482
                                                          -----------           ----------
                                                          $13,042,349           $6,525,171
                                                          ===========           ==========

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
Revenues                                            $5,349,267   $3,044,973
Cost of sales                                        4,966,427    2,924,896
                                                    ----------   ----------
    Operating margin                                   382,840      120,077
Depreciation and amortization                          110,915       31,288
General and administrative expenses                     89,781       49,542
                                                    ----------   ----------
    Operating income
Equity in earnings of unconsolidated affiliates         12,802       15,063
Other income                                            57,518       13,918
Interest expense                                       (74,114)     (19,234)
Other expenses                                         (55,216)      (4,153)
Minority interest in income of a subsidiary             (9,074)      (4,158)
                                                    ----------   ----------
Income before income taxes                             114,060       40,683
Income tax provision                                    45,054       12,612
                                                    ----------   ----------
Net Income                                          $   69,006   $   28,071
                                                    ==========   ==========
Net Income Per Share:

Net income                                          $   69,006   $   28,071
Less: preferred stock dividends                         (3,378)         (96)
                                                    ----------   ----------
Net income applicable to common stockholders        $   65,628   $   27,975
                                                    ==========   ==========
Basic earnings per share                            $     0.47   $     0.27
                                                    ==========   ==========
Diluted earnings per share                          $     0.45   $     0.25
                                                    ==========   ==========
Basic shares outstanding                               137,117      105,219
                                                    ==========   ==========
Diluted shares outstanding                             145,954      113,496
                                                    ==========   ==========

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)
--------------------------------------------------------------------------------


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $    69,006   $  28,071
Items not affecting cash flows from
 operating activities:
   Depreciation and amortization                            113,195      29,316
   Equity in earnings of affiliates, net of
    cash distributions                                       (6,975)     (9,593)
   Risk management activities                               (76,315)     (8,424)
   Deferred income taxes                                     45,004      14,568
   Other                                                    (10,186)     (2,519)
   Changes in assets and liabilities resulting
    from operating activities:
   Accounts receivable                                      (25,702)    189,963
   Inventories                                              209,486      35,314
   Prepayments and other assets                              51,803      28,494
   Accounts payable                                        (151,926)   (288,038)
   Accrued liabilities                                      (18,036)    (20,852)
Other, net                                                  (57,184)     (8,059)
                                                        -----------   ---------
Net cash provided by operating activities                   142,170     (11,759)
                                                        -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                       (227,250)    (99,918)
Investment in unconsolidated affiliates, net                 (8,507)     (1,418)
Proceeds from asset sales                                   667,111      16,650
Acquisition of business, net of cash acquired            (1,110,965)         --
Other, net                                                       --     (39,060)
                                                        -----------   ---------
Net cash used in investing activities                      (679,611)   (123,746)
                                                        -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                          296,697          --
Repayments of long-term borrowings                          (93,818)     (6,319)
Net proceeds from commercial paper and money
 market lines of credit                                      64,849     127,072
Proceeds from sales of capital stock,
 options and warrants                                       231,358      10,519
Other, net                                                   (4,807)    (12,050)
                                                        ------------  ---------
Net cash provided by financing activities                   494,279     119,222
                                                        ------------  ---------
Net change in cash and cash equivalents                     (43,162)    (16,283)
Cash and cash equivalents, beginning of period               45,230      28,367
                                                        ------------  ---------
Cash and cash equivalents, end of period                $     2,068   $  12,084
                                                        ============  =========


           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 2000 and 1999


Note 1 -- Accounting Policies

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC.

          The financial statements include all material adjustments, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts in order to conform with current year presentation.

Note 2 -- Business Combination

          Dynegy completed its acquisition of Illinova Corporation ("Illinova") on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. In one concurrent merger, a wholly-owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other concurrent merger, a second wholly-owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and former Dynegy continue to exist as wholly-owned subsidiaries of Dynegy Inc., and are referred to as Illinova Holdings Inc. and Dynegy Holdings Inc., respectively. Dynegy accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron U.S.A. Inc., resulting from the size of its ownership interest and its rights under the shareholder agreement, articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy after the merger reflects the assets and liabilities of former Dynegy at historical book values and the assets and liabilities of Illinova at allocated fair values. For accounting purposes, the effective date of the merger was January 1, 2000. This date was selected as a result of the following factors:

 . Affirmative consent had been acquired from both shareholder groups prior to
  January 1, 2000,
 . All regulatory consents had been acquired prior to January 1, 2000, . Material terms of the purchase and sale agreement for the qualifying facilities, a condition precedent to the closing, had been negotiated on or about January 1, 2000, and
 . Board, executive, commercial, financial and regulatory oversight of Illinova's operations had transferred to Dynegy on or about January 1, 2000.

          In the combination, Dynegy shareholders, other than Chevron, NOVA Gas Services (U.S.) Inc. ("NOVA") and BG Holdings, Inc., elected to exchange each former Dynegy share for 0.69 of a share of Dynegy Class A common stock, based on a fixed exchange ratio, or elected to receive $16.50 per share in cash consideration, subject to proration. NOVA and BG Holdings, Inc. elected cash and thereby reduced their respective ownership in Dynegy as part of this combination. Therefore, instead of receiving Dynegy Class A common stock in exchange for their respective shares of former Dynegy common stock, NOVA and the parent of BG Holdings, Inc. each received a combination of cash, subject to proration, and shares of Dynegy Series A Convertible Preferred Stock. Chevron received 0.69 of a share of Dynegy Class B common stock in exchange for each share of former Dynegy common stock and Series A Participating Preferred Stock, respectively. Additionally, as part of the combination, Chevron purchased $200 million of additional Dynegy Class B common stock. Each share of Illinova common stock was converted into one share of Dynegy Class A common stock. Immediately after the combination, former Dynegy shareholders owned approximately 51 percent of the outstanding shares of Dynegy.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 2000 and 1999

          Approximately 60 percent of the consideration received by existing Dynegy shareholders was in the form of Dynegy stock and 40 percent was cash. In aggregate, the cash portion of the consideration approximated $1.08 billion. Dynegy financed the cash component of the merger initially with borrowings under a debt facility and the issuance of $200 million of Class B common stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity and non-strategic assets and from cash flow derived from its operations. The purchase price allocation as presented herein is considered preliminary and is dependent upon subsequent asset sales, if any, and the ultimate resolution of certain pending legal and other contingencies existing at the time of the acquisition.

          The results of operations of the acquired Illinova assets are consolidated with Dynegy's operations beginning January 1, 2000. The following table reflects certain unaudited pro forma information for the period presented as if the Illinova acquisition had taken place on January 1, 1999 (in thousands, except per share data). Pro forma results include non-recurring after-tax gains of $41.8 million, or $0.30 per share.

                                             Three-Month
                                            Period Ended
                                           March 31, 1999
                                           --------------
        Pro forma revenues                    $3,583,100
        Pro forma net income                      87,300
        Pro forma earnings per share                0.57

Note 3 -- Earnings Per Share

          Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to options outstanding and a warrant. Shares associated with the conversion of the Series A Convertible Preferred Stock were anti-dilutive for the three-month period ended March 31, 2000. Shares outstanding and the resulting computation of basic and diluted earnings per share for the quarter ended March 31, 1999, have been restated to give effect to the fixed exchange ratio contained in the terms of the Illinova acquisition.


Note 4 -- Capital Stock

          In April 2000, Dynegy sold approximately 4.6 million primary shares of common equity at $55.00 per share. The offering included approximately 3.3 million shares of Class A common stock sold to the public and approximately 1.3 million shares of Class B common stock sold to Chevron in a private transaction, pursuant to Chevron's existing contractual right to maintain a defined level of ownership interest in Dynegy. Total net proceeds to Dynegy as a result of these transactions approximated $245.1 million. This amount was net of the underwriting commissions and expenses of approximately $16.4 million. Proceeds from the offering were used to reduce short-term indebtedness incurred in the acquisition of Illinova. The offering also included approximately 5.2 million shares of common stock sold by affiliates of BG Group plc and NOVA. Dynegy did not receive any of the proceeds from the secondary sale of common stock. The remaining shares of Series A Convertible Preferred Stock held by BG Group plc and NOVA were converted to Class A common stock pursuant to the terms of the secondary offering.


Note 5 -- Accounting Policy Change

          The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") as amended by

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 2000 and 1999

Financial Accounting Standard No. 137. Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. Provisions of Statement No. 133 must be applied to fiscal periods beginning after June 15, 2000. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement. Management is currently assessing the financial statement impact of the adoption; however, such impact is not determinable at this time.

          Management believes the adoption of the provisions of Statement No. 133 may affect the variability of future periodic results reported by Dynegy, as well as its competitors, as market conditions and resulting trading portfolio valuations change from time to time. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively.


Note 6 -- Unconsolidated Affiliates

          At March 31, 2000, Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 25 percent interest in Midstream Barge Company, L.L.C.; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in various entities, each formed to build (or buy), own and operate power generation facilities located in the United States, the United Kingdom, Asia and South America; a 50 percent interest in Tenaska Marketing Ventures, a marketer of natural gas in the Midwestern United States and, through affiliates, in Canada; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast.

          Also at March 31, 2000, the Company had three cost basis investments:
Altra Energy Technologies, Inc., Canadian Midstream Services, Ltd. and Compton Petroleum Corporation. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:


                                        Three-Months Ended March 31,
                                ------------------------------------------
                                       2000                   1999
                                ------------------     -------------------
                                           Equity                  Equity
                                 Total      Share       Total       Share
                                -------    -------     -------     -------
                                            ($ in thousands)
Revenues (1)                    $814,646   $296,517    $237,304    $93,670
Operating margin (1)            $129,628   $ 37,035    $ 85,762    $34,098
Net income (1)                  $ 48,927   $  6,945    $ 23,733    $10,247

______________________
(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 2000 and 1999


Note 7 -- Commitments and Contingencies

          On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy plans to file a motion to dismiss MID's amended complaint against Dynegy. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

          On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow sought contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' September 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES's original complaint did not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. Following transfer of the litigation, AES added DPC as a defendant, asserting claims similar to the claims asserted against Dow. Dow subsequently dismissed the suit against DPC without prejudice. AES and DPC have reached a settlement of AES's claims against DPC, which was approved by the District Court on April 20, 2000. The order approving the settlement also contains a bar against any claim for contribution that might otherwise be asserted by Dow against DPC. The settlement dismisses AES's suit against DPC with prejudice. The settlement had no impact on Dynegy's results of operations or financial position.

          On November 3, 1999, the U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power")and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and Complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation, Inc. ("DMG")) (Illinois Power and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants" three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 2000 and 1999

non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November, 2001 was set. The initial trial is limited to liability.

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

          Although none of the Defendants' other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well.

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

          The Company is subject to various legal proceedings and claims, which arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company assumed liability for various claims, assessments and litigation in connection with its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.


Note 8 -- Regulatory Issues

          Regulatory issues related to certain of Dynegy's operations, principally its transmission and distribution segment, are subject to final determination by various federal and state agencies. The most significant regulation impacting Dynegy's operations results from laws, rules and regulations promulgated by the State of Illinois through the Illinois Commerce Commission ("ICC") and the Federal government through the Federal Energy Regulatory Commission ("FERC"). As a result, these operations are subject to the provisions of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," which recognizes the economic effects of regulation. Contingent issues impacting the operations of these regulated businesses and commitments associated therewith are summarized below.

          Utility Earnings Cap. Illinois electric utility restructuring legislation enacted in December 1997, P.A. 90-561, contains floor and ceiling provisions applicable to Illinois Power's Return on Equity ("ROE") during a transition period ending in 2006 (or 2008 at the option of the utility and with approval by the ICC). Pursuant to these provisions, Illinois Power may request an increase in its base rates if the two-year average of its earned ROE ("IP ROE") is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, Illinois Power is required to refund amounts to its customers equal to 50 percent of the value earned above a

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 2000 and 1999

defined "ceiling limit". The ceiling limit is exceeded if IP ROE exceeds the Treasury Yield, plus 6.5% in 2000 through 2004 (which increases to 8.5% in 2000 through 2004 if a utility chooses not to implement transition charges after
2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test, but is not included in the floor test calculation.

          Rate Adjustment Provisions. P.A. 90-561 set residential customer base electric rates beginning August 1, 1998, and reduces them an additional 5 percent effective on May 1, 2002. The impact on Illinois Power of the rate directives is a revenue reduction of approximately $75 million in each of the years 2000 and 2001, approximately $92 million in 2002, and approximately $101 million in 2003 and 2004, based on current consumption as compared to rates expected prior to the legislation.

          Direct Access Provisions. Beginning in October 1999, customers with demand greater than 4 MW at a single site and customers with at least 10 sites having aggregate total demand of at least 9.5 MW were free to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers occurs in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. Illinois Power remains obligated to serve all customers who continue to take service from the utility at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges departing customers must pay to Illinois Power are not designed to hold the utility completely harmless from resulting revenue loss because of the mitigation factor described below.

          Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

 . Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transition charges are applicable through 2006 and can be extended two additional years by the ICC.

 . Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and

 . The ROE of utilities is managed through application of floor and ceiling test rules contained in P.A 90-561 described elsewhere herein.

          The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors including future market prices for wholesale and retail energy, and load growth and demand levels in the current Illinois Power service territory.

          ISO Participation. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, Illinois Power, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 16, 1998, the FERC issued an order authorizing the creation of a MISO. The goals of this joint undertaking are: 1) to put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) to enhance regional reliability, and 3) to establish an entity that operates independently of any transmission owner(s) or other market participants. Since January 1998, five other transmission-owning entities joined the MISO. The MISO has a stated goal to be fully operational by June 1, 2001. As a MISO member, Illinois Power provides guarantees of up to $10 million to facilitate MISO access to bank lines of credit during the MISO startup phase.

Note 9 -- Segment Information

          Dynegy's operations are divided into four reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS"), Dynegy Energy Services ("DES") and Transmission and Distribution.

 . Dynegy Marketing and Trade focuses on energy convergence - the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

 . Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes
  North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

 . Dynegy Energy Services markets energy products and services to the retail sector through direct marketing and strategic alliances with leading utility companies

 . Dynegy's transmission and distribution subsidiary, Illinois Power, is based in Decatur, IL. It serves more than 650,000 natural gas and electric utility customers in a 15,000-square-mile area across Illinois.

Operating segment information for the three-month periods ended March 31, 2000 and 1999 is presented below.

-----------------------------------------------------------------------------------------------------------------------------
                                DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   Transmission &
                                           DMT              DMS          DES        Distribution    Elimination      Total
                                       -----------      ----------     -------     --------------   -----------   -----------
                                                                        ($ in thousands)
Unaffiliated revenues:
  Domestic                              $2,698,211      $1,264,364      $16,705      $  381,873      $      --    $ 4,361,153
  Canadian                                 373,466         183,509           --              --             --        556,975
  Europe                                   431,139              --           --              --             --        431,139
                                        ----------      ----------      -------      ----------      ---------    -----------
                                         3,502,816       1,447,873       16,705         381,873             --      5,349,267
                                        ----------      ----------      -------      ----------      ---------    -----------
Intersegment revenues:
  Domestic                                 137,280          52,332          162           4,313       (194,087)            --
  Canadian                                  34,511           8,205           --              --        (42,716)            --
  Europe                                        --              --           --              --             --             --
                                        ----------      ----------      -------      ----------      ---------    -----------
                                           171,791          60,537          162           4,313       (236,803)            --
                                        ----------      ----------      -------      ----------      ---------    -----------
Total revenues                           3,674,607       1,508,410       16,867         386,186       (236,803)     5,349,267
                                        ----------      ----------      -------      ----------      ---------    -----------
Operating margin                           197,177          74,079           69         111,515             --        382,840
Depreciation and amortization               27,580          45,354          227          37,754             --        110,915
Interest expense                           (32,487)         (6,278)        (721)        (34,628)            --        (74,114)
Other income (expense)                      43,234         (34,339)         (37)         (6,556)            --          2,302
Equity earnings                             (1,022)          6,274        7,550              --             --         12,802
Income tax (provision) benefit             (49,975)         11,302       (1,628)         (4,753)            --        (45,054)
Net income                                  74,810         (10,904)       2,129           2,971             --         69,006
Identifiable assets:
  Domestic                              $6,761,951      $1,897,570      $84,847      $3,422,569      $      --    $12,155,937
  Canadian                                 327,927         121,210           --              --             --        439,137
  Europe                                   232,639              --           --              --             --        232,639
  Other                                    214,636              --           --              --             --        214,636
Investment in unconsolidated affiliates    493,554         173,710       21,223             101             --        688,588
Capital expenditures                      (172,086)        (17,091)      (2,538)        (44,042)            --       (235,757)

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 2000 and 1999

          DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2000


-----------------------------------------------------------------------------------------------------------------------------
                                DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   Transmission &
                                           DMT              DMS          DES        Distribution    Elimination      Total
                                       -----------      ----------     -------     --------------   -----------   -----------
                                                                        ($ in thousands)
Unaffiliated revenues:
  Domestic                              $1,630,795      $  698,579      $    --      $       --      $      --     $2,329,374
  Canadian                                 321,013          43,560           --              --             --        364,573
  Europe                                   351,026              --           --              --             --        351,026
                                        ----------      ----------      -------      ----------      ---------     ----------
                                         2,302,834         742,139           --              --             --      3,044,973
                                        ----------      ----------      -------      ----------      ---------     ----------
Intersegment revenues:
  Domestic                                  51,752          42,253           --              --        (94,005)            --
  Canadian                                  11,293              --           --              --        (11,293)            --
  Europe                                        --              --           --              --             --             --
                                        ----------      ----------      -------      ----------      ---------     ----------
                                            63,045          42,253           --              --       (105,298)            --
                                        ----------      ----------      -------      ----------      ---------     ----------
  Total revenues                         2,365,879         784,392           --              --       (105,298)     3,044,973
                                        ----------      ----------      -------      ----------      ---------     ----------
Operating margin                            70,106          49,971           --              --             --        120,077
Depreciation and amortization               (8,561)        (22,727)          --              --             --        (31,288)
Interest expense                            (9,569)         (9,665)          --              --             --        (19,234)
Other income (expense)                      10,653            (888)          --              --             --          9,765
Equity earnings                             13,286           2,426         (649)             --             --         15,063
Income tax (provision) benefit             (15,751)          2,912          227              --             --        (12,612)
Net income                                  26,920           1,573         (422)             --             --         28,071
Identifiable assets:
  Domestic                              $2,840,733      $2,047,501      $10,443      $       --      $      --     $4,898,677
  Canadian                                 253,927          42,458           --              --             --        296,385
  Europe                                   119,323              --           --              --             --        119,232
Investment in unconsolidated affiliates    340,756         160,409       10,443              --             --        511,608
Capital expenditures                       (80,431)        (20,905)          --              --             --       (101,336)

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


          The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

General

          Company Profile. Dynegy is a leading provider of energy products and services in North America, the United Kingdom and Europe. Products marketed by the Company's wholesale operations include natural gas, electricity, coal, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large scale energy marketing operation with strategically located assets, which augment the marketing efforts, affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

          From inception of operations in 1984 until 1990, the Company limited its activities primarily to natural gas marketing. Starting in 1990, business operations began expanding through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and established energy marketing operations in both Canada and the United Kingdom. The Company initiated domestic electric power marketing operations in February 1994. Effective March 1, 1995, the Company acquired Trident NGL Holding, Inc., a fully integrated natural gas liquids company. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were acquired. Effective July 1, 1997, the Company acquired Destec Energy, Inc., a leading independent power producer and developer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century. In 1999, the Company initiated electric power marketing operations in the United Kingdom and in Europe. On February 1, 2000, Dynegy completed its acquisition of Illinova Corporation ("Illinova"), a holding company owning unregulated fossil-fueled generation and regulated transmission and distribution capabilities, strategically located in the upper mid-west United States.

          Business Segments. Dynegy's operations are divided into four reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS"), Dynegy Energy Services ("DES") and Transmission and Distribution.

 . Dynegy Marketing and Trade focuses on energy convergence - the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

 . Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes
  North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

 . Dynegy Energy Services markets energy products and services to the retail sector through direct marketing and strategic alliances with leading utility companies.

 . Dynegy's transmission and distribution subsidiary, Illinois Power, is based in Decatur, Ill. It serves more than 650,000 natural gas and electric utility customers in a 15,000-square-mile area across Illinois.


          Uncertainty of Forward-Looking Statements and Information. This Form 10-Q contains various forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that are based on management's beliefs as well as assumptions made by and information

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


currently available to management. When used in this document, words such as "anticipate", "estimate", "project", "forecast" and "expect" reflect forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected, forecasted or expected. Among the key risk factors that may have a direct bearing on Dynegy's results of operations and financial condition are:

 . Competitive practices in the industries in which Dynegy competes;
 . Fluctuations in commodity prices for natural gas, electricity, natural gas liquids, crude oil or coal;
 . Fluctuations in energy commodity prices which could not or have not been properly hedged or that are inconsistent with Dynegy's open position in its energy marketing activities;
 . Operational and systems risks;
 . Environmental liabilities which are not covered by indemnity or insurance;
 . General economic and capital market conditions, including fluctuations in interest rates;
 . Foreign operations risk associated with the potential volatility of emerging countries and fluctuations in foreign currency exchange rates; and . The impact of current and future laws and governmental regulations
  (particularly environmental regulations) affecting the energy industry in general, and Dynegy's operations in particular.

Business Risk Management Assessment

          Dynegy's operations and periodic returns are impacted by a myriad of factors, some of which may not be mitigated by risk management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, operational risks, environmental risks, management estimations, strategic investment decisions, changes in competition and changes in regulation.

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

          The Company employs the mark-to-market method of accounting for a portion of its operations, which accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently in its results of operations the net gains or losses resulting from the revaluation of these contracts. As a result, substantially all of the operations of the Company's world-wide gas marketing, power marketing, and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. In certain of these markets, long-term contract commitments may extend beyond the

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market quotations. The application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves.

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

          Dynegy's stated business strategy is to expand ownership or control of merchant generation capacity in select markets across the country. Dynegy believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. This strategy heightens the risk for volatility in periodic returns by increasing the Company's exposure to variability in anticipated demand resulting from:

 . changing weather patterns,
 . unexpected delays in industry-wide construction of new capacity, . unforeseen supply constraints or bottlenecks resulting from transmission failures or other factors,
 . unforeseen new technologies, and
 . other similar factors.

          Further, as Dynegy moves forward with the execution of its strategic plan of capturing a 10 to 15 percent share of the wholesale power market, risk of earnings volatility increases through exposure to unanticipated variability in generation capacity dependability factors. As a result of supply contracts routine in the industry, Dynegy's exposure relating to performance by these generating assets resides not only with owned and controlled assets, but also with third-party operated facilities. The volatility of earnings, whether it be favorable or unfavorable, will likely be most profound during periods of peak demand when, and if, regional industry-wide generation capacity fails or is curtailed. The increasing importance of and dependency upon physical generation of electricity as a percentage of Dynegy's overall portfolio and strategy may substantially alter Dynegy's earnings risk profile over time.

          Finally, the addition of these generation assets to Dynegy's portfolio may increase enterprise exposure to environmental and regulatory laws and regulations. These exposures could result in increased expenditures for capital improvements to meet certain statutory requirements or expenditures for remediation of unanticipated environmental contamination. The potential redirection of capital to these types of expenditures could reduce the level of available discretionary capital currently expected to be used in executing Dynegy's strategic plan in future periods.

          Many of these risks are outside the control of Dynegy and may not be fully mitigated through application of risk management methods and/or state-of-the-art, first quartile operating methods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


          Segment Price Fluctuation Exposures. DMT's integrated component businesses include: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Historically, fuel costs, principally natural gas, represented the primary variable cost impacting the financial performance of the Company's investment in power generating facilities. Operating margins at these facilities were relatively insensitive to commodity price fluctuations since most purchase and sales contracts contained variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, the Company's investment strategy, which emphasizes growth of merchant generation capacity, is altering the makeup of its generation asset portfolio. The growth of merchant generation capacity as a percentage of total available capacity increases the Company's exposure to commodity price risk. The financial performance and cash flow derived from merchant generation capacity is impacted, either favorably or unfavorably, by changes in and the relationship between the cost of the commodity fueling the facilities and electricity prices.

          Operating margins associated with DMS' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and the availability of inlet volumes. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid marketing business. The impact from changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices which, in turn influences the volumes of gas processed. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $6 to $8 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

          DES operating margins may be impacted by fixed-price commodity risk imbedded in certain contractual arrangements entered into by the segment. Such commodity price risk is managed, on a portfolio basis, with similar commodity risks inherent in the operations of the other business segments.

          Operating margins in the transmission and distribution businesses may be impacted by commodity price fluctuations resulting from purchases of electricity used in supplying service to its customers. Illinois Power has contracted for volumes from various suppliers under contracts having various commercial terms. Certain of these contracts do not obligate the supplier to provide replacement power to Illinois Power in the event of a curtailment or shutdown of operating facilities. Management believes that these arrangements provide a significant, stable supply of electricity that will allow it to effectively manage supply needs and reduce the risk of short-term supply shortages during periods of peak demand. However, if the commodity volumes supplied from these agreements are inadequate to cover Illinois Power's native load, Illinois Power will be required to purchase its supply needs in open-market purchases at prevailing market prices. Such

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999

purchases would expose Illinois Power to commodity price risk. Price risk associated with gas marketing operations of Illinois Power is mitigated through contractual terms applicable to the business, as allowed by the ICC. Illinois Power, through support from Dynegy, applies prudent risk-management practices in order to minimize these market risks. Such risk-management practices may not fully mitigate these exposures.

          Seasonality. Dynegy's revenue and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with power marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. Dynegy believes that prospective seasonal fluctuations in demand and market prices for natural gas will reduce over time as industry-wide gas-fired merchant generation capacity expands in the United States. Revenue and operating margin in the Transmission and Distribution businesses reflect a trend similar to DMT's marketing operations reflecting higher seasonal gas sales in the winter and higher seasonal electricity sales in the summer. DMS' businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price, consistent with the trend in the Company's natural gas operations, as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

          Effect of Inflation. Although Dynegy's operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

Liquidity and Capital Resources

          The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and natural gas liquids marketing businesses. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses (a.k.a., "Merchant Leverage Effect"). For the foreseeable future, the Company's primary focus will be the acquisition and/or construction of merchant power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets.

          Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At March 31, 2000, availability under various credit agreements totaled $1.6 billion. Of this available liquidity, $854 million was restricted for use by Dynegy Inc., $410 million by Dynegy Holdings Inc., $343 million was restricted for use by Illinova Holdings Inc. and $11 million was available for use under other bank facilities. Approximately $950 million of shelf availability remains under outstanding registration statements consisting of $500 million at Dynegy Inc. and $450 million at Dynegy Holdings Inc., which may be used for general corporate purposes. Management believes additional financing arrangements can be obtained at reasonable terms, if required.

          Dynegy expended approximately $1.08 billion cash to acquire a pro rata portion of the outstanding common stock of former Dynegy pursuant to the terms of the Illinova merger. Dynegy financed the cash component of the merger initially with borrowings under a debt facility and the issuance of $200 million of Class B common stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity and non-strategic assets and from cash flow derived from its operations.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


          In April 2000, Dynegy sold approximately 4.6 million primary shares of common equity at $55.00 per share. The offering included approximately 3.3 million shares of Class A common stock sold to the public and approximately 1.3 million shares of Class B common stock sold to Chevron in a private transaction, pursuant to Chevron's existing contractual right to maintain a defined level of ownership interest in Dynegy. Total net proceeds to Dynegy as a result of these transactions approximated $245.1 million. This amount was net of the underwriting commissions and expenses of approximately $16.4 million. Proceeds from the offering were used to reduce short-term indebtedness incurred in the acquisition of Illinova.

          Pursuant to part of its stated plan to finance the cash portion of the Illinova merger, the Company has successfully disposed of non-strategic, under-performing assets and certain qualifying facilities for aggregate net proceeds of approximately $667 million. The proceeds from these sales were first used to retire indebtedness incurred in the acquisition of Illinova and then redeployed into new business ventures.

          Dynegy assumed $2.3 billion of outstanding long-term indebtedness held by the Illinova consolidated group as part of the Illinova merger. At January 1, 2000, aggregate maturities of all long-term indebtedness assumed in the merger totaled ($ in millions): 2000 - $150.0; 2001 - $30.0; 2002 - $115.7; 2003 -
$190.0, and 2004 and beyond - $1,811.6. In a public offering effective March 15, 2000, Dynegy issued $300 million of 8.125% Senior Notes due March 15, 2005, through one of its subsidiaries, Dynegy Holdings Inc. Total proceeds net of underwriting costs were $296.7 million. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning September 15, 2000. Proceeds were used to repay existing Illinois Power indebtedness.

          Dynegy's consolidated capital structure at March 31, 2000, adjusted for the pro forma effects of the primary common equity offering completed in April 2000, reflects a debt to equity relationship that exceeds the historic norm. Dynegy continues to review alternatives to re-constitute and strengthen its balance sheet in order to provide sufficient liquidity required to execute its business strategy. Management believes that the maintenance of investment grade credit ratings at Dynegy Inc., Dynegy Holdings Inc. and at Illinois Power, combined with a continued ready access to debt and equity capital at reasonable rates and sufficient trade credit to operate its businesses efficiently are keys to accomplishing this goal. However, management is unable to predict with certainty when and whether the capital structure of Dynegy Inc. will return to levels existing prior to the Illinova merger.

Other Matters

          Illinova Acquisition. Dynegy completed its acquisition of Illinova on February 1, 2000. In the combination, Dynegy shareholders, other than Chevron, NOVA Gas Services (U.S.) Inc. ("NOVA") and BG Holdings, Inc., elected to exchange each former Dynegy share for 0.69 of a share of Dynegy Class A common stock, based on a fixed exchange ratio, or elected to receive $16.50 per share in cash consideration, subject to proration. NOVA and BG Holdings, Inc. elected cash and thereby reduced their respective ownership in Dynegy as part of this combination. Therefore, instead of receiving Dynegy Class A common stock in exchange for their respective shares of former Dynegy common stock, NOVA and the parent of BG Holdings, Inc. each received a combination of cash, subject to proration, and shares of Dynegy Series A Convertible Preferred Stock. Chevron received shares of Dynegy Class B common stock in exchange for all of its shares of former Dynegy common stock and Series A Participating Preferred, respectively. Additionally, as part of the combination, Chevron purchased $200 million of additional Dynegy Class B common stock. Each share of Illinova common stock was converted into one share of Dynegy Class A common stock. Immediately after the combination, former Dynegy shareholders owned approximately 51 percent of the outstanding shares of Dynegy.

          Strategic eCommerce Investment. In April 2000, Dynegy invested $25 million for a minority interest in eSpeed, Inc. Technology employed by eSpeed Inc. will serve as the platform for the development of at least four new commodity-specific electronic spot and futures marketplaces in which the marketing subsidiaries of Dynegy and other marketers, including Williams Companies Inc., may participate. Products that could ultimately be traded include natural gas, electricity, natural gas liquids, petrochemicals, crude oil and bandwidth. eSpeed anticipates that an electronic marketplace for natural gas and electricity

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


will be made available to market participants like Dynegy and Williams in the third quarter, with the development of additional marketplaces by the end of 2000.

          Capital Asset Program. The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of forty state-of-the-art gas-fired turbines, representing a capital commitment of approximately $1.3 billion. Delivery of the manufactured turbines is occurring ratably through 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

          European Investment. In April, the company announced plans to participate in the construction and ownership of two gas-fired power generation plants in Germany through a consortium composed of Dynegy (10.0 percent interest), Marubeni Corporation (64.9 percent interest) and BAW Holding West GmbH (25.1 percent interest). The two plants will have combined generating capacity of 1,200 megawatts. A 400-megawatt facility will be built near Dortmund, while an 800-megawatt facility will be constructed near Ahaus. Upon completion in March 2003, the facilities will provide power primarily to industrial customers and municipalities in the northwest region of Germany. Dynegy, utilizing its experience in the U.S. and European energy markets, will lead the development of the projects' commercial activities, including fuel procurement and power sales.

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

                                                               March 31,             December 31,
                                                                 2000                    1999
                                                           ---------------------------------------
                                                                  (absolute notional amounts)
Natural Gas (Trillion Cubic Feet)                                6.505                    5.702
Electricity (Million Megawatt Hours)                           215.642                   42.949
Natural Gas Liquids (Million Barrels)                           26.845                   19.902
Crude Oil (Million Barrels)                                         --                   35.554
Interest Rate Swaps (in thousands of US Dollars)              $     --                 $ 36,524
Weighted Average Fixed Interest Rate Paid on Swaps                  --                    8.210
U.K. Pound Sterling (in thousands of US Dollars)              $ 70,625                 $ 85,812
Average U.K. Pound Sterling Contract Rate (in US Dollars)     $ 1.6236                 $ 1.6191
Canadian Dollar (in thousands of US Dollars)                  $296,369                 $288,898
Average Canadian Dollar Contract Rate (in US Dollars)         $ 0.6850                 $ 0.6775

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


          Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using value at risk. The quantification of market risk using value at risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on value at risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to value at risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to value at risk, Dynegy performs regular stress and scenario analysis to measure extreme losses due to exceptional events. The value at risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the value at risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates value at risk using a JP Morgan RiskMetrics TM approach assuming a one-day holding period and a 95 percent confidence level. At March 31, 2000, the value at risk for Dynegy's trading and risk-management portfolios approximated $10.2 million and the average of such value during the three-month period ended March 31, 2000 was estimated at $6.4 million.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


Results of Operations

          Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three-month periods ended March 31, 2000 and 1999, respectively.

Three-Month Periods Ended March 31, 2000 and 1999

          For the quarter ended March 31, 2000, Dynegy realized net income of $69.0 million, or $0.45 per diluted share, compared with first quarter 1999 net income of $28.1 million, or $0.25 per diluted share. Current period results included the operations acquired in the Illinova merger beginning on from January 1, 2000. Additionally, first quarter 2000 results included a non-recurring after-tax gain on the sale of certain qualifying generation facilities of $33.8 million and after-tax charges aggregating $44.2 million related to the sale and impairment of certain natural gas liquids assets, the adjustment in the carrying value of the domestic crude assets related to the anticipated sale of the business and merger related costs. First quarter 1999 results included an after-tax $5.8 million non-recurring gain on the sale of an investment. Recurring net income for first quarter 2000 totaled $79.4 million, or $0.52 per diluted share compared with recurring net income for first quarter 1999 of $22.3 million, or $0.20 per diluted share.

          First quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas and a significant contribution from Dynegy's European business unit. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher product prices and lower expenses, and in the transmission and distribution business of IP, where a strategic focus on efficient operations continues to lower costs and improve service reliability. Consolidated operating margin for the current quarter totaled $382.8 million compared to $120.1 million for the same 1999 period, reflecting improved margins in DMT and DMS operations and the additional earnings attributable to the newly acquired Transmission and Distribution segment. DMT contributed $197.2 million to first quarter 2000 consolidated operating margin compared to $70.1 million reported in first quarter 1999, an increase of 181 percent. DMS contributed $74.1 million in first quarter 2000 operating margin, a $24.1 million improvement over the 1999 period. The Transmission and Distribution segment, acquired in the Illinova acquisition, contributed $111.5 million to first quarter 2000 operating margin.

          Operating income increased $142.9 million quarter-to-quarter, reflecting the significantly higher operating results from the convergence and liquids businesses as well as the contribution of the operations acquired in the Illinova merger. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense in the 2000 quarter reflect the impact of the Illinova merger, the impairment of natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses also reflects the impact of the Illinova merger as well as incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements and higher variable compensation costs period-to-period.

          Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $12.8 million and $15.1 million to pre-tax quarterly earnings in the 2000 and 1999 periods, respectively. Variances period-to-period in these results reflect the impact of weather driven demand, changes in commodity prices, particularly as these changes impacted DMS' investments, and the sale of the qualifying facilities. The following table provides a summary of equity earnings by investment for the comparable periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


-------------------------------------------------------------------------------
                EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES
-------------------------------------------------------------------------------
                                         For the Three-Months Ended March 31,
                                       ----------------------------------------
                                                2000                1999
                                       -------------------  -------------------
Dynegy Marketing & Trade:
  Accord                                       $ 3,750             $ 4,500
  Power Generation Equity Investments
   (in aggregate)                               (4,772)              8,620
  Other, net                                        --                 167
                                               -------             -------
                                                (1,022)             13,287
                                               -------             -------
Dynegy Energy Services:                          7,550                (649)
                                               -------             -------
Dynegy Midstream Services:
  Gulf Coast Fractionators                         701                 870
  West Texas LPG Pipeline Limited
   Partnership                                   1,304                 872
  Venice Energy Services Company, L.L.C.         2,449                 294
  Other, net                                     1,820                 389
                                               -------             -------
                                                 6,274               2,425
                                               -------             -------
                                               $12,802             $15,063
                                               =======             =======

          Interest expense totaled $74.1 million for the quarter ended March 31, 2000, compared to $19.2 million for the equivalent 1999 period. The variance is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on variable rate borrowings was higher in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly-owned subsidiaries totaled $9.1 and $4.2 million for the quarter ended March 31, 2000 and 1999, respectively. The increase in expense period-to-period reflects the assumption of Illinova's outstanding obligations resulting from the merger.

          Other income and expenses, net reflected a gain of $2.3 million in the quarter ended March 31, 2000 compared with income of $9.8 million in the 1999 period. The 2000 quarter included a pre-tax gain on the sale of certain qualifying generation facilities of $52.0 million and pre-tax charges aggregating $43.0 million related to the sale of certain natural gas liquids assets and merger related costs. The 1999 period included a pre-tax gain of $8.9 million related to the sale of an investment. The remaining amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other non-recurring income and expense items in both periods.

          The Company reported an income tax provision of $45.1 million for the three-month period ended March 31, 2000, compared to an income tax provision of $12.6 million for the 1999 period. The effective rates approximated 39 and 31 percent in 2000 and 1999, respectively. The difference between the aforementioned effective rate and the statutory rate of 35 percent for 2000 results primarily from state income taxes. The difference for the 1999 periods results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999

Segment Disclosures -

-------------------------------------------------------------------------------
                           DYNEGY MARKETING & TRADE
-------------------------------------------------------------------------------
                                              Three Months Ended March 31,
                                       ----------------------------------------
                                                2000                1999
                                       -------------------  -------------------
                                                    (in thousands)
Operating Margin:
  Power Marketing and Generation              $113,819            $ 37,432
  Natural Gas Marketing                         32,353              24,602
  European Gas and Power Marketing              51,005               8,071
Equity Investments                              (1,022)             13,287
                                              --------            --------
    Subtotal-Financial Contribution            196,155              83,392

  Depreciation                                 (27,580)             (8,561)
  General and Administrative Expenses          (51,256)            (31,539)
  Other Items                                   43,234              10,653
                                              --------            --------
    Earnings Before Interest and Taxes         160,553              53,945
Interest Expense                               (35,768)            (11,274)
                                              --------            --------
    Pre-tax Earnings                           124,785              42,671
Income Tax Provision                            49,975              15,751
                                              --------            --------
    Net Income                                $ 74,810            $ 26,920
                                              ========            ========
    Recurring Net Income(1)                   $ 48,001            $ 21,155
                                              ========            ========

Operating Statistics:
  Natural Gas Marketing (Bcf/d) -
    U.S. Sales Volumes                             7.3                 7.0
    Canadian Sales Volumes                         2.3                 2.3
    Europe Sales Volumes                           2.0                 1.6
                                              --------            --------
                                                  11.6                10.9
                                              ========            ========

Power Generation (Million Megawatt Hours
 Generated) -
  Gross                                            6.9                 3.6
  Net                                              5.8                 2.4
Electric Power Marketing - Million
 Megawatt Hours                                   15.1                13.1
                                              --------            --------
                                                  20.9                15.5
                                              ========            ========

------------
1. Recurring net income consists of segment reported net income adjusted for identified non-recurring items more fully described in the following text.


          Dynegy Marketing & Trade reported recurring segment net income of $48.0 million for the three-month period ended March 31, 2000, compared with recurring net income of $21.2 million in the 1999 quarter. Included in first quarter 2000 earnings is a non-recurring after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and an after-tax $7.0 million charge related to merger costs. Included in first quarter 1999 earnings is a non-recurring after-tax gain of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by:

 . additional unregulated merchant generating acquired in the Illinova merger, . increased domestic and European power origination, and . improved returns from worldwide power and gas marketing and trading operations, offset by

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


 . increased depreciation and general and administrative expenses reflecting the impact of the Illinova acquisition, higher variable compensation costs and increased capital and overhead costs required to support the larger, more diverse base of operations.

          Total megawatt hours produced and sold during the 2000 quarter aggregated 20.9 million megawatt hours compared to 15.5 million megawatt hours during the 1999 period. The increase is a result of the additional megawatt hours acquired in the Illinova acquisition and the increase in trading volumes due to more favorable market conditions. Total natural gas volumes sold increased to 11.6 billion cubic feet per day from 10.9 billion cubic feet per day during last year's first quarter, principally as a result of increased volumes sold to the retail alliances and to fuel gas-fired generation in the U.S.

-------------------------------------------------------------------------------
                           DYNEGY MIDSTREAM SERVICES
-------------------------------------------------------------------------------
                                              Three Months Ended March 31,
                                       ----------------------------------------
                                                2000                1999
                                       -------------------  -------------------
                                                    (in thousands)
Operating Margin:
  Upstream Operations                         $ 32,368            $ 18,240
  Downstream Operations                         41,711              31,632
Equity Investments                               6,274               2,425
                                              --------            --------
    Subtotal-Financial Contribution             80,353              52,397

  Depreciation                                 (45,354)            (22,727)
  General and Administrative Expenses          (15,780)            (18,003)
  Other Items                                  (34,339)               (888)
                                              --------            --------
    Earnings (Loss) Before Interest
     and Taxes                                 (15,120)             10,779
Interest Expense                                (7,086)            (12,118)
                                              --------            --------
    Pre-tax Earnings (Loss)                    (22,206)             (1,339)
Income Tax Benefit                             (11,302)             (2,912)
                                              --------            --------
    Net Income (Loss)                         $(10,904)           $  1,573
                                              ========            ========
    Recurring Net Income(1)                   $ 24,177            $  1,573
                                              ========            ========

Operating Statistics:
  Natural Gas Liquids Processed
   (MBbls/d - Gross) -
    Field Plants                                  75.4                88.5
    Straddle Plants                               41.1                28.6
                                              --------            --------
                                                 116.5               117.1
                                              ========            ========

Barrels Received for Fractionation (MBbls/d)     219.3               161.3
Natural Gas Liquids Sold                         595.5               539.4

Average commodity Prices:
  Henry Hub Natural Gas (First of Month)      $   2.53            $   1.75
  Crude Oil - Cushing                            26.23               10.39
  Average Mont Belvieu Price                      0.53                0.23

------------
1. Recurring net income consists of segment reported net income adjusted for identified non-recurring items more fully described in the following text.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


          Dynegy Midstream Services reported recurring net income of $24.2 million in the first quarter of 2000 compared with recurring net income of $1.6 million in the same 1999 quarter. Included in first quarter 2000 earnings is an aggregate non-recurring after-tax charge of $35.1 million relating to the sale and impairment of certain assets and businesses and allocated merger costs. On a pre-tax basis, $25 million of this charge is included in depreciation expense and $29 million is included in other items. Recurring results of operations period-to-period were influenced by:

 . substantially improved natural gas liquids commodity prices, . volatile commodity markets,
 . on-time inventory management techniques,
 . lower operating costs,
 . an active hedging program in 2000,
 . lower depreciation costs, and
 . lower general and administrative and non-variable compensation expenses.

          Aggregate domestic natural gas liquids processing volumes totaled
116.5 thousand gross barrels per day in 2000 compared to an average 117.1 thousand gross barrels per day during 1999. The net decrease in processing volumes is a result of a decrease in field volumes resulting from the sale of the Ark-La-Tex assets in fourth quarter 1999 and the mid-continent assets in March 2000. Increases in straddle plant volumes, which reflect the improved pricing relationship between natural gas and natural gas liquids period-to-period, partially offset the lower field plant production in 2000. After deducting the impact on 1999's first quarter production of volumes related to the Ark-La-Tex and mid-continent assets, normalized processing volumes increased 14 percent in 2000. Fractionation volumes increased principally as a result of the aforementioned improved relationship between natural gas and natural gas liquids prices that induced increased straddle production period-to-period resulting in greater volumes available for fractionation. Natural gas liquids marketing volumes were higher period over period reflecting improved demand in the chemicals and wholesale markets.

-------------------------------------------------------------------------------
                            DYNEGY ENERGY SERVICES
-------------------------------------------------------------------------------
                                              Three Months Ended March 31,
                                       ----------------------------------------
                                                2000                1999
                                       -------------------  -------------------
                                                    (in thousands)
Retail Operating Margin                        $    69               $  --
Equity Investments                               7,550                (649)
                                               -------               -----
    Subtotal-Financial Contribution              7,619                (649)

  Depreciation                                    (227)                 --
  General and Administrative Expenses           (2,808)                 --
  Other Items                                      (37)                 --
                                               -------               -----
    Earnings (Loss) Before Interest
     and Taxes                                   4,547                (649)
Interest Expense                                  (790)                 --
                                               -------               -----
    Pre-tax Earnings (Loss)                      3,757                (649)
Income Tax Provision Benefit                     1,628                (227)
                                               -------               -----
    Net Income (Loss)                          $ 2,129               $(422)
                                               =======               =====
    Recurring Net Income (Loss)(1)             $ 2,316               $(422)
                                               =======               =====

------------
1. Recurring net income consists of segment reported net income adjusted for identified non-recurring items more fully described in the following text.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999

         Dynegy Energy Services reported recurring net income of $2.3 million, compared with a recurring net loss of $422,000 in the 1999 period. Improved earnings reflect positive results in the quarter related to the segment's interests in its mid-west and southeast retail alliances. This segment was formed effective with the acquisition of Illinova and is engaged in the marketing of retail energy products and services through direct marketing and strategic alliances with regional market leaders. Dynegy's goal is to form a North American network of regional retail energy alliances while building upon Illinova's retail operations, which included three distinct strategies: commercial & industrial and retail commodity sales and services; non-commodity energy related products and services; and, energy information software products.

-------------------------------------------------------------------------------
                         TRANSMISSION AND DISTRIBUTION
-------------------------------------------------------------------------------
                                              Three Months Ended March 31,
                                       ----------------------------------------
                                                2000                1999
                                       -------------------  -------------------
                                                    (in thousands)
Operating Margin                              $111,515            $     --
  Depreciation                                 (37,754)                 --
  General and Administrative Expenses          (19,937)                 --
  Other Items                                   (6,556)                 --
                                              --------            --------
    Earnings (Loss) Before Interest
     and Taxes                                  47,268                  --
Interest Expense                               (39,544)                 --
                                              --------            --------
    Pre-tax Earnings (Loss)                      7,724                  --
Income Tax Benefit                               4,753                  --
                                              --------            --------
    Net Income (Loss)                         $  2,971            $     --
                                              ========            ========
    Recurring Net Income(1)                   $  4,906            $     --
                                              ========            ========

Operating Statistics:
  Electric Sales in KWH (Millions) -
    Residential                                1,236.0                  --
    Commercial                                 1,041.0                  --
    Industrial                                 2,098.0                  --
    Other                                         92.0                  --
                                              --------            --------
      Sales to Ultimate Customers              4,467.0                  --
    Interchange                                   47.0                  --
                                              --------            --------
      Total Electric Sales                     4,514.0                  --
                                              ========            ========

Gas Sales in Therms (Millions) -
  Residential                                    145.0                  --
  Commercial                                      61.0                  --
  Industrial                                      24.0                  --
                                              --------            --------
    Sales to Ultimate Customers                  230.0                  --
Transportation of Customer-Owned Gas              75.0                  --
Interdepartmental Sales                           60.0                  --
                                              --------            --------
    Total Gas Sales                              311.0                  --
                                              ========            ========

------------
1. Recurring net income consists of segment reported net income adjusted for identified non-recurring items more fully described in the following text.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2000 and 1999


          The Transmission and Distribution segment, acquired in the Illinova acquisition, reported recurring net income of $4.9 million for the first quarter 2000, which amount included a $1.9 million after-tax non-recurring merger cost charge. This segment includes Illinois Power, Dynegy's regulated transmission and distribution subsidiary, engaged in the transmission, distribution and sale of electricity and natural gas to approximately 650,000 customers across a 15,000 square-mile area of Illinois.

Operating Cash Flow

          Cash flow from operating activities totaled $142.2 million for the three-month period ended March 31, 2000, compared to a use of cash of $(11.8) million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein and changes in working capital, particularly investment in discretionary inventory volumes period-to-period. Changes in other working capital accounts, which include trade receivables and payables prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

Capital Expenditures and Investing Activities

          Investing activities in the 2000 quarter included the aforementioned acquisition of Illinova and a net $235.8 million expended principally on construction of power generation assets, maintenance capital related to the transmission and distribution segment and investment associated with technology infrastructure. Dynegy financed the cash component of the Illinova acquisition initially with borrowings under a debt facility and commercial paper and the issuance of $200 million of Class B common stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity and non-strategic assets and from cash flow derived from its operations. The Company received cash inflows of approximately $667 million in the first quarter 2000 principally related to the sale of certain qualifying facilities and liquids assets. These cash inflows were used primarily to retire indebtedness resulting from the acquisition. During the three-months ended March 31, 1999, the Company spent $140.3 million, principally on the acquisition of power generating assets, maintenance capital improvements at existing facilities and capital investment associated with technology infrastructure. Additionally, during the 1999 period, the Company received proceeds of $16.7 million principally related to the sale of an investment.

Financing Activities

          As an integral part of the Illinova acquisition, Chevron purchased shares of Class B Common Stock for $200 million. Proceeds from this sale were used to partially finance the cash portion of the merger.

Dividend Requirements

          Dynegy declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. Effective the date of the merger, the holders of Class A and Class B common stock are entitled to receive dividends for 2000 of $0.60 per share if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. The holders of Class B common stock have certain conversion features and maintain certain preemptive rights under the shareholder agreement. The holders of Series A Convertible Preferred Stock are entitled to receive dividends of $3.00 per share annually if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Dividends on the preferred shares are cumulative from the date of issuance and are payable quarterly on the last day of March, June, September and December. The preferred stock carries certain priority, liquidation, redemption, conversion and voting rights not available to the common shareholders. The Company paid approximately $9.5 million in cash dividends and distributions during the three-month period ended March 31, 2000 and $2.0 million during the three-month period ended March 31, 1999.

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy plans to file a motion to dismiss MID's amended complaint against Dynegy. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow sought contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' September 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES's original complaint did not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. Following transfer of the litigation, AES added DPC as a defendant, asserting claims similar to the claims asserted against Dow. Dow subsequently dismissed the suit against DPC without prejudice. AES and DPC have reached a settlement of AES's claims against DPC, which was approved by the District Court on April 20, 2000. The order approving the settlement also contains a bar against any claim for contribution that might otherwise be asserted by Dow against DPC. The settlement dismisses AES's suit against DPC with prejudice. The settlement had no impact on Dynegy's results of operations or financial position.

         On November 3, 1999, the U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power")and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and Complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation, Inc. ("DMG")) (Illinois Power and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants" three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November, 2001 was set. The initial trial is limited to liability.

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION


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

         Although none of the Defendants' other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well.

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

         The Company is subject to various legal proceedings and claims, which arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company assumed liability for various claims, assessments and litigation in connection with its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.


Item 6 - Exhibits and Reports on Form 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

    Exhibit Number              Description
    --------------              -----------
       +10.1            Dynegy Inc. Deferred Compensation Plan for Certain
                        Directors

       +10.2 Employment Agreement effective February 1, 2000 between Matthew K. Schatzman and Dynegy

(b) Current Report on Form 8-K, Commission File No. 1-11156, dated January 6, 2000, relating to the premature announcement of the Dynegy/Illinova Merger closing by the New York Times.

    Current Report on Form 8-K, Commission File No. 1-11156, dated February 2, 2000, relating to the closing of the Dynegy/Illinova Merger.

    Current Report on Form 8-K, Commission File No. 1-11156, dated February 29, 2000, relating to the filing of Dynegy/Illinova pro forma financial information.

    Current Report on Form 8-K, Commission File No. 1-11156, dated March 17, 2000, relating to the filing of Illinova Corporation audited financial statements and Dynegy/Illinova pro forma financial information.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                              DYNEGY INC.




Date:  May  15, 2000                          By:  /s/  Bradley P. Farnsworth
                                                 -----------------------------
                                                 Bradley P. Farnsworth, Senior
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)