Form 10-Q
period 2000-06-30
DYNEGY INC /IL/
filed 2000-08-14
CIK 879215

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000


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

                                www.dynegy.com
                           (Registrant's home page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      -----   ------

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Common stock, no par value per share, 112,144,624 shares outstanding as of August 9, 2000, Class B, no par value, 42,665,272 shares outstanding as of August 9, 2000

                                  DYNEGY INC.
                               TABLE OF CONTENTS

                                                                                        Page
PART I.  FINANCIAL INFORMATION

     Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets:
         June 30, 2000 and December 31, 1999.........................................      3
     Condensed Consolidated Statements of Operations:
         For the three months ended June 30, 2000 and 1999...........................      4
     Condensed Consolidated Statements of Operations:
         For the six months ended June 30, 2000 and 1999.............................      5
     Condensed Consolidated Statements of Cash Flows:
         For the six months ended June 30, 2000 and 1999.............................      6
     Notes to Condensed Consolidated Financial Statements............................      7

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..................................     19


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings....................................................     39

     Item 2.    Not Applicable.......................................................     --

     Item 3.    Not Applicable.......................................................     --

     Item 4.    Not Applicable.......................................................     --

     Item 5.    Submission of Matters to a Vote of Security Holders..................     40

     Item 6.    Exhibits and Reports on Form 8-K.....................................     41

DYNEGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                                                          June 30,         December 31,
                                                                                            2000               1999
                                                                                        -------------     --------------
                                                                                         (unaudited)
                           ASSETS
Current Assets:
Cash and cash equivalents                                                             $       78,064       $     45,230
Accounts receivable, net                                                                   2,449,306          1,992,450
Accounts receivable, affiliates                                                              107,745             48,966
Inventories                                                                                  177,529            271,884
Assets from risk management activities                                                     2,767,923            379,833
Prepayments and other assets                                                                 198,663             66,717
                                                                                      --------------       ------------
                                                                                           5,779,230          2,805,080
                                                                                      --------------       ------------
Property, Plant and Equipment                                                              6,911,330          2,575,100
Less: accumulated depreciation                                                              (492,938)          (557,219)
                                                                                      --------------       ------------
                                                                                           6,418,392          2,017,881
                                                                                      --------------       ------------
Other Assets:
Investments in unconsolidated affiliates                                                     755,768            627,335
Assets from risk management activities                                                       810,658            452,913
Intangible assets, net of amortization                                                     1,409,133            364,743
Other assets                                                                                 551,230            257,219
                                                                                      --------------       ------------
                                                                                       $  15,724,411       $  6,525,171
                                                                                      ==============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                      $    2,094,301       $  1,667,199
Accounts payable, affiliates                                                                 238,635            161,500
Accrued liabilities                                                                          507,174            184,013
Liabilities from risk management activities                                                2,425,660            334,080
Notes payable and current portion of long-term debt                                           80,400            191,731
                                                                                      --------------       ------------
                                                                                           5,346,170          2,538,523

Long-Term Debt                                                                             2,939,930          1,299,333

Other Liabilities:
Transitional funding trust notes                                                             651,187                ---
Liabilities from risk management activities                                                  834,646            321,252
Deferred income taxes                                                                      1,410,197            335,190
Other long-term liabilities                                                                  681,372            418,102
                                                                                      --------------       ------------
                                                                                          11,863,502          4,912,400
                                                                                      --------------       ------------
Minority Interest (Note 7)                                                                   937,532            103,289

Company Obligated Preferred Securities of Subsidiary Trust                                   345,838            200,000

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
    8,000,000 shares designated as Series A Participating Preferred Stock,
    7,815,363 shares issued and outstanding at  December 31, 1999                               ---              75,418
Common stock, $0.01 par value, 400,000,000 shares authorized;
    157,499,001 shares issued and outstanding at December 31, 1999                              ---               1,575
Class A Common Stock, no par value, 300,000,000 shares authorized;
    111,543,251 shares issued and outstanding at June 30, 2000                             1,468,759                ---
Class B Common Stock, no par value, 120,000,000 shares authorized;
    42,144,861 shares issued and outstanding at June 30, 2000                                735,899                ---
Additional paid-in capital                                                                       ---            973,000
Accumulated other comprehensive income                                                           567                ---
Retained earnings                                                                            372,314            277,074
Less: treasury stock, at cost; 1,200,700 shares at December 31, 1999                             ---            (17,585)
                                                                                      --------------       ------------
                                                                                           2,577,539          1,309,482
                                                                                      --------------       ------------
                                                                                       $  15,724,411       $  6,525,171
                                                                                      ==============       ============

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                                 June 30,
                                                                                     ------------------------------
                                                                                         2000              1999
                                                                                     ------------      ------------
 Revenues                                                                            $  5,719,542      $  3,160,757
 Cost of sales                                                                          5,412,004         3,035,010
                                                                                     ------------      ------------
     Operating margin                                                                     307,538           125,747

 Depreciation and amortization                                                             87,844            31,750
 General and administrative expenses                                                       75,294            47,091
                                                                                     ------------      ------------
     Operating income                                                                     144,400            46,906

 Equity in earnings of unconsolidated affiliates                                           57,275            13,224
 Other income                                                                              33,043             7,449
 Interest expense                                                                         (66,896)          (18,186)
 Other expenses                                                                           (21,000)           (3,725)
 Minority interest in income of a subsidiary                                               (8,056)           (4,158)
                                                                                     ------------      ------------
 Income before income taxes                                                               138,766            41,510
 Income tax provision                                                                      48,165            13,534
                                                                                     ------------      ------------
 Net Income                                                                          $     90,601      $     27,976
                                                                                     ============      ============
 Net Income Per Share:

 Net income                                                                          $     90,601      $     27,976
 Less: preferred stock dividends                                                          (31,814)              (97)
                                                                                     ------------      ------------
 Net income applicable to common stockholders                                        $     58,787      $     27,879
                                                                                     ============      ============
 Basic earnings per share                                                            $       0.39      $       0.26
                                                                                     ============      ============
 Diluted earnings per share                                                          $       0.38      $       0.25
                                                                                     ============      ============
 Basic shares outstanding                                                                 149,708           105,945
                                                                                     ============      ============
 Diluted shares outstanding                                                               156,559           115,420
                                                                                     ============      ============

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share data)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     ------------------------------
                                                                                         2000              1999
                                                                                     ------------      ------------
 Revenues                                                                            $ 11,068,809      $  6,205,730
 Cost of sales                                                                         10,378,431         5,959,906
                                                                                     ------------      ------------
     Operating margin                                                                     690,378           245,824

 Depreciation and amortization                                                            198,759            63,038
 General and administrative expenses                                                      165,075            96,633
                                                                                     ------------      ------------
     Operating income                                                                     326,544            86,153

 Equity in earnings of unconsolidated affiliates                                           70,077            28,287
 Other income                                                                              90,561            21,367
 Interest expense                                                                        (141,010)          (37,420)
 Other expenses                                                                           (76,216)           (7,878)
 Minority interest in income of a subsidiary                                              (17,130)           (8,316)
                                                                                     ------------      ------------
 Income before income taxes                                                               252,826            82,193
 Income tax provision                                                                      93,219            26,146
                                                                                     ------------      ------------
 Net Income                                                                          $    159,607      $     56,047
                                                                                     ============      ============
 Net Income Per Share:

 Net income                                                                          $    159,607      $     56,047
 Less: preferred stock dividends                                                          (35,070)             (194)
                                                                                     ------------      ------------
 Net income applicable to common stockholders                                        $    124,537      $     55,853
                                                                                     ============      ============
 Basic earnings per share                                                            $       0.86      $       0.53
                                                                                     ============      ============
 Diluted earnings per share                                                          $       0.83      $       0.49
                                                                                     ============      ============
 Basic shares outstanding                                                                 144,962           105,674
                                                                                     ============      ============
 Diluted shares outstanding                                                               150,748           114,008
                                                                                     ============      ============

           See notes to condensed consolidated financial statements.

DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                             ----------------------------------
                                                                                 2000                 1999
                                                                             ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $    159,607          $      56,047
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                 184,746                 57,719
    Equity in earnings of affiliates, net of cash distributions                   (49,809)               (10,766)
    Risk management activities                                                   (140,731)               (41,971)
    Deferred income taxes                                                          85,180                 25,852
    Gain on sale of assets, net                                                   (46,236)                (8,935)
    Other                                                                          28,001                  9,510

Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                          (464,506)               (71,374)
    Inventories                                                                   168,045                (33,983)
    Prepayments and other assets                                                  155,717                 39,340
    Accounts payable                                                              435,792                132,960
    Accrued liabilities                                                          (132,186)               (21,755)
Other, net                                                                        (34,644)               (14,148)
                                                                             ------------          -------------
Net cash provided by operating activities                                         348,976                118,496
                                                                             ------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                             (378,124)              (170,532)
Investment in unconsolidated affiliates, net                                      (62,497)               (44,098)
Proceeds from asset sales                                                         737,816                 16,650
Acquisition of business, net of cash acquired                                  (1,110,965)                   ---
Other, net                                                                            ---                (39,061)
                                                                             ------------          -------------
Net cash used in investing activities                                            (813,770)              (237,041)
                                                                             ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                              1,152,760                    ---
Repayments of long-term borrowings                                               (259,792)               (13,040)
Net (payments) proceeds from commercial paper and money market lines
of credit                                                                        (799,616)               127,587
Proceeds from sales of capital stock, options and warrants                        558,523                    ---
Redemption of Illinois Power Serial Preferred Stock                               (93,189)                   ---
Dividends and other, net                                                          (61,058)                 3,766
                                                                             ------------          -------------
Net cash provided by financing activities                                         497,628                118,313
                                                                             ------------          -------------
Net change in cash and cash equivalents                                            32,834                   (232)
Cash and cash equivalents, beginning of period                                     45,230                 28,367
                                                                             ------------          -------------
Cash and cash equivalents, end of period                                     $     78,064          $      28,135
                                                                             ============          =============

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999


NOTE 1 - ACCOUNTING POLICIES

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

     The financial statements include all material adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

NOTE 2 - BUSINESS COMBINATION

     Dynegy completed its acquisition of Illinova Corporation ("Illinova") on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. In one concurrent merger, a wholly owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other concurrent merger, a second wholly owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc., and are referred to as Illinova Holdings Inc. and Dynegy Holdings Inc., respectively. Dynegy accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron U.S.A. Inc., resulting from the size of its ownership interest and its rights under the shareholder agreement, articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy after the merger reflect the assets and liabilities of former Dynegy at historical book values and the assets and liabilities of Illinova at allocated fair values. For accounting purposes, the effective date of the merger was January 1, 2000. This date was selected as a result of the following factors:

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

     In the combination, Dynegy shareholders, other than Chevron, NOVA Gas Services (U.S.) Inc. ("NOVA") and BG Holdings, Inc. ("BG"), elected to exchange each former Dynegy share for 0.69 of a share of Dynegy Class A common stock, based on a fixed exchange ratio, or elected to receive $16.50 per share in cash consideration, subject to proration. NOVA and BG elected cash and thereby reduced their respective ownership in Dynegy as part of this combination. Therefore, instead of receiving Dynegy Class A common stock in exchange for their respective shares of former Dynegy common stock, NOVA and the parent of BG each received a combination of cash, subject to proration, and shares of Dynegy Series A Convertible Preferred Stock. Chevron received 0.69 of a share of Dynegy Class B common stock in exchange for each share of former Dynegy common stock and Series A Participating Preferred Stock, respectively. Additionally, as part of the combination, Chevron purchased $200 million of additional Dynegy Class B common stock. Each share of Illinova common stock was converted into one share of Dynegy Class A common stock. Immediately after the combination, former Dynegy shareholders owned approximately 51 percent of the outstanding shares of Dynegy.

     Approximately 60 percent of the consideration received by existing Dynegy shareholders was in the form of Dynegy stock and 40 percent was cash. In aggregate, the cash portion of the consideration approximated $1.08 billion. Dynegy financed the cash component of the merger initially with borrowings under a debt facility and the issuance of $200 million of

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999


Class B common stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity, the disposition of certain non-strategic assets, the refinancing of Illinova's unregulated generation and cash flow derived from its operations. The purchase price allocation as presented herein is considered preliminary and is dependent upon the continued analysis of certain pending legal and other contingencies existing at the time of the acquisition.

     The results of operations of the acquired Illinova assets are consolidated with Dynegy's operations beginning January 1, 2000. The following table reflects certain unaudited pro forma information for the period presented as if the Illinova acquisition had taken place on January 1, 1999 (in thousands, except per share data). Pro forma results for the six months ended June 30, 1999, include non-recurring after-tax gains of $41.8 million, or $0.30 per diluted share.


                                   THREE-MONTH      SIX-MONTH
                                  PERIOD ENDED    PERIOD ENDED
                                  JUNE 30, 1999   JUNE 30, 1999
                               --------------------------------
Pro forma revenues                   $3,626,300      $7,209,400
Pro forma net income                     38,900         126,200
Pro forma earnings per share               0.23            0.80


NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to options outstanding and a warrant. Shares associated with the conversion of the Series A Convertible Preferred Stock were anti-dilutive for the three- and six-months ended June 30, 2000. Shares outstanding and the resulting computation of basic and diluted earnings per share for the three- and six-months ended June 30, 1999, have been restated to give effect to the fixed exchange ratio contained in the terms of the Illinova acquisition.


NOTE 4 - CAPITAL STOCK

     In the second quarter of 2000, Dynegy sold approximately 5.8 million shares of common equity at $55.00 per share. The offerings included approximately 4.2 million shares of Class A common stock sold to the public and approximately 1.6 million shares of Class B common stock sold to Chevron in a private transaction, pursuant to Chevron's existing contractual right to maintain a defined level of ownership interest in Dynegy. Total net proceeds to Dynegy as a result of these transactions approximated $307.8 million. This amount was net of the underwriting commissions and expenses of approximately $8.0 million. Proceeds from the offerings were used to reduce short-term indebtedness incurred in the acquisition of Illinova.

     Also in the second quarter of 2000, a non-recurring special stock dividend payment of $31.8 million was made to BG and NOVA prior to the conversion of their preferred shares to common shares.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999


NOTE 5 - ACCOUNTING POLICY CHANGE

     The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") as amended by Financial Accounting Standard Nos. 137 and 138. Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. Provisions of Statement No. 133 must be applied to fiscal periods beginning after June 15, 2000. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement. Management is currently assessing the financial impact of the adoption; however, such impact is not determinable at this time.

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


NOTE 6 - UNCONSOLIDATED AFFILIATES

     At June 30, 2000, Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in various entities, each formed to build (or buy), own and operate power generation facilities located in the United States, the United Kingdom, Asia and South America; a 50 percent interest in Tenaska Marketing Ventures, a marketer of natural gas in the Midwestern United States and, through affiliates, in Canada; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast.

     In April 2000, Dynegy invested $25 million for a minority interest in eSpeed, Inc. The eSpeed technology will serve as a platform for the development of electronic spot and futures marketplaces that will be made available to market participants. This investment is classified as available-for-sale, thus the unrealized gains or losses associated with this investment, net of tax, is a component of accumulated other comprehensive income.

     At June 30, 2000, the Company had three other cost basis investments in addition to eSpeed: Altra Energy Technologies, Inc., Canadian Midstream Services, Ltd. and Compton Petroleum Corporation. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table to follow:

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999



                                      SIX-MONTHS ENDED JUNE 30,
                             -------------------------------------------
                                      2000                  1999
                             ---------------------   -------------------
                                           EQUITY                EQUITY
                               TOTAL       SHARE      TOTAL     SHARE
                             ----------   --------   --------   --------
                                          ($ IN THOUSANDS)
      Revenues (1)           $1,526,544   $577,626   $533,405   $211,180
                             ==========   ========   ========   ========
      Operating Margin (1)   $  186,832   $ 55,764   $182,343   $ 72,380
                             ==========   ========   ========   ========
      Net Income (1)         $  183,192   $ 64,495   $ 44,649   $ 19,233
                             ==========   ========   ========   ========

______________________
(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable.


NOTE 7 - MINORITY INTEREST

     In June 2000, the Company invested in a limited liability corporation in exchange for a managing interest. A third party investor contributed $850.0 million in exchange for a non-controlling, preferred interest that entitles them to an adjustable preferred return related to an investment in certain generating facilities, currently 7.35%. The limited liability company is a separate legal entity from Dynegy and has separate assets, liabilities and business plans. Absent certain events, Dynegy has the option to acquire the third party investor's interest in the limited liability company. If Dynegy does not acquire the investor's interest before June 2010, the limited liability corporation will liquidate its assets and dissolve. The limited liability corporation is a consolidated entity and the third-party investor's interest in the limited liability company is reflected as a minority interest. Minority interest also includes third-party investments in certain other consolidated entities, principally relating to DMS operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy has filed a motion to dismiss MID's amended complaint against Dynegy, which motion is scheduled to be heard in August 2000. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999



     On November 3, 1999, the U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power")and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and Complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation, Inc. ("DMG")) (Illinois Power and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November, 2001 was set. The initial trial is limited to liability.

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


NOTE 9 - REGULATORY ISSUES

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

             For the Interim Periods Ended June 30, 2000 and 1999



Types of Regulation," which recognizes the economic effects of regulation. Contingent issues impacting the operations of these regulated businesses and commitments associated therewith are summarized below.

     UTILITY EARNINGS CAP. Illinois electric utility restructuring legislation enacted in December 1997, P.A. 90-561, contains floor and ceiling provisions applicable to Illinois Power's Return on Equity ("ROE") during a transition period ending in 2006 (or 2008 at the option of the utility and with approval by the ICC). Pursuant to these provisions, Illinois Power may request an increase in its base rates if the two-year average of its earned ROE ("IP ROE") is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, Illinois Power is required to refund amounts to its customers equal to 50 percent of the value earned above a defined "ceiling limit". The ceiling limit is exceeded if IP ROE exceeds the Treasury Yield, plus 6.5% in 2000 through 2004 (which increases to 8.5% in 2000 through 2004 if a utility chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test, but is not included in the floor test calculation.

     RATE ADJUSTMENT PROVISIONS. P.A. 90-561 set residential customer base electric rates beginning August 1, 1998, and reduces them an additional 5 percent effective on May 1, 2002. The impact on Illinois Power of the rate directives is a revenue reduction of approximately $75 million in each of the years 2000 and 2001, approximately $92 million in 2002, and approximately $101 million in 2003 and 2004, based on projected consumption as compared to rates expected prior to the legislation.

     DIRECT ACCESS PROVISIONS. Beginning in October 1999, customers with demand greater than 4 MW at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW, and customers representing one-third of the remaining load in the non-residential class were free to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers occurs December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor.

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

     INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 16, 1998, the FERC issued an order authorizing the creation of a MISO. The goals of this joint undertaking are: 1) to put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) to enhance regional reliability, and 3) to establish an entity that operates independently of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of the FERC's Order No. 888. Since January 1998, eight other transmission-owning entities have joined the MISO. The MISO has a stated goal to be fully operational by November 1, 2001.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999


NOTE 10 - SEGMENT INFORMATION

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

 . Dynegy's transmission and distribution subsidiary, Illinois Power, is based in Decatur, Illinois. It serves more than 650,000 natural gas and electric utility customers in a 15,000-square-mile area across Illinois.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999


Operating segment information for the three- and six-month periods ended June 30, 2000 and 1999 is presented below.

                                    DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                       TRANSMISSION &
                                                 DMT            DMS           DES       DISTRIBUTION     ELIMINATION      TOTAL
                                              ----------     ----------     -------        ----------    -----------  ----------
                                                                              ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic                                    $3,166,316     $1,138,947     $   ---        $  331,720    $       ---  $4,636,983
  Canadian                                       455,628        259,724         ---               ---            ---     715,352
  European                                       367,207            ---         ---               ---            ---     367,207
                                              ----------     ----------     -------        ----------    -----------  ----------
                                               3,989,151      1,398,671         ---           331,720            ---   5,719,542
                                              ----------     ----------     -------        ----------    -----------  ----------
Intersegment revenues:
  Domestic                                       216,662        374,430         238             7,512       (598,842)        ---
  Canadian                                        15,477            347         ---               ---        (15,824)        ---
  European                                           ---            ---         ---               ---            ---         ---
                                              ----------     ----------     -------        ----------    -----------  ----------
                                                 232,139        374,777         238             7,512       (614,666)        ---
                                              ----------     ----------     -------        ----------    -----------  ----------

Total revenues                                 4,221,290      1,773,448         238           339,232       (614,666)  5,719,542
                                              ----------     ----------     -------        ----------    -----------  ----------

Operating margin                                 164,670         54,288         365            88,215            ---     307,538

Depreciation and amortization                    (29,965)       (18,849)       (150)          (38,880)           ---     (87,844)

Interest (expense) income                        (36,359)         3,181        (832)          (32,886)           ---     (66,896)

Other income (expense)                             5,771         (1,153)        567             6,858            ---      12,043

Equity earnings (loss), net                       52,241          5,078         (44)              ---            ---      57,275

Income tax (provision) benefit                   (40,964)       (11,760)      1,604             2,955            ---     (48,165)

Net income (loss)                                 71,540         16,262        (889)            3,688            ---      90,601

Identifiable assets:
  Domestic                                     9,206,024      1,887,489      78,326         3,388,704            ---  14,560,543
  Canadian                                       440,821        162,528         ---               ---            ---     603,349
  Europe                                         362,359            ---         ---               ---            ---     362,359
  Other                                          198,160            ---         ---               ---            ---     198,160


Investment in unconsolidated affiliates          583,840        150,032      21,790               106            ---     755,768

Capital expenditures                            (137,412)       (42,207)       (916)          (24,329)           ---    (204,864)

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999

                                       DYNEGY'S SEGMENT DATA FOR QUARTER ENDED JUNE 30, 1999

                                                                              TRANSMISSION &
                                      DMT            DMS          DES           DISTRIBUTION     ELIMINATION       TOTAL
                                  ----------     ----------     -------        -------------     -----------     ----------
                                                                      ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic                        $1,639,929      $  961,876    $   ---        $      ---        $    ----       $2,601,805
  Canadian                           337,045          66,382        ---               ---              ---          403,427
  European                           155,525             ---        ---               ---              ---          155,525
                                  ----------      ----------    -------        ----------        ---------       ----------
                                   2,132,499       1,028,258        ---               ---              ---        3,160,757
                                  ----------      ----------    -------        ----------        ---------       ----------
Intersegment revenues:
  Domestic                            75,332          58,410        ---               ---         (133,742)             ---
  Canadian                             9,990             ---        ---               ---           (9,990)             ---
  European                               ---             ---        ---               ---              ---              ---
                                  ----------      ----------    -------        ----------        ---------       ----------
                                      85,322          58,410        ---               ---         (143,732)             ---
                                  ----------      ----------    -------        ----------        ---------       ----------
     Total revenues                2,217,821       1,086,668        ---               ---         (143,732)       3,160,757
                                  ----------      ----------    -------        ----------        ---------       ----------

Operating margin                      70,809          54,938        ---               ---              ---          125,747

Depreciation and amortization         (8,823)        (22,927)       ---               ---              ---          (31,750)

Interest expense                      (9,004)         (9,182)       ---               ---              ---          (18,186)

Other income (expense)                 4,897          (1,173)       ---               ---              ---            3,724

Equity earnings (loss)                12,310           3,353     (2,439)              ---              ---           13,224

Income tax (provision)               (15,000)            611        855               ---              ---          (13,534)
 benefit

Net income (loss)                     23,097           6,463     (1,584)              ---              ---           27,976

Identifiable assets:
  Domestic                        $3,434,672      $1,989,945    $15,729        $      ---        $     ---       $5,440,346
  Canadian                           383,912          26,744        ---               ---              ---          410,656
  Europe                              76,004             ---        ---               ---              ---           76,004

Investment in unconsolidated         363,112         162,736      9,631               ---              ---          535,479
 affiliates

Capital expenditures                 (98,757)        (14,537)       ---               ---              ---         (113,294)

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999



                                    DYNEGY'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                   TRANSMISSION &
                                    DMT            DMS                 DES          DISTRIBUTION     ELIMINATION          TOTAL
                                -----------     -----------          ---------     ---------------  --------------    -------------
                                                                         ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic                      $5,874,239       $2,403,311           $ 6,993        $  713,593    $           ---    $   8,998,136
  Canadian                         829,094          443,233               ---               ---                ---        1,272,327
  European                         798,346              ---               ---               ---                ---          798,346
                                ----------       ----------           -------        ----------    ---------------    -------------
                                 7,501,679        2,846,544             6,993           713,593                ---       11,068,809
                                ----------       ----------           -------        ----------    ---------------    -------------
Intersegment revenues:
  Domestic                         353,942          426,762               400            11,825           (792,929)             ---
  Canadian                          49,988            8,552               ---               ---            (58,540)             ---
  European                             ---              ---               ---               ---                ---              ---
                                ----------       ----------           -------        ----------    ---------------    -------------
                                   403,930          435,314               400            11,825           (851,469)             ---
                                ----------       ----------           -------        ----------    ---------------    -------------
    Total revenues               7,905,609        3,281,858             7,393           725,418           (851,469)      11,068,809
                                ----------       ----------           -------        ----------    ---------------    -------------

Operating margin                   361,847          128,367               434           199,730                ---          690,378

Depreciation and amortization      (57,545)         (64,203)             (377)          (76,634)               ---         (198,759)

Interest expense                   (68,846)          (3,097)           (1,553)          (67,514)               ---         (141,010)

Other income (expense)              49,005          (35,492)              530               302                ---           14,345

Equity earnings                     51,219           11,352             7,506               ---                ---           70,077

Income tax provision               (90,939)            (458)              (24)           (1,798)               ---          (93,219)

Net income                         146,350            5,358             1,240             6,659                ---          159,607

Identifiable assets:
  Domestic                       9,206,024        1,887,489            78,326         3,388,704                ---       14,560,543
  Canadian                         440,821          162,528               ---               ---                ---          603,349
  Europe                           362,359              ---               ---               ---                ---          362,359
  Other                            198,160              ---               ---               ---                ---          198,160

Investment in unconsolidated
 affiliates                        583,840          150,032            21,790               106                ---          755,768

Capital expenditures              (309,498)         (59,298)           (3,454)          (68,371)               ---         (440,621)

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999


                                                               DYNEGY'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                              TRANSMISSION &
                                      DMT            DMS          DES           DISTRIBUTION     ELIMINATION       TOTAL
                                  ----------     ----------     -------        -------------     -----------     ----------
                                                                      ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic                        $3,270,724      $1,660,455    $   ---        $      ---        $    ----       $4,931,179
  Canadian                           658,058         109,942        ---               ---              ---          768,000
  European                           506,551             ---        ---               ---              ---          506,551
                                  ----------      ----------    -------        ----------        ---------       ----------
                                   4,435,333       1,770,397        ---               ---              ---        6,205,730
                                  ----------      ----------    -------        ----------        ---------       ----------
Intersegment revenues:
  Domestic                           127,084         100,663        ---               ---         (227,747)             ---
  Canadian                            21,283             ---        ---               ---          (21,283)             ---
  European                               ---             ---        ---               ---              ---              ---
                                  ----------      ----------    -------        ----------        ---------       ----------
                                     148,367         100,663        ---               ---         (249,030)             ---
                                  ----------      ----------    -------        ----------        ---------       ----------
     Total revenues                4,583,700       1,871,060        ---               ---         (249,030)       6,205,730
                                  ----------      ----------    -------        ----------        ---------       ----------

Operating margin                     140,914         104,910        ---               ---              ---          245,824

Depreciation and amortization        (17,384)        (45,654)       ---               ---              ---          (63,038)

Interest expense                     (18,573)        (18,847)       ---               ---              ---          (37,420)

Other income (expense)                15,550          (2,061)       ---               ---              ---           13,489

Equity earnings (loss)                25,597           5,778     (3,088)              ---              ---           28,287

Income tax (provision)               (30,751)          3,523      1,082               ---              ---          (26,146)
 benefit

Net income (loss)                     50,017           8,036     (2,006)              ---              ---           56,047

Identifiable assets:
  Domestic                        $3,434,672      $1,989,945    $15,729        $      ---        $     ---       $5,440,346
  Canadian                           383,912          26,744        ---               ---              ---          410,656
  Europe                              76,004             ---        ---               ---              ---           76,004

Investment in unconsolidated         363,112         162,736      9,631               ---              ---          535,479
 affiliates

Capital expenditures                (179,188)        (35,442)       ---               ---              ---         (214,630)


NOTE 11 - SUBSEQUENT EVENTS

     In July 2000, the Company's Board of Directors authorized a two-for-one split of the Company's Class A and Class B common stock. Dynegy shares will begin trading on a split-adjusted basis on August 22, 2000.

     In August 2000, Dynegy announced that it had signed a letter of intent to acquire Extant, Inc., a privately held communications solutions company providing centralized clearinghouse services, OSS (Operating Systems Software) integration and network expansion capabilities to communications service providers. Dynegy's net investment consists of $60 million in cash and 1.25 million shares of Dynegy Inc. common stock. The purchase is expected to close by the end of the third quarter of 2000. Following the transaction, Dynegy will establish Dynegy Global Communications, a new division that, in addition to pursuing other communications opportunities, will own 80 percent of a limited partnership called Dynegy Connect, which will conduct many of the activities previously conducted by Extant. Dynegy Connect will incur approximately $400 million to complete development and implementation of the network and connectivity solution over the next two years.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999


     Also in August 2000, Dynegy announced an expansion of its energy convergence business into the Northeast with the execution of a definitive agreement to acquire 1,700 megawatts (MW) of power generation facilities for $903 million. Both facilities are located approximately 50 miles north of New York City. The transaction is subject to approvals from the Federal Trade Commission, the Federal Energy Regulatory Commission and the New York Public Service Commission. It is expected to close during the first quarter of 2001.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

 GENERAL

     COMPANY PROFILE. Dynegy is a leading provider of energy products and services in North America, the United Kingdom and continental Europe. Products marketed by the Company's wholesale operations include natural gas, electricity, coal, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large-scale energy marketing operation with strategically located assets, which augment the marketing efforts, affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

     From inception of operations in 1984 until 1990, the Company limited its activities primarily to natural gas marketing. Starting in 1990, business operations began expanding through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and established energy marketing operations in both Canada and the United Kingdom. The Company initiated domestic electric power marketing operations in February 1994. Effective March 1, 1995, the Company acquired Trident NGL Holding, Inc., a fully integrated natural gas liquids company. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were acquired. Effective July 1, 1997, the Company acquired Destec Energy, Inc., a leading independent power producer and developer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21/st/ Century. In 1999, the Company initiated electric power marketing operations in the United Kingdom and in continental Europe. On February 1, 2000, Dynegy completed its acquisition of Illinova Corporation ("Illinova"), a holding company owning unregulated fossil-fueled generation and regulated transmission and distribution capabilities, strategically located in the upper mid-west United States.

     In August 2000, Dynegy announced that it had signed a letter of intent to acquire Extant, Inc., a privately held communications solutions company providing centralized clearinghouse services, OSS (Operating Systems Software) integration and network expansion capabilities to communications service providers. Dynegy's net investment consists of $60 million in cash and 1.25 million shares of Dynegy Inc. common stock. The purchase is expected to close by the end of the third quarter of 2000. Following the transaction, Dynegy will establish Dynegy Global Communications, a new division that, in addition to pursuing other communications opportunities, will own 80 percent of a limited partnership called Dynegy Connect, which will conduct many of the activities previously conducted by Extant. This new division will be reported as a separate segment when the purchase closes.

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

 . Dynegy's transmission and distribution subsidiary, Illinois Power, is based in Decatur, Illinois. It serves more than 650,000 natural gas and electric utility customers in a 15,000-square-mile area across Illinois.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


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

 . Volatility of commodity prices for natural gas, electricity, natural gas liquids, crude oil or coal;

 . Fluctuations in energy commodity prices which could not or have not been properly hedged or that are inconsistent with Dynegy's risk profile from its energy marketing activities;

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

BUSINESS RISK MANAGEMENT ASSESSMENT

     Dynegy's operations and periodic returns are impacted by a myriad of factors, some of which may not be mitigated by risk-management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, operational risks, environmental risks, management estimations, strategic investment decisions, changes in competition and changes in regulation.

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

     The Company employs the mark-to-market method of accounting for a portion of its operations. It accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently in its results of operations the net gains or losses resulting from the revaluation of these contracts. As a result, substantially all of the operations of the Company's

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999



world-wide gas marketing, power marketing, and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed.

     These mathematical models utilize historical market data to forecast future prices, which are used to value the commitments that reside outside of the liquid market quotations. The application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast pricing curves.

     Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units to actively manage these risk exposures and to ensure compliance with Dynegy's risk management policies. Dynegy's Risk Control group provides independent risk measurement of Value at Risk, stress testing, and scenario analysis daily on the commercial profiles.

     In addition to risks associated with price or interest rate movements, credit risk is also inherent in the Company's operations. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. Dynegy maintains credit policies with regard to its counterparties, which management believes minimize its overall credit risk.

     Dynegy's stated business strategy is to expand ownership or control of merchant generation capacity in select markets across the country. Dynegy believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. This strategy heightens the risk of volatility in periodic returns by increasing the Company's exposure to variability in anticipated demand resulting from:

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

     Many of these risks are outside the control of Dynegy and may not be fully mitigated through application of risk management methods and/or state-of-the-art, first-quartile operating methods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


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

     Operating margins associated with DMS' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and the availability of inlet volumes. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid marketing business. The impact from changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which in turn influences the volumes of gas processed. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $6 to $8 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

     DES operating margins may be impacted by fixed-price commodity risk imbedded in certain contractual arrangements entered into by the segment. Such commodity price risk is managed, on a portfolio basis, with similar commodity risks inherent in the operations of the other business segments.

     Operating margins in the transmission and distribution businesses may be impacted by commodity price fluctuations resulting from purchases of electricity used in supplying service to its customers. Illinois Power has contracted for volumes from various suppliers under contracts having various commercial terms. Certain of these contracts do not obligate the supplier to provide replacement power to Illinois Power in the event of a curtailment or shutdown of operating facilities. Management believes that these arrangements provide a significant, stable supply of electricity that will allow it to effectively manage supply needs and reduce the risk of short-term supply shortages during periods of peak demand. However, if the commodity volumes supplied from these agreements are inadequate to cover Illinois Power's native load, Illinois Power will be required to purchase its supply needs in open-market purchases at prevailing market prices. Such purchases would expose Illinois Power to commodity price risk. Price risk associated with gas marketing operations of Illinois Power is mitigated through contractual terms

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999



applicable to the business, as allowed by the ICC. Illinois Power, through support from Dynegy, applies prudent risk-management practices in order to minimize these market risks. Such risk-management practices may not fully mitigate these exposures.

     SEASONALITY. Dynegy's revenue and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with power marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. Dynegy believes that prospective seasonal fluctuations in demand and market prices for natural gas will reduce over time as industry-wide gas-fired merchant generation capacity expands in the United States. Revenue and operating margin in the Transmission and Distribution businesses reflect a trend similar to DMT's marketing operations with higher seasonal gas sales in the winter and higher seasonal electricity sales in the summer. DMS' businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price, consistent with the trend in the Company's natural gas operations, as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

     EFFECT OF INFLATION. Although Dynegy's operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

     ENTRANCE INTO TECHNOLOGY AND COMMUNICATIONS MARKETPLACES. Dynegy has recently announced investments in eSpeed and Extant, Inc. signifying investments in technology interests outside the traditional energy business. Although these investments provide opportunities for Dynegy to grow its presence in these new marketplaces, there is no assurance that the business strategy and expectations will be fully realized as currently forecasted.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and natural gas liquids marketing businesses. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses (a.k.a., "Merchant Leverage Effect"). For the foreseeable future, the Company's primary focus will be the acquisition and/or construction of merchant power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets and the completion of development and implementation of a network and connectivity solution through Dynegy Connect, a communications solutions company.

     Through a series of transactions, which included a successful offering of common stock and the disposition of certain non-strategic assets as well as the refinancing of Illinova's unregulated generation, Dynegy has reconstituted its capital structure as of June 30, 2000 to pre-Illinova merger levels.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


     In the second quarter of 2000, Dynegy sold approximately 5.8 million shares of common equity at $55.00 per share. The offerings included approximately 4.2 million shares of Class A common stock sold to the public and approximately 1.6 million shares of Class B common stock sold to Chevron in a private transaction, pursuant to Chevron's existing contractual right to maintain a defined level of ownership interest in Dynegy. Total net proceeds to Dynegy as a result of these transactions approximated $307.8 million. This amount was net of underwriting commissions and expenses of approximately $8.0 million. Proceeds from the April and May offerings were used to reduce short-term indebtedness incurred in the acquisition of Illinova.

     In May 2000, Illinois Power redeemed $93.2 million of tax advantaged Monthly Income Preferred Securities.

     In August 2000, Dynegy announced that it had signed a letter of intent to acquire Extant, Inc. The initial investment is $60 million in cash and 1.25 million shares of Dynegy Inc. common stock. Dynegy Connect will spend approximately $400 million to complete development and implementation of the network and connectivity solution over the next two years.

     Also in August 2000, Dynegy announced an expansion of its energy convergence business into the Northeast with the execution of a definitive agreement to acquire 1,700 megawatts (MW) of power generation facilities for $903 million. The transaction is subject to approvals from the Federal Trade Commission, the Federal Energy Regulatory Commission and the New York Public Service Commission. It is expected to close during the first quarter of 2001. At this time, it is expected that Dynegy will finance the transaction with a combination of project and corporate debt, subject to its self-imposed limitations on leverage designed to maintain Dynegy's balance sheet strength. It is projected that the acquisition will be accretive to 2001 earnings and beyond.

     Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At June 30, 2000, availability under various credit agreements totaled $1.5 billion. Of this available liquidity, $700 million was restricted for use by Dynegy Inc., $586 million by Dynegy Holdings Inc., $174 million was restricted for use by Illinois Power and $1 million was available for use under other bank facilities. Approximately $720 million of shelf availability remains under outstanding registration statements consisting of $270 million at Dynegy Inc. and $450 million at Dynegy Holdings Inc., which may be used for general corporate purposes. Management believes additional financing arrangements can be obtained at reasonable terms, if required.

     Since January 1, 2000, the Company has successfully disposed of non-strategic, under-performing assets and certain qualifying facilities for aggregate net proceeds of approximately $737.8 million. These dispositions were consistent with the Company's stated plan to finance the Illinova merger. The proceeds from these sales were first used to retire indebtedness incurred in the acquisition of Illinova and then redeployed into new business ventures.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


OTHER MATTERS

     EXTANT, INC. ACQUISITION. In August 2000, Dynegy announced that it had signed a letter of intent to acquire Extant, Inc., a privately held communications solutions company providing centralized clearinghouse services, OSS (Operating Systems Software) integration and network expansion capabilities to communications service providers. Dynegy's net investment consists of $60 million in cash and 1.25 million shares of Dynegy Inc. common stock. The purchase is expected to close by the end of the third quarter of 2000. Following the transaction, Dynegy will establish Dynegy Global Communications, a new division that, in addition to pursuing other communications opportunities, will own 80 percent of a limited partnership called Dynegy Connect, which will conduct many of the activities previously conducted by Extant. Dynegy Connect will incur approximately $400 million to complete development and implementation of the network and connectivity solution over the next two years.

     INDEPENDENT SYSTEM OPERATORS UPDATE. Various independent system operators ("ISO"), principally in California and the northeastern United States, have recently instituted or adjusted price caps having varying terms and conditions. Management has assessed each of the provisions instituted by these ISOs and believes that the imposition of such terms and conditions does not materially alter the Company's current strategy or competitive position in the markets subject to such price caps. Management cannot predict with precision the impact that any future decisions made by ISOs, or other similar oversite groups, may have on its business, strategy or profitability.

     CAPITAL ASSET PROGRAM. The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of forty-three state-of-the-art gas-fired turbines, representing a capital commitment of approximately $1.4 billion. Delivery of the manufactured turbines is occurring ratably through 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

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

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999



                                                                    JUNE 30,      DECEMBER 31,
                                                                      2000           1999
                                                                    --------      ------------
                                                                       (absolute notional
                                                                            amounts)
      Natural Gas (Trillion Cubic Feet)                                7.985          5.702
      Electricity (Million Megawatt Hours)                           272.343         42.949
      Natural Gas Liquids (Million Barrels)                           18.045         19.902
      Crude Oil (Million Barrels)                                        ---         35.554
      Interest Rate Swaps (in thousands of US Dollars)             $     ---       $ 36,524
      Weighted Average Fixed Interest Rate Paid on Swaps                 ---          8.210
      U.K. Pound Sterling (in thousands of US Dollars)             $  48,298       $ 85,812
      Average U.K. Pound Sterling Contract Rate (in US Dollars)    $  1.4861       $ 1.6191
      Canadian Dollar (in thousands of US Dollars)                 $ 476,177       $288,898
      Average Canadian Dollar Contract Rate (in US Dollars)        $  0.6827       $ 0.6775

     Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics TM approach assuming a one-day holding period and a 95 percent confidence level. At June 30, 2000, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $13.4 million and the average of such value during the six-month period ended June 30, 2000 was estimated at $11.5 million.

     CONCLUSION. The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity sales, if required.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


RESULTS OF OPERATIONS

     Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and six-month periods ended June 30, 2000 and 1999, respectively.


THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     For the quarter ended June 30, 2000, Dynegy realized net income of $90.6 million, or $0.38 per diluted share, compared with second quarter 1999 net income of $27.9 million, or $0.25 per diluted share. Second quarter 2000 recurring net income per diluted share was $0.58, compared to second quarter 1999 recurring net income per diluted share of $0.25. The second quarter 2000 recurring earnings per share calculation excludes the impact of $31.8 million non-recurring special stock dividend payment. Second quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The quarter benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses. In the transmission and distribution business of IP, lower gas demand resulting from mild temperatures was offset by operational efficiencies, higher electricity margins and lower costs.

     Consolidated operating margin for the current quarter totaled $307.5 million compared to $125.7 million for the same 1999 period, reflecting improved margins in DMT operations and the additional earnings attributable to the assets acquired in the Illinova merger. DMT contributed $164.7 million to second quarter 2000 consolidated operating margin compared to $70.8 million reported in second quarter 1999, an increase of 133 percent. DMS contributed $54.3 million in second quarter 2000 operating margin compared to $54.9 million in the second quarter 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 36 percent. The Transmission and Distribution segment, acquired in the Illinova acquisition, contributed $88.2 million to second quarter 2000 operating margin.

     Operating income increased $97.5 million quarter-to-quarter, reflecting the significantly higher operating results from the convergence and liquids businesses as well as the contribution of the operations acquired in the Illinova merger. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses.
Increases in depreciation and amortization expense in the 2000 quarter reflect the impact of the Illinova merger, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses also reflects the impact of the Illinova merger, net of merger-related synergies, as well as incremental costs associated with a larger, more diverse base of operations, and non-capitalizable costs required to support technology infrastructure improvements.

     Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $57.3 million and $13.2 million to pre-tax quarterly earnings in the 2000 and 1999 periods, respectively. Variances period-to-period in these results reflect the impact of weather driven demand and changes in commodity prices, particularly as these changes impacted DMT investments. The following table provides a summary of equity earnings by investment for the comparable periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999



                EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                          FOR THE THREE-MONTHS ENDED JUNE 30,
                                                          -----------------------------------
                                                                 2000              1999
                                                          ----------------     --------------
DYNEGY MARKETING & TRADE:
   Accord                                                       $ 3,750           $ 4,500
   Power Generation Equity Investments (in aggregate)            48,491             7,545
   Other, net                                                       ---               265
                                                                -------           -------
                                                                 52,241            12,310
                                                                -------           -------

DYNEGY ENERGY SERVICES:                                             (44)           (2,439)
                                                                -------           -------
DYNEGY MIDSTREAM SERVICES:
   Gulf Coast Fractionators                                         725               254
   West Texas LPG Pipeline, Limited Partnership                   1,584             1,269
   Venice Energy Services Company, L.L.C.                         2,243             1,275
   Other, net                                                       526               555
                                                                -------           -------
                                                                  5,078             3,353
                                                                -------           -------
                                                                $57,275           $13,224
                                                                =======           =======


     Interest expense totaled $66.9 million for the quarter ended June 30, 2000, compared to $18.2 million for the equivalent 1999 period. The variance is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on variable rate borrowings was higher in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly-owned subsidiaries totaled $8.1 and $4.2 million for the quarters ended June 30, 2000 and 1999, respectively. The increase in expense period-to-period reflects the assumption of Illinova's outstanding obligations resulting from the merger.

     Other income and expenses, net totaled $12.0 million in income in the quarter ended June 30, 2000 compared with income of $3.7 million in the 1999 period. These amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other non-recurring income and expense items in both periods.

     The Company reported an income tax provision of $48.2 million for the three-month period ended June 30, 2000, compared to an income tax provision of $13.5 million for the 1999 period. The effective rates approximated 35 and 33 percent in 2000 and 1999, respectively. The difference for the 1999 periods results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999



SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     For the six-month period ended June 30, 2000, Dynegy realized net income of $159.6 million, or $0.83 per diluted share, compared with net income in the corresponding period in 1999 of $56.0 million, or $0.49 per diluted share. For the six-month period ended June 30, 2000, Dynegy had recurring net income of $170.0 million, or $1.09 per diluted share, compared to $50.3 million, or $0.44 per diluted share for the same period in 1999. Recurring 2000 results exclude the net after tax effect of the sale of certain qualifying generation facilities and non-recurring charges incurred in the first quarter of the year. Recurring 1999 results exclude the after tax effect of the sale of an investment. Additionally, the recurring earnings per share calculation for the 2000 period excludes the impact of a $31.8 million non-recurring special stock dividend payment. The results for the six months ended June 30, 2000 were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The 2000 period benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. Results for the six-month period ended June 30, 2000 also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses. In the transmission and distribution business of IP, lower gas demand resulting from mild temperatures was offset by operational efficiencies, higher electricity margins and lower costs.

     Consolidated operating margin for the six months ended June 30, 2000 totaled $690.4 million compared to $245.8 million for the same 1999 period. DMT contributed $361.8 million to consolidated operating margin for the six-month period ended June 30, 2000 compared to $140.9 million reported in same period in 1999, an increase of 157 percent. DMS contributed $128.4 million in operating margin in the six-month period ended June 30, 2000 compared to $104.9 million in the same period in 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 49 percent. The Transmission and Distribution segment, acquired in the Illinova acquisition, contributed $199.7 million to operating margin in the six-month period ended June 30, 2000.

     Operating income increased $240.4 million period-to-period, reflecting the significantly higher operating results from the convergence and liquids businesses as well as the contribution of the operations acquired in the Illinova merger. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses.
Increases in depreciation and amortization expense in the six-month period ended June 30, 2000 reflect the impact of the Illinova merger, the impairment of certain natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses also reflects the impact of the Illinova merger, net of merger-related synergies, as well as incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements.

     Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $70.1 million and $28.3 million to pre-tax quarterly earnings in the 2000 and 1999 periods, respectively. Variances period-to-period reflect the positive impact of the same market and demand issues that impacted results in the three-month period ended June 30, 2000, for both DMT and DMS investments. The following table provides a summary of equity earnings by investment for the comparable periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

                      EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                                FOR THE SIX-MONTHS ENDED JUNE 30,
                                                                --------------------------------
                                                                      2000             1999
                                                                ---------------    -------------
       DYNEGY MARKETING & TRADE:
         Accord                                                      $ 7,500         $ 9,000
         Power Generation Equity Investments (in aggregate)           43,719          16,165
         Other, net                                                      ---             432
                                                                     -------         -------
                                                                      51,219          25,597
                                                                     -------         -------

       DYNEGY ENERGY SERVICES:                                         7,506          (3,088)
                                                                     -------         -------

       DYNEGY MIDSTREAM SERVICES:
         Gulf Coast Fractionators                                      1,427           1,124
         West Texas LPG Pipeline, Limited Partnership                  2,888           2,141
         Venice Energy Services Company, L.L.C.                        4,692           1,569
         Other, net                                                    2,345             944
                                                                     -------         -------
                                                                      11,352           5,778
                                                                     -------         -------
                                                                     $70,077         $28,287
                                                                     =======         =======

     Interest expense totaled $141.0 million for the six months ended June 30, 2000, compared to $37.4 million for the equivalent 1999 period. The variance is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on variable rate borrowings were higher in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly-owned subsidiaries totaled $17.1 and $8.3 million for the six month periods ended June 30, 2000 and 1999, respectively. The increase in expense period-to-period reflects the assumption of Illinova's outstanding obligations resulting from the merger.

     Other income and expenses, net totaled $14.3 million in income in the six-month period ended June 30, 2000 compared with income of $13.5 million in the 1999 period. These amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other non-recurring income and expense items in both periods.

     The Company reported an income tax provision of $93.2 million for the six-month period ended June 30, 2000, compared to an income tax provision of $26.1 million for the 1999 period. The effective rates approximated 37 and 32 percent in 2000 and 1999, respectively. The difference for the 2000 period is primarily due to state income taxes. The difference for the 1999 period results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

SEGMENT DISCLOSURES -

                          DYNEGY MARKETING AND TRADE
                               ($ in thousands)

                                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                        JUNE 30,                    JUNE 30,
                                                                                -------------------------   ------------------------
                                                                                    2000          1999          2000         1999
                                                                                -----------    ----------   -----------    ---------
Operating Margin:
  Power Marketing and Generation /(1)/                                            $123,480      $ 48,979      $237,299     $ 86,411
  Natural Gas Marketing /(2)/                                                       38,226        27,445        70,579       52,047
  European Gas and Power Marketing                                                   2,964        (5,615)       53,969        2,456
Equity Investments                                                                  52,241        12,310        51,219       25,597
                                                                                  --------      --------      --------     --------
     SUBTOTAL - FINANCIAL CONTRIBUTION                                             216,911        83,119       413,066      166,511

  Depreciation /(3)/                                                               (29,965)       (8,823)      (57,545)     (17,384)
  General and Administrative Expenses                                              (39,462)      (30,386)      (90,718)     (61,925)
  Other Items /(3) (4)/                                                              5,771         4,897        49,005       15,550
                                                                                  --------      --------      --------     --------

     EARNINGS BEFORE INTEREST AND TAXES                                            153,255        48,807       313,808      102,752

  Interest Expense                                                                 (40,751)      (10,710)      (76,519)     (21,984)
                                                                                  --------      --------      --------     --------
     PRETAX EARNINGS                                                               112,504        38,097       237,289       80,768
  Income Tax Provision                                                             (40,964)      (15,000)      (90,939)     (30,751)
                                                                                  --------      --------      --------     --------
 NET INCOME                                                                       $ 71,540      $ 23,097      $146,350     $ 50,017

 RECURRING NET INCOME  /(5)/                                                      $ 71,540      $ 23,097      $119,541     $ 44,252

 OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d) -
   Domestic Gas Marketing Volumes                                                      7.1           6.1           7.2          6.5
   Canadian Gas Marketing Volumes                                                      2.2           2.2           2.3          2.3
   United Kingdom Gas Marketing Volumes                                                0.9           0.9           1.5          1.3
                                                                                  --------      --------      --------     --------
                                                                                      10.2           9.2          11.0         10.1
                                                                                  ========      ========      ========     ========

 Electric Power Marketing - Million Megawatt Hours Sold                               19.1          14.7          34.2         27.8
 Power Generation (Million Megawatt Hours Generated) -
  Gross                                                                                9.3           4.2          16.2          7.8
  Net                                                                                  7.2           2.7          13.0          5.1

-------------
  (1)  Includes domestic power marketing and generating operations.
  (2)  Includes North American gas marketing operations.
  (3) Six-month ended June 30, 2000 results include a reasonable allocation of a pre-tax non-recurring gain on the sale of certain qualifying generation facilities of $52 million ($33.8 million after-tax), and pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).
  (4) Six-month ended June 30, 1999 results include a pre-tax $8.9 million ($5.8 million after-tax) non-recurring gain on the sale of an investment.
  (5) Recurring net income (loss) reflect the allocation of the items described in (3) and (4) above.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999



THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Marketing & Trade reported recurring segment net income of $71.5 million for the three-month period ended June 30, 2000, compared with recurring net income of $23.1 million in the 1999 quarter. Recurring results of operations period-to-period were influenced by:

 . additional unregulated merchant generating capacity acquired in the Illinova merger, and

 . improved returns from worldwide power and gas marketing and trading operations, offset by

 . increased depreciation and general and administrative expenses reflecting the impact of the Illinova acquisition, higher variable compensation costs and increased capital and overhead costs required to support the larger, more diverse base of operations.

     Total megawatt hours produced and sold during the second quarter of 2000 quarter aggregated 19.1 million megawatt hours compared to 14.7 million megawatt hours during the 1999 period. The increase is a result of the additional megawatt hours acquired in the Illinova acquisition and the increase in trading volumes due to more favorable market conditions and expanding operations.

     Total natural gas volumes sold increased to 10.2 billion cubic feet per day from 9.2 billion cubic feet per day during last year's second quarter, principally as a result of increased volumes sold to the retail alliances and to gas-fired generation in the U.S.


SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Marketing & Trade reported recurring segment net income of $119.5 million for the six-month period ended June 30, 2000, compared with recurring net income of $44.3 million for the six-month period ended June 30, 1999. Included in earnings for the six months ended June 30, 2000 is a non-recurring after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and an after-tax $7.0 million charge related to merger costs. Included in earnings for the six months ended June 30, 1999 is a non-recurring after-tax gain of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by the same factors impacting the quarterly results.

     Total megawatt hours produced and sold during the six months ended June 30, 2000 aggregated 34.2 million megawatt hours compared to 27.8 million megawatt hours during the 1999 period. Total natural gas volumes sold increased to 11.0 billion cubic feet per day from 10.1 billion cubic feet per day during last year's six-month period ended June 30, 1999.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


                           DYNEGY MIDSTREAM SERVICES
                               ($ in thousands)

                                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                   JUNE 30,                                     JUNE 30,
                                                     ----------------------------------            --------------------------------
                                                        2000                   1999                   2000                   1999
                                                     -----------             ----------            -----------            ---------
Operating Margin:
  Upstream Operations                                 $ 23,967                $ 31,264               $ 56,335              $ 49,604
  Downstream Operations                                 30,321                  23,674                 72,032                55,306
Equity Investments                                       5,078                   3,353                 11,352                 5,778
                                                      --------                --------               --------              --------
     SUBTOTAL - FINANCIAL CONTRIBUTION                  59,366                  58,291                139,719               110,688

  Depreciation /(1)/                                   (18,849)                (22,927)               (64,203)              (45,654)
  General and Administrative Expenses                  (14,844)                (16,705)               (30,624)              (34,708)
  Other Items /(1)/                                     (1,153)                 (1,173)               (35,492)               (2,061)
                                                      --------                --------               --------              --------
     EARNINGS BEFORE INTEREST AND TAXES                 24,520                  17,486                  9,400                28,265

  Interest Income (Expense)                              3,502                 (11,634)                (3,584)              (23,752)
                                                      --------                --------               --------              --------
     PRETAX EARNINGS                                    28,022                   5,852                  5,816                 4,513
  Income Tax (Provision) Benefit                       (11,760)                    611                   (458)                3,523
                                                      --------                --------               --------              --------
 NET INCOME                                           $ 16,262                $  6,463               $  5,358              $  8,036

 RECURRING NET INCOME /(2)/                           $ 16,262                $  6,463               $ 40,439              $  8,036

 OPERATING STATISTICS:
   Natural Gas Liquids Processed (MBbls/d-Gross)
     Field Plants                                         56.7                    86.6                   66.0                  87.6
     Straddle Plants                                      37.0                    33.5                   39.1                  31.1
                                                      --------                --------               --------              --------
                                                          93.7                   120.1                  105.1                 118.7
                                                      ========                ========               ========              ========
  Barrels Received for Fractionation (MBbls/d)           248.5                   225.7                  233.9                 193.5

  Natural Gas Liquids Sold                               570.6                   493.4                  583.1                 516.5

  Average Commodity Prices:
     Henry tural Gas (First of Month)                 $   3.44                $   2.16               $   2.98              $   1.95
     Crude Oil - Cushing                                 25.12                   15.10                  25.67                 12.75
     Average Mont Belvieu Price                           0.49                    0.31                   0.51                  0.27

----------------
  (1) Six-month ended June 30, 2000 results include a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).
  (2) Recurring net income (loss) reflect the allocation of the items described in (1) above.


THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Midstream Services reported recurring net income of $16.3 million in the second quarter of 2000 compared with recurring net income of $6.5 million in the same 1999 quarter. Recurring results of operations period-to-period were influenced by:

 . substantially improved natural gas liquids commodity prices,

 . increased worldwide demand,

 . a larger contribution of fee-based services,

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

 . lower operating costs,

 . lower depreciation costs due to the sale of certain non-strategic processing plants, and

 . lower general and administrative and non-variable compensation expenses.

     Aggregate domestic natural gas liquids processing volumes totaled 93.7 thousand gross barrels per day in the second quarter of 2000 compared to a restated average of 89.3 thousand gross barrels per day during the same period in 1999. The restated volumes reflect the sale of the Ark-La-Tex assets in fourth quarter 1999 and the Mid-Continent assets in March 2000. Increases in straddle plant volumes, which reflect the improved pricing relationship between natural gas and natural gas liquids period-to-period are partially offset by lower field plant production in 2000. Fractionation volumes increased principally as a result of the aforementioned improved relationship between natural gas and natural gas liquids prices that induced increased straddle production period-to-period resulting in greater volumes available for fractionation. Natural gas liquids marketing volumes were higher period over period reflecting improved demand in the chemicals and wholesale markets.

     Additionally, the crude business was sold April 1, 2000. In the second quarter of 1999, the crude business contributed $3.0 million.

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Midstream Services reported recurring net income of $40.4 million in the six-month period ended June 30, 2000 compared with recurring net income of $8.0 million in the same 1999 period. Included in earnings in the 2000 period is an aggregate non-recurring after-tax charge of $35.1 million relating to the sale and impairment of certain assets and businesses and allocated merger costs. On a pre-tax basis, $25 million of this charge is included in depreciation expense and $29 million is included in other items. Recurring results of operations period-to-period were influenced by the same factors impacting quarterly results.

     Average domestic natural gas liquids processing volumes totaled 105.1 thousand gross barrels per day in the six-month period ended June 30, 2000 compared to a restated average of 95.0 thousand gross barrels per day during the corresponding period in 1999. The restated volumes reflect the sale of the previously mentioned assets. Increases in straddle plant volumes, which reflect the improved pricing relationship between natural gas and natural gas liquids period-to-period are partially offset by lower field plant production in 2000. Fractionation volumes increased principally as a result of the aforementioned improved relationship between natural gas and natural gas liquids prices that induced increased straddle production period-to-period resulting in greater volumes available for fractionation.

     Additionally, the previously mentioned sale of the crude business on April 1, 2000 impacted the comparability of the 2000 and 1999 periods.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999



                                                       DYNEGY ENERGY SERVICES
                                                          ($ in thousands)

                                                        THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------------           ----------------------------------
                                                       2000                     1999                  2000                    1999
                                                   -----------             ------------           ----------              ----------
Operating Margin:
  Retail Operations                                 $   365                  $   ---                $   434                 $   ---
Equity Investments                                      (44)                  (2,439)                 7,506                  (3,088)
                                                    -------                  -------                -------                 -------
    SUBTOTAL - FINANCIAL CONTRIBUTION                   321                   (2,439)                 7,940                  (3,088)

  Depreciation /(1)/                                   (150)                     ---                   (377)                    ---
  General and Administrative Expenses                (2,312)                     ---                 (5,120)                    ---
  Other Items /(1)/                                     567                      ---                    530                     ---
                                                    -------                  -------                -------                 -------
    EARNINGS (LOSS) BEFORE INTEREST AND TAXES        (1,574)                  (2,439)                 2,973                  (3,088)
  Interest Expense                                     (919)                     ---                 (1,709)                    ---
                                                    -------                  -------                -------                 -------
    PRETAX EARNINGS (LOSS)                           (2,493)                  (2,439)                 1,264                  (3,088)
  Income Tax (Provision) Benefit                      1,604                      855                    (24)                  1,082
                                                    -------                  -------                -------                 -------
NET INCOME (LOSS)                                   $  (889)                 $(1,584)               $ 1,240                 $(2,006)
                                                    =======                  =======                =======                 =======
RECURRING NET INCOME (LOSS) /(2)/                   $  (889)                 $(1,584)               $ 1,427                 $(2,006)
                                                    =======                  =======                =======                 =======

----------------
(1) Six-month ended June 30, 2000 results include a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).

(2) Recurring net income (loss) reflect the allocation of the items described in (1) above.


THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Energy Services reported a recurring net loss of $0.9 million for the three-month period ended June 30, 2000, compared with a recurring net loss of $1.6 million in the 1999 period. This segment was formed effective with the acquisition of Illinova and is engaged in the marketing of retail energy products and services through direct marketing and strategic alliances with regional market leaders. Dynegy's goal is to form a North American network of regional retail energy alliances while building upon Illinova's retail operations, which included three distinct strategies: commercial & industrial and retail commodity sales and services; non-commodity energy related products and services; and, energy information software products.

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    Dynegy Energy Services reported recurring net income of $1.4 million for the six-month period ended June 30, 2000, compared with a recurring net loss of $2.0 million in the 1999 period. Improved earnings reflect positive results in 2000 related to the segment's interests in its mid-west and southeast retail alliances.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


                         TRANSMISSION AND DISTRIBUTION
                                ($ in thousands)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                 --------------------------   --------------------------
                                                    2000            1999         2000            1999
                                                 -----------     ----------   -----------      ---------
  Transmission and Distribution Margin           $ 88,215         $  ---        $199,730         $   ---
  Depreciation /(1)/                              (38,880)           ---         (76,634)            ---
  General and Administrative Expenses             (18,676)           ---         (38,613)            ---
  Other Items /(1)/                                 6,858            ---             302             ---
                                                 --------         ------        --------         -------
     EARNINGS BEFORE INTEREST AND TAXES            37,517            ---          84,785             ---
  Interest Expense                                (36,784)           ---         (76,328)            ---
                                                 --------         ------        --------         -------
     PRETAX EARNINGS                                  733            ---           8,457             ---
  Income Tax Provision                              2,955            ---          (1,798)            ---
                                                 --------         ------        --------         -------
 NET INCOME                                      $  3,688         $  ---        $  6,659         $   ---
                                                 ========         ======        ========         =======
 RECURRING NET INCOME /(2)/                      $  3,688         $  ---        $  8,594         $   ---
                                                 ========         ======        ========         =======
 OPERATING STATISTICS:
   Electric Sales in KwH (Millions) -
     Residential                                    1,041          1,018           2,277           2,306
     Commercial                                     1,012            999           2,053           2,016
     Industrial                                     2,314          2,321           4,412           4,290
     Other                                             88             90             180             188
                                                 --------         ------        --------         -------
       Sales to Ultimate Customers                  4,455          4,428           8,922           8,800
     Interchange                                        3          1,349              50           2,653
                                                 --------         ------        --------         -------
       Total Electric Sales                         4,458          5,777           8,972          11,453
                                                 ========         ======        ========         =======
   Gas Sales in Therms (Millions) -
     Residential                                     38.0           34.0           183.0           203.0
     Commercial                                      15.0           15.0            76.0            83.0
     Industrial                                      17.0           23.0            41.0            37.0
                                                 --------         ------        --------         -------
       Sales to Ultimate Customers                   70.0           72.0           300.0           323.0
     Transportation of Customer-Owned Gas            64.0           67.0           139.0           145.0
     Interdepartmental Sales                          7.0            4.0            13.0             8.0
                                                 --------         ------        --------         -------
       Total Gas Sales                              141.0          143.0           452.0           476.0
                                                 ========         ======        ========         =======

-----------------
  (1) Six-month ended June 30, 2000 results include a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).
  (2) Recurring net income (loss) reflect the allocation of the items described in (1) above.


THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     The Transmission and Distribution segment, acquired in the Illinova acquisition, reported recurring net income of $3.7 million for the second quarter 2000. This segment includes Illinois Power, Dynegy's regulated transmission and distribution subsidiary, engaged in the transmission, distribution and sale of electricity and natural gas to approximately 650,000 customers across a 15,000 square-mile area of Illinois.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     The Transmission and Distribution segment reported recurring net income of $8.6 million for the six-month period ended June 30, 2000, which amount included a $1.9 million after-tax non-recurring merger cost charge.


OPERATING CASH FLOW

     Cash flow from operating activities totaled $349.0 million for the six-month period ended June 30, 2000, compared to $118.5 million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein and changes in working capital. Changes in other working capital accounts, which include trade receivables and payables, prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

     Investing activities in the 2000 period included the aforementioned acquisition of Illinova and $378.1 million in capital expenditures principally related to construction of power generation assets, betterments of existing facilities related to the transmission and distribution segment and investment associated with technology infrastructure. Dynegy financed the cash component of the Illinova acquisition initially with borrowings under a debt facility and commercial paper and the issuance of $200 million of Class B common stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity, dispositions of certain non-strategic assets, proceeds from issuance of a minority interest and from cash
flow derived from its operations.   The non-strategic assets disposed of in 2000
principally related to the sale of certain qualifying facilities and liquids assets for which the Company received cash inflows of approximately $737.8 million in the six months ended June 30, 2000. Also during the 2000 year-to-date period, Dynegy made investments in unconsolidated affiliates of $62.5 million, $25.0 million of which related to eSpeed as discussed in Note 6.

    During the six-months ended June 30, 1999, the Company spent a net $237.0 million for investing activities principally on power generation assets, including an interest in a power generation partnership, and additional expenditures related to betterments of existing facilities and capital investment associated with technology infrastructure improvements. Additionally, during the 1999 period, the Company received proceeds of $16.7 million principally related to the sale of an investment.

FINANCING ACTIVITIES

     As an integral part of the Illinova acquisition, Chevron purchased shares of Class B Common Stock for $200 million. Proceeds from this sale were used to partially finance the cash portion of the merger.

     In May 2000, Illinois Power redeemed $93.2 million of tax advantaged Monthly Income Preferred Securities.

     In the second quarter of 2000, Dynegy sold approximately 5.8 million shares of common equity at $55.00 per share. The offerings included approximately 4.2 million shares of Class A common stock sold to the public and approximately 1.6 million shares of Class B common stock sold to Chevron in a private transaction, pursuant to Chevron's existing contractual right to maintain a defined level of ownership interest in Dynegy. Total net proceeds to Dynegy as a result of these transactions approximated $307.8 million. This amount was net of the underwriting commissions and expenses of approximately $8.0 million. Proceeds from the offerings were used to reduce short-term indebtedness incurred in the acquisition of Illinova.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


DIVIDEND REQUIREMENTS

     Dynegy declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. Effective the date of the merger, the holders of Class A and Class B common stock are entitled to receive dividends for 2000 of $0.60 per share if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. The holders of Class B common stock have certain conversion features and maintain certain preemptive rights under the shareholder agreement. The holders of Series A Convertible Preferred Stock are entitled to receive dividends of $3.00 per share annually if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Dividends on the preferred shares are cumulative from the date of issuance and are payable quarterly on the last day of March, June, September and December. The preferred stock carries certain priority, liquidation, redemption, conversion and voting rights not available to the common shareholders. The Company paid approximately $64.4 million in cash dividends and distributions during the six-month period ended June 30, 2000 and $4.0 million during the six-month period ended June 30, 1999.

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy has filed a motion to dismiss MID's amended complaint against Dynegy, which motion is scheduled to be heard in August 2000. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

     On November 3, 1999, the U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power")and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and Complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation, Inc. ("DMG")) (Illinois Power and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November, 2001 was set. The initial trial is limited to liability.

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

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 annual meeting (the "Annual Meeting") of the shareholders of the Company was held on May 12, 2000. The purpose of the Annual Meeting was to consider and vote upon the following proposals:

     1. to elect ten Class A common stock directors and three Class B common stock directors to serve until the 2001 Annual Meeting of Shareholders; and

     2. to ratify the selection of the Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

     The Company's Board of Directors is comprised of thirteen members. At the Annual Meeting, each of the following individuals was re-elected to serve as a director of the Company: C.L. Watson; Stephen W. Bergstrom; J. Joe Adorjan; Charles E. Bayless; Daniel L. Dienstbier; C. Steven McMillan; Robert M. Powers; Sheli Z. Rosenberg; Joe J. Stewart; J. Otis Winters; Darald W. Callahan; Richard
H. Matzke and Patricia A. Woertz.

    The votes cast for each nominee and the votes withheld were as follows:

                               Class A Directors
                               -----------------

                                        For         Withheld
                                     ----------   -----------
      1.   C.L. Watson               94,140,612      517,003
      2.   Stephen W. Bergstrom      83,851,672   10,805,943
      3.   J. Joe Adorjan            94,138,910      518,705
      4.   Charles E. Bayless        94,143,457      514,158
      5.   Daniel L. Dienstbier      94,141,764      515,851
      6.   C. Steven McMillan        94,142,057      515,558
      7.   Robert M. Powers          94,141,286      516,329
      8.   Sheli Z. Rosenberg        94,133,165      524,450
      9.   Joe J. Stewart            94,143,302      514,313
     10.   J. Otis Winters           94,139,437      518,178

                               Class B Directors
                               -----------------

                                        For            Withheld
                                     ----------       ----------
      1.   Darald W. Callahan        40,251,250          -0-
      2.   Richard H. Matzke         40,251,250          -0-
      3.   Patricia A. Woertz        40,251,250          -0-


     The following votes were cast with respect to the ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2000:

     For:                   134,916,106
     Against/Withheld:          101,510
     Abstentions:               161,249
     Broker Non-votes               -0-

                                  DYNEGY INC.
                          PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

     EXHIBIT 27 -- Financial Data Schedule

(b) Current Report on Form 8-K, Commission File No. 1-11156, dated April 4, 2000, relating to the consents of independent public accountants to incorporate their reports in prospectus supplement to Form S-3 (File No. 333-31394).

     Current Report on Form 8-K, Commission File No. 1-11156, dated April 17, 2000, relating to the consents of independent public accountants to incorporate their reports in prospectus supplement to Form S-3 (File No. 333-31394).

     Current Report on Form 8-K, Commission File No. 1-11156, dated April 25, 2000, relating to the offering of 8.5 million shares of Class A common stock and separate purchase agreement with Chevron U.S.A. Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                    DYNEGY INC.



Date:  August 14, 2000              By:  /s/  Bradley P. Farnsworth
      ----------------                 ---------------------------
                                       Bradley P. Farnsworth, Senior Vice
                                       President and Controller
                                       (Principal Accounting Officer)