Form 10-Q
period 2000-09-30
DYNEGY INC /IL/
filed 2000-11-14
CIK 879215

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 1-11156

                            ------------------------

                                  DYNEGY INC.

             (Exact name of registrant as specified in its charter)

               ILLINOIS                                     74-2928353
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

      1000 LOUISIANA, SUITE 5800                              77002
            HOUSTON, TEXAS                                  (Zip Code)
    (Address of principal executive
               offices)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

                                 WWW.DYNEGY.COM
                            (Registrant's home page)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A common stock, no par value per share, 237,669,720 shares outstanding as of November 9, 2000; Class B common stock, no par value per share, 85,330,544 shares outstanding as of November 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  DYNEGY INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I.  FINANCIAL INFORMATION

  Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
    September 30, 2000 and December 31, 1999................      3
  Condensed Consolidated Statements of Operations:
    For the three-months ended September 30, 2000 and
     1999...................................................      4
  Condensed Consolidated Statements of Operations:
    For the nine-months ended September 30, 2000 and 1999...      5
  Condensed Consolidated Statements of Cash Flows:
    For the nine-months ended September 30, 2000 and 1999...      6
  Notes to Condensed Consolidated Financial Statements......      7

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............     21

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................     42

  Item 6.  Exhibits and Reports on Form 8 K.................     44

                                  DYNEGY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $    97,304     $   45,230
Accounts receivable, net....................................     3,070,310      1,992,450
Accounts receivable, affiliates.............................       117,215         48,966
Inventories.................................................       328,543        271,884
Assets from risk management activities......................     2,278,330        379,833
Prepayments and other assets................................       245,908         66,717
                                                               -----------     ----------
                                                                 6,137,610      2,805,080
                                                               -----------     ----------
PROPERTY, PLANT AND EQUIPMENT...............................     7,082,533      2,575,100
Less: accumulated depreciation..............................      (585,248)      (557,219)
                                                               -----------     ----------
                                                                 6,497,285      2,017,881
                                                               -----------     ----------
OTHER ASSETS:
Investments in unconsolidated affiliates....................       827,769        627,335
Assets from risk management activities......................     1,261,595        452,913
Intangible assets, net of amortization......................     1,411,512        364,743
Other assets................................................       641,118        257,219
                                                               -----------     ----------
    TOTAL ASSETS............................................   $16,776,889     $6,525,171
                                                               ===========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................   $ 2,589,451     $1,667,199
Accounts payable, affiliates................................       292,483        161,500
Accrued liabilities.........................................       475,510        184,013
Liabilities from risk management activities.................     1,970,480        334,080
Notes payable and current portion of long-term debt.........        86,400        191,731
                                                               -----------     ----------
                                                                 5,414,324      2,538,523
LONG TERM DEBT..............................................     3,098,148      1,299,333
OTHER LIABILITIES:
Transitional funding trust notes............................       623,728             --
Liabilities from risk management activities.................     1,269,577        321,252
Deferred income taxes.......................................     1,502,939        335,190
Other long term liabilities.................................       645,899        418,102
                                                               -----------     ----------
                                                                12,554,615      4,912,400
                                                               -----------     ----------
MINORITY INTEREST (NOTE 7)..................................       970,800        103,289
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY
  TRUST.....................................................       345,776        200,000
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
  authorized; 8,000,000 shares designated as Series A
  Participating Preferred Stock, 7,815,363 shares issued and
  outstanding at December 31, 1999..........................            --         75,418
Common stock, $0.01 par value, 400,000,000 shares
  authorized; 314,998,002 shares issued and outstanding at
  December 31, 1999.........................................            --          1,575
Class A common stock, no par value, 300,000,000 shares
  authorized; 226,420,343 shares issued and outstanding at
  September 30, 2000........................................     1,574,136             --
Class B common stock, no par value, 120,000,000 shares
  authorized; 85,330,544 shares issued and outstanding at
  September 30, 2000........................................       759,689             --
Additional paid-in capital..................................            --        973,000
Accumulated other comprehensive income (loss)...............        (9,536)            --
Retained earnings...........................................       584,047        277,074
Less: treasury stock, at cost; 70,000 shares at September
  30, 2000 and 2,401,400 shares at December 31, 1999........        (2,638)       (17,585)
                                                               -----------     ----------
                                                                 2,905,698      1,309,482
                                                               -----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............   $16,776,889     $6,525,171
                                                               ===========     ==========

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenues....................................................  $8,366,141   $4,584,929
Cost of sales...............................................   7,984,802    4,426,115
                                                              ----------   ----------
  Operating margin..........................................     381,339      158,814
Depreciation and amortization...............................      92,591       33,235
General and administrative expenses.........................      70,074       53,495
                                                              ----------   ----------
  Operating income..........................................     218,674       72,084
Equity in earnings of unconsolidated affiliates.............     112,686       31,858
Other income................................................     116,319        8,414
Interest expense............................................     (53,707)     (22,039)
Other expenses..............................................     (36,990)     (10,725)
Minority interest in income of a subsidiary.................      (6,158)      (4,158)
                                                              ----------   ----------
Income before income taxes..................................     350,824       75,434
Income tax provision........................................     115,800       24,742
                                                              ----------   ----------
NET INCOME..................................................  $  235,024   $   50,692
                                                              ==========   ==========
NET INCOME PER SHARE:
Net income..................................................  $  235,024   $   50,692
Less: preferred stock dividends.............................          --          (98)
                                                              ----------   ----------
Net income applicable to common stockholders................  $  235,024   $   50,594
                                                              ==========   ==========
Basic earnings per share....................................  $     0.76   $     0.24
                                                              ==========   ==========
Diluted earnings per share..................................  $     0.73   $     0.21
                                                              ==========   ==========
Basic shares outstanding....................................     308,799      213,813
                                                              ----------   ----------
Diluted shares outstanding..................................     322,493      236,595
                                                              ----------   ----------

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues....................................................  $19,434,950   $10,790,659
Cost of sales...............................................   18,363,233    10,386,021
                                                              -----------   -----------
  Operating margin..........................................    1,071,717       404,638
Depreciation and amortization...............................      291,350        96,273
General and administrative expenses.........................      235,149       150,128
                                                              -----------   -----------
  Operating income..........................................      545,218       158,237
Equity in earnings of unconsolidated affiliates.............      182,763        60,145
Other income................................................      206,880        29,781
Interest expense............................................     (194,717)      (59,459)
Other expenses..............................................     (113,206)      (18,603)
Minority interest in income of a subsidiary.................      (23,288)      (12,474)
                                                              -----------   -----------
Income before income taxes..................................      603,650       157,627
Income tax provision........................................      209,019        50,888
                                                              -----------   -----------
NET INCOME..................................................  $   394,631   $   106,739
                                                              ===========   ===========
NET INCOME PER SHARE:
Net income..................................................  $   394,631   $   106,739
Less: preferred stock dividends.............................      (35,070)         (292)
                                                              -----------   -----------
Net income applicable to common stockholders................  $   359,561   $   106,447
                                                              ===========   ===========
Basic earnings per share....................................  $      1.22   $      0.50
                                                              ===========   ===========
Diluted earnings per share..................................  $      1.17   $      0.46
                                                              ===========   ===========
Basic shares outstanding....................................      295,426       212,361
                                                              ===========   ===========
Diluted shares outstanding..................................      308,051       230,072
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................  $   394,631   $ 106,739
Items not affecting cash flows from operating activities:
  Depreciation and amortization.............................      271,627      82,486
  Equity in earnings of affiliates, net of cash
    distributions...........................................     (141,952)    (18,571)
  Risk management activities................................     (122,324)    (65,079)
  Deferred income taxes.....................................      116,966      47,243
  Gain on sale of assets, net...............................     (132,061)     (8,935)
  Other.....................................................       31,801      13,053
Changes in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................   (1,099,584)   (366,706)
  Inventories...............................................       20,269    (122,106)
  Prepayments and other assets..............................      109,385      74,438
  Accounts payable..........................................    1,082,060     354,784
  Accrued liabilities.......................................      (83,738)     25,123
Other, net..................................................      (73,010)    (25,711)
                                                              -----------   ---------
Net cash provided by operating activities...................      374,070      96,758
                                                              -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................     (514,214)   (279,852)
Investment in unconsolidated affiliates, net................      (97,488)    (79,190)
Proceeds from asset sales...................................      847,625      16,650
Acquisition of business, net of cash acquired...............   (1,203,172)         --
Other, net..................................................           --     (42,398)
                                                              -----------   ---------
Net cash used in investing activities.......................     (967,249)   (384,790)
                                                              -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long term borrowings..........................    1,152,736     397,488
Repayments of long term borrowings..........................     (281,392)    (13,655)
Net payments on commercial paper and money market lines of
  credit....................................................     (640,139)   (109,397)
Proceeds from sales of capital stock, options and
  warrants..................................................      594,285          --
Treasury stock acquisitions.................................       (2,638)         --
Redemption of Illinois Power Serial Preferred Stock.........      (93,250)         --
Dividends and other, net....................................      (84,349)     13,566
                                                              -----------   ---------
Net cash provided by financing activities...................      645,253     288,002
                                                              -----------   ---------
Net change in cash and cash equivalents.....................       52,074         (30)
Cash and cash equivalents, beginning of period..............       45,230      28,367
                                                              -----------   ---------
Cash and cash equivalents, end of period....................  $    97,304   $  28,337
                                                              ===========   =========

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 1--ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Dynegy Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC.

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

NOTE 2--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

    Dynegy completed its acquisition of Illinova Corporation ("Illinova") on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc. ("Dynegy" or the "Company"), and two separate but concurrent mergers. In one concurrent merger, a wholly owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other concurrent merger, a second wholly owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and the former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc. and are referred to as Illinova Corporation and Dynegy Holdings Inc., respectively. Dynegy accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron U.S.A. Inc. ("Chevron"), resulting from the size of its ownership interest and its rights under a shareholder agreement, the articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy after the merger reflect the assets and liabilities of former Dynegy at historical book values and the assets and liabilities of Illinova at allocated fair values. For accounting purposes, the effective date of the merger was January 1, 2000. This date was selected as a result of the following factors:

    - Affirmative consent had been acquired from both shareholder groups prior to January 1, 2000;

    - All regulatory consents had been acquired prior to January 1, 2000;

    - Material terms of the purchase and sale agreement for the qualifying facilities, a condition precedent to the closing, had been negotiated on or about January 1, 2000; and

    - Board, executive, commercial, financial and regulatory oversight of Illinova's operations had transferred to Dynegy on or about January 1, 2000.

    In the combination, Dynegy shareholders, other than Chevron, NOVA Gas Services (U.S.) Inc. ("NOVA") and BG Holdings, Inc. ("BG"), elected to exchange each former Dynegy share for 1.38 shares (restated for the two-for-one stock split effected by means of a stock dividend distributed August 22, 2000) of Dynegy Class A common stock, based on a fixed exchange ratio, or elected to

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 2--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (CONTINUED) receive $8.25 per share (restated for the two-for-one stock split effected by means of a stock dividend distributed August 22, 2000) in cash consideration, subject to proration. NOVA and BG elected cash and thereby reduced their respective ownership in Dynegy as part of this combination. Additionally, instead of receiving Dynegy Class A common stock in exchange for their respective shares of former Dynegy common stock, NOVA and the parent of BG each received a combination of cash, subject to proration, and shares of Dynegy Series A Convertible Preferred Stock. Chevron received 1.38 shares (restated for the two-for-one stock split effected by means of a stock dividend distributed August 22, 2000) of Dynegy Class B common stock in exchange for each share of former Dynegy common stock and Series A Participating Preferred Stock. Additionally, as part of the combination, Chevron purchased $200 million of additional Dynegy Class B common stock. Each share of Illinova common stock was converted into one share of Dynegy Class A common stock. Immediately after the combination, former Dynegy shareholders owned approximately 51 percent of the outstanding shares of Dynegy.

    Approximately 60 percent of the consideration received by existing Dynegy shareholders was in the form of Dynegy stock and 40 percent was cash. In aggregate, the cash portion of the consideration approximated $1.08 billion. Dynegy financed the cash component of the merger initially with borrowings under a debt facility and the issuance of $200 million of Class B common stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity, the disposition of certain non-strategic assets, the refinancing of Illinova's unregulated generation assets and cash flow derived from its operations. The purchase price allocation as presented herein is considered preliminary and is dependent upon the continued analysis of certain pending legal and other contingencies existing at the time of the acquisition.

    The results of operations of the acquired Illinova assets are consolidated with Dynegy's operations beginning January 1, 2000. The following table reflects certain unaudited pro forma information for the period presented as if the Illinova acquisition had taken place on January 1, 1999 (in thousands, except per share data). Pro forma results for the nine months ended September 30, 1999 include non-recurring after-tax gains of $41.8 million, or $0.15 per diluted share (restated for two-for-one stock split effected by means of a stock dividend distributed on August 22, 2000).

                                                 THREE-MONTH           NINE-MONTH
                                                 PERIOD ENDED         PERIOD ENDED
                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                              ------------------   ------------------
Pro forma revenues..........................      $5,376,000           $12,585,400
Pro forma net income........................          96,500               222,700
Pro forma earnings per share................            0.33                  0.73

    In August 2000, Dynegy announced an expansion of its energy convergence business into the northeastern United States with the execution of a definitive agreement to acquire 1,700 megawatts (MW) of power generation facilities for $903 million. Both facilities are located approximately 50 miles north of New York City. The transaction is subject to approvals from the Federal Trade Commission, the Federal Energy Regulatory Commission and the New York Public Service Commission. It is expected to close during the first quarter of 2001.

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 2--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (CONTINUED)
    On September 29, 2000, Dynegy completed the acquisition of Extant, Inc., a privately held communications solutions company providing centralized clearinghouse services, OSS (Operating Systems Software) integration and network expansion capabilities to communications service providers. Dynegy's net investment consists of $92 million in cash and 1.8 million shares of Class A common stock. Following the transaction, Dynegy established Dynegy Global Communications, a new division that, in addition to pursuing other communications opportunities, will own 80 percent of a limited partnership called Dynegy Connect, which will conduct many of the activities previously conducted by Extant, Inc.

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to options outstanding and a warrant. Shares associated with the conversion of the Series A Convertible Preferred Stock were anti-dilutive for the nine-month period ended September 30, 2000. Common shares outstanding and the resulting computation of basic and diluted earnings per share for the three and nine-months ended September 30, 1999 have been restated to give effect to the
0.69 fixed exchange ratio contained in the terms of the Illinova acquisition. Also, all common shares outstanding, price per share, dividends per share and earnings per share amounts relating to transactions or periods prior to August 22, 2000 have been restated for the two-for-one stock split effected by means of a stock dividend distributed on August 22, 2000.

NOTE 4--CAPITAL STOCK

    In the second quarter of 2000, Dynegy sold approximately 11.6 million shares of common equity at $27.50 per share. The offerings included approximately
8.4 million shares of Class A common stock sold to the public and approximately
3.2 million shares of Class B common stock sold to Chevron in a private transaction, pursuant to Chevron's existing contractual right to maintain a defined level of ownership interest in Dynegy. Total net proceeds to Dynegy as a result of these transactions approximated $307.8 million. This amount was net of underwriting commissions and expenses of approximately $8.0 million. Proceeds from the offerings were used to reduce short-term indebtedness incurred in the acquisition of Illinova.

    Also, in the second quarter of 2000, a non-recurring special dividend payment of $31.8 million was made to BG and NOVA prior to the conversion of their preferred shares to Class A common shares.

NOTE 5--ACCOUNTING POLICY CHANGE

    The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") as amended by Financial Accounting Standard Nos. 137 and 138. Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and certain operations of the Company not presently recorded on a fair value basis. Provisions of Statement

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 5--ACCOUNTING POLICY CHANGE (CONTINUED)
No. 133 must be applied to fiscal periods beginning after June 15, 2000. Dynegy intends to adopt the provisions of Statement No. 133 effective January 1, 2001. Management is currently assessing the financial statement impact of the adoption; however, such adoption is not expected to have a significant impact on Dynegy's financial position at the time of adoption.

    Management believes the adoption of the provisions of Statement No. 133 may affect the variability of future periodic results reported by Dynegy, as well as its competitors, as market conditions and resulting derivative valuations change from time to time. Such earnings variability, if any, will likely result principally from valuations issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets. Illiquidity results from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively.

NOTE 6--UNCONSOLIDATED AFFILIATES

    At September 30, 2000, the Company had cost basis investments in eSpeed, Altra Energy Technologies, Inc., Canenerco, Ltd., Enertech Capital Partners II L.P., Sagemaker, Inc., Energy Infrastructure Overseas, Ltd. and Compton Petroleum Corporation.

    Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in various entities, each formed to build (or buy), own and operate power generation facilities located in the United States, the United Kingdom, Asia and South America; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast; and a
29.19 percent interest in Canadian Midstream Services, Ltd., a partnership that owns and operates a natural gas processing facility.

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 6--UNCONSOLIDATED AFFILIATES (CONTINUED)
    Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the following table:

                                                   NINE-MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------
                                                     2000                   1999
                                             ---------------------   -------------------
                                                           EQUITY                EQUITY
                                               TOTAL       SHARE      TOTAL      SHARE
                                             ----------   --------   --------   --------
                                                          ($ IN THOUSANDS)
Revenues(1)................................  $2,435,379   $942,523   $739,162   $276,296
                                             ----------   --------   --------   --------
Operating margin(1)........................  $  359,031   $118,007   $256,553   $ 96,611
                                             ----------   --------   --------   --------
Net income(1)..............................  $  407,213   $170,462   $ 98,786   $ 42,446
                                             ----------   --------   --------   --------

------------------------

(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as such information was unavailable. The Company sold its investment in Accord in the third quarter of 2000.

NOTE 7--MINORITY INTEREST

    In June 2000, the Company invested in a limited liability company in exchange for a managing interest. A third party investor contributed
$850.0 million in exchange for a non-controlling, preferred interest that entitles them to an adjustable preferred return related to an investment in certain generating facilities. Such rate is currently 7.7%. The limited liability company is a separate legal entity from Dynegy and has separate assets, liabilities and business plans. Absent certain events, Dynegy has the option to acquire the minority investor's interest in the limited liability company. If Dynegy does not acquire the minority investor's interest before June 2010, the limited liability company will liquidate its assets and dissolve. The limited liability company is a consolidated entity and the third-party investor's interest in the limited liability company is reflected as a minority interest. Minority interest also includes third-party investments in certain other consolidated entities, principally relating to Dynegy Midstream Services ("DMS") operations. The net pre-tax results attributed to minority interest holders in consolidated entities is classified in other expenses in the accompanying statements of operations.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED) against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. While the Ninth Circuit has not yet scheduled this appeal for oral argument, it is estimated that oral argument will occur around February 2001.

    Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power" or "IP") and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and Complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation Inc. ("DMG")) (Illinois Power and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November 2001 was set. The initial trial is limited to liability.

    The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED)
EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth. Although none of the Defendants' other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermillion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well.

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

    The Company is subject to various legal proceeding and claims that arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company has assumed liability for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    During 2000, the Company entered into new or restructured lease arrangements associated with a natural gas-fired generating facility, certain electricity generating equipment and certain fiber optic and telecom related equipment. Under the terms of these arrangements, the Company provided certain residual value guarantees associated with the leased assets while retaining certain rights to the assets. The retained rights include the right to extend the term of the lease arrangement, an option to acquire the leased assets from each of the lessors and the right to participate in the outright sale of the related assets. Aggregate future minimum lease payments under these arrangements total approximately $179 million.

    In addition, the Company achieved necessary approvals to begin construction on its Riverside Power Project, a 500-MW natural gas-fired, simple cycle peaking facility, located in Louisa, Kentucky. A Dynegy subsidiary is designing and constructing the generating facility, as agent for a third party, and Dynegy is obligated to guarantee approximately 90 percent of the actual cost of the Riverside project during the construction phase. It is anticipated that Dynegy will subsequently lease the completed Riverside facility from that third party for an initial term of five years. Under certain circumstances, the Company maintains an option to purchase the facility from the third party and it may participate in the outright sale of the asset.

NOTE 9--REGULATORY ISSUES

    Regulatory issues related to certain of Dynegy's operations, principally its transmission and distribution segment, are subject to final determination by various federal and state agencies. The most

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 9--REGULATORY ISSUES (CONTINUED)
significant regulation impacting Dynegy's operations results from laws, rules and regulations promulgated by the State of Illinois through the Illinois Commerce Commission ("ICC") and the Federal government through the Federal Energy Regulatory Commission ("FERC"). As a result, these operations are subject to the provisions of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," which recognizes the economic effects of regulation. Contingent issues impacting the operations of these regulated businesses and commitments associated therewith are summarized below.

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

    DIRECT ACCESS PROVISIONS. Beginning in October 1999, customers with demand greater than 4 MW at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW, and customers representing one-third of the remaining load in the non-residential class were given the right to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers occurs December 31, 2000. Direct access will be available to all residential customers in May 2002. Illinois Power remains obligated to serve all customers who continue to take service from Illinois Power at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges that departing customers must pay to Illinois Power are not designed to hold Illinois Power completely harmless from resulting revenue loss because of the mitigation factor.

    Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

    - Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transition charges are applicable through 2006 and can be extended two additional years by the ICC.

    - Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments.

    - The ROE of utilities is managed through application of floor and ceiling test rules contained in P.A. 90-561 described elsewhere herein.

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 9--REGULATORY ISSUES (CONTINUED)
    The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors including future market prices for wholesale and retail energy and load growth and demand levels in the current Illinois Power service territory.

    During the quarter ended September 30, 2000, some of Illinois Power's customers began taking power and energy requirements from alternate energy suppliers. Although there is a reduction in revenue related to this activity, there is a corresponding reduction in purchase power costs to serve these customers.

    P.A. 90-561--INDEPENDENT SYSTEM OPERATOR ("ISO")
PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, Illinois Power, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On
September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance Regional Transmission Organization ("Alliance RTO"), pending approval from necessary regulatory bodies including FERC. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with FERC. If approved, IP's withdrawal from MISO would be effective no later than December 2001. While there will be costs associated with IP's withdrawal from the MISO, the Company does not expect those costs to be material. Being part of the Alliance RTO is expected to provide IP greater flexibility and cost savings while maintaining reliability in moving large amounts of electricity across the nation's transmission grid.

NOTE 10--SEGMENT INFORMATION

    Dynegy's operations are divided into three reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services, and Transmission and Distribution.

    - DMT focuses on energy convergence--the marketing, trading and arbitrage opportunities that exist among power, natural gas, weather derivatives and coal that can be enhanced by the control and optimization of related physical assets.

    - Dynegy's natural gas liquids subsidiary, DMS, includes North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

    - Dynegy's transmission and distribution subsidiary, Illinois Power, is based in Decatur, Illinois. It serves more than 650,000 natural gas and electric utility customers in a 15,000-square-mile area across Illinois.

    Dynegy Energy Services, reported as a separate segment for the first six months of this year, is included with DMT. The Company will have a fourth segment beginning in the fourth quarter of 2000 containing the Company's telecommunication operations. Such segment will be referred to as Dynegy Global Communications.

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Operating segment information for the three- and nine-month periods ended September 30, 2000 and 1999 is presented below.

         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                            TRANSMISSION &
                                     DMT          DMS        DISTRIBUTION    ELIMINATION      TOTAL
                                 -----------   ----------   --------------   -----------   -----------
                                                           ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic.....................  $ 5,528,774   $1,277,412     $  429,081      $      --    $ 7,235,267
  Canadian.....................      573,199      356,764             --             --        929,963
  European.....................      200,911           --             --             --        200,911
                                 -----------   ----------     ----------      ---------    -----------
                                   6,302,884    1,634,176        429,081             --      8,366,141
                                 -----------   ----------     ----------      ---------    -----------
Intersegment revenues:
  Domestic.....................      223,887      249,749         10,275       (483,911)            --
  Canadian.....................       36,858          153             --        (37,011)            --
  European.....................           --           --             --             --             --
                                 -----------   ----------     ----------      ---------    -----------
                                     260,745      249,902         10,275       (520,922)            --
                                 -----------   ----------     ----------      ---------    -----------
    Total revenues.............    6,563,629    1,884,078        439,356       (520,922)     8,366,141
                                 -----------   ----------     ----------      ---------    -----------
Operating margin...............      192,346       59,989        129,004             --        381,339
Depreciation and
  amortization.................      (33,050)     (19,990)       (39,551)            --        (92,591)
Interest expense...............       (8,689)     (14,505)       (30,513)            --        (53,707)
Other income (expense).........       82,935       (4,601)           995             --         79,329
Equity earnings, net...........      106,510        6,176             --             --        112,686
Income tax provision...........      (97,402)      (4,917)       (13,481)            --       (115,800)
Net income.....................  $   200,375   $    7,835     $   26,814      $      --    $   235,024
Identifiable assets:
  Domestic.....................  $10,125,553   $1,968,510     $3,352,125      $      --    $15,446,188
  Canadian.....................      538,193      183,078             --             --        721,271
  Europe.......................      392,190           --             --             --        392,190
  Other........................      217,240           --             --             --        217,240
Investment in unconsolidated
  affiliates...................      668,932      158,731            106             --        827,769
Capital expenditures and
  investment in unconsolidated
  affiliates...................     (109,472)     (30,215)       (31,394)            --       (171,081)

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                             TRANSMISSION &
                                      DMT          DMS        DISTRIBUTION    ELIMINATION     TOTAL
                                   ----------   ----------   --------------   -----------   ----------
                                                            ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic.......................  $2,585,033   $1,400,520       $    --        $     --    $3,985,553
  Canadian.......................     324,764       93,400            --              --       418,164
  European.......................     181,212           --            --              --       181,212
                                   ----------   ----------       -------        --------    ----------
                                    3,091,009    1,493,920            --              --     4,584,929
                                   ----------   ----------       -------        --------    ----------
Intersegment revenues:
  Domestic.......................     111,763       50,976            --        (162,739)           --
  Canadian.......................      21,483       17,483            --         (38,966)           --
  European.......................          --           --            --              --            --
                                   ----------   ----------       -------        --------    ----------
                                      133,246       68,459            --        (201,705)           --
                                   ----------   ----------       -------        --------    ----------
    Total revenues...............   3,224,255    1,562,379            --        (201,705)    4,584,929
                                   ----------   ----------       -------        --------    ----------
Operating margin.................      75,460       83,354            --              --       158,814
Depreciation and amortization....      (9,796)     (23,439)           --              --       (33,235)
Interest expense.................     (12,422)      (9,617)           --              --       (22,039)
Other income (expense)...........         148       (2,459)           --              --        (2,311)
Equity earnings..................      25,574        6,284            --              --        31,858
Income tax provision.............     (14,453)     (10,289)           --              --       (24,742)
Net income.......................  $   26,776   $   23,916       $    --        $     --    $   50,692
Identifiable assets:
  Domestic.......................  $3,436,313   $2,510,394       $    --        $     --    $5,946,707
  Canadian.......................     313,621       39,044            --              --       352,665
  Europe.........................     115,088           --            --              --       115,088
Investment in unconsolidated
  affiliates.....................     404,964      165,687            --              --       570,651
Capital expenditures and
  investment in unconsolidated
  affiliates.....................    (110,288)     (34,124)           --              --      (144,412)

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

       DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                           TRANSMISSION &
                                    DMT          DMS        DISTRIBUTION    ELIMINATION      TOTAL
                                -----------   ----------   --------------   -----------   -----------
                                                          ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic....................  $11,410,006   $3,680,723     $1,142,674     $        --   $16,233,403
  Canadian....................    1,402,293      799,997             --              --     2,202,290
  European....................      999,257           --             --              --       999,257
                                -----------   ----------     ----------     -----------   -----------
                                 13,811,556    4,480,720      1,142,674              --    19,434,950
                                -----------   ----------     ----------     -----------   -----------
Intersegment revenues:
  Domestic....................      578,229      676,511         22,100      (1,276,840)           --
  Canadian....................       86,846        8,705             --         (95,551)           --
  European....................           --           --             --              --            --
                                -----------   ----------     ----------     -----------   -----------
                                    665,075      685,216         22,100      (1,372,391)           --
                                -----------   ----------     ----------     -----------   -----------
    Total revenues............   14,476,631    5,165,936      1,164,774      (1,372,391)   19,434,950
                                -----------   ----------     ----------     -----------   -----------
Operating margin..............      554,627      188,356        328,734              --     1,071,717
Depreciation and
  amortization................      (90,972)     (84,193)      (116,185)             --      (291,350)
Interest expense..............      (79,088)     (17,602)       (98,027)             --      (194,717)
Other income (expense)........      132,470      (40,093)         1,297              --        93,674
Equity earnings...............      165,235       17,528             --              --       182,763
Income tax provision..........     (188,365)      (5,375)       (15,279)             --      (209,019)
Net income....................  $   347,966   $   13,192     $   33,473     $        --   $   394,631
Identifiable assets:
  Domestic....................  $10,125,553   $1,968,510     $3,352,125     $        --   $15,446,188
  Canadian....................      538,193      183,078             --              --       721,271
  Europe......................      392,190           --             --              --       392,190
  Other.......................      217,240           --             --              --       217,240
Investment in unconsolidated
  affiliates..................      668,932      158,731            106              --       827,769
Capital expenditures and
  investment in unconsolidated
  affiliates..................     (422,424)     (89,513)       (99,765)             --      (611,702)

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

       DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                            TRANSMISSION &
                                     DMT          DMS        DISTRIBUTION    ELIMINATION      TOTAL
                                  ----------   ----------   --------------   -----------   -----------
                                                            ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic......................  $5,855,757   $3,060,975       $    --       $      --    $ 8,916,732
  Canadian......................     982,822      203,342            --              --      1,186,164
  European......................     687,763           --            --              --        687,763
                                  ----------   ----------       -------       ---------    -----------
                                   7,526,342    3,264,317            --              --     10,790,659
                                  ----------   ----------       -------       ---------    -----------
Intersegment revenues:
  Domestic......................     238,847      151,639            --        (390,486)            --
  Canadian......................      42,766       17,483            --         (60,249)            --
  European......................          --           --            --              --             --
                                  ----------   ----------       -------       ---------    -----------
                                     281,613      169,122            --        (450,735)            --
                                  ----------   ----------       -------       ---------    -----------
    Total revenues..............   7,807,955    3,433,439            --        (450,735)    10,790,659
                                  ----------   ----------       -------       ---------    -----------
Operating margin................     216,374      188,264            --              --        404,638
Depreciation and amortization...     (27,180)     (69,093)           --              --        (96,273)
Interest expense................     (30,995)     (28,464)           --              --        (59,459)
Other income (expense)..........      18,324       (7,146)           --              --         11,178
Equity earnings.................      48,084       12,061            --              --         60,145
Income tax provision............     (44,122)      (6,766)           --              --        (50,888)
Net income......................  $   74,907   $   31,832       $    --       $      --    $   106,739
Identifiable assets:
  Domestic......................  $3,436,313   $2,510,394       $    --       $      --    $ 5,946,707
  Canadian......................     313,621       39,044            --              --        352,665
  Europe........................     115,088           --            --              --        115,088
Investment in unconsolidated
  affiliates....................     404,964      165,687            --              --        570,651
Capital expenditures and
  investment in unconsolidated
  affiliates....................    (289,476)     (69,566)           --              --       (359,042)

                                  DYNEGY INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 11--SUBSEQUENT EVENTS

    In October 2000, the Company sold 10.0 million shares of Class A common stock for net proceeds of $526.6 million. The net proceeds were used to reduce commercial paper borrowings and to finance our development and acquisition program.

    In November 2000, Dynegy announced that an affiliate of Dynegy Global Communications signed an agreement to acquire iaxis Limited, a privately held, London-based communications company, for approximately $40 million plus an obligation to expend approximately $160 million related to network build-out costs and the payment of certain pre-existing iaxis obligations. iaxis Limited owns and operates an 8,750-mile (14,000-kilometer), 10-gigabit fiber optic network throughout Europe. The network also has state-of-the art equipment and technology deployed at more than 40 strategically located co-location, data center and hub sites throughout Europe. This purchase is expected to close early in the first quarter of 2001.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

    COMPANY PROFILE. Dynegy is a leading provider of energy products and services in North America, the United Kingdom and continental Europe. Products marketed by the Company's wholesale operations include natural gas, electricity, coal, weather derivatives, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large-scale energy marketing operation with strategically located assets, which augment the marketing efforts, affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

    From inception of operations in 1984 until 1990, the Company limited its activities primarily to natural gas marketing. Starting in 1990, business operations began expanding through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and established energy marketing operations in both Canada and the United Kingdom. The Company initiated domestic electric power marketing operations in February 1994. Effective March 1, 1995, the Company acquired Trident NGL Holding, Inc., a fully integrated natural gas liquids company. On August 31, 1996, Natural Gas Clearinghouse ("NGC") (the predecessor company to Dynegy Inc.) completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were acquired. Effective July 1, 1997, the Company acquired Destec Energy, Inc., a leading independent power producer and developer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century. In 1999, the Company initiated electric power marketing operations in the United Kingdom and in continental Europe. On February 1, 2000, Dynegy completed its acquisition of Illinova Corporation ("Illinova"), a holding company owning unregulated fossil fueled generation and regulated transmission and distribution capabilities, strategically located in the upper mid-west United States.

    On September 29, 2000, Dynegy completed the acquisition of Extant, Inc., a privately held communications solutions company providing centralized clearinghouse services, OSS (Operating Systems Software) integration and network expansion capabilities to communications service providers. Dynegy's net investment consists of $92 million in cash and 1.8 million shares of Class A common stock. Following the transaction, Dynegy established Dynegy Global Communications, a new division that, in addition to pursuing other communications opportunities, will own 80 percent of a limited partnership called Dynegy Connect L.P., which will conduct many of the activities previously conducted by Extant. This new division will be reported as a separate segment beginning in the fourth quarter of 2000.

    BUSINESS SEGMENTS. Dynegy's operations are divided into three reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS"), and Transmission and Distribution.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    - Dynegy Marketing and Trade focuses on energy convergence--the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

    - Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

    - Dynegy's transmission and distribution subsidiary, Illinois Power, is based in Decatur, Illinois. It serves more than 650,000 natural gas and electric utility customers in a 15,000-square-mile area across Illinois.

    Dynegy Energy Services, reported as a separate segment for the first six months of this year, is included with Dynegy Marketing and Trade. As previously disclosed, the Company will have a fourth segment beginning in the fourth quarter of 2000, Dynegy Global Communications.

    UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION. Dynegy's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

    - Projected operating or financial results;

    - Pending or recent acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;

    - Expectations regarding transaction volume and liquidity in wholesale energy markets in the U.S. and Europe;

    - Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in the U.S. and Europe;

    - The expected commencement date for commercial operations for new power plants; and

    - Anticipated developments with respect to demand for broadband services and applications.

    Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

    - The timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and natural gas liquids, or communications products or services;

    - The timing and extent of deregulation of energy markets in the U.S. and Europe and the rules and regulations adopted on a transitional basis in such markets;

    - The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, as well as Dynegy's ability to maintain its investment grade credit ratings;

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    - The effectiveness of Dynegy's risk management policies and procedures and the ability of Dynegy's trading counterparties to satisfy their financial commitments;

    - The liquidity and competitiveness of wholesale trading markets for energy commodities, including the impact of electronic or online trading in these markets;

    - Operational factors affecting the start up or ongoing commercial operations of Dynegy's power generation or midstream natural gas facilities, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

    - Uncertainties regarding the development of, and competition within, the market for broadband services in the U.S. and Europe, including risks relating to competing technologies and standards, regulation, capital costs and the timing and amount of customer demand for high bandwidth applications;

    - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities that may not be covered by indemnity or insurance; and

    - Other U.S. or European regulatory or legislative developments that affect the demand for energy generally, increase the environmental compliance cost for Dynegy's power generation or midstream gas facilities or impose liabilities on the owners of such facilities.

Many of these factors will be important in determining Dynegy's actual future results. Consequently, no forward-looking statement can be guaranteed. Dynegy's actual future results may vary materially from those expressed or implied in any forward-looking statements.

    All of Dynegy's forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, Dynegy disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

    The Company is exposed to commodity price variability related to its natural gas, natural gas liquids, electricity and coal businesses. In addition, fuel requirements at its power generation and gas processing facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, Dynegy routinely utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

    - Manage and hedge its fixed-price purchase and sales commitments;

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    - Provide fixed-price commitments as a service to its customers and suppliers;

    - Reduce its exposure to the volatility of cash market prices;

    - Protect its investment in storage inventories; and

    - Hedge fuel requirements at its gas processing and power generation facilities.

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

    The Company employs the mark-to-market method of accounting for a portion of its operations. It accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently in its results of operations the net gains or losses resulting from the revaluation of these contracts. As a result, substantially all of the operations of the Company's world-wide gas marketing, power marketing, and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. In certain of these markets, long-term contract commitments may extend beyond the period in which reliable or any market quotations for such contracts are available. The lack of reliable long-term pricing requires the use of mathematical models to value these commitments.

    These mathematical models utilize historical market data and other factors to forecast future prices, which are used to value the commitments that reside outside of the liquid market quotations. The application of forecasted pricing curves to contractual commitments may, as with pricing curves derived from quoted market prices, result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology and pertinent industry data in order to forecast pricing curves. However, there can be no assurance that actual cash returns will not vary materially from those estimated through application of such models.

    Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units that actively manage these risk exposures and to ensure compliance with Dynegy's risk management policies. Risk measurement is also practiced daily against the Dynegy portfolios with Value at Risk, stress testing, and scenario analysis on the commercial profiles.

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

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

business. This strategy heightens the risk of volatility in periodic returns by increasing the Company's exposure to variability in anticipated demand resulting from:

    - Changing weather patterns;

    - Unexpected delays in industry-wide construction of new capacity;

    - Unforeseen supply constraints or bottlenecks resulting from transmission failures or other factors;

    - Unforeseen new technologies; and

    - Other similar factors.

    Further, as Dynegy moves forward with the execution of its strategic plan of capturing about a 10 percent share of the wholesale power market, risk of earnings volatility increases through exposure to unanticipated variability in generation capacity dependability factors. As a result of supply contracts routine in the industry, Dynegy's exposure relating to performance by these generating assets resides not only with owned and controlled assets, but also with third party operated facilities. The volatility of earnings, whether it be favorable or unfavorable, will likely be most profound during periods of peak demand when, and if, regional industry-wide generation of electricity as a percentage of Dynegy's overall portfolio and strategy may substantially alter Dynegy's earnings risk profile over time.

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

    SEGMENT PRICE FLUCTUATION EXPOSURES. DMT's integrated component businesses include: wholesale and retail gas, power and related marketing activities and services, and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Historically, fuel costs, principally natural gas, represented the primary variable cost impacting the financial performance of the Company's investment in power generating facilities. Operating margins at these facilities were

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

relatively insensitive to commodity price fluctuations since most purchase and sales contracts contained variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, the Company's investment strategy, which emphasizes growth of merchant generation capacity, is altering the makeup of its generation asset portfolio. The growth of merchant generation capacity as a percentage of total available capacity increases the Company's exposure to commodity price risk. The financial performance and cash flow derived from merchant generation capacity is impacted, either favorably or unfavorably, by changes in and the relationship between the cost of the commodity fueling the facilities and electricity prices.

    Operating margins associated with DMS' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and availability of inlet volumes. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid marketing business. The impact of changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and liquids products are sold. In addition, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which in turn influences the volumes of gas processed. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $6 to $8 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

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

    SEASONALITY. Dynegy's revenue and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with power marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. Dynegy believes that prospective seasonal fluctuations in demand and market prices for natural gas will reduce over time as industry-wide gas-fired merchant generation capacity expands in the United States. Revenue and operating margin in the transmission and distribution businesses reflect a trend similar to DMT's marketing operations with higher seasonal gas sales in the winter and higher seasonal electricity sales in the summer. DMS' businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price, consistent with the trend in the Company's natural gas operations, as a result of greater demand for crop-drying and space heating requirements in the fall and winter months.

    EFFECT OF INFLATION. Although Dynegy's operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and natural gas liquids marketing businesses. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses (a.k.a., "Merchant Leverage Effect"). For the foreseeable future, the Company's primary focus will be the acquisition and/or construction of merchant power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets. The Company also anticipates significant capital expenditures associated with the world-wide development and implementation of network and connectivity solutions.

    Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At September 30, 2000, availability under various credit agreements totaled $831.3 million. Of this available liquidity, $300.0 million was restricted for use by Dynegy Inc., $415.0 million was restricted for use by Dynegy Holdings Inc., $114.9 million was restricted for use by Illinois Power and $1.4 million was available for use under other bank facilities.

    Approximately $1.2 billion of shelf availability remains under outstanding registration statements consisting of $470 million at Dynegy Inc. and $750 million at Dynegy Holdings Inc. The shelf availability may be used for general corporate purposes. Management believes additional financing arrangements can be obtained at reasonable terms, if required.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Pursuant to and as a result of the Illinova acquisition, the Company's capital structure has undergone substantial changes during 2000. As of September 30, 2000, Dynegy has reconstituted its capital structure to pre-Illinova merger levels through a series of transactions, which included a successful offering of common stock, the disposition of certain non-strategic assets and the refinancing of Illinova's unregulated generation assets.

    On September 29, 2000, Dynegy acquired Extant, Inc. The initial investment was $92 million in cash and 1.8 million shares of Class A common stock.

    In October 2000, the Company sold 10.0 million shares of Class A common stock realizing net proceeds of $526.6 million. The net proceeds were used to reduce commercial paper borrowings and to finance our development and acquisition program.

    During 2000, the Company entered into new or restructured lease arrangements associated with a natural gas-fired generating facility, certain electricity generating equipment and certain fiber optic and telecom related equipment. Under the terms of these arrangements, the Company provided certain residual value guarantees associated with the leased assets while retaining certain rights to the assets. The retained rights include the right to extend the term of the lease arrangement, an option to acquire the leased assets from each of the lessors and the right to participate in the outright sale of the related assets. Aggregate future minimum lease payments under these arrangements total approximately $179 million.

    In addition, the Company achieved necessary approvals to begin construction on its Riverside Power Project, a 500-megawatt natural gas-fired, simple cycle peaking facility, located in Louisa, Kentucky. A Dynegy subsidiary is designing and constructing the generating facility, as agent for a third party, and Dynegy is obligated to guarantee approximately 90 percent of the actual cost of the Riverside project during the construction phase. It is anticipated that Dynegy will subsequently lease the completed Riverside facility from that third party for an initial term of five years. Under certain circumstances, the Company maintains an option to purchase the facility from the third party and it may participate in the outright sale of the asset.

    P.A. 90-561 gave Illinois Power's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and reduces them an additional five percent effective on May 1, 2002. The expected impact on Illinois Power of the rate directives is a revenue reduction of approximately $75 million in each of the years 2000 and 2001, approximately $92 million in 2002, and approximately $101 million in 2003 and 2004, based on projected consumption as compared to rates expected prior to the legislation.

OTHER MATTERS

    UNREGULATED GENERATOR ACQUISITION. In August 2000, Dynegy announced an expansion of its energy convergence business into the northeastern United States with the execution of a definitive agreement to acquire 1,700 megawatts (MW) of power generation facilities for $903 million. The transaction is subject to approvals from the Federal Trade Commission, the Federal Energy Regulatory Commission and the New York Public Service Commission. It is expected to close or during the first quarter of 2001. At this time, it is expected that Dynegy will finance the transaction with a combination of project and corporate debt, subject to its self-imposed limitations on leverage designed to maintain Dynegy's

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

balance sheet strength. It is projected that the acquisition will be accretive to 2001 earnings and beyond.

    IAXIS LIMITED ACQUISITION. In November 2000, Dynegy announced that an affiliate of Dynegy Global Communications, its wholly owned communications subsidiary, signed an agreement to acquire iaxis Limited, a privately held, London based communications company, for approximately $40 million plus an obligation to expend approximately $160 million related to network build-out costs and the payment of certain pre-existing iaxis obligations. iaxis Limited owns and operates an 8,750 mile (14,000 kilometer), 10-gigabit fiber optic network throughout Europe. The network also has state-of-the-art equipment and technology deployed at more than 40 strategically located co-location, data center and hub sites throughout Europe. This purchase is expected to close early in the first quarter of 2001.

    INDEPENDENT SYSTEMS OPERATORS UPDATE. The Federal Energy Regulatory Commission ("FERC") has recently issued a proposed order related to the California electricity markets. The proposed order includes the following:

    - No abuse of California electric market power was found during the FERC's analysis;

    - Generators' revenues prior to October 2, 2000 are not subject to refund;

    - Flaws were identified in California's market structure;

    - A maximum $150 MWh "soft" price cap was proposed;

    - Mandatory PX buy/sell requirements were eliminated; and

    - An independent board oversite of the market was proposed.

Management does not believe that the provisions contained in the proposed order will materially effect its operations in California.

    CAPITAL ASSET PROGRAM. The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of twenty-three state-of-the-art gas-fired turbines, representing a capital commitment of approximately $700 million. Delivery of the manufactured turbines is occurring ratably through 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

    Dynegy expects expenditures associated with its worldwide development and implementation of network and connectivity solutions to approximate $74 million in 2001. Of this amount, approximately $20 million relates to iaxis with the remainder associated with domestic projects.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. The Company is exposed to certain market risks inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, natural gas liquids, electricity and coal businesses in order to minimize the risk of market fluctuations. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. The absolute notional contract amounts associated with commodity risk-management, interest rate and forward-exchange contracts at September 30, 2000 and December 31, 1999, respectively, were as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                              (ABSOLUTE NOTIONAL AMOUNTS)
Natural Gas (Trillion Cubic Feet)...........................       7.890           5.702
Electricity (Million Megawatt Hours)........................     359.818          42.949
Natural Gas Liquids (Million Barrels).......................      34.150          19.902
Crude Oil (Million Barrels).................................          --          35.554
Interest Rate Swaps (in thousands of U.S. Dollars)..........    $     --        $ 36,524
Weighted Average Fixed Interest Rate Paid on Swaps..........          --           8.210
U.K. Pound Sterling (in thousands of U.S. Dollars)..........    $ 11,000        $ 85,812
Average U.K. Pound Sterling Contract Rate (in U.S.
  Dollars)..................................................    $ 1.4667        $ 1.6191
Canadian Dollar (in thousands of U.S. Dollars)..............    $509,850        $288,898
Average Canadian Dollar Contract Rate (in U.S. Dollars).....    $ 0.6811        $ 0.6775

    Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period and a 95 percent confidence level. At September 30, 2000, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $10.8 million and the average of such value during the nine-month period ended September 30, 2000 was estimated at $11.4 million.

    CONCLUSION. The Company believes that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity sales, if required.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

    Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and nine-month periods ended September 30, 2000 and 1999, respectively.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    For the quarter ended September 30, 2000, Dynegy realized net income of $235.0 million, or $0.73 per diluted share, compared with third quarter 1999 net income of $50.7 million, or $0.21 per diluted share. Third quarter 2000 recurring net income per diluted share was $0.55, compared to third quarter 1999 recurring net income per diluted share of $0.21. The third quarter 2000 amount includes a one-time pre-tax gain of $83.3 million ($58.5 million after-tax) on the disposition of Dynegy's non-operating equity interest in Accord
Energy Ltd., a U.K. gas marketing joint venture ("Accord"). Third quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The quarter benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from improved commodity prices, higher worldwide demand, a larger contribution of fee-based services and lower expenses. In the transmission and distribution business of Illinois Power, lower-than-expected power demand resulted from mild temperatures, but was offset by operational efficiencies and lower costs.

    Consolidated operating margin for the current quarter totaled
$381.3 million compared to $158.8 million for the same 1999 period, reflecting improved margins in DMT and the additional earnings attributable to the assets acquired in the Illinova merger. DMT contributed $192.3 million to third quarter 2000 consolidated operating margin compared to $75.5 million reported in third quarter 1999, an increase of 155 percent. DMS contributed $60.0 million in third quarter 2000 operating margin compared to $83.4 million in the third quarter 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS' operating margin was 18 percent. The Transmission and Distribution segment, acquired in the Illinova acquisition, contributed
$129.0 million to third quarter 2000 operating margin.

    Operating income increased $146.6 million quarter-to-quarter, reflecting the significantly higher operating results from the convergence businesses as well as the contribution of the operations acquired in the Illinova merger. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense in the 2000 quarter reflect the impact of the Illinova merger, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses also reflects the impact of the Illinova merger, net of merger-related synergies, as well as incremental costs associated with a larger, more diverse base of operations, and non-capitalizable costs required to support technology infrastructure improvements.

    Incremental to Dynegy's consolidated results was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $112.7 million and $31.9 million to pre-tax quarterly earnings in the 2000 and 1999 periods, respectively. Variances period-to-period in these results reflect the impact of weather-driven demand and changes in commodity prices, particularly as

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

these changes impacted DMT investments. The following table provides a summary of equity earnings by investment for the comparable periods.

                 EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                              FOR THE THREE-MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
DYNEGY MARKETING AND TRADE:
  Accord....................................................  $  1,250     $ 6,020
  Power Generation Equity Investments (in aggregate)........   106,424      22,033
  Retail (in aggregate).....................................    (1,705)     (2,477)
  Other, net................................................       541          (2)
                                                              --------     -------
    TOTAL DYNEGY MARKETING AND TRADE........................  $106,510     $25,574
                                                              --------     -------
DYNEGY MIDSTREAM SERVICES:
  Gulf Coast Fractionators..................................  $  1,206     $   939
  West Texas LPG Pipeline Limited Partnership...............     1,561       1,805
  Venice Energy Services Company, L.L.C.....................     2,280       3,306
  Other, net................................................     1,129         234
                                                              --------     -------
    TOTAL DYNEGY MIDSTREAM SERVICES.........................     6,176       6,284
                                                              --------     -------
                                                              $112,686     $31,858
                                                              ========     =======

    Interest expense totaled $53.7 million for the quarter ended September 30, 2000, compared to $22.0 million for the equivalent 1999 period. The variance is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on variable rate borrowings were higher in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly owned subsidiaries totaled $6.2 and $4.2 million for the quarters ended September 30, 2000 and 1999, respectively. The increase in expense period-to-period reflects the assumption of Illinova's outstanding obligations resulting from the merger.

    Other income and expenses, net totaled $79.3 million in income in the quarter ended September 30, 2000 compared with expense of $2.3 million in the 1999 period. The third quarter 2000 amount includes a one-time pre-tax gain of $83.3 million on the disposition of Dynegy's non-operating equity interest in Accord. The 1999 and remaining 2000 amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other income and expense items.

    The Company reported an income tax provision of $115.8 million for the three month period ended September 30, 2000, compared to an income tax provision of $24.7 million for the 1999 period. The effective rates approximated 33 percent in both 2000 and 1999. In general, the difference from the aforementioned effective rates and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles and permanent differences from the effect of certain foreign equity investments and state income taxes.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    For the nine-month period ended September 30, 2000, Dynegy realized net income of $394.6 million, or $1.17 per diluted share, compared with net income in the corresponding period in 1999 of $106.7 million, or $0.46 per diluted share. For the nine-month period ended September 30, 2000, Dynegy had recurring net income of $346.5 million, or $1.11 diluted share, compared to $101.0 million, or $0.44 per diluted share, for the same period in 1999. Recurring 2000 results exclude the after-tax gain on the disposition of a non-operating interest in Accord, the net after-tax effect of the sale of certain qualifying generation facilities and the after-tax effect of non-recurring charges incurred in the first quarter of the year. Recurring 1999 results exclude the after-tax effect of the sale of an investment. Additionally, the recurring earnings per share calculation for the 2000 period excludes the impact of a $31.8 million non-recurring special stock dividend payment. The results for the nine-months ended September 30, 2000 were led by a strong performance in energy convergence operations. The 2000 period reflects Dynegy's successful execution of the Merchant Leverage Effect strategy, which allowed it to leverage its geographically diverse asset portfolio with strong marketing, structured origination activity and term sales. Results for the nine-month period ended September 30, 2000 also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses. The 2000 period also includes the results of the Transmission and Distribution segment acquired effective January 1, 2000.

    Consolidated operating margin for the nine-months ended September 30, 2000 totaled $1,071.7 million compared to $404.6 million for the same 1999 period. DMT contributed $554.6 million to consolidated operating margin for the nine-month period ended September 30, 2000 compared to $216.4 million reported in the same period in 1999, an increase of 156 percent. DMS contributed
$188.4 million in operating margin in the nine-month period ended September 30, 2000 compared to $188.3 million in the same period in 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 40 percent. The Transmission and Distribution segment contributed $328.7 million to operating margin in the nine-month period ended September 30, 2000.

    Operating income increased $387.0 million period-to-period, reflecting the significantly higher operating results from the convergence businesses as well as the contribution of the operations acquired in the Illinova merger. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense in the nine-month period ended September 30, 2000 reflect the impact of the Illinova merger, the impairment of certain natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses also reflects the impact of the Illinova merger, net of merger related synergies, as well as incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements.

    Incremental to Dynegy's consolidated results was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $182.8 million and $60.1 million to pre-tax earnings in the 2000 and 1999 periods, respectively. Variances period-to-period reflect the positive impact of the same market and demand issues that impacted results in the three-month period ended

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

September 30, 2000, for both DMT and DMS investments. The following table provides a summary of equity earnings by investment for the comparable periods.

                 EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                               FOR THE NINE-MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
DYNEGY MARKETING AND TRADE:
  Accord....................................................  $  8,750     $15,020
  Power Generation Equity Investments (in aggregate)........   150,140      38,198
  Retail (in aggregate).....................................     4,699      (5,565)
  Other, net................................................     1,646         431
                                                              --------     -------
    TOTAL DYNEGY MARKETING AND TRADE........................  $165,235     $48,084
                                                              --------     -------
DYNEGY MIDSTREAM SERVICES:
  Gulf Coast Fractionators..................................  $  2,633     $ 2,063
  West Texas LPG Pipeline Limited Partnership...............     4,449       3,946
  Venice Energy Services Company, L.L.C.....................     6,972       4,875
  Other, net................................................     3,474       1,177
                                                              --------     -------
    TOTAL DYNEGY MIDSTREAM SERVICES.........................  $ 17,528     $12,061
                                                              --------     -------
                                                              $182,763     $60,145
                                                              ========     =======

    Interest expense totaled $194.7 million for the nine-months ended
September 30, 2000, compared to $59.5 million for the equivalent 1999 period. The variance is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on variable rate borrowings were higher in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly owned subsidiaries totaled $23.3 and $12.5 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in expense period-to-period reflects the assumption of Illinova's outstanding obligations resulting from the merger.

    Other income and expenses, net totaled $93.7 million in income in the nine-month period ended September 30, 2000 compared with income of $11.2 million in the 1999 period. The components of other income and expense generally include the pre-tax non-recurring items such as interest income, minority interests in consolidated subsidiaries and other similar income and expense items. Additionally, the 2000 period includes the non-recurring gain on the disposition of Accord, the gain on the sale of certain qualifying generation facilities and certain merger and impairment charges. The 1999 period also includes a gain on the sale of an investment.

    The Company reported an income tax provision of $209.0 million for the nine-month period ended September 30, 2000, compared to an income tax provision of $50.9 million for the 1999 period. The effective rates approximated 35 and 32 percent in 2000 and 1999, respectively. The difference from the statutory rate of 35 percent for the 1999 period results principally from permanent differences arising

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

from the amortization of certain intangibles and permanent differences from the effect of certain foreign equity investments and state income taxes.

                           DYNEGY MARKETING AND TRADE
                                ($ IN THOUSANDS)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   --------------------
                                                       2000       1999       2000        1999
                                                     --------   --------   ---------   --------
Operating Margin...................................  $192,346   $ 75,460   $ 554,627   $216,374
Equity Investments.................................   106,510     25,574     165,235     48,084
                                                     --------   --------   ---------   --------
    SUBTOTAL--FINANCIAL CONTRIBUTION...............   298,856    101,034     719,862    264,458
  Depreciation and Amortization....................   (33,050)    (9,796)    (90,972)   (27,180)
  General and Administrative Expenses..............   (37,839)   (35,656)   (133,677)   (97,581)
  Other Items(1)(2)................................    82,935        148     132,470     18,324
                                                     --------   --------   ---------   --------
    EARNINGS BEFORE INTEREST AND TAXES.............   310,902     55,730     627,683    158,021
  Interest Expense.................................   (13,125)   (14,501)    (91,352)   (38,992)
                                                     --------   --------   ---------   --------
    PRETAX EARNINGS................................   297,777     41,229     536,331    119,029
  Income Tax Provision.............................   (97,402)   (14,453)   (188,365)   (44,122)
                                                     --------   --------   ---------   --------
NET INCOME.........................................  $200,375   $ 26,776   $ 347,966   $ 74,907

RECURRING NET INCOME(3)............................  $141,898   $ 26,776   $ 262,866   $ 69,142
                                                     --------   --------   ---------   --------
OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d)--
    Domestic Gas Marketing Volumes.................       7.6        6.1         7.3        6.4
    Canadian Gas Marketing Volumes.................       2.2        2.4         2.2        2.2
    United Kingdom Gas Marketing Volumes...........       1.1        1.0         1.4        1.2
                                                     --------   --------   ---------   --------
                                                         10.9        9.5        10.9        9.8
                                                     ========   ========   =========   ========
Electric Power Marketing--Million Megawatt
  Hours Sold.......................................      40.0       22.7        74.1       50.5
Power Generation (Million Megawatt Hours Generated)
  Gross............................................      11.3        7.9        27.5       15.7
  Net..............................................       8.7        4.4        21.8        9.5

------------------------

(1) Three- and nine-months ended September 30, 2000 results include a one-time pre-tax gain of $83.3 million ($58.5 million after-tax) on the disposition of Dynegy's non-operating equity interest in Accord Energy Ltd., a U.K. gas marketing joint venture. The nine-months ended September 30, 2000 results also include a reasonable allocation of a pre-tax non-recurring gain on the sale of certain qualifying generation facilities of $52 million
    ($33.8 million after-tax) and pre-tax non-recurring charges aggregating
    $68 million ($44.2 million after-tax).

(2) Nine-months ended September 30, 1999 results include a pre-tax $8.9 million ($5.8 million after-tax) non-recurring gain on the sale of an investment.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

(3) Recurring net income reflects the allocation of the items described in (1) and (2) above.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Marketing and Trade reported recurring segment net income of
$141.9 million for the three-month period ended September 30, 2000, compared with recurring net income of $26.8 million in the 1999 quarter. The third quarter 2000 recurring net income excludes the $58.5 million after-tax gain on the disposition of Dynegy's non-operating equity interest in Accord. Recurring results of operations period-to-period were influenced by:

    - Additional unregulated merchant generating capacity acquired in the Illinova merger,

    - Geographical diversification of our generating assets,

    - Successful execution of the Merchant Leverage Effect strategy, and

    - Improved returns from worldwide power and gas marketing and trading operations, offset by

    - Increased depreciation and general and administrative expenses reflecting the impact of the Illinova acquisition, higher variable compensation costs and increased capital and overhead costs required to support the larger, more diverse base of operations.

    Total megawatt hours produced and sold during the third quarter of 2000 aggregated 48.7 million megawatt hours compared to 27.1 million megawatt hours during the 1999 period. The increase is a result of the additional megawatt hours acquired in the Illinova acquisition and the increase in trading volumes due to more favorable market conditions and expanding operations.

    Total natural gas volumes sold increased to 10.9 billion cubic feet per day from 9.5 billion cubic feet per day during last year's third quarter, principally as a result of increased volumes sold to the retail alliances and to gas-fired generation facilities in the U.S.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Marketing and Trade reported recurring segment net income of $262.9 million for the nine-month period ended September 30, 2000, compared with recurring net income of $69.1 million for the nine-month period ended
September 30, 1999. Included in earnings for the nine months ended
September 30, 2000 are non-recurring items including an after-tax gain of $58.5 million relating to the disposition of Dynegy's non-operating equity interest in Accord, an after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and an after-tax charge of $7.2 million related to merger costs. Included in earnings for the nine months ended September 30, 1999 is a non-recurring after-tax gain of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by the same factors impacting the aforementioned quarterly results.

    Total megawatt hours produced and sold during the nine months ended September 30, 2000 aggregated 95.9 million megawatt hours compared to
60.0 million megawatt hours during the 1999 period. Total natural gas volumes sold increased to 10.9 billion cubic feet per day from 9.8 billion cubic feet per day during last year's nine-month period ended September 30, 1999.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                           DYNEGY MIDSTREAM SERVICES
               ($ IN THOUSANDS, EXCEPT AVERAGE COMMODITY PRICES)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Operating Margin.....................................  $ 59,989   $ 83,354   $188,356   $188,264

Equity Investments...................................     6,176      6,284     17,528     12,061
                                                       --------   --------   --------   --------
    SUBTOTAL--FINANCIAL CONTRIBUTION.................    66,165     89,638    205,884    200,325

  Depreciation and Amortization(1)...................   (19,990)   (23,439)   (84,193)   (69,093)
  General and Administrative Expenses................   (14,595)   (17,839)   (45,219)   (52,547)
  Other Items(1).....................................    (4,601)    (2,459)   (40,093)    (7,146)
                                                       --------   --------   --------   --------
    EARNINGS BEFORE INTEREST AND TAXES...............    26,979     45,901     36,379     71,539

  Interest Expense...................................   (14,227)   (11,696)   (17,812)   (32,941)
                                                       --------   --------   --------   --------
    PRETAX EARNINGS..................................    12,752     34,205     18,567     38,598
  Income Tax (Provision) Benefit.....................    (4,917)   (10,289)    (5,375)    (6,766)
                                                       --------   --------   --------   --------
NET INCOME...........................................  $  7,835   $ 23,916   $ 13,192   $ 31,832

RECURRING NET INCOME(2)..............................  $  7,835   $ 23,916   $ 48,274   $ 31,832
                                                       --------   --------   --------   --------

OPERATING STATISTICS:
  Natural Gas Liquids Processed (MBbls/d--Gross)
    Field Plants.....................................      55.1       83.6       62.4       86.4
    Straddle Plants..................................      34.2       45.7       37.4       35.9
                                                       --------   --------   --------   --------
Total Natural Gas Liquids Processed..................      89.3      129.3       99.8      122.3
                                                       --------   --------   --------   --------

Barrels Received for Fractionation (MBbls/d).........     253.1      230.8      240.3      205.9

Natural Gas Liquids Sold (MBbls/d)...................     520.8      499.0      562.3      510.6

Average Commodity Prices:
  Henry Hub Natural Gas (First of Month) ($/MMBtu)...  $   4.26   $   2.60   $   3.41   $   2.17
  Crude Oil--Cushing ($/Bbl).........................     30.52      19.68      27.29      15.06
  Average Mont Belvieu NGL Price ($/Gal).............      0.56       0.40       0.53       0.31

------------------------

(1) Nine-months ended September 30, 2000 results include a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).

(2) Recurring net income reflects the allocation of the items described in (1) above.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Midstream Services reported recurring net income of $7.8 million in the third quarter of 2000 compared with recurring net income of $23.9 million in the same 1999 quarter. Recurring results of operations period-to-period were influenced by:

    - The sale of approximately one-third of Dynegy's upstream natural gas processing assets;

    - A flat commodity pricing environment during the 2000 quarter that reduced marketing and trading opportunities in that period compared with a more volatile commodity price environment which was prevalent in the 1999 quarter;

    - Lower operating costs;

    - Lower depreciation costs due to the sale of certain non-strategic processing plants; and

    - Lower general and administrative expenses.

    Aggregate domestic natural gas liquids processing volumes totaled
89.3 thousand gross barrels per day in the third quarter of 2000 compared to a restated average of 101.6 thousand gross barrels per day during the same period in 1999. The restated volumes reflect the sale of the Ark-La-Tex assets in fourth quarter 1999 and the Mid-Continent assets in March 2000. Fractionation volumes increased principally as a result of increased gas plant production from certain pipelines in West Texas.

    The crude marketing business, which was sold April 1, 2000, contributed $3.0 million in the third quarter 1999.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Midstream Services reported recurring net income of $48.3 million in the nine-month period ended September 30, 2000 compared with recurring net income of $31.8 million in the same 1999 period. Included in earnings in the 2000 period is an aggregate non-recurring after-tax charge of $35.1 million relating to the sale and impairment of certain assets and businesses and allocated merger costs. On a pre-tax basis, $25 million of this charge is included in depreciation expense and $29 million is included in other items. Recurring results of operations period-to-period were influenced by the same factors impacting quarterly results except natural gas liquids commodity prices in 2000 were generally improved over 1999 levels.

    Average domestic natural gas liquids processing volumes totaled
99.8 thousand gross barrels per day in the nine-month period ended
September 30, 2000 compared to a restated average of 97.3 thousand gross barrels per day during the corresponding period in 1999. The restated volumes reflect the sale of the previously mentioned assets. Fractionation volumes increased principally as a result of the aforementioned improved relationship between natural gas and natural gas liquids prices in the first six months of 2000, which induced increased straddle production period-to-period resulting in greater volumes available for fractionation, and the increased gas plant production from certain pipelines in West Texas in the third quarter of 2000.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                         TRANSMISSION AND DISTRIBUTION
                                ($ IN THOUSANDS)

                                                           THREE MONTHS
                                                               ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   --------------------
                                                          2000       1999       2000        1999
                                                        --------   --------   ---------   --------
Transmission and Distribution Margin:.................  $129,004    $   --    $ 328,734   $    --
Depreciation and Amortization.........................   (39,551)       --     (116,185)       --
General and Administrative Expenses...................   (17,640)       --      (56,253)       --
Other Items(1)........................................       995        --        1,297        --
                                                        --------    ------    ---------   -------
  EARNINGS BEFORE INTEREST AND TAXES..................    72,808        --      157,593        --
  Interest Expense....................................   (32,513)       --     (108,841)       --
                                                        --------    ------    ---------   -------
      PRETAX EARNINGS.................................    40,295        --       48,752        --
  Income Tax Provision................................   (13,481)       --      (15,279)       --
                                                        --------    ------    ---------   -------
NET INCOME............................................  $ 26,814    $   --    $  33,473   $    --

RECURRING NET INCOME(2)...............................  $ 26,814    $   --    $  35,408   $    --
                                                        --------    ------    ---------   -------
OPERATING STATISTICS:(3)
  Electric Sales in kWh (Millions)--
    Residential.......................................     1,593     1,666        3,870     3,972
    Commercial........................................     1,204     1,185        3,257     3,201
    Industrial........................................     2,432     2,260        6,844     6,550
    Other.............................................        94        98          274       286
                                                        --------    ------    ---------   -------
      Sales to Ultimate Customers.....................     5,323     5,209       14,245    14,009
    Interchange.......................................         1     3,162           51     5,815
                                                        --------    ------    ---------   -------
      Total Electric Sales............................     5,324     8,371       14,296    19,824
                                                        --------    ------    ---------   -------
  Gas Sales in Therms (Millions)--
    Residential.......................................        21        19          204       222
    Commercial........................................        12        11           88        94
    Industrial........................................        13        16           54        53
                                                        --------    ------    ---------   -------
      Sales to Ultimate Customers.....................        46        46          346       369
    Transportation of Customer Owned Gas..............        56        58          195       203
    Interdepartmental Sales...........................         5        17           18        25
                                                        --------    ------    ---------   -------
      Total Gas Sales.................................       107       121          559       597
                                                        --------    ------    ---------   -------

------------------------

(1) Nine-months ended September 30, 2000 results include a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).

(2) Recurring net income reflects the allocation of the items described in (1) above.

(3) Operating statistics for 1999 are included for informational purposes.

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    The transmission and distribution segment, acquired in the Illinova acquisition, reported recurring net income of $26.8 million for the third quarter 2000. Mild temperatures in the upper mid-west during the quarter reduced electricity demand, which negatively impacted anticipated results from this segment. Continued management of overhead and maintenance costs partially offset the negative effects of the weather related demand.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    The Transmission and Distribution segment reported recurring net income of $35.4 million for the nine-month period ended September 30, 2000, which amount included a $1.9 million after-tax non-recurring merger cost charge. Results of operations for this segment reflect the weather related lack of demand for services throughout the 2000 period. Cost synergies achieved in the segment have partially offset the lower than anticipated revenue growth.

OPERATING CASH FLOW

    Cash flow from operating activities totaled $374.1 million for the nine-month period ended September 30, 2000, compared to $96.8 million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein, which affected changes in trade accounts receivable and payable as well as inventory balances. Changes in other working capital accounts, which include prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

    Investing activities in the 2000 period included the aforementioned acquisition of Illinova and Extant, Inc., and $514.2 million in capital expenditures principally related to construction of power generation assets, betterments of existing facilities related to the transmission and distribution segment and investment associated with technology infrastructure. Dynegy financed the cash component of the Illinova acquisition initially with borrowings under a debt facility and commercial paper and the issuance of $200 million of Class B common stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity, dispositions of certain non-strategic assets, proceeds from issuance of minority interest and from cash flow derived from its operations. The non-strategic assets disposed of in 2000 principally related to the sale of certain qualifying facilities and liquids assets for which the Company received cash inflows of approximately $847.6 million in the nine-months ended
September 30, 2000. Also during the 2000 year-to-date period, Dynegy made investments in unconsolidated affiliates of $97.5 million.

    During the nine-months ended September 30, 1999, the Company spent a net $279.9 million principally on power generation assets, including an interest in a power generation partnership, and additional expenditures related to betterments of existing facilities and capital investment associated with technology infrastructure improvements. Additionally, during the 1999 period, the Company

                                  DYNEGY INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

received proceeds of $16.7 million principally related to the sale of an investment and made investments in unconsolidated affiliates of $79.2 million.

FINANCING ACTIVITIES

    As an integral part of the Illinova acquisition, Chevron purchased shares of Class B Common Stock for $200 million. Proceeds from this sale were used to partially finance the cash portion of the merger.

    In May 2000, Illinois Power redeemed $93.2 million of tax advantaged Monthly Income Preferred Securities.

    In the second quarter of 2000, Dynegy sold approximately 11.6 million shares of common equity at $27.50 per share. The offerings included approximately
8.4 million shares of Class A common stock sold to the public and approximately
3.2 million shares of Class B common stock sold to Chevron in a private transaction, pursuant to Chevron's exiting contractual right to maintain a defined level of ownership interest in Dynegy. Total net proceeds to Dynegy as a result of these transactions approximated $307.8 million. This amount was net of the underwriting commissions and expenses of approximately $8.0 million. Proceeds from the offerings were used to reduce short-term indebtedness incurred in the acquisition of Illinova.

DIVIDEND REQUIREMENTS

    Dynegy declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. Effective the date of the merger, the holders of Class A and Class B common stock are entitled to receive dividends for 2000 of $0.30 per share if, when and as declared by the Board of Directors of the Company out of funds legally available therefore. The holders of Class B common stock have certain conversion features and maintain certain preemptive rights under a shareholder agreement. The holders of Series A Convertible Preferred Stock are entitled to receive dividends of $3.00 per share annually if, when and as declared by the Board of Directors of the Company out of funds legally available therefore. Dividends on the preferred shares are cumulative from the date of issuance and are payable quarterly on the last day of March, June, September and December. The preferred stock carries certain priority, liquidation, redemption, conversion and voting rights not available to the common shareholders. There was no outstanding preferred stock as a of September 30, 2000. The Company paid approximately $87.7 million in cash dividends and distributions during the nine-month period ended September 30, 2000 and $6.0 million during the nine-month period ended September 30, 1999.

                                  DYNEGY INC.
                           PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. While the Ninth Circuit has not yet scheduled this appeal for oral argument, it is estimated that oral argument will occur around February 2001.

    Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    On November 3, 1999, the U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power") and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois,
No. 99C833. Subsequently, the DOJ and EPA amended the NOV and Complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest
Generation Inc. ("DMG")) (Illinois Power and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November 2001 was set. The initial trial is limited to liability.

    The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth. Although none of the Defendants' other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermillion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well.

    The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" ("BACT") (or equivalent) at the Baldwin Station and possibly at the other three plants as well. The Company believes that the EPA's and DOJ's claims are without merit, and that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

    The Company is subject to various legal proceeding and claims that arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company has assumed liability for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                                  DYNEGY INC.
                           PART II. OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

       Exhibit 27--Financial Data Schedule

(b) Current Report on Form 8-K, Commission File No. 1-11156, dated August 2, 2000, relating to the letters of intent to acquire Extant, Inc. and certain power generation facilities for $903 million.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DYNEGY INC.

Date: November 14, 2000                                By:          /s/ BRADLEY P. FARNSWORTH
                                                            -----------------------------------------
                                                                      Bradley P. Farnsworth,
                                                               SENIOR VICE PRESIDENT AND CONTROLLER
                                                                   (DULY AUTHORIZED OFFICER AND
                                                                 PRINCIPAL ACCOUNTING OFFICER)