Form 10-K405
period 2000-12-31
DYNEGY INC /IL/
filed 2001-03-13
CIK 879215

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 1-15659

                           --------------------------

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

       Title of each class:         Name of each exchange on which registered:
------------------------------------------------------------------------------
Class A Common Stock, no par value         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

       Title of each class:         Name of each exchange on which registered:
------------------------------------------------------------------------------
None                                                  --

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 7, 2001, computed by reference to the closing sale price of the registrant's common stock on the New York Stock Exchange on such date:
$12,051,431,963

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A common stock, no par value per share, 238,944,006 shares outstanding as of March 7, 2001; Class B common stock, no par value per share, 86,499,914 shares outstanding as of March 7, 2001.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Parts I, II and IV incorporate the Annual Report to Shareholders for the fiscal year ended December 31, 2000. As to Part III (items 10, 11, 12 and 13), Notice and Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed not later than 120 days after December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  DYNEGY INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                     PART I

Item 1.   Business                                                          1

Item 1A.  Executive Officers                                               22

Item 2.   Properties                                                       24

Item 3.   Legal Proceedings                                                24

Item 4.   Submission of Matters to a Vote of Security Holders              24

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              25

Item 6.   Selected Financial Data                                          26

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        28

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       49

Item 8.   Financial Statements and Supplementary Data                      50

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         50

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant               51

Item 11.  Executive Compensation                                           51

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       51

Item 13.  Certain Relationships and Related Transactions                   51

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K                                                              52

Signatures                                                                 61

                                                             DYNEGY    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

Dynegy Inc. ("Dynegy" or the "Company") is a leading provider of energy and communications solutions to customers in North America, the United Kingdom and Continental Europe. The Company's leadership position extends across the entire convergence value chain, from broadband, power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances and weather derivatives to transportation, gathering and processing of natural gas liquids. The Company also is involved in the transmission and distribution of electricity and natural gas and provides retail service to electric and gas consumers.

Dynegy's strategy involves ownership or control of physical assets, which provide marketing, trading and arbitrage opportunities that occur across commodity products, geographic regions and over time. The Company executes this strategy across substantially all of its businesses.

The principal executive office of the Company is located at 1000 Louisiana, Suite 5800, Houston, Texas 77002, and the telephone number of that office is
(713) 507-6400. Dynegy and its affiliates maintain marketing and/or regional offices in Atlanta, Georgia; Aurora, Colorado; Boston, Massachusetts; Calgary, Alberta; Chicago, Illinois; Dallas, Texas; Decatur, Illinois; Elida, Ohio; Hong Kong, China; Hyderabad, India; London, England; Midland, Texas; Milan, Italy; Montreal, Quebec; Oakville, Ontario; Oklahoma City, Oklahoma; Paris, France; Pleasanton, California; Tampa, Florida; Washington D.C.; and Vienna, Austria.

DYNEGY    FORM 10-K

                                  DEFINITIONS

As used in this Form 10-K, the abbreviations listed below are defined as follows:

BCF         Volume of one billion cubic feet.

BCF/D       Volume of one billion cubic feet per day.

BTU British thermal unit - a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.

HOLDINGS    Dynegy Holdings Inc., a wholly owned subsidiary of Dynegy
            Inc.

IP          Illinois Power Company, a wholly owned subsidiary of Dynegy
            Inc.

LATA        A geographical location established by the Federal
            Communications Commission for the provision and administration of local telecommunication service. A LATA may encompass one or more area code.

LPG         Liquid petroleum gas.

MBBLS/D     Thousands of barrels per day.

MCF         Thousands of cubic feet.

MMBTU       Millions of Btu.

MMCF/D      Volume of one million cubic feet per day.

MW          Megawatts.

NGLS        Natural gas liquids.

POPS Point of presence - the physical location within a LATA where a long distance carrier interfaces with the network of the local exchange carrier. The point at which the local exchange carrier terminates subscribers' circuits for long-distance dial-up or leased-line communciations.

                                                             DYNEGY    FORM 10-K

                               SEGMENT DISCUSSION

                                    [CHART]

The Company has four reportable business segments: Dynegy Marketing and Trade, Dynegy Midstream Services, Transmission and Distribution and Dynegy Global Communications. Both the transmission and distribution and communications segments were formed in 2000.

DYNEGY MARKETING AND TRADE SEGMENT

GENERAL. This segment is actively engaged in value creation through marketing and trading of natural gas, power, coal, emissions allowances and the generation of electricity principally under the name Dynegy Marketing and Trade ("DMT"). Dynegy is pursuing an integrated wholesale energy business approach based on execution of an energy convergence strategy. This strategy exploits the marketing, trading and arbitrage opportunities existing in the natural gas and power markets that are enhanced by the control and optimization of related physical assets. The combination of a portfolio of strategic generation assets and a diverse gas and power marketing franchise allow for extraction of value resulting from arbitrage opportunities occurring across energy products, across geographic regions and over time. The Company refers to this synergistic relationship between merchant generation capacity and energy marketing and trading as the "Merchant Leverage Effect".

DYNEGY    FORM 10-K

                                    [CHART]

Dynegy views its gas and power marketing and power generation businesses as an integrated unit. Control of merchant generation, or "Btu Conversion" capacity, when coupled with the Company's national wholesale gas and power marketing franchise, creates a wide range of value-creation opportunities benefiting both the Company and its customers. Dynegy's wholesale marketing and trading franchise adds value to its generation assets by providing national market access, market infrastructure and intelligence, risk-management and arbitrage opportunities, fuel management and procurement expertise and transmission expertise for inputs (gas, coal and fuel oil) and outputs (power). Generation capacity adds value to the Company's wholesale marketing and trading franchise by providing an outlet/ market for gas and coal supplies, a source of reliable power supply and an enhanced ability to structure innovative new products and services for customers.

Dynegy will seek to replicate its vision of the domestic convergence businesses throughout Canada, the United Kingdom, Continental Europe and other markets as those markets open up to greater competition. Such convergence is subject to the unique attributes associated with any market deregulation in those areas. The Company maintains energy marketing and trading operations in Canada, the United Kingdom and Continental Europe and is continuing to assess local, regional and national markets, regulatory environments and other factors in order to support and direct future investment.

NATURAL GAS PURCHASES. Dynegy has the obligation to purchase at various index prices and the right to market substantially all of the natural gas produced or controlled by Chevron U.S.A. Inc. ("Chevron") in the United States (except Alaska). The Chevron relationship provides the Company with a significant, stable supply of natural gas

                                                             DYNEGY    FORM 10-K
which, when combined with gas supplies available from its network of other supply sources, allows it to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand.

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

NATURAL GAS SALES. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's wholesale customer base consists primarily of gas and electric utilities and industrial and commercial end-users and marketers of natural gas. For the year ended December 31, 2000, the Company sold an aggregate average of 10.9 Bcf/d of natural gas.

NATURAL GAS STORAGE. Natural gas storage capacity plays an important role in the Company's ability to act as a full-service natural gas marketer by allowing it to manage relatively constant gas supply volumes with uneven demand levels. Through the use of its storage capabilities, the Company offers peak delivery services to satisfy winter heating and summer electric-generating demands. Storage inventories also provide performance security or "backup" service to the Company's customers. The Company, at various times, leases short-term and long-term firm and interruptible storage.

POWER. Dynegy markets electricity and power products and services, providing a 24-hour-a-day resource for the sale and purchase of power through access to wholesale markets throughout North America. The Company helps generation customers manage and optimize their fuel supplies, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, the Company provides market aggregation and sales assistance and risk-management services and strategies. The Company will, at times, contract for transmission capacity over regulated transmission lines in order to facilitate regional movements of power. In 2000, Dynegy sold 109.1 million megawatt-hours of electricity.

DYNEGY    FORM 10-K

At December 31, 2000, Dynegy had interests in power projects in operation, under construction, in development or pending acquisition, having gross capacity of over 16,000 MW of electricity. These power plants are located in California, Florida, Georgia, Illinois, Kentucky, Louisiana, Michigan, Nevada, New York, North Carolina, Texas, Virginia, Washington, Costa Rica, Honduras, Jamaica, Panama and Peru. The Company's generation assets include projects that are Exempt Wholesale Generators ("EWGs") (including "Merchant Plants") or Qualifying Facilities ("QFs"). A Merchant Plant operates independently from designated power purchasers, and as a result, will generate and sell power to the market when electricity sales prices exceed the cost of production. Merchant Plants provide flexibility to the Company in executing its energy convergence strategy. A QF is operated under laws outlined in the Public Utilities Regulatory Policies Act of 1978 ("PURPA"), by the Federal Energy Regulatory Commission ("FERC") and by certain state legislatures, and typically sells the power it generates to a single power purchaser. The combined gross capacity of owned facilities in operation at December 31, 2000 approximated 13,100 MW of electricity and 3.3 million pounds per hour of steam sold to third parties. Approximately 65 percent of these facilities were solely gas-fired plants, with the remaining facilities fueled by coal, wind, heavy fuel oil or some combination thereof. In 2000, there were 29 external customers who bought power generated from the plants owned or controlled by Dynegy. Approximately 80 percent of power generation revenues were received from three of these customers. Further, purchases from two suppliers accounted for approximately 29 percent of purchases made by the power plants.

In addition to ownership and operation of generating capacity, the Company may, at times, provide services to affiliate ventures in the areas of project development, engineering, regulatory and environmental affairs, operating and maintenance services, business management and fuel supply.

RETAIL. Deregulation of the retail gas and power markets is evolving to encourage greater competition and access to markets. Dynegy's retail gas and electric strategy is to strengthen key customer relationships by forming a number of regional retail gas and power alliances, which mitigates the large capital investment and financial risks necessitated by other national retail marketing strategies. The combination of Dynegy's low-cost energy supply (gas and power) with a regional utility's large, installed customer base and local name recognition positions each alliance to capture a significant portion of the local gas and power market when those markets fully open to competition.

                                                             DYNEGY    FORM 10-K

DYNEGY MIDSTREAM SERVICES SEGMENT

GENERAL. During 2000, Dynegy Midstream Services ("DMS") continued its commitment to operating principles that address cost control, strategic asset management, supply reliability, risk-management and culture. This commitment has led to highly competitive, safe and environmentally sound operations.

This segment consists primarily of the Company's North American midstream liquids operations and global LPG transportation and NGL marketing operations, located primarily in Houston and in London. North American midstream liquids operations are actively engaged in gathering and processing natural gas and transportation, fractionation, storage and marketing of NGLs. Dynegy has captured significant cost and operating efficiencies as well as attractive returns on services provided to the market through the independent ownership and operation of these assets. Dynegy's vertically integrated NGL infrastructure extracts profit throughout the value chain extending from inlet natural gas volumes gathered from the world's producing horizons to marketing NGLs to wholesalers and end users throughout the world.

                                    [CHART]

During 2000, DMS completed its asset divestiture strategy, which included the sale of all Mid-continent assets and the domestic crude oil marketing and trade business. Additionally, it was announced that the Company's Canadian midstream assets will be sold in the first quarter of 2001.

DMS is now positioned to maximize earnings from its vertically integrated core gas gathering, processing and downstream

DYNEGY    FORM 10-K
assets. Similar to DMT's convergence strategy, ownership and control of upstream processing and downstream fractionation, storage and transportation assets provide trading and arbitrage opportunities to DMS' NGL marketing and trading business. DMS' management, people and capital resources are aligned and focused on exploiting growth opportunities in all core areas, including the high-growth Gulf of Mexico region and areas outside North America.

                                    [CHART]

The Company is a recognized industry leader in substantially all midstream component businesses, ranging from natural gas processing to marketing NGLs to end users. After concluding the strategic Mid-continent asset sale, Dynegy is the sixth largest processor of natural gas in the United States.

NATURAL GAS GATHERING AND PROCESSING. The natural gas processing industry is a major oil and gas industry segment, providing the necessary service of refining raw natural gas into marketable, pipeline quality natural gas and NGLs. The Company owns interests in 26 gas processing plants, including 16 plants it operates, as well as associated and stand-alone natural gas gathering pipeline systems. These assets are primarily located in key producing areas of Louisiana, New Mexico and Texas. During 2000, the Company processed on average 2.1 Bcf/d of natural gas and produced on average 97 thousand barrels per day of NGLs, net to the Company's interest.

Dynegy has the right to process substantially all of Chevron's processable natural gas in those geographic areas where it is economically feasible for Dynegy to provide such service.

                                                             DYNEGY    FORM 10-K

Dynegy's natural gas processing services are provided at two types of plants, referred to as field and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract NGLs and to remove water vapor, solids and other contaminants. Straddle plants are situated on mainline natural gas pipelines and allow operators to extract NGLs from a natural gas stream when the market value of NGLs separated from the natural gas stream is higher than the market value of the same unprocessed natural gas.

FRACTIONATION. Liquids removed from natural gas at processing plants are generally in the form of a commingled stream of light liquid hydrocarbons (raw product). The commingled NGLs are separated at fractionation facilities into component products of ethane, propane, normal butane, isobutane and natural gasoline. The Company has ownership interests in three stand-alone fractionation facilities: two in Mont Belvieu, Texas and one in Lake Charles, Louisiana. The Company operates the Louisiana facility and one of the Mont Belvieu facilities. During 2000, these facilities fractionated an aggregate average of 224 thousand gross barrels per day.

NGL TRADING AND WHOLESALE MARKETING. During 2000, the Company sold approximately 565 thousand barrels per day of NGLs to nearly 800 customers. In 2000, approximately 19 percent of the Company's NGL purchases and approximately 27 percent of NGL sales were made with Chevron or one of its affiliates.

The Company markets its own NGL production and also purchases NGLs from third parties for resale throughout the world. NGL trading sold approximately 363 thousand barrels per day of NGLs in North America in 2000. NGL trading extracts premiums from markets relying on processing and fractionating assets and performs commodity price risk-management activities. In 2000, Wholesale Marketing delivered 100 thousand barrels per day of LPG on average and provided other services to end markets, such as refineries and retailers of NGLs.

Dynegy also markets and trades LPG worldwide via chartered large-hull ships. In 2000, 102 thousand barrels per day of LPG was marketed and traded by this business. These operations acquire, market and trade product from producing areas in the North Sea, West Africa, Algeria and the Arabian Gulf as well as from the U.S. Gulf Coast region. Dynegy expects continued expansion of this international business through development of facilities in existing producing areas as well as in developing downstream markets.

TRANSPORTATION OPERATIONS.      The Company has developed a strategic mix of gas
liquids transportation infrastructure that services product delivery needs of its worldwide liquids trading and wholesale marketing businesses. In the U.S., the

DYNEGY    FORM 10-K

Company owns over 9,700 miles of gas gathering and gas liquids pipelines, primarily in the Arklatex, Gulf Coast and Permian Basin regions. It also owns or leases approximately 1,700 railcars and owns or leases 72 tank trucks and 29 pressurized barges. These assets are deployed to serve its wholesale distribution terminals, Gulf Coast fractionators, underground storage facilities, pipeline injection terminals, and many of the nation's crude oil refineries. The Company's large-scale marine terminals are located in Texas, Florida and Louisiana, offering importers and wholesalers a variety of methods for transporting products to the marketplace. Dynegy controls over 60 million barrels of underground liquids storage capacity in Texas, Louisiana, and Mississippi, providing customers with the ability to store, trade, buy and sell specification products. The Company charters three VLGC (Very Large Gas Carriers), totaling more than 130,000 tons of capacity, which support its worldwide marketing and trading activities. Two newly built VLGC are committed to charter and scheduled for 2001 and 2002 delivery.

TRANSMISSION & DISTRIBUTION SEGMENT

The transmission and distribution segment consists of IP's operations acquired in the Illinova Corporation ("Illinova") acquisition that closed in early 2000. IP is based in Decatur, Illinois and provides retail electric and natural gas service to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric transmission service also is supplied to numerous utilities, municipalities and power marketing entities.

IP supplies retail electric service to an estimated population of 1.3 million and holds franchises in all of the 311 incorporated municipalities in which it furnishes such service. Retail natural gas service is supplied by IP to a population of approximately 1 million, and IP holds franchises in all of the 266 incorporated municipalities in which it furnishes such service. As of December 31, 2000, based on the number of billable meters, IP served over 587,000 active electric customers and over 412,000 active gas customers. IP's highest system peak hourly demand (native retail load) in 2000 was 3,473 MW on August 31, 2000. IP experienced its 2000 peak-day delivery of 647,004 MMBtu of natural gas on December 21, 2000.

IP has seven underground gas storage fields having a total capacity of approximately 11.5 Bcf and a total deliverability on a peak day of about 312,000 Mcf. IP also has contracts with various natural gas suppliers and producers for
5.1 Bcf of underground storage capacity, having total deliverability on a peak day of 93,000 Mcf. Operation of underground storage permits IP to increase deliverability to its customers during peak load periods by extracting gas which was previously put into storage during the off-peak months.

                                                             DYNEGY    FORM 10-K

IP owns an interconnected electric transmission system of approximately 2,800 circuit miles and a distribution system that includes approximately 36,000 circuit miles of overhead and underground lines. Additionally, IP owns 757 miles of gas transmission pipe and 7,486 miles of gas distribution pipe. All of these properties are located in Illinois.

DYNEGY GLOBAL COMMUNICATIONS SEGMENT

Dynegy Global Communications ("DGC") is engaged in pursuing and capturing opportunities in the converging energy and communications marketplace. In applying its convergence strategy, DGC is developing a global state-of-the-art, low-cost network that will enable Dynegy to become a leader in the broadband marketing and trading arena through integration of physical assets with marketing and trading acumen.

DynegyCONNECT, L.P., DGC's North American subsidiary, is developing the first nationwide optically switched data network that will consist of approximately 16,000 route miles and 44 POPs by the fourth quarter of 2001. This joint venture with Telstra Corporation Ltd., Australia's premier telecommunications company and 20 percent owner of DynegyCONNECT, L.P. ("Connect") provides us with access to its extensive Asia-Pacific network.

Dynegy Europe Communications ("DEC") was formed following the acquisition of iaxis Limited ("iaxis"), a previously privately held, London-based communications company. Through the completion of this purchase in the first quarter of 2001, DEC acquired a fiber optic network and state-of-the-art optical equipment and technology deployed at more than 20 strategically located co-location and hub sites throughout Europe. Dynegy also formed a broadband marketing and trading subsidiary to pursue future bandwidth commoditization opportunities. Dynegy believes it entered the communications industry at the right time since the recent decline in the sector enabled it to do so at a relatively low cost. Dynegy will continue to pursue its "asset-lite" network strategy in building its world-wide broadband marketing and trading operation.

                                  COMPETITION

Dynegy faces strong competition relating to the energy industry in the development of new electricity generating plants, the acquisition of existing generating facilities and the marketing and transportation of related commodities. The Company's primary competition is with energy marketing and trading companies as well as entities vying for market share in the deregulating domestic electricity generating and marketing industries. As a result of expanding energy operations in Europe, Dynegy also is experiencing competition in these markets from companies having substantial financial and intellectual resources.

DYNEGY    FORM 10-K

Dynegy competes in its energy marketing and trading businesses with international, national and regional full-service energy providers, merchants, producers and pipelines for sales based on its ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transportation. Further, Dynegy believes that technological advances in executing transactions will differentiate the competition in the near term. Operationally, Dynegy believes its ability to remain a low-cost merchant and to effectively combine value-added services, competitively priced supplies and price risk-management services will determine its level of success in its marketing and trading operations.

The demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired generation and power generating facilities which are often fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company's power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the U.S. electric power industry has resulted in a highly competitive market for acquisition or development of domestic power generating facilities. As the nation's regulated utilities seek non-regulated investments and states move toward retail electric competition, these trends can be expected to continue for the foreseeable future.

Dynegy's entrance into the communications industry also subjects Dynegy to new competition with industry participants having substantial financial resources and significant industry expertise. Through the execution of its business plan, Dynegy expects to continue to compete with a substantial number of communications companies, many of which have greater resources and/or focus only on one industry or a niche within a single industry. While Dynegy believes that it will be successful in executing its business plan and in competing for market share with industry participants, failure to compete effectively could have a material adverse effect on Dynegy's profitability.

The Company's NGL marketing businesses face significant competition from a variety of competitors including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, marketing of NGLs, crude

                                                             DYNEGY    FORM 10-K
oil, residue gas, condensate and sulfur and transportation of natural gas, NGLs and crude oil. Competition typically arises as a result of the location and operating efficiency of facilities, the reliability of services and price and delivery capabilities. Dynegy's leadership position in this industry provides unique opportunities to extract value from its investments. The Company believes it has the infrastructure, long-term marketing abilities, financial resources and management experience to enable it to compete effectively.

Dynegy believes its intellectual capital, technological advances, financial condition and access to capital markets will play an increasing role in distinguishing the Company from many of its competitors.

                                   REGULATION

GENERAL. The Company is subject to regulation by various federal, state, local and foreign agencies, including the regulations described below. Although significant capital expenditures may be required to comply with these regulations, such compliance has not materially adversely affected the Company's historical earnings or competitive position.

NATURAL GAS REGULATION. The transportation and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act of 1938, as amended ("NGA"), and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). The rates charged by interstate pipelines, including those owned by the Company, for interstate transportation and storage services also are regulated by the FERC.

In the first quarter of 2000, the FERC issued Order No. 637, which introduced several measures to increase competition for interstate pipeline transportation services. Interstate pipelines began implementation of the new regulations in May 2000. Order No. 637 has not adversely affected, and is not expected to adversely affect, the Company's operations.

Certain federal and provincial regulatory authorities require parties to transactions involving natural gas exports to hold export or removal permits. The Company's indirect wholly owned Canadian subsidiary, Dynegy Canada Inc., holds various Canadian and U.S. permits for such purposes. In the United Kingdom, the natural gas business is subject to regulation by the Office of Gas Supply.

GAS PROCESSING. Dynegy's gas processing operations could become subject to FERC regulation under certain circumstances. The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the NGA. Dynegy believes its gas processing plants are primarily involved in removing NGLs and, therefore, are exempt from FERC jurisdiction. Nevertheless, the FERC has

DYNEGY    FORM 10-K
made no specific finding as to Dynegy's gas processing plants. In addition, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction likely would apply to the downstream facility as a pipeline, however, and not to the plants themselves.

GAS GATHERING. The NGA exempts gas gathering facilities from the jurisdiction of the FERC, while interstate transmission facilities remain subject to FERC jurisdiction. Dynegy believes its gathering facilities and operations meet the current tests used by the FERC to determine nonjurisdictional gathering facility status, although the FERC's articulation and application of such tests have varied over time. No assurance can be given that all of Dynegy's gas gathering facilities will remain classified as such and, therefore, exempt from FERC or other regulation.

ELECTRICITY MARKETING REGULATION. The Company's electricity marketing operations are regulated by the Federal Power Act ("FPA") and the FERC with respect to rates, terms and conditions of services and certain reporting requirements. Current FERC policies permit marketing and trading entities to market electricity at market-based rates.

In December 1999, the FERC issued Order No. 2000, which addressed a number of issues relating to the regional transmission of electricity. In particular, Order No. 2000 provided for regional transmission organizations ("RTOs") to control the transmission facilities within a particular region. The impact of these new RTOs on the Company's electricity marketing operations cannot be predicted.

POWER GENERATION REGULATION. The Company's cogeneration and independent power production operations are subject to regulation by the FERC under PURPA with respect to rates, the procurement and provision of certain services and operating standards. The Company's independent power production operations are subject to regulation under the FPA and the Energy Policy Act of 1992 and have received authority from FERC to sell at market-based rates.

The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. Although facilities deemed QFs under PURPA are exempt from ratemaking and certain other provisions of the FPA, non-QF independent power projects and certain power marketing activities are subject to the FPA and the FERC's ratemaking jurisdiction. All of the projects currently owned or operated by Dynegy as QFs under PURPA are exempt from the FPA. Dynegy's independent power projects that are not QFs have, however, been granted market-based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of

                                                             DYNEGY    FORM 10-K
ownership interests in such projects. In limited markets where Dynegy owns generation facilities, specifically, California and New York, the FERC has from time to time approved temporary price caps on wholesale power sales.

Dynegy's international power generation and transmission projects are subject to various national, provincial and local regulations, worldwide environmental standards and other requirements. The development of international power generation and transmission projects also may entail other multi-national regulatory considerations arising under United States law, including export/import controls, trade laws and other similar legislation.

STATE REGULATORY REFORMS. The Company's gas and power marketing and power generation businesses are subject to various regulations from the states in which they operate. Proposed reforms to these regulations are proceeding in several states, including California, the results of which could effect the Company's operations. While the impact of these regulations and reforms on the Company's businesses cannot be predicted with certainty, the Company does not believe that any such matters will have a material adverse effect on the Company's earnings or competitive position.

ILLINOIS POWER COMPANY. IP is an electric utility as defined in the Public Utility Holding Company Act of 1935 ("PUHCA"). Its direct parent company, Illinova, and Dynegy are holding companies as defined in PUHCA. However, each of Illinova and Dynegy generally are exempt from regulation under section 3(a)(1) of PUHCA. They remain subject to regulation under PUHCA with respect to the acquisition of certain voting securities of other domestic public utility companies and utility holding companies.

In recent years, several bills have been introduced in Congress that would repeal PUHCA. Repeal or significant modification to PUHCA could affect the Company and the electric utility industry generally. The Company cannot predict the outcome of the repeal efforts or the outlook for additional legislation in 2001.

IP also is subject to regulation by the FERC under the FPA as to transmission rates and certain other matters. The FERC has declared IP exempt from the NGA and related FERC orders, rules and regulations.

IP is further subject to regulation by the State of Illinois and the Illinois Commerce Commission ("ICC"). The Illinois Public Utilities Act was significantly modified in December 1997 by the Electric Service Customer Choice and Rate Relief Law of 1997, or P.A. 90-561, but the ICC still has broad powers of supervision and regulation with respect to rates and charges and various other matters. Under P.A. 90-561, IP must continue to provide bundled retail electric services to all who choose to

DYNEGY    FORM 10-K
continue to take service at tariff rates and must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates determined by the ICC.

Among other things, P.A. 90-561 also required IP to participate in an independent system operator, or ISO. To that end, in January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance Regional Transmission Organization ("Alliance RTO"), pending approval from necessary regulatory bodies including FERC. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with FERC. On
December 22, 2000, IP signed an agreement to join the Alliance RTO, which was filed with the FERC on January 16, 2001. On February 23, 2001, IP reached a settlement in principle with all parties that allows it to withdraw from the MISO and join the Alliance RTO, effective upon FERC approval of the settlement, which is expected to occur in mid-April 2001. IP has accrued an adequate amount to cover its share of the settlement obligation. While the Company believes that being part of the Alliance RTO would provide IP greater flexibility, cost savings and maintained transmission reliability, the outcome of IP's withdrawal cannot be predicted with certainty.

IP's retail natural gas sales also are regulated by the ICC. Such sales are currently priced under a purchased gas adjustment mechanism under which IP's gas purchase costs are passed through to its customers if such costs are determined prudent.

                             SHAREHOLDER AGREEMENT

In connection with the Illinova acquisition, Chevron entered into a shareholder agreement with Dynegy governing certain aspects of their relationship, some of which are discussed below.

The shareholder agreement grants Chevron preemptive rights to acquire shares of Dynegy common stock in proportion to its then-existing ownership of Dynegy stock whenever Dynegy issues shares of stock or securities convertible into stock. In addition, Chevron may freely acquire up to 40 percent of the outstanding voting securities of Dynegy. However, should any acquisition by Chevron require Chevron to register under PUHCA, Dynegy has no obligation to take any action to avoid that registration. If Dynegy subsequently redeems or repurchases any shares, Chevron is not required to reduce its ownership interest, even if Chevron's resulting ownership interest is in excess of 40 percent.

                                                             DYNEGY    FORM 10-K

If Chevron acquires more than 40 percent of Dynegy's voting securities, it must make an offer to acquire all of the outstanding stock of Dynegy. Any offer by Chevron for all of the outstanding stock is subject to an auction process, the details of which are set forth in the shareholder agreement.

Upon consummation of the Illinova acquisition, Chevron received shares of Class B common stock in exchange for the shares of common stock it owned in the former Dynegy and purchased additional shares of Class B common stock for cash. Chevron's ownership of Class B common stock entitles it to designate three members of Dynegy's Board of Directors. The shareholder agreement prohibits Chevron from selling or transferring shares of Class B common stock except in the following transactions:

-  in a widely dispersed public offering; or

- a sale to an unaffiliated third party, provided that Dynegy is given the opportunity to purchase, or to find a different buyer to purchase, the shares proposed to be sold by Chevron.

Upon the sale or transfer to any person other than an affiliate of Chevron, the shares of Class B common stock are automatically converted into shares of Class A common stock.

The shareholder agreement further provides that Dynegy may require Chevron and its affiliates to sell all of the shares of Class B common stock under certain circumstances. These rights are triggered if Chevron or its Board designees block - which they are entitled to do under Dynegy's Bylaws - any of the following transactions two times in any 24-month period or three times over any period of time:

- the issuance of new shares of stock where the aggregate consideration to be received exceeds the greater of $1 billion or one-quarter of Dynegy's total market capitalization;

- any merger, consolidation, joint venture, liquidation, dissolution, bankruptcy, acquisition of stock or assets or issuance of common or preferred stock, any of which would result in payment or receipt of consideration having a fair market value exceeding the greater of $1 billion or one-quarter of Dynegy's total market capitalization; or

- any other transaction or series of related transactions having a fair market value exceeding the greater of $1 billion or one-quarter of Dynegy's total market capitalization.

However, upon occurrence of one of these triggering events and in lieu of selling Class B common stock, Chevron may elect to retain the shares of Class B common stock but forfeit its right and the right of its Board designees to block the transaction listed above. A block consists of a vote against a proposed transaction by either (a) all of Chevron's representatives on the Board of Directors present at the meeting

DYNEGY    FORM 10-K
where the vote is taken (if the transaction would otherwise be approved by the Board of Directors) or (b) any of the Class B common stock held by Chevron and its affiliates if the transaction otherwise would be approved by at least two-thirds of all other shares entitled to vote on the transaction, excluding shares held by management, directors or subsidiaries of Dynegy.

The shareholder agreement also prohibits Dynegy from taking the following actions:

- issuing any shares of Class B common stock to any person other than Chevron and its affiliates;

- amending any provisions in Dynegy's Articles of Incorporation or Bylaws which, in each case, contain or implement the special rights of holders of Class B common stock, without the consent of the holders of the shares of Class B common stock or the three directors elected by such holders;

- adopting a shareholder rights plan, "poison pill" or similar device that prevents Chevron from exercising its rights to acquire shares of common stock or from disposing of its shares when required by Dynegy; and

- acquiring, owning or operating a nuclear power facility, other than being a passive investor in a publicly-traded company that owns a nuclear facility.

Generally, the provisions of the shareholder agreement terminate on the date Chevron and its affiliates cease to own shares representing at least 15 percent of the outstanding voting power of Dynegy. At such time all of the shares of Class B common stock held by Chevron would convert to shares of Class A common stock.

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

                                                             DYNEGY    FORM 10-K

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

The addition of fossil fuel-fired electric generation to Dynegy's portfolio, acquired in the Illinova acquisition, increases Dynegy's exposure to environmental regulation, as well as anticipated increased expenditures for remediation requirements and capital costs associated with Clean Air Act requirements and other federal and state legislation. Although the impact cannot be predicted with certainty, these expenditures are not anticipated to have a material adverse effect on Dynegy's operations or financial condition.

In connection with discrete asset acquisitions and sales, Dynegy may obtain or be required to provide indemnification against certain environmental liabilities. These indemnities are typically limited in scope and time period. To minimize its exposure for such liabilities, environmental audits of

DYNEGY    FORM 10-K
the assets Dynegy wishes to acquire are made, either by Dynegy personnel, outside environmental consultants, or a combination of the two. The Company has not heretofore incurred any material environmental liabilities arising from its acquisition or divestiture activities. The incurrence of a material environmental liability, and/or the failure of an indemnitor to meet its indemnification obligations with respect thereto, could have a material adverse effect on Dynegy's operations and financial condition.

Subject to resolution of the complaints filed by the EPA and the Department of Justice ("DOJ") against IP and Dynegy Midwest Generation, which are described in
Item 8, Financial Statements and Supplementary Data, Note 11, management believes that it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statutes, regulations, orders and rules. Further, to the best of management's knowledge, other than the previously referenced complaints, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets or pertaining to any indemnification obligations with respect to properties previously owned or operated by the Company, which would have a material adverse effect on the Company's operations and financial condition. Dynegy's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $14.3 million in 2000 compared to approximately $3.6 million in 1999. The increase from the prior year is primarily due to increased ownership and control of generation assets as a result of the Illinova acquisition. Total environmental expenditures for both capital and operating maintenance and administrative costs are estimated to approximate $54 million in 2001.

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

The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard

                                                             DYNEGY    FORM 10-K
communication standard, the EPA community right-to-know regulations under Title III of SARA and similar state statutes require that information be organized and maintained about hazardous materials used or produced in the Company's operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

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

                                   EMPLOYEES

At December 31, 2000, the Company had approximately 3,260 employees at its administrative offices and approximately 2,518 employees at its operating facilities. Approximately 1,845 employees at Company-operated facilities are subject to collective bargaining agreements with one of the following unions:
Paper, Allied-Industrial, Chemical & Workers International Union; International Brotherhood of Electrical Workers; Laborers International Union of North America; United Association of Journeymen Plumbers and Gas Fitters; International Association of Machinists and Aerospace Workers or Communications, Energy and Paperworkers Union. Management considers relations with both union and non-union employees to be satisfactory.

DYNEGY    FORM 10-K

ITEM 1A. EXECUTIVE OFFICERS

Set forth below are the names and positions of the current executive officers of the Company, together with their ages, position(s) and years of service with the Company.

                                                                                   Served with
                                                                                   the Company
        Name            Age*                       Position(s)                        Since
----------------------------------------------------------------------------------------------
C. L. Watson             51      Chairman of the Board, Chief Executive Officer,      1985
                                 and a Director of the Company

Stephen W. Bergstrom     43      President, Chief Operating Officer, and a            1986
                                 Director of the Company

Lawrence A. McLernon     62      Executive Vice President of Dynegy Inc. and          2000
                                 Chairman and Chief Executive Officer, Dynegy
                                 Global Communications of the Company

Kenneth E. Randolph      45      General Counsel and Secretary of the Company         1984

Robert D. Doty           43      Senior Vice President and Chief Financial            1991
                                 Officer of the Company

Deborah A. Fiorito       51      Senior Vice President and Chief Communications       2000
                                 Officer of the Company

Milton L. Scott          44      Senior Vice President and Chief Administrative       1999
                                 Officer of the Company

R. Blake Young           42      President, Global Technology of the Company          1998

--------------------------

*   As of March 1, 2001

The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

C. L. Watson is the Chairman and Chief Executive Officer of Dynegy Inc. He joined the Company as President in 1985 and became Chairman and Chief Executive Officer in 1989. Prior to his employment with the Company, he served as Director of Gas Sales for the Western United States for Conoco Inc. Mr. Watson serves on the board of directors of Baker Hughes Incorporated.

Stephen W. Bergstrom, President and Chief Operating Officer of Dynegy Inc., is responsible for the day-to-day execution of Dynegy's strategy across its operating business units. He is also a member of Dynegy's Board of Directors. Mr. Bergstrom was formerly President and Chief Operating Officer of Dynegy Marketing and Trade and Executive Vice President of Dynegy Inc. After joining the Company in 1986 as Vice President of Gas Supply, Mr. Bergstrom was promoted to Senior Vice President of Gas Marketing and Supply in 1987. Prior to joining the

                                                             DYNEGY    FORM 10-K

Company, Mr. Bergstrom was Vice President of Gas Supply for Enron Gas Marketing.

Lawrence A. McLernon, Executive Vice President of Dynegy Inc. and Chief Executive Officer, Dynegy Global Communications, is responsible for the execution of Dynegy's international communications strategy. Mr. McLernon previously served as Chairman, President and Chief Executive Officer of Extant, Inc. ("Extant") beginning in 1998, and joined Dynegy Inc. concurrent with the acquisition of Extant effective in 2000. He is also the founding partner and Senior Managing Director of McLernon & Associates, Ltd., a business development, management consulting and financial advisory firm, with emphasis on the telecom, multimedia and high technology industries. Additionally, Mr. McLernon is President and owner of Stealth Network Technologies, Inc., a firm specializing in the sale and installation of concealed antennas and towers used by cellular and PCS companies. Prior to his position at Extant, Mr. McLernon was the founding President of LiTel Communications Inc. also known as LCI International, purchased by Qwest International, Inc., in 1999, the second all fiber network in the U.S. and a premier provider of voice and data services.

Kenneth E. Randolph is General Counsel and Secretary of the Company. He has served in this capacity with Dynegy since July 1987. In addition, he served as a member of the Company's Management Committee from May 1989 through February 1994 and managed the Company's marketing operations in the Western and Northwestern United States from July 1984 through July 1987. Prior to his employment with the Company, Mr. Randolph was associated with the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

Robert D. Doty, Senior Vice President and Chief Financial Officer, joined the Company in 1991 and has served as the Company's principal financial officer since May 2000. In this capacity, Mr. Doty is responsible for the overall financial strategy and operations of the Company. He is responsible for accounting, finance, investor relations, risk control, treasury and tax.
Mr. Doty previously served as Senior Vice President of Finance. Prior to joining the Company, Mr. Doty was employed by Arthur Andersen LLP.

Deborah A. Fiorito is Senior Vice President and Chief Communications Officer of Dynegy Inc. In that role, she is responsible for the Company's branding and advertising, media relations, internal and external communications and community relations functions. Prior to joining Dynegy in 2000, Ms. Fiorito managed public and governmental affairs for Chase Manhattan Bank-Texas and before that, directed media relations and internal communications for Apache Corporation and Mitchell Energy & Development Corp.

DYNEGY    FORM 10-K

Milton L. Scott is Senior Vice President and Chief Administrative Officer. He is responsible for human resources, supply chain management, corporate planning, compliance and internal audit, risk management and insurance, corporate facilities management and corporate security for Dynegy Inc. Before joining the Company in 1999, Mr. Scott was employed by Arthur Andersen LLP for 22 years, where he served as partner-in-charge of the Gulf Coast region technology and communications practice.

R. Blake Young, President, Global Technology of Dynegy Inc., is responsible for technology deployment across Dynegy's core businesses including application systems development and support, technology infrastructure and technology planning and strategy. He is also responsible for Dynegy's e-commerce and e-business initiatives, advancing the application of new technology to Dynegy's businesses and identifying new technology-related alliances and investments. Prior to joining the Company, Mr. Young was with Campbell Soup Company in 1997 and 1998 and served as Chief Information Officer of its U.S. Grocery Division. Mr. Young was also employed by Tenneco Energy for approximately 13 years, where he served as Vice President and Chief Information Officer.

ITEM 2. PROPERTIES

A description of the Company's properties is included in Item 1, Business, and is incorporated herein by reference.

                              TITLE TO PROPERTIES

The Company believes it has satisfactory title to its properties in accordance with standards generally accepted in its operating industries, subject to such exceptions which, in the opinion of the Company, would not have a material adverse effect on the use or value of said properties.

ITEM 3. LEGAL PROCEEDINGS

See Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                                             DYNEGY    FORM 10-K

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A common stock, no par value per share (the "Class A Common Stock"), is listed and traded on the New York Stock Exchange under the ticker symbol "DYN". The number of stockholders of record of the Class A Common Stock as of March 7, 2001 was 21,968.

The Company's Class B common stock, no par value per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), is neither listed nor traded on any exchange, and there is no established public trading market for such stock. All of the shares of Class B Common Stock are owned by Chevron U.S.A. Inc.

The following table sets forth the high and low sales prices for the Class A Common Stock for each full quarterly period during the fiscal years ended December 31, 2000 and 1999, respectively, as reported on the New York Stock Exchange Composite Tape, and related dividends paid per share of Common Stock during such periods. Such prices and dividends paid per share of Common Stock prior to August 22, 2000 are adjusted for a two-for-one stock split. Such prices and dividends paid per share of Common Stock prior to February 1, 2000 are adjusted for the 0.69-to-one exchange ratio in the Illinova acquisition.

SUMMARY OF DYNEGY'S COMMON STOCK PRICE AND DIVIDEND PAYMENTS

                                                                High       Low      Dividend
--------------------------------------------------------------------------------------------
2000:
  FOURTH QUARTER                                              $56.625    $43.313     $0.075
  THIRD QUARTER                                                57.578     34.758      0.075
  SECOND QUARTER                                               39.938     27.625      0.075
  FIRST QUARTER                                                31.367     17.301      0.022

1999:
  Fourth Quarter                                              $17.618    $14.764     $0.009
  Third Quarter                                                17.663     14.674      0.009
  Second Quarter                                               15.036     10.326      0.009
  First Quarter                                                10.870      7.428      0.009

During 2000, Dynegy paid quarterly cash dividends on its common stock of $0.022 per share in the first quarter and $0.075 per share for each of the second, third and fourth quarters. Dynegy intends to continue to pay a quarterly cash dividend of $0.075 per common share, subject to the availability of funds legally available therefor and declaration by the Board of Directors.

DYNEGY    FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information presented below was derived from, and is qualified by reference to, the Consolidated Financial Statements of the Company, including the Notes thereto, contained elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. Earnings (loss) per share ("EPS"), shares outstanding for EPS calculation and cash dividends per common share are adjusted for a two-for-one stock split on August 22, 2000 and, for all periods prior to February 1, 2000, are adjusted for the 0.69-to-one exchange ratio in the Illinova acquisition.

DYNEGY'S SELECTED FINANCIAL DATA

                                                                       Year Ended December 31,
                                             ----------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)          2000            1999            1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA(1):
Revenues                                      $29,444,876     $15,429,976     $14,257,997     $13,378,380     $7,260,202
Operating margin                                1,459,085         543,875         428,687         385,294        369,500
General and administrative expenses               329,417         200,717         185,708         149,344        100,032
Depreciation and amortization expense             388,558         129,458         113,202         104,391         71,676
Asset impairment, abandonment severance and
  other charges                                         -               -           9,644         275,000              -
Net income (loss)                             $   500,509     $   151,849     $   108,353     $  (102,485)    $  113,322

Earnings (loss) per share (EPS)(3)            $      1.48     $      0.66     $      0.48     $     (0.49)    $     0.60
Shares outstanding for EPS calculation            314,630         230,426         227,155         207,901        187,817
Cash dividends per common share               $      0.25     $      0.04     $      0.04     $      0.04     $     0.04

CASH FLOW DATA:
Cash flows from operating activities          $   438,074     $     8,839     $   250,780     $   278,589     $  (30,954)
Cash flows from investment activities          (1,303,673)       (318,664)       (295,082)       (510,735)      (111,140)
Cash flows from financing activities              906,500         326,688          49,622         204,984        176,037

OTHER FINANCIAL DATA:
EBITDA(3)                                     $ 1,430,148     $   450,780     $   363,517     $   291,899     $  289,023
Dividends or distributions to partners, net      (111,904)         (8,115)         (7,988)         (7,925)        (6,740)
Capital expenditures, acquisitions and
  investments(4)                               (2,111,755)       (448,522)       (478,464)     (1,034,026)      (859,047)

                                                                           December 31,
                                             -------------------------------------------------------------------------
($ IN THOUSANDS)                                 2000            1999           1998           1997           1996
----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA(2):
Current assets                                $10,150,261     $2,805,080     $2,117,241     $2,018,780     $1,936,721
Current liabilities                             9,404,995      2,538,523      2,026,323      1,753,094      1,548,987
Property and equipment, net                     6,707,074      2,017,881      1,932,107      1,521,576      1,691,379
Total assets                                   21,406,438      6,525,171      5,264,237      4,516,903      4,186,810
Long-term debt                                  3,432,500      1,333,926      1,046,890      1,002,054        988,597
Total equity                                    3,597,920      1,309,482      1,128,063      1,019,125      1,116,733

------------------------------

(1) The Illinova acquisition, which involved the acquisition of Ilinova Corporation effective January 1, 2000, was accounted for in accordance with the purchase method of accounting, and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics beginning on the acquisition's effective date. The Destec acquisition, which involved the acquisition of Destec Energy, Inc. effective July 1, 1997, was accounted for in accordance with the purchase method of accounting, and the results of operations attributed to the acquired

                                                             DYNEGY    FORM 10-K
    business are included in the Company's financial statements and operating statistics beginning on the acquisition's effective date. The Chevron combination, which involved the contribution by Chevron of all of its midstream and certain other assets in exchange for Dynegy Common and Participating Preferred Stock and indebtedness was accounted for as an acquisition of assets under the purchase method of accounting, and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective
    September 1, 1996.

(2) The Illinova acquisition, Destec acquisition and Chevron combination were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction.

(3) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to service its debt and to make capital expenditures. It is not a measure of operating results and is not presented in the Consolidated Financial Statements. The 1997 amount includes the non-cash portion of items associated with the $275 million impairment and abandonment charge.

(4) Includes all value assigned to the assets acquired in various business and asset acquisitions. The 1997 amount is before reduction for value received upon sale of Destec's foreign and non-strategic assets of approximately $735 million.

DYNEGY    FORM 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                COMPANY PROFILE

Dynegy Inc. ("Dynegy" or the "Company") is a leading provider of energy and communications solutions to customers in North America, the United Kingdom and Continental Europe. The Company's expertise extends across the entire convergence value chain, from broadband, power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances, and weather derivatives to transportation, gathering and processing of NGLs. The Company also is involved in the transmission and distribution of electricity and natural gas and provides retail service to electric and gas consumers.

                               BUSINESS SEGMENTS

Dynegy's operations are reported in four segments: Dynegy Marketing and Trade ("DMT"), Dynegy Midstream Services ("DMS"), Transmission and Distribution and Dynegy Global Communications ("DGC"). DMT is actively engaged in value creation through marketing and trading of natural gas, power, coal and emissions allowances and the generation of electricity. DMS consists of the Company's North American midstream liquids operations, global liquefied petroleum gas transportation and NGL marketing operations. Dynegy's Transmission and Distribution segment includes the operations of IP, a natural gas and electric utility in Illinois. DGC was formed subsequent to the acquisition of Extant on September 29, 2000. DGC contributed most of the assets of the former Extant to a limited partnership called Connect of which it owns an 80 percent general partner interest. In addition to its interest in Connect, DGC will pursue other communications opportunities, such as the recently completed acquisition of iaxis, as it seeks to develop a world-wide bandwidth marketing and trading operation.

                     BUSINESS RISK - MANAGEMENT ASSESSMENT

Dynegy's operations and periodic returns are impacted by a myriad of factors, some of which may not be fully mitigated by risk-management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, operational risks, environmental risks, management estimations, strategic investment decisions, changes in competition and changes in regulation.

The Company is exposed to commodity price variability related to substantially all core marketing and trading businesses. In addition, fuel requirements at its power generation and gas processing facilities introduce additional commodity price risk

                                                             DYNEGY    FORM 10-K
to the Company. Dynegy routinely utilizes fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

-  Manage and hedge its fixed-price purchase and sales commitments;

-  Provide fixed-price commitments as a service to its customers and suppliers;

-  Reduce its exposure to the volatility of cash market prices;

-  Protect its investment in storage inventories; and

- Hedge fuel requirements at its gas processing and power generation facilities.

Dynegy generally attempts to balance its fixed-price physical and financial purchase and sale commitments in terms of contract volumes and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market, within guidelines established by management and Dynegy's Board of Directors, resulting from the management of its portfolio. In addition, as a result of marketplace illiquidity and other factors, the Company may, at times, be unable to fully hedge its portfolio for certain market risks. Management continually monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

Substantially all of the operations of the Company's world-wide gas marketing, power marketing and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. Under mark-to-market accounting, the Company records its energy trading activities at fair value as of each balance sheet date and recognizes the net gains or losses resulting from the revaluation of these contracts in its results of operations. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments.

These mathematical models utilize historical market data and other factors to forecast future prices and are used to value commitments that reside outside liquid market quotations. As with pricing curves derived from quoted market prices, the application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Although Dynegy believes that its mathematical models utilize state-of-the-art technology and pertinent industry data in forecasting long-dated pricing curves, there can be no assurance that actual cash returns will not vary materially from those

DYNEGY    FORM 10-K
estimated through application of such models.

Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units and ensures compliance with Dynegy's risk-management policies. Risk measurement is also practiced daily against the Dynegy portfolios with Value at Risk, stress testing and scenario analysis on the commercial profiles.

In addition to risks associated with price or interest rate movements, credit risk also is inherent in the Company's operations. Credit risk relates to the risk of loss resulting from nonperformance of contractual obligations by a counterparty. Dynegy maintains credit policies with regard to its counterparties, which management believes minimize its overall credit risk. However, there can be no assurance that such policies will protect the Company against all losses from nonperformance by counterparties.

Dynegy's stated business strategy is to expand ownership or control of merchant generation capacity in select, regionally diverse markets. Dynegy believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. This strategy heightens the risk of volatility in periodic returns from the Company's generating assets by increasing its exposure to variability in anticipated demand resulting from:

-  Changing weather patterns;

-  Deregulation of the power markets;

-  Unexpected delays in industry-wide construction of new capacity;

- Unforeseen supply constraints or bottlenecks resulting from transmission failures or other factors;

-  Unforeseen new technologies; and

-  Other similar factors.

Dyengy's entire generation portfolio is subject to commodity price risk relating both to the price of electricity sold and the unhedged cost of the fuel used to generate the electricity. Additionally, in executing the Merchant Leverage Effect, the financial performance and cash flow derived from certain generating capacity (e.g., merchant peaking facilities) is impacted annually, either favorably or unfavorably, by changes in and the relationship between the costs of the commodity fueling the facilities and electricity prices, which in turn influences the volume of electricity generated by these assets.

Finally, as Dynegy executes its strategic plan, the risk of earnings volatility may increase due to unanticipated generation

                                                             DYNEGY    FORM 10-K
capacity exposure. As a result of supply contracts routine in the industry, Dynegy's exposure relating to asset performance resides not only with owned and controlled assets, but also with third-party operated facilities. The volatility of earnings, either favorable or unfavorable, will likely be most profound during periods of peak demand when, and if, regional industry-wide generation capacity fails or is curtailed. The increasing emphasis on the physical generation of electricity as a percentage of Dynegy's overall portfolio and strategy may substantially alter Dynegy's earnings risk profile over time.

Investment in generation assets may increase exposure to environmental and statutory laws and regulations. These exposures could result in increased capital improvement and/or environmental remediation expenditures to comply with governmental requirements. These expenditures could reduce the availability of discretionary capital to be employed in executing Dynegy's strategic plan.

Operating results associated with natural gas gathering, processing and fractionation activities are sensitive to changes in natural gas and NGL prices and the availability of inlet volumes. Unhedged natural gas prices represent a variable cost fuel component in both the natural gas processing and fractionation businesses. Variability in NGL prices may impact revenue derived from the sale of liquids processed by our upstream operations. The impact from changes in NGL prices on these operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, similar to peaking electricity generating facilities, straddle processing plants are impacted by changes in, and the relationships between, natural gas and NGL prices, which in turn influences the volumes of gas processed at these facilities. Industry-wide fluctuations in straddle plant production creates variability in volumes available for fractionation, which in turn impacts, either favorably or unfavorably, the operating margin derived from our fractionation operations. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business. Commodity price volatility may also affect operating margins derived from the Company's NGL marketing business.

Operating results in the transmission and distribution business may be impacted by commodity price fluctuations resulting from purchases of electricity used in supplying service to its customers. IP has

DYNEGY    FORM 10-K
contracted for volumes from various suppliers under contracts having various terms. Certain of these contracts do not obligate the supplier to provide replacement power to IP in the event of a curtailment or shutdown of operating facilities. If the commodity volumes supplied from these agreements are inadequate to cover IP's native load, the Company will be required to purchase its supply needs in open-market purchases at prevailing market prices. Such purchases would expose IP to commodity price risk. However, management believes that these arrangements provide a significant, stable supply of electricity that will allow it to effectively manage customer needs and reduce the risk of short-term supply shortages during periods of peak demand. Price risk associated with gas retail distribution operations of IP is mitigated through contractual terms applicable to the business, as allowed by the ICC. IP applies prudent risk-management practices to minimize these market risks.

Many of the risks described above are outside the control of Dynegy, and, as a result, management's application of risk-management methods and/or state-of-the-art operating methods may not fully mitigate these exposures.

                                  SEASONALITY

Dynegy's revenues and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and NGLs. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations and electricity generating facilities have higher volatility and demand, respectively, in the summer cooling months, while the transmission and distribution business has higher seasonal gas sales in the winter and higher seasonal electricity sales in the summer. These trends may change over time as demand for natural gas increases in the summer months as a result of increased gas-fired electricity generation. DMS' businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and NGL marketing businesses. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses (a.k.a.,

                                                             DYNEGY    FORM 10-K

"Merchant Leverage Effect"). For the foreseeable future, the Company's primary capital expenditure focus will be the acquisition and/or construction of merchant power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets. The Company also anticipates future capital expenditures associated with the world-wide development and implementation of network and connectivity solutions relating to bandwidth communications strategy in the converging energy and communications marketplace.

Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt and equity issuances for its liquidity and capital resource requirements. At December 31, 2000, the Company's various credit agreements totaled $2.0 billion. Of this credit capacity, $300 million, $1.4 billion and $300 million was authorized for use by Dynegy, Holdings and IP, respectively. After consideration of outstanding commercial paper and letters of credit, the unused borrowing capacity under the credit agreements at December 31, 2000 approximated $300 million, $1.1 billion and $152 million for Dynegy, Holdings and IP, respectively. As of March 9, 2001, the unused borrowing capacities were $300 million, $400 million and $31 million for Dynegy, Holdings and IP, respectively. The change in Holdings' capacity reflects the closing of the acquisition of generation facilities in the Northeast in January 2001.

Approximately $1.2 billion of shelf availability remains under outstanding registration statements consisting of $470 million at Dynegy Inc. and $750 million at Holdings. The shelf availability may be used for general corporate purposes. Management believes additional financing arrangements can be obtained at reasonable terms, if required.

Pursuant to and as a result of the Illinova acquisition, the Company's capital structure underwent substantial changes during 2000. Dynegy has reconstituted its capital structure to pre-Illinova acquisition levels through a series of transactions, which included over $1 billion of proceeds from offerings of Common Stock, $856 million of proceeds from the disposition of certain non-strategic assets and $850 million of proceeds from the sale of a minority interest in Illinova's unregulated generation assets.

Dynegy sold approximately 22.6 million shares of common equity during 2000. The offerings included approximately 18.4 million shares of Class A Common Stock sold to the public and approximately 4.2 million shares of Class B Common Stock sold to Chevron in private transactions, pursuant to Chevron's existing shareholder

DYNEGY    FORM 10-K
rights. Total net proceeds to Dynegy from these sales approximated $858 million. This amount is net of underwriting commissions and expenses of approximately $10.1 million. Additionally, Chevron purchased $200 million of Class B Common Stock concurrent with the acquisition of Illinova. Proceeds from the offerings were used to reduce commercial paper borrowings and to finance the Company's development and acquisition program.

                                 OTHER MATTERS

RECENT ACQUISITIONS. In the first quarter of 2001, we completed the acquisition of the Central Hudson power generation facilities in New York. The Central Hudson facilities consist of a combination of base load, intermediate and peaking facilities aggregating 1,700 MW. The facilities are located approximately 50 miles north of New York City. The purchase price for the Central Hudson facilities was $903 million, plus certain working capital adjustments.

Also in the first quarter of 2001, Dynegy finalized the acquisition of iaxis, a London-based communications company, having optical equipment, co-location and hub sites throughout Europe.

PENDING ACQUISITION. Dynegy and NRG Energy, Inc. have agreed to purchase 1,330 MW of power generation facilities from Sierra Pacific Resources, including the 740 MW gas-fired Clark Generating Station and 590 MW of the 605 MW, coal-fired Reid Gardner generating station. These facilities currently serve the growing Las Vegas, Nevada market. The asset purchase price is $634 million, subject to adjustments.

Closing of this transaction is subject to approval by various state and federal regulatory bodies, which primarily include the Public Utility Commission of Nevada, the United States Department of Justice Antitrust Division and the FERC. In early March 2001, in response to the power impasse in the western United States, the Public Utilities Commission of Nevada announced a decision to begin proceedings to prevent the sale of generating assets in that state. Given the regulatory environment in Nevada, there can be no assurance appropriate approvals will be received and that the purchase will be consummated.

ACQUISITION, CONSTRUCTION PROJECTS AND OTHER. Included in the 2001 budget is approximately $2.5 billion approved for construction projects in progress, identified asset acquisitions, maintenance capital projects, environmental projects, technology infrastructure and software enhancements, contributions to equity investments, leveraged leases, synthetic leases and certain discretionary capital investment funds. The capital budget is subject to revision as opportunities arise or circumstances change. Funds approved to be spent for the aforementioned items by the various segments in 2001 are as follows:

                                                             DYNEGY    FORM 10-K

CAPITAL BUDGET FOR 2001

                                  Estimated
Segment                            Capital
($ in millions)                   Spending
-------------------------------------------
Dynegy Marketing and Trade         $1,751
Dynegy Midstream Services             124
Transmission and Distribution         160
Dynegy Global Communications          257
Information Technology
  Infrastructure and Software
  and Other                           189
-------------------------------------------
                                   $2,481
-------------------------------------------

COMMITMENTS AND CONTINGENCIES. See Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated herein by reference, for a discussion of the Company's Commitments and Contingencies.

CALIFORNIA MARKET. Since the fourth quarter of 2000, the power and natural gas markets in California have experienced substantial volatility driven by a fundamental imbalance in supply and demand and the retail electricity price caps imposed on the state's two largest utilities. Both Pacific Gas & Electric Company and Southern California Edison Company have defaulted on payments to the California Independent System Operator (the "ISO") and the California Power Exchange (the "PX") as well as other creditors. As a result, the credit rating of both utilities has been cut to non-investment grade status, and the ISO and PX have defaulted on payments to power generators, including West Coast Power LLC ("West Coast Power"), the entity which owns Dynegy's affiliated power plants in the state. In addition, gas supplies to the state have been tight as reflected in historic highs in the basis differential between California and other markets.

Dynegy, as a leading wholesale trader and in-state generator, has joined other industry representatives, the Governor of California, the state legislature, the California Public Utility Commission, consumer groups, the FERC and other affected parties in an effort to resolve, on a long-term basis, the fundamental market imbalance which has led to this market crisis. State officials and the ISO have relied on applicable tariffs and other legislation to require in-state generators to generate electricity to meet emergency conditions in the state. The State of California, through legislation appropriating funds for power purchases by the Department of Water Resources (the "DWR"), has entered the market as a purchaser of electricity for resale to the utilities. The DWR in recent weeks has begun entering into multi-year power purchase contracts with in-state generators. Discussions around a long-term solution to the California power crisis remain ongoing, and we continue to actively participate in such discussions.

Dynegy and NRG Energy each owns 50 percent of West Coast Power. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets as a wholesale marketer and trader of gas and power.

DYNEGY    FORM 10-K

Management has closely monitored developments in California in an effort to manage our credit risk in these markets. Through our interest in West Coast Power, we have credit exposure to the ISO and PX, which primarily rely on receipts from California utilities to pay their bills. At February 28, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX was approximately $265 million. West Coast Power also sells directly to the DWR and pursuant to other bilateral agreements. In addition to its interest in West Coast Power, Dynegy has direct sales into California. Substantially all of our receivables for such direct sales represent either gas sales made under securitized arrangements or power sales to the DWR. Management is continually assessing Dynegy's exposure relative to its California receivables and has established reserves to reflect market uncertainties.

Since mid-February, West Coast Power has sold a substantial portion of its power either to the DWR or pursuant to commitments to other wholesale parties. On March 6, 2001, Dynegy announced that subsidiaries of West Coast Power had entered into an agreement to sell power to the DWR through 2004. The agreement, which became effective on the date it was announced, provides for sales by West Coast Power's subsidiaries of an aggregate of 1,000 MW through the remainder of 2001 and up to 2,300 MW from January 1, 2002 through 2004.

The FERC has jurisdiction over the sales for resale of electricity in interstate commerce, which includes sales into California wholesale power markets. On December 15, 2000, FERC issued an order that, among other things, applied a "soft" price cap of $150/MW hour to such sales to the PX and ISO. The "soft" cap allowed prices to exceed $150/MW hour when justified by costs. On March 9, 2001, FERC issued an order that presumptively approved prices up to $273/MW hour during January 2001 based on FERC's calculation of the marginal cost of producing power in the least efficient generating unit. The order directed electricity suppliers to either refund a portion of their January sales or justify their prices above this approved price. The order, if finalized, would obligate West Cost Power to refund approximately $22 million in revenues from January. The FERC stated in its order that it would address December 2000 transactions in a separate order. This order implements a departure from standard cost-based ratemaking and is likely to be appealed by both buyers and sellers of power.

West Coast Power's facilities primarily are intended to operate as peaking units. Because of the power shortage in California, these units have been running with much greater frequency and for longer durations than is typically the case. As the summer cooling season approaches, management must monitor the maintenance needs of the West Coast Power

                                                             DYNEGY    FORM 10-K
facilities, as well as the availability of emission credits which are required to operate the facilities.

The delay in payments to West Coast Power has resulted in a covenant default under West Coast Power's bank credit facility which is non-recourse to Dynegy. West Coast Power has been in active discussions with its lenders and believes that the default will be cured before any adverse action is taken by the lenders. The covenant default by West Coast Power does not adversely impact any other credit facilities or borrowing obligations of Dynegy or its subsidiaries.

DIVIDEND POLICY. In 2001, Dynegy intends to pay an annual dividend of $0.30 per share dividend of common stock, subject to declaration by the Board of Directors of the Company and the availability of funds legally available therefor. During the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $111.9 million, $8.1 million and $8.0 million in cash dividends and distributions, respectively on common and preferred stock. The 2000 amount includes a non-recurring dividend payment of approximately $31.8 million related to the execution of the Illinova acquisition.

There was no outstanding preferred stock at December 31, 2000.

ACCOUNTING PRONOUNCEMENTS. See Item 8, Financial Statements and Supplementary Data, Note 3, which is incorporated herein by reference, for a discussion of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" applicable to the Company but not adopted until January 1, 2001.

CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity or debt sales, if required.

DYNEGY    FORM 10-K

                             RESULTS OF OPERATIONS

The following table reflects certain financial and operating data for the Company's business segments for the years ended December 31, 2000, 1999 and 1998, respectively.

DYNEGY'S FINANCIAL DATA

                                   Dynegy      Dynegy     Transmission
                                  Marketing   Midstream       and        Dynegy Global
(In thousands)                     & Trade    Services    Distribution   Communications      Total
-----------------------------------------------------------------------------------------------------
2000
OPERATING MARGIN                  $ 770,413   $ 255,635    $ 432,583        $    454      $ 1,459,085
EQUITY EARNINGS                     181,589      23,823            -               -          205,412
-----------------------------------------------------------------------------------------------------
FINANCIAL CONTRIBUTION              952,002     279,458      432,583             454        1,664,497
DEPRECIATION AND AMORTIZATION      (125,491)   (105,090)    (155,461)         (2,516)        (388,558)
GENERAL AND ADMINISTRATIVE         (190,263)    (61,318)     (62,385)        (15,451)        (329,417)
OTHER ITEMS                         140,444     (50,755)       3,448           1,931           95,068
-----------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND
  TAXES(1)                        $ 776,692   $  62,295    $ 218,185        $(15,582)     $ 1,041,590
NET INCOME                        $ 440,170   $  19,458    $  53,145        $(12,264)     $   500,509
RECURRING NET INCOME(2)           $ 355,070   $  54,540    $  55,080        $(12,264)     $   452,426

1999
Operating Margin                  $ 283,594   $ 260,281    $       -        $      -      $   543,875
Equity Earnings                      62,185      17,669            -               -           79,854
-----------------------------------------------------------------------------------------------------
Financial Contribution              345,779     277,950            -               -          623,729
Depreciation and Amortization       (35,116)    (94,342)           -               -         (129,458)
General and Administrative         (128,260)    (72,457)           -               -         (200,717)
Other Items                          26,068       1,700            -               -           27,768
-----------------------------------------------------------------------------------------------------
Earnings Before Interest and
  Taxes(1)                        $ 208,471   $ 112,851    $       -        $      -      $   321,322
Net Income                        $ 106,631   $  45,218    $       -        $      -      $   151,849
Recurring Net Income(2)           $ 100,866   $  45,218    $       -        $      -      $   146,084

1998
Operating Margin                  $ 236,275   $ 192,412    $       -        $      -      $   428,687
Equity Earnings                      75,242      15,796            -               -           91,038
-----------------------------------------------------------------------------------------------------
Financial Contribution              311,517     208,208            -               -          519,725
Depreciation and Amortization       (29,026)    (84,176)           -               -         (113,202)
General and Administrative         (110,543)    (75,165)           -               -         (185,708)
Impairment, Abandonment and
  Other                              (2,723)     (6,921)           -               -           (9,644)
Other Items                           4,181      34,963            -               -           39,144
-----------------------------------------------------------------------------------------------------
Earnings Before Interest and
  Taxes(1)                        $ 173,406   $  76,909    $       -        $      -      $   250,315
Net Income                        $  90,750   $  17,603    $       -        $      -      $   108,353
Recurring Net Income(2)           $  92,520   $   4,993    $       -        $      -      $    97,513

------------------------------

(1) EBIT equals pretax earnings before deduction of interest expense.

(2) Recurring Net Income adjusts Net Income for identified non-recurring items described in the following narrative of the three year results.

                                                             DYNEGY    FORM 10-K

DYNEGY'S OPERATING DATA
                                                                2000        1999       1998
---------------------------------------------------------------------------------------------
DYNEGY MARKETING AND TRADE:
Domestic Gas Marketing Volumes (Bcf/d)(1)                          7.5        6.5        5.9
Canadian Gas Marketing Volumes (Bcf/d)(2)                          2.2        2.3        2.3
European Gas Marketing Volumes (Bcf/d)(3)                          1.2        1.1        0.7
---------------------------------------------------------------------------------------------
  Total Gas Marketing Volumes                                     10.9        9.9        8.9
---------------------------------------------------------------------------------------------
Million Megawatt Hours Generated - Gross                          35.7       21.5       15.9

Million Megawatt Hours Generated - Net                            28.6       12.8        9.8

Million Megawatt Hours Sold                                      109.1       66.5      120.8
---------------------------------------------------------------------------------------------
  Total Produced and Sold                                        137.7       79.3      130.6
---------------------------------------------------------------------------------------------
Average On-Peak Market Power Prices:
  Cinergy                                                      $ 36.43    $ 51.40    $ 57.43
  TVA                                                            39.73      51.96      56.76
  PJM                                                            39.96      38.29      28.74
  CALPX SP15                                                    113.51      31.99      31.17

DYNEGY MIDSTREAM SERVICES:
Natural Gas Processing Volumes (MBbls/d):
  Field Plants                                                    61.2       85.9       91.8
  Straddle Plants                                                 35.6       36.6       30.9
---------------------------------------------------------------------------------------------
    Total Natural Gas Processing Volumes                          96.8      122.5      122.7
---------------------------------------------------------------------------------------------

Fractionation volumes (MBbls/d)                                  224.3      210.9      192.5

Natural Gas Liquids Sold (MBbls/d)                               564.6      537.1      483.6

Average Commodity Prices:
  Natural Gas - Henry Hub (First of the Month) ($/MMBtu)       $  3.89    $  2.29    $  2.11
  Crude Oil - Cushing ($/Bbl)                                    28.97      17.10      11.97
  Natural Gas Liquids ($/Gal)                                     0.55       0.34       0.25

TRANSMISSION AND DISTRIBUTION:(4)
Electric Sales in KWH (Millions):
  Residential                                                    5,046      4,949      4,893
  Commercial                                                     4,272      4,173      4,053
  Industrial                                                     9,271      8,722      8,701
  Other                                                            361        372        375
---------------------------------------------------------------------------------------------
    Sales to Ultimate Customers                                 18,950     18,216     18,022
  Interchange                                                       51      6,525     16,199
---------------------------------------------------------------------------------------------
    Total Electric Sales                                        19,001     24,741     34,221
---------------------------------------------------------------------------------------------
Gas Sales in Therms (Millions):
  Residential                                                      337        323        305
  Commercial                                                       141        134        131
  Industrial                                                        77         71         67
---------------------------------------------------------------------------------------------
    Sales to Ultimate Customers                                    555        528        503
  Transportation of customer-owned gas                             259        270        267
  Interdepartmental sales                                           19         27         26
---------------------------------------------------------------------------------------------
    Total Gas Delivered                                            833        825        796
---------------------------------------------------------------------------------------------

(1) Includes immaterial amounts of inter-affiliate gas sales.

(2) Represents volumes sold by Dynegy Inc.'s Canadian subsidiary.

(3) Represents volumes sold by Dynegy Inc.'s European operations.

(4) Volumes for 1999 and 1998 reflect the operations of Illinois Power Company prior to its acquisition by Dynegy.

DYNEGY    FORM 10-K

THREE YEARS ENDED DECEMBER 31, 2000

For the year ended December 31, 2000, the Company realized net income of $500.5 million, or $1.48 per diluted share. This compares with $151.8 million, or $0.66 per diluted share, and $108.4 million, or $0.48 per diluted share, in 1999 and 1998, respectively. Recurring net income was $452.4 million, or $1.43 per diluted share, in 2000. This compares to $146.1 million, or $0.63 per diluted share, and $97.5 million, or $0.43 per diluted share, in 1999 and 1998, respectively. Components of recurring net income were as follows:

COMPONENTS OF RECURRING NET INCOME

                                                  2000                    1999                    1998
($ IN THOUSANDS, EXCEPT PER SHARE DATA)     INCOME       EPS        INCOME       EPS        INCOME       EPS
---------------------------------------------------------------------------------------------------------------
NET INCOME AND EPS, AS REPORTED            $500,509     $ 1.48     $151,849     $ 0.66     $108,353     $ 0.48

Gain on Sale - Accord Energy Limited(1)     (58,478)     (0.18)           -          -            -          -
Gain on Sale - QFs(2)                       (33,800)     (0.11)           -          -            -          -
Loss on Sale - Crude Business(3)              9,454       0.03            -          -            -          -
Loss on Sale - Mid-continent Assets(4)        8,551       0.03            -          -            -          -
Impairment of a Liquids Asset(5)             16,250       0.05            -          -            -          -
Illinova Acquisition Costs(6)                 9,940       0.03            -          -            -          -
Special Dividend(7)                               -       0.10            -          -            -          -
Gain on Sale - Quicktrade Investment(8)           -          -       (5,765)     (0.03)           -          -
Gain on Sale - Ozark Pipeline(9)                  -          -            -          -      (17,109)     (0.08)
Severance Charge                                  -          -            -          -        6,269       0.03
---------------------------------------------------------------------------------------------------------------
RECURRING NET INCOME AND EPS               $452,426     $ 1.43     $146,084     $ 0.63     $ 97,513     $ 0.43
---------------------------------------------------------------------------------------------------------------

(1) The Company sold its 25% participating preferred interest in Accord Energy Limited ("Accord") in the third quarter of 2000.

(2) The Company sold interests in certain QFs, pursuant to statutory requirements related to the Illinova acquisition.

(3) The Company sold its non-strategic domestic crude oil marketing and trade business in the first quarter of 2000.

(4) The Company disposed of its Mid-continent liquids processing assets in the first quarter of 2000 consistent with its liquids asset divestiture strategy.

(5) The impairment reserve is associated with a Canadian gas processing asset. The Company expects to sell this asset in the first quarter of 2001.

(6) Amounts relate to non-capitalizable merger related costs associated with the Illinova acquisition.

(7) The special dividend relates to amounts paid to certain shareholders pursuant to the execution of the Illinova acquisition.

(8) Gain relates to the disposition of a non-strategic investment sold in the first quarter of 1999.

(9) Gain relates to the monetization of a gas pipeline, not considered consistent with the Company's long-term strategy.

                                                             DYNEGY    FORM 10-K

Revenues in each of the three years in the period ended December 31, 2000, totaled $29.4 billion, $15.4 billion and $14.3 billion, respectively. Operating cash flows totaled $438 million for the year ended December 31, 2000, compared with $9 million in 1999 and $251 million in 1998.

The 2000 results compare favorably to recurring net income reported in both 1999 and 1998, principally reflecting the substantial growth in DMT's operations, substantial increased volatility in key commodities impacting trading operations, successful execution of the Company's liquids asset divestiture strategy and enhanced technology solutions available to the Company's customers and employees. The 2000 period reflects successful execution of the Merchant Leverage Effect strategy, which allowed Dynegy to capitalize on arbitrage opportunities presented by its geographically diverse asset portfolio and strong marketing, structured origination activity and term sales. Integral to these results was the successful integration of the generation and transmission and distribution businesses acquired in the Illinova acquisition and the realization of substantially all of the associated acquisition synergies. The midstream segment also had a successful 2000 period due principally to successful execution of its favorable commodity-pricing environment and ongoing cost savings initiatives.

The impact of acquisition and disposition activity during the three-year period reduces the comparability of certain historical financial and volumetric data. This is especially true as it relates to power generation, gas processing and transmission and distribution volumes and to certain financial data associated with the operations purchased in the Illinova acquisition and the financial results reflected in the DGC segment.

Consolidated operating margin for each of the three years in the period ended December 31, 2000 totaled $1.5 billion, $543.9 million and $428.7 million, respectively. For the year ended December 31, 2000, the Company reported operating income of $741.1 million, compared with operating income of $213.7 million and $120.1 million for the 1999 and 1998 periods, respectively. The substantial annual growth in operating margin during the three-year period reflects the financial impact of the factors described previously and is partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the three-year period reflect the impact of the depreciable assets acquired in the Illinova acquisition, continued expansion of the Company's depreciable asset base, principally in DMT's segment, the impairment of certain liquids assets in 2000 and capitalized costs associated with enhanced information technology infrastructure. The increased level of general and administrative expenses period-to-

DYNEGY    FORM 10-K
period reflects the infrastructure required to support a larger, more diverse operation. Increased overhead costs are primarily a result of expansion through acquisition, including the Illinova and Extant acquisitions, net of realized merger-related synergies, that were completed in 2000. Additionally, variable compensation costs were higher in 2000 as compared with both 1999 and 1998 periods.

Incremental to Dynegy's consolidated results was the Company's share in the earnings of its unconsolidated affiliates, which contributed approximately $205.4 million, $79.9 million and $91.0 million in 2000, 1999 and 1998, respectively. Increases in equity earnings in 2000 reflect returns on recent investments in regionally diverse power generation joint ventures, partially offset by the sale of certain qualifying facilities pursuant to statutory requirements associated with the Illinova acquisition. Equity earnings were lower in 1999 than in 1998 principally as a result of changes in weather-driven demand in the power generation investment group. During 2000, the Company disposed of its investment in Accord for a substantial gain. This entity provided equity earnings of approximately $21 million in 1999 and $22 million in 1998 periods. Accord, formed in 1994, represented Dynegy's initial gas marketing operation in the United Kingdom. The investment was no longer strategic to Dynegy as a result of the Company's direct expansion into the European gas and power marketing industries. Cash distributions received from these investments during each of the three years in the period ended December 31, 2000 approximated $118 million, $66 million and $85 million, respectively.

Interest expense totaled $251.3 million for the year ended December 31, 2000, compared with $78.2 million and $75.0 million for the comparable 1999 and 1998 periods, respectively. The increase in interest expense in 2000 is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on the variable rate borrowings were higher in 2000 as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of a wholly owned subsidiary totaled $29.2 million in 2000 and $16.6 million for each of the years ended December 31, 1999 and 1998.

Other income and expenses, net benefited operating results in each of the three years in the period ended December 31, 2000, by $95.1 million, $27.8 million and $39.1 million, respectively. The variability in these amounts principally reflects the pre-tax effect of certain of the previously disclosed non-recurring items. The remaining net amounts for all three years include other numerous less significant

                                                             DYNEGY    FORM 10-K
recurring and non-recurring income and expense items, as well as the financial effects of minority shareholder investment in some of our operations.

The Company reported an income tax provision of $260.6 million in 2000, compared to income tax provisions of $74.7 million and $50.3 million in 1999 and 1998, respectively. These amounts reflect effective rates of 34 percent, 33 percent and 32 percent, respectively. In general, differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to amortization of certain intangibles, permanent differences arising from the effect of certain foreign equity investments and state income taxes. See Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

DYNEGY MARKETING AND TRADE

DMT reported recurring segment net income of $355.1 million for the year ended December 31, 2000, compared with recurring net income of $100.9 million and $92.5 million for the years ended December 31, 1999 and 1998, respectively. Non-recurring items included in the 2000 segment results include the gains on sale of Accord and the QF interests partially offset by an allocated portion of the Illinova acquisition costs. Included in 1999 segment reported net income is the gain on sale of the Quicktrade investment. Included in 1998 reported segment net income earnings is an allocation of severance costs.

Recurring results of operations during the three-year period were influenced either positively or negatively by:

- New, regionally diverse merchant power generating capacity acquired or placed in service in 2000;

-  Weather-influenced seasonal demand variability;

- Significantly increased commodity price volatility in 2000 as compared with the other periods;

- Expansion of gas and power marketing and trading in Continental Europe in late 1999 and 2000;

- Substantially larger base of operations in 2000 resulting principally from the Illinova acquisition causing increased depreciation and overhead expenses;

-  Expanded investment in power generation joint ventures;

-  Disposition of Accord; and

-  Enhanced technology solutions, including DynegyDIRECT.

Total electric power produced and sold during 2000 aggregated 137.7 million megawatt hours compared to 79.3 million and 130.6 million megawatt hours during 1999 and 1998, respectively. The 2000 volumes reflect the impact of additional generating capacity and improved price volatility period-over-period. The 1999 amount is particularly low due to lower weather-driven demand for electricity in

DYNEGY    FORM 10-K
that period. Total natural gas volumes sold increased to 10.9 billion cubic feet per day from 9.9 billion cubic feet per day in 1999 and 8.9 billion cubic feet per day in 1998. The increase in natural gas volumes sold reflects the increased demand by gas-fired generation, expanding European operations and greater volumes sold to Dynegy's retail alliances.

DYNEGY MIDSTREAM SERVICES

DMS reported recurring net income of approximately $54.5 million for the year ended December 31, 2000 compared with recurring net income of $45.2 million and $5.0 million in 1999 and 1998, respectively. Non-recurring items included in the 2000 segment results include losses on sales of the crude oil marketing and trade business and Mid-continent gas processing assets, as well as the impairment of a Canadian gas processing asset. Non-recurring items in 2000 also included an allocation of certain merger-related costs. The 1998 segment results included the gain on the Ozark sale and an allocation of the severance costs. Recurring results of operations during the three-year period were influenced either positively or negatively by:

- Substantial focus on lowering costs throughout the Liquids Value Chain during the three-year period;

- NGL commodity prices in 2000, and the volatility associated therewith, were generally improved over 1999 and 1998 levels;

- The sale of approximately one-third of Dynegy's domestic upstream natural gas processing assets in late 1999 and early 2000;

- Fluctuating world-wide demand for NGLs, particularly in Europe and Asia, enhancing revenues from global marketing operations; and

- The domestic Crude Oil Marketing and Trade business, which was sold April 1, 2000, contributed $13.6 million and $9.1 million in 1999 and 1998, respectively.

In addition, the country experienced tightness in propane supplies at storage facilities in 2000 in the market areas resulting from high demand due to persistent cold weather conditions which led to regional supply disruptions. Dynegy was able to provide all committed product to its customers, emerging as the supplier of choice in many markets.

Average domestic NGL processing volumes totaled 97 MBbls/d in 2000 compared to an average of 123 MBbls/d in each of 1999 and 1998. Lower volumes processed in 2000 reflect the aforementioned dispositions of non-strategic assets and the impact of market conditions on straddle plant production during the three-year period. Volumes processed in 2000 were flat with volumes processed in 1999, after adjusting for the effects of the asset sales. NGL marketing volumes in 2000 reflect the robust demand and volatile pricing environment during that period. NGL market

                                                             DYNEGY    FORM 10-K
prices during 2000 averaged $0.55 per gallon compared to $0.34 per gallon and $0.25 per gallon in 1999 and 1998, respectively.

TRANSMISSION AND DISTRIBUTION

The Transmission and Distribution segment was formed at the beginning of 2000 and reflects the operations of IP acquired in the Illinova acquisition. The segment reported net income of approximately $53.1 million in 2000, which included an approximate $1.9 million after-tax non-recurring merger cost charge. Recurring results of operations for this segment reflect a weather-related lack of demand for services throughout the 2000 period. Cost synergies and improved efficiencies achieved in the segment offset the lower-than-anticipated revenue targets.

DYNEGY GLOBAL COMMUNICATIONS

This segment was formed at the beginning of the fourth quarter of 2000 and had a $12.3 million net loss for the year resulting from start-up investments associated with the expansion of the Company's global communications business.

This segment reflects the domestic operations acquired in the acquisition of Extant, which was completed on September 29, 2000. The segment also incurred fourth quarter costs associated with start-up activities underway related to the acquisition of iaxis, which closed in the first quarter of 2001. The segment also includes bandwidth trading and marketing operations and communications operations in the Far East, headquartered in Hong Kong.

OPERATING CASH FLOW

Cash flow from operating activities totaled $438 million during the year ended December 31, 2000 compared to $9 million during 1999 and $251 million during 1998. Cash flow from operating activities before changes in working capital totaled $532 million during the year ended December 31, 2000 compared to $160 million during 1999 and $225 million during 1998. Increases in operating cash flow in 2000 primarily reflect higher net income, decreased investment in inventories and higher non-cash expenses such as depreciation and deferred taxes. Also significant to 2000 operating cash flow is the impact of non-cash risk-management activities, which reflect the significant market volatility in the 2000 period as well as successful execution of our global convergence business strategy. The low operating cash flow in 1999 primarily reflected increased investment in inventory and growing trading and marketing operations in 1999 as compared with 1998, as reflected in the non-cash earnings resulting from risk-management activities. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue

DYNEGY    FORM 10-K
accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

Investing activities in 2000 included $1.2 billion related to the acquisitions of Illinova and Extant and $769 million in capital expenditures principally related to construction of power generation assets, improvements of existing facilities related to the transmission and distribution segment and investment associated with infrastructure. Also during 2000, Dynegy made investments in unconsolidated affiliates of $141 million. The aforementioned non-strategic asset dispositions in 2000 principally related to the sale of certain QFs and liquids assets for which the Company received cash inflows of approximately $856 million.

Dynegy financed the cash component of the Illinova acquisition initially with borrowings under a credit facility and commercial paper and the issuance of $200 million of Class B Common Stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity, dispositions of certain non-strategic assets, proceeds from a minority interest contribution and from cash flow derived from its operations. Dynegy financed the acquisition of Extant with capacity under existing lines of credit and Class A Common Stock.

During the year ended December 31, 1999, the Company invested a net $319 million principally in power generation assets, including a power generation partnership, and additional expenditures related to capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. Also during 1999, the Company sold certain DMS assets, an investment held by DMT and a 50 percent interest in a power generation partnership, netting proceeds of $81 million.

During the year ended December 31, 1998, the Company invested a net $295 million, principally on discrete asset acquisitions primarily focused in the DMT segment. Expenditures were also made to complete construction of the Lake Charles, Louisiana fractionator, for capital improvements at existing facilities and on capital additions at the Company's headquarters. During the period, the Company divested itself of its investment in Ozark, as well as certain non-strategic DMS assets. Aggregate net proceeds from these dispositions approximated $84 million.

FINANCING ACTIVITIES

Net cash inflows associated with financing activities in 2000 totaled $907 million. Approximately $1.1 billion was raised through sales of common equity, $200 million of which includes purchases of

                                                             DYNEGY    FORM 10-K

Class B Common Stock by Chevron concurrent with the acquisition of Illinova.

Additionally, aggregate shares sold in two separate successful offerings totaled
18.4 million shares of Class A Common Stock sold to the public and approximately
4.2 million shares of Class B Common Stock sold to Chevron. The Chevron sales were executed through private transactions, pursuant to Chevron's existing contractual right to maintain a defined level of ownership interest in Dynegy. Proceeds raised in these sales, net of underwriting commissions and expenses of approximately $10.1 million, were approximately $858 million. Proceeds from the offerings were used to reduce commercial paper borrowings and to finance Dynegy's development and acquisition program.

During 2000, IP redeemed $93 million of tax advantaged Monthly Income Preferred Securities.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. Dynegy's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

-  Projected operating or financial results;

- Pending or recent acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;

- Expectations regarding transaction volume and liquidity in wholesale energy markets in the U.S. and Europe;

- Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in the U.S. and Europe and anticipated business developments in such markets;

- The Company's ability to effectively compete for market share with industry participants;

- The expected commencement date for commercial operations for new power plants; and

- Anticipated developments with respect to demand for broadband services and applications and the Company's strategic plans in connection therewith.

Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions

DYNEGY    FORM 10-K
or by known or unknown risks and uncertainties, including the following:

- The timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and NGLs, or communications products or services;

- The timing and extent of deregulation of energy markets in the U.S. and Europe and the rules and regulations adopted on a transitional basis in such markets;

- The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, as well as Dynegy's ability to maintain its investment grade credit ratings;

- The effectiveness of Dynegy's risk-management policies and procedures and the ability of Dynegy's trading counterparties to satisfy their financial commitments;

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

All of Dynegy's forward-looking statements, whether written or oral, are expressly qualified by these cautionary

                                                             DYNEGY    FORM 10-K
statements and any other cautionary statements that may accompany such forward-looking statements. In addition, Dynegy disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks indigenous to its industry or inherent in transactions entered into in the normal course of business. In executing risk-management strategies intended to mitigate these market risks, the Company routinely utilizes various types of financial instruments. The absolute notional contract amounts associated with commodity risk-management, interest rate and forward exchange contracts were as follows:

                                                                       December 31,
ABSOLUTE NOTIONAL CONTRACT AMOUNTS                         ------------------------------------
                                                              2000         1999         1998
-----------------------------------------------------------------------------------------------
Natural Gas (Trillion Cubic Feet)                              7.709        5.702        4.179
Electricity (Million Megawatt Hours)                         162.321       42.949        1.835
Natural Gas Liquids (Million Barrels)                          9.899       19.902        6.397
Weather Derivatives (in thousand Heating Degree Days)        427.423            -            -
Crude Oil (Million Barrels)                                        -       35.554       18.800
Interest Rate Swaps (in thousands of U.S. Dollars)          $      -     $ 36,524     $ 69,332
Fixed Interest Rate Paid on Swaps (Percent)                        -        8.210        8.067
U.K. Pound Sterling (in thousands of U.S. Dollars)          $ 14,658     $ 85,812     $ 69,254
Average U.K. Pound Sterling Contract Rate (in U.S.
  Dollars)                                                  $ 1.4658     $ 1.6191     $ 1.6143
Euro Dollars (in thousands of U.S. Dollars)                 $ 35,642     $      -     $      -
Average Euro Dollar Contract Rate (in U.S. Dollars)         $ 1.0200     $      -     $      -
Canadian Dollar (in thousands of U.S. Dollars)              $737,950     $288,898     $268,307
Average Canadian Dollar Contract Rate (in U.S. Dollars)     $ 0.6768     $ 0.6775     $ 0.6710

Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 2000. Cash-flow requirements were as follows:

CASH FLOW REQUIREMENTS FOR RISK-MANAGEMENT CONTRACTS

($ in millions)                                       2001       2002       2003       2004       2005      Beyond
-------------------------------------------------------------------------------------------------------------------
Future estimated net inflows based on year end
  market prices/rates                                 $530       $136       $73        $71        $49        $100
-------------------------------------------------------------------------------------------------------------------

Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets and position limits. The use of this methodology requires a number of key

DYNEGY    FORM 10-K
assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period and a 95 percent confidence level. At December 31, 2000, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $9.6 million and the average of such value during the year ended December 31, 2000 was estimated at $10.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedule of the Company are set forth at pages F-1 through F-55 inclusive, found at the end of this report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                                             DYNEGY    FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required by this Item 10 will be contained in the definitive Proxy Statement of the Company for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1 - Election of Directors" and "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Reference is also made to the information appearing in Part I of this Annual Report on Form 10-K under the caption "Item 1A. Executive Officers."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding related party transactions will be contained in the Proxy Statement under the headings "Principal Stockholders," "Proposal 1 - Election of Directors," "Executive Compensation - Indebtedness of Management" and
"- Certain Relationships and Related Transactions" and is incorporated herein by reference.

DYNEGY    FORM 10-K

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

(a) The following documents, which have been filed by the Company with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:

    1. Financial Statements - Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8. of this Form 10-K.

    2. Financial Statement Schedules - Schedule I--Incorporated under Item 8 of this Form 10-K.

    3. Exhibits - The following instruments and documents are included as exhibits to this Form 10-K. All management contracts or compensation plans or arrangements set forth in such list are marked with a ~.

       Exhibit
       Number                                               Description
------------------------------------------------------------------------------------------------
              2.1               -   Agreement and Plan of Merger among Dynegy Inc., Illinova
                                    Corporation and certain other parties named therein.(9)

              2.2               -   Amendment to Agreement and Plan of Merger among Dynegy Inc.,
                                    Illinova Corporation and certain other parties named
                                    therein.(12)

              3.1               -   Articles of Incorporation of the Company.(12)

              3.2               -   Articles of Amendment to the Company's Articles of
                                    Incorporation.(12)

              3.3               -   Articles of Amendment to the Company's Articles of
                                    Incorporation.(13)

              3.4               -   Articles of Amendment to the Company's Articles of
                                    Incorporation.(14)

              3.5               -   Amended and Restated Bylaws of Dynegy Inc.(15)

              4.1               -   Indenture, dated as of December 11, 1995, by and among NGC
                                    Corporation, the Subsidiary Guarantors named therein and the
                                    First National Bank of Chicago, as Trustee.(1)

              4.4               -   Amended and Restated Credit Agreement, dated as of June 27,
                                    1997, among NGC Corporation and The First National Bank of
                                    Chicago, Individually and as Agent, The Chase Manhattan Bank
                                    and NationsBank of Texas, N.A., Individually and as
                                    Co-Agents, and the Lenders Named therein.(4)

              4.5               -   First Amendment to Amended and Restated Credit Agreement,
                                    dated as of November 24, 1997, among NGC Corporation and The
                                    First National Bank of Chicago, Individually and as Agent,
                                    The Chase Manhattan Bank and NationsBank of Texas, N.A.,
                                    Individually and as Co-Agents, and the Lenders named
                                    therein.(8)

              4.6               -   Second Amendment to Amended and Restated Credit Agreement,
                                    dated as of February 20, 1998, among NGC Corporation and The
                                    First National Bank of Chicago, Individually and as Agent,
                                    The Chase Manhattan Bank and NationsBank of Texas, N.A.,
                                    Individually and as Co-Agents, and the Lenders named
                                    therein.(8)

                                                             DYNEGY    FORM 10-K

       Exhibit
       Number                                               Description
------------------------------------------------------------------------------------------------
              4.7               -   Subordinated Debenture Indenture between NGC Corporation and
                                    The First National Bank of Chicago, as Debenture Trustee,
                                    dated as of May 28, 1997.(5)

              4.8               -   Amended and Restated Declaration of Trust among NGC
                                    Corporation, Wilmington Trust Company, as Property Trustee
                                    and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997.(5)

              4.9               -   Series A Capital Securities Guarantee executed by NGC
                                    Corporation and The First National Bank of Chicago, as
                                    Guarantee Trustee, dated as of May 28, 1997.(5)

             4.10               -   Common Securities Guarantee of NGC Corporation dated as of
                                    May 28, 1997.(5)

             4.11               -   Registration Rights Agreement, dated as of May 28, 1997,
                                    among NGC Corporation, NGC Corporation Capital Trust I,
                                    Lehman Brothers, Salomon Brothers Inc. and Smith Barney
                                    Inc.(5)

             4.12               -   Second Supplemental Indenture among NGC Corporation, Destec
                                    Energy, Inc. and The First National Bank of Chicago, as
                                    Trustee, dated as of June 30, 1997, supplementing and
                                    amending the Indenture dated as of June 30, 1997.(6)

             4.17               -   Indenture, dated as of September 26, 1996, restated as of
                                    March 23, 1998, between NGC Corporation and The First
                                    National Bank of Chicago, as Trustee.(8)

             4.18               -   Credit Agreement dated as of May 27, 1998, among NGC
                                    Corporation and The First National Bank of Chicago,
                                    Individually and as Administrative Agent, The Chase
                                    Manhattan Bank, Individually and as Syndication Agent, and
                                    NationsBank, N.A., Individually and as Documentation Agent,
                                    and the Lenders named therein.(7)

             4.19               -   364-Day Revolving Credit Agreement dated as of May 27, 1998, among NGC Corporation and The First National Bank of
                                    Chicago, Individually and as Administrative Agent, The Chase
                                    Manhattan Bank, Individually and as Syndication Agent, and
                                    NationsBank, N.A., Individually and as Documentation Agent,
                                    and the Lenders named therein.(7)

             4.20               -   First Amendment to 364-Day Revolving Credit dated as of
                                    May 5, 1999 among Dynegy Holdings Inc. and The First
                                    National Bank of Chicago, Individually and as Administrative
                                    Agent, The Chase Manhattan Bank, Individually and as
                                    Syndication Agent, and Citibank N.A., Individually and as
                                    Documentation Agent, and the Lenders Named therein.(11)

             4.21               -   Indenture dated February 1, 1997, between Illinova
                                    Corporation and The First National Bank of Chicago, as
                                    Trustee.(17)

             4.22               -   Distribution Agreement dated January 16, 1998, and Officers'
                                    Certificate and Issuer Order of Illinova Corporation, dated
                                    January 16, 1998 (with forms of Fixed Rate note and Floating
                                    Rate note attached), delivered pursuant to the terms of the
                                    Indenture dated as of February 1, 1997, between Illinova
                                    Corporation and The First National Bank of Chicago.(19)

             4.23               -   Mortgage and Deed of Trust dated November 1, 1943.(18)

             4.24               -   Supplemental Indenture dated July 1, 1991, providing for
                                    $84,710,000 principal amount of 7 3/8% First Mortgage Bonds due July 1, 2021.(20)

             4.25               -   Supplemental Indenture No. 1 dated June 1, 1992.(21)

             4.26               -   Supplemental Indenture No. 2 dated June 1, 1992.(21)

             4.27               -   Supplemental Indenture No. 1 dated July 1, 1992.(21)

             4.28               -   Supplemental Indenture No. 2 dated July 1, 1992.(21)

DYNEGY    FORM 10-K

       Exhibit
       Number                                               Description
------------------------------------------------------------------------------------------------
             4.29               -   Supplemental Indenture dated September 1, 1992, providing
                                    for $72,000,000 principal amount of 6 1/2% First Mortgage
                                    Bonds due September 1, 1999.(22)

             4.30               -   General Mortgage Indenture and Deed of Trust dated as of
                                    November 1, 1992.(23)

             4.31               -   Supplemental Indenture dated February 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943.(23)

             4.32               -   Supplemental Indenture dated February 15, 1993, to General
                                    Mortgage Indenture and Deed of Trust dated November 1,
                                    1992.(23)

             4.33               -   Supplemental Indenture No. 1 dated March 15, 1993, to
                                    Mortgage and Deed of Trust dated November 1, 1943.(23)

             4.34               -   Supplemental Indenture No. 1 dated March 15, 1993, to
                                    General Mortgage Indenture and Deed of Trust dated
                                    November 1, 1992.(23)

             4.35               -   Supplemental Indenture No. 2 dated March 15, 1993, to
                                    Mortgage and Deed of Trust dated November 1, 1943.(23)

             4.36               -   Supplemental Indenture No. 2 dated March 15, 1993, to
                                    General Mortgage Indenture and Deed of Trust dated
                                    November 1, 1992.(23)

             4.37               -   Supplemental Indenture dated July 15, 1993, to Mortgage and
                                    Deed of Trust dated November 1, 1943.(24)

             4.38               -   Supplemental Indenture dated July 15, 1993, to General
                                    Mortgage Indenture and Deed of Trust dated November 1,
                                    1992.(24)

             4.39               -   Supplemental Indenture dated August 1, 1993, to Mortgage and
                                    Deed of Trust dated November 1, 1943.(24)

             4.40               -   Supplemental Indenture dated August 1, 1993, to General
                                    Mortgage Indenture and Deed of Trust dated November 1,
                                    1992.(24)

             4.41               -   Supplemental Indenture dated October 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943.(25)

             4.42               -   Supplemental Indenture dated October 15, 1993, to General
                                    Mortgage Indenture and Deed of Trust dated November 1,
                                    1992.(25)

             4.43               -   Supplemental Indenture dated November 1, 1993, to Mortgage and Deed of Trust dated November 1, 1943.(25)

             4.44               -   Supplemental Indenture dated November 1, 1993, to General
                                    Mortgage Indenture and Deed of Trust dated November 1,
                                    1992.(25)

             4.45               -   Supplemental Indenture dated February 1, 1994, to Mortgage and Deed of Trust dated November 1, 1943.(26)

             4.46               -   Indenture dated October 1, 1994 between Illinois Power
                                    Company and The First National Bank of Chicago.(27)

             4.47               -   Supplemental Indenture dated October 1, 1994, to Indenture dated as of October 1, 1994.(27)

             4.48               -   Indenture dated January 1, 1996 between Illinois Power
                                    Company and Wilmington Trust Company.(28)

             4.49               -   First Supplemental Indenture dated January 1, 1996, between
                                    Illinois Power Company and Wilmington Trust Company.(28)

             4.50               -   Supplemental Indenture dated April 1, 1997, to Mortgage and
                                    Deed of Trust dated November 1, 1943.(29)

                                                             DYNEGY    FORM 10-K

       Exhibit
       Number                                               Description
------------------------------------------------------------------------------------------------
             4.51               -   Supplemental Indenture dated April 1, 1997, to General
                                    Mortgage Indenture and Deed of Trust dated November 1,
                                    1992.(29)

             4.52               -   Supplemental Indenture dated December 1, 1997, to Mortgage and Deed of Trust dated November 1, 1943.(30)

             4.53               -   Supplemental Indenture dated March 1, 1998, to General
                                    Mortgage Indenture and Deed of Trust dated November 1, 1992 providing for the issuance of $18,700,000 principal amount of 5.40% Pollution Control Bonds.(31)

             4.54               -   Supplemental Indenture dated March 1, 1998, to Mortgage and
                                    Deed of Trust dated November 1, 1943 providing for the
                                    issuance of $18,700,000 principal amount of Pollution
                                    Control Bonds.(31)

             4.55               -   Supplemental Indenture dated March 1, 1998, to General
                                    Mortgage Indenture and Deed of Trust dated November 1, 1992 providing for the issuance of $33,755,000 principal amount of Pollution Control Bonds.(31)

             4.56               -   Supplemental Indenture dated March 1, 1998, to Mortgage and
                                    Deed of Trust dated November 1, 1943 providing for the
                                    issuance of $33,755,000 principal amount of Pollution
                                    Control Bonds.(31)

             4.57               -   Supplemental Indenture dated July 15, 1998, to General
                                    Mortgage Indenture and Deed of Trust dated November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.25% New Mortgage Bonds.(31)

             4.58               -   Supplemental Indenture dated July 15, 1998, to Mortgage and
                                    Deed of Trust dated November 1, 1943 providing for the
                                    issuance of $100,000,000 principal amount of 6.25% First
                                    Mortgage Bonds.(31)

             4.59               -   Supplemental Indenture dated September 15, 1998, to General
                                    Mortgage Indenture and Deed of Trust dated November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.00% New Mortgage Bonds.(31)

             4.60               -   Supplemental Indenture dated September 15, 1998, to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $100,000,000 principal amount of 6.00% First
                                    Mortgage Bonds.(31)

             4.61               -   Supplemental Indenture dated October 1, 1998, to General
                                    Mortgage Indenture and Deed of Trust dated November 1, 1992 providing for the transfer of Letter of Credit providers on three series of Pollution Control Bonds totaling
                                    $111,770,000.(31)

             4.62               -   Supplemental Indenture dated June 15, 1999, to Mortgage and
                                    Deed of Trust dated November 1, 1943 providing for the
                                    issuance of $250,000,000 principal amount of 7.50% New
                                    Mortgage Bonds.(32)

             4.63               -   Supplemental Indenture dated June 15, 1999, to General
                                    Mortgage Indenture and Deed of Trust dated November 1, 1992 providing for the issuance of 7.50% New Mortgage Bonds.(32)

             4.64               -   Supplemental Indenture dated July 15, 1999, to Mortgage and
                                    Deed of Trust dated November 1, 1943 providing for the
                                    issuance of $35,615,000 principal amount of 5.70% Series U
                                    Pollution Control Bonds.(32)

             4.65               -   Supplemental Indenture dated July 15, 1999, to General
                                    Mortgage Indenture and Deed of Trust dated November 1, 1992 providing for the issuance of $35,615,000 principal amount of 5.70% Series U Pollution Control Bonds.(32)

             4.66               -   Supplemental Indenture dated July 15, 1999, to Mortgage and
                                    Deed of Trust dated November 1, 1943 providing for the
                                    issuance of $84,150,000 principal amount of 7.40% Series V
                                    Pollution Control Bonds.(32)

DYNEGY    FORM 10-K

       Exhibit
       Number                                               Description
------------------------------------------------------------------------------------------------
             4.67               -   Supplemental Indenture dated July 15, 1999, to General
                                    Mortgage Indenture and Deed of Trust dated November 1, 1992 providing for the issuance of $84,150,000 principal amount of 7.40% Series V Pollution Control Bonds.(32)

             10.1               -   Dynegy Inc. Amended and Restated 1991 Stock Option
                                    Plan.~(10)

             10.2               -   Dynegy Inc. 1998 U.K. Stock Option Plan.~(10)

             10.3               -   Dynegy Inc. Amended and Restated Employee Equity Option
                                    Plan.~(10)

             10.4               -   Dynegy Inc. 1999 Long Term Incentive Plan.~(15)

             10.5               -   Dynegy Inc. 2000 Long Term Incentive Plan.~(15)

             10.6               -   Employment Agreement, dated as of April 2, 1996, between NGC
                                    Corporation and Stephen A. Furbacher.~(3)

             10.7               -   Employment Agreement, dated as of February 1, 2000, between
                                    Charles L. Watson and Dynegy Inc.~(15)

             10.8               -   Employment Agreement, effective February 1, 2000, between
                                    Stephen W. Bergstrom and Dynegy Inc.~(15)

            +10.9               -   Employment Agreement, effective February 1, 2000, between
                                    Robert D. Doty, Jr. and Dynegy Inc.~

            10.10               -   Employment Agreement, effective February 1, 2000, between
                                    Kenneth E. Randolph and Dynegy Inc.~(15)

           +10.11               -   Employment Agreement, effective as of February 1, 2000,
                                    between R. Blake Young and Dynegy Inc.~

            10.12               -   Lease Agreement entered into on June 12, 1996 between
                                    Metropolitan Life Insurance Company and Metropolitan Tower
                                    Realty Company, Inc., as landlord, and NGC Corporation, as tenant.(3)

            10.13               -   First Amendment to Lease Agreement entered into on June 12,
                                    1996 between Metropolitan Life Insurance Company and
                                    Metropolitan Tower Realty Company, Inc., as landlord, and
                                    NGC Corporation, as tenant.(3)

            10.14               -   Contribution and Assumption Agreement, dated as of
                                    August 31, 1996, among Chevron U.S.A. Inc., Chevron Pipe
                                    Line Company, Chevron Chemical Company and Midstream
                                    Combination Corp.(2)

            10.15               -   Scope of Business Agreement, dated as of May 22, 1996, by
                                    and between Chevron Corporation and NGC Corporation.(3)

            10.16               -   Master Alliance Agreement, dated as of September 1, 1996,
                                    among Chevron U.S.A. Inc., Chevron Chemical Company, Chevron
                                    Pipe Line Company, and other Chevron U.S.A. Inc. affiliates,
                                    NGC Corporation, Natural Gas Clearinghouse, Warren Petroleum
                                    Company, Limited Partnership, Electric Clearinghouse, Inc.
                                    and other NGC Corporation affiliates.(2)

           *10.17               -   Natural Gas Purchase and Sale Agreement, dated as of
                                    August 30, 1996, between Chevron U.S.A. Inc. and Natural Gas
                                    Clearinghouse.(2)

           *10.18               -   Master Natural Gas Processing Agreement, dated as of
                                    September 1, 1996, between Chevron U.S.A. Inc. and Warren
                                    Petroleum Company, Limited Partnership.(2)

           *10.19               -   Master Natural Gas Liquids Purchase Agreement, dated as of
                                    September 1, 1996, between Warren Petroleum Company, Limited
                                    Partnership and Chevron U.S.A. Inc.(2)

                                                             DYNEGY    FORM 10-K

       Exhibit
       Number                                               Description
------------------------------------------------------------------------------------------------
           *10.20               -   Gas Supply and Service Agreement, dated as of September 1,
                                    1996, between Chevron Products Company and Natural Gas
                                    Clearinghouse.(2)

            10.21               -   Master Power Service Agreement, dated as of May 16, 1996,
                                    between Electric Clearinghouse, Inc. and Chevron U.S.A.
                                    Production Company.(3)

            10.22               -   Master Power Service Agreement, dated as of May 16, 1996,
                                    between Electric Clearinghouse, Inc. and Chevron Chemical
                                    Company.(3)

            10.23               -   Master Power Service Agreement, dated as of May 16, 1996,
                                    between Electric Clearinghouse, Inc. and Chevron Products
                                    Company.(3)

           *10.24               -   Feedstock Sale and Refinery Product Purchase Agreements,
                                    dated as of September 1, 1996, between Chevron Products
                                    Company and Warren Petroleum Company, Limited
                                    Partnership.(2)

           *10.25               -   Refinery Product Sale Agreement (Hawaii), dated as of
                                    September 1, 1996, between Warren Petroleum Company, Limited
                                    Partnership and Chevron Products Company.(2)

           *10.26               -   Feedstock Sale and Refinery Product Master Services
                                    Agreement, dated as of September 1, 1996, between Chevron
                                    Products Company and Warren Petroleum Company, Limited
                                    Partnership.(2)

           *10.27               -   CCC Product Sale and Purchase Agreement, dated as of
                                    September 1, 1996, between Warren Petroleum Company, Limited
                                    Partnership and Chevron Chemical Company.(2)

           *10.28               -   CCC/WPC Services Agreement, dated as of September 1, 1996, between Chevron Chemical Company and Warren Petroleum
                                    Company, Limited Partnership.(2)

           *10.29               -   Operating Agreement, dated as of September 1, 1996, between
                                    Warren Petroleum Company, Limited Partnership and Chevron
                                    Pipe Line Company.(2)

            10.30               -   Galena Park Services Agreement, dated as of September 1,
                                    1996, between Chevron Products Company and Midstream
                                    Combination Corp.(2)

            10.31               -   Shareholder Agreement of Energy Convergence Holding Company
                                    with Chevron U.S.A. Inc.(9)

            10.32               -   First Amended and Restated Limited Partnership Agreement of
                                    the West Texas LPG Pipeline Limited Partnership.(11)

            10.33               -   Amended and Restated Operating Agreement of the West Texas
                                    LPG Pipeline Limited Partnership and Chevron Pipeline
                                    Company.(11)

            10.34               -   Dynegy Inc. Severance Pay Plan.~(10)

            10.35               -   Registration Rights Agreement (Chevron U.S.A. Inc).(9)

            10.36               -   Dynegy Midstream Services, Limited Partnership Supplemental
                                    Severance Pay Plan.~(11)

            10.37               -   NGC Profit Sharing/401(k) Savings Plan.~(10)

            10.38               -   First Amendment to NGC Profit Sharing/401(k) Savings
                                    Plan.~(10)

            10.39               -   Second Amendment to NGC Profit Sharing/401(k) Savings
                                    Plan.~(10)

            10.40               -   Third Amendment to Dynegy Inc. Profit Sharing/401(k) Savings
                                    Plan.~(11)

            10.41               -   Fourth Amendment to Dynegy Inc. Profit Sharing/401(k)
                                    Savings Plan.~(15)

            10.42               -   Fifth Amendment to Dynegy Inc. Profit Sharing/401(k) Savings
                                    Plan.~(15)

            10.43               -   Sixth Amendment to Dynegy Inc. Profit Sharing/401(k) Savings
                                    Plan.~(15)

DYNEGY    FORM 10-K

       Exhibit
       Number                                               Description
------------------------------------------------------------------------------------------------
            10.44               -   Seventh Amendment to Dynegy Inc. Profit Sharing/401(k)
                                    Savings Plan.~(15)

            10.45               -   Employment Agreement, effective February 1, 2000, between
                                    Mathew K. Schatzman and Dynegy Inc.~(16)

            10.46               -   Dynegy Inc. Deferred Compensation Plan for Certain
                                    Directors.~(16)

            10.47               -   Illinova Corporation 1992 Long-Term Incentive Compensation
                                    Plan.(34)

            10.48               -   Form of Employee Retention Agreement between Illinova
                                    Corporation and its elected officers, Illinois Power
                                    Company's elected officers, and the Presidents of Illinova
                                    Corporation's subsidiaries.(33)

            10.49               -   Illinois Power Company Incentive Savings Trust and Illinois
                                    Power Company Incentive Savings Plan and Amendment I
                                    thereto.(35)

            10.50               -   Illinois Power Company Incentive Savings Plan, as amended
                                    and restated effective January 1, 1991.(36)

            10.51               -   Illinois Power Company Retirement Income Plan for salaried employees as amended and restated effective January 1, 1989, as further amended through January 1, 1994.(28)

            10.52               -   Illinois Power Company Retirement Income Plan for employees covered under a collective bargaining agreement as amended and restated effective January 1, 1994.(28)

            10.53               -   Illinois Power Company Incentive Savings Plan as amended and restated effective January 1, 1991, as further amended
                                    through amendments adopted December 28, 1994.(28)

            10.54               -   Illinois Power Company Incentive Savings Plan for employees covered under a collective bargaining agreement as amended and restated effective January 1, 1991, as further amended through amendments adopted December 28, 1994.(28)

            10.55               -   Clinton Nuclear Power Station Asset Purchase Agreement by
                                    and between Illinois Power Company, as Seller, and AmerGen
                                    Energy Company, L.L.C., as Buyer, dated as of June 30,
                                    1999.(32)

            +21.1               -   Subsidiaries of the Registrant.

            +23.1               -   Consent of Arthur Andersen LLP.

--------------------------

  + Filed herewith

   * Exhibit omits certain information which the Company has filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

 (1) Incorporated by reference to exhibits to the Registration Statement on Form S-3 of NGC Corporation, Registration No. 33-97368.

 (2) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, of NGC Corporation, Commission File No. 1-11156.

 (3) Incorporated by reference to exhibits to the Registration Statement on Form S-4 of Midstream Combination Corp., Registration No. 333-09419.

 (4) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated June 27, 1997.

 (5) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997, of NGC Corporation, Commission File No. 1-11156.

                                                             DYNEGY    FORM 10-K

 (6) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997, of NGC Corporation, Commission File No. 1-11156.

 (7) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998, of Dynegy Inc., Commission File No. 1-11156.

 (8) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, of NGC Corporation, Commission File No. 1-11156.

 (9) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Inc., Commission File No. 1-11156, dated June 14, 1999.

 (10) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, of Dynegy Inc., Commission File No. 1-11156.

 (11) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999, of Dynegy Inc., Commission File No. 1-11156.

 (12) Incorporated by reference to exhibits to Amendment No. 1 to the Registration Statement on Form S-4 of Energy Convergence Holding Company filed with the Securities and Exchange Commission on September 7, 1999.

 (13) Incorporated by reference to exhibits to the Registration Statement on Form 8-A of Dynegy Inc., Commission File No. 1-15659, filed with the Securities and Exchange Commission on February 2, 2000.

 (14) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Inc., Commission File No. 1-15659, dated January 12, 2001.

 (15) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of Dynegy Inc., Commission File No. 1-11156.

 (16) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000, of Dynegy Inc., Commission File No. 1-15659.

 (17) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, of Illinova Corporation, Commission File No. 1-11327.

 (18) Incorporated by reference to exhibits to the Current Report on Form 8-K of Illinova Corporation, Commission File No. 1-11327, dated January 21, 1998.

 (19) Filed as Exhibit 2(b) Registration No. 2-14066.

 (20) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, of Illinova Corporation, Commission File No. 1-3004.

 (21) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 30, 1992, of Illinova Corporation, Commission File No. 1-3004.

 (22) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 1992, of Illinova Corporation, Commission File No. 1-3004.

 (23) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, of Illinova Corporation, Commission File No. 1-3004.

 (24) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 30, 1993, of Illinova Corporation, Commission File No. 1-3004.

 (25) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 1993, of Illinova Corporation, Commission File No. 1-3004.

 (26) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, of Illinova Corporation, Commission File No. 1-3004.

 (27) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 1994, of Illinova Corporation, Commission File No. 1-3004.

 (28) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of Illinova Corporation, Commission File No. 1-3004.

 (29) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 1997, of Illinova Corporation, Commission File No. 1-3004.

 (30) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, of Illinova Corporation, Commission File No. 1-3004.

 (31) Incorporated by reference to exhibits to the Registration Statement on Form S-3, filed January 22, 1999, of Illinova Corporation, Commission File No. 333-71061.

 (32) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 30, 1999, of Illinova Corporation, Commission File No. 1-3004.

DYNEGY    FORM 10-K

 (33) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, of Illinova Corporation, Commission File No. 1-3004.

 (34) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 1992, of Illinova Corporation, Commission File No. 1-3004.

 (35) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1984, of Illinova Corporation, Commission File No. 1-3004.

 (36) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1990, of Illinova Corporation, Commission File No. 1-3004.

(b) Reports on Form 8-K of Dynegy Inc.

    1. During the quarter ended December 31, 2000, the Company filed a Current Report on Form 8-K dated October 2, 2000. Items 5 and 7 were reported and no financial statements were filed.

    2. During the quarter ended December 31, 2000, the Company filed a Current Report on Form 8-K dated October 6, 2000. Items 5 and 7 were reported and no financial statements were filed.

                                                             DYNEGY    FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Dynegy Inc.

Date: March 6, 2001                                  By:  /s/ C. L. WATSON
                                                          --------------------------------------
                                                          C. L. Watson, Chairman of the Board,
                                                          Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2001                                  By:  /s/ C. L. WATSON
                                                          --------------------------------------
                                                          C. L. Watson, Chairman of the Board,
                                                          Chief Executive Officer and Director
                                                          (Principal Executive Officer)

Date: March 6, 2001                                  By:  /s/ ROBERT D. DOTY
                                                          --------------------------------------
                                                          Robert D. Doty, Senior Vice President,
                                                          Chief Financial Officer (Principal
                                                          Financial Officer)

Date: March 6, 2001                                  By:  /s/ BRADLEY P. FARNSWORTH
                                                          --------------------------------------
                                                          Bradley P. Farnsworth, Senior Vice
                                                          President and Controller (Principal
                                                          Accounting Officer)

Date: March 6, 2001                                  By:  /s/ STEPHEN W. BERGSTROM
                                                          --------------------------------------
                                                          Stephen W. Bergstrom, President and
                                                          Chief Operating Officer of Dynegy Inc.
                                                          and Director

DYNEGY    FORM 10-K

Date: March 6, 2001                                  By:  /s/ CHARLES E. BAYLESS
                                                          --------------------------------------
                                                          Charles E. Bayless, Director

Date: March 6, 2001                                  By:  /s/ PATRICIA M. ECKERT
                                                          --------------------------------------
                                                          Patricia M. Eckert, Director

Date: March 6, 2001                                  By:  /s/ C. STEVEN MCMILLAN
                                                          --------------------------------------
                                                          C. Steven McMillan, Director

Date: March 6, 2001                                  By:  /s/ ROBERT M. POWERS
                                                          --------------------------------------
                                                          Robert M. Powers, Director

Date: March 6, 2001                                  By:  /s/ SHELI Z. ROSENBERG
                                                          --------------------------------------
                                                          Sheli Z. Rosenberg, Director

Date: March 6, 2001                                  By:  /s/ JOE J. STEWART
                                                          --------------------------------------
                                                          Joe J. Stewart, Director

Date: March 6, 2001                                  By:  /s/ DARALD W. CALLAHAN
                                                          --------------------------------------
                                                          Darald W. Callahan, Director

Date: March 6, 2001                                  By:  /s/ GEORGE L. KIRKLAND
                                                          --------------------------------------
                                                          George L. Kirkland, Director

Date: March 6, 2001                                  By:  /s/ R.H. MATZKE
                                                          --------------------------------------
                                                          R.H. Matzke, Director

Date: March 6, 2001                                  By:  /s/ JERRY JOHNSON
                                                          --------------------------------------
                                                          Jerry Johnson, Director

Date: March 6, 2001                                  By:  /s/ DANIEL L. DIENSTBIER
                                                          --------------------------------------
                                                          Daniel L. Dienstbier, Director

Date: March 6, 2001                                  By:  /s/ J. OTIS WINTERS
                                                          --------------------------------------
                                                          J. Otis Winters, Director

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
----------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Public Accountants                       F-2

  Consolidated Balance Sheets as of December 31, 2000 and
    1999                                                         F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998                             F-4

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998                             F-5

  Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 2000, 1999 and 1998         F-6

  Notes to Consolidated Financial Statements                     F-7

FINANCIAL STATEMENT SCHEDULE

  Condensed Financial Statements of the Registrant              F-52

DYNEGY    FORM 10-K

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Dynegy Inc.:

We have audited the accompanying consolidated balance sheets of Dynegy Inc. (an Illinois corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynegy Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 6, 2001

                                                             DYNEGY    FORM 10-K

DYNEGY INC.
CONSOLIDATED BALANCE SHEETS                                   DECEMBER 31,    December 31,
(IN MILLIONS, EXCEPT SHARE DATA)                                  2000            1999
-------------------------------------------------------------------------------------------
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $    86         $   45
Accounts receivable, net                                           5,036          1,992
Accounts receivable, affiliates                                       49             49
Inventories                                                          329            272
Assets from risk-management activities                             4,410            380
Prepayments and other assets                                         240             67
-------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                           10,150          2,805
-------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT                                      7,356          2,575
Less: accumulated depreciation                                      (649)          (557)
-------------------------------------------------------------------------------------------
   PROPERTY, PLANT AND EQUIPMENT, NET                              6,707          2,018
-------------------------------------------------------------------------------------------
OTHER ASSETS
Investments in unconsolidated affiliates                             799            627
Assets from risk-management activities                             1,527            453
Intangible assets, net of amortization                             1,502            365
Other assets                                                         721            257
-------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                  $21,406         $6,525
-------------------------------------------------------------------------------------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                 $ 4,777         $1,667
Accounts payable, affiliates                                          46            162
Accrued liabilities and other                                        628            184
Liabilities from risk-management activities                        3,838            334
Notes payable and current portion of long-term debt                  116            191
-------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                       9,405          2,538
-------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                     2,828          1,299

OTHER LIABILITIES
Transitional funding trust notes                                     605              -
Liabilities from risk-management activities                        1,568            321
Deferred income taxes                                              1,426            335
Other long-term liabilities                                          612            420
-------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                              16,444          4,913
-------------------------------------------------------------------------------------------

MINORITY INTEREST (NOTE 10)                                        1,018            103

SERIAL PREFERRED SECURITIES OF A SUBSIDIARY (NOTE 9)                  46              -

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST
   (NOTE 9)                                                          300            200

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares
   authorized at December 31, 1999: 8,000,000 shares
   designated as Series A Participating Preferred Stock,
   5,392,600 shares issued                                             -             75
Common stock, $.01 par value, 400,000,000 shares authorized
   at December 31, 1999: 217,348,621 shares issued                     -              1
Class A Common Stock, no par value, 300,000,000 shares
   authorized;
   237,390,802 shares issued and outstanding at
      December 31, 2000                                            2,190              -
Class B Common Stock, no par value, 120,000,000 shares
   authorized;
   85,330,544 shares issued and outstanding at December 31,
      2000                                                           760              -
Additional paid-in capital                                             -            973
Accumulated other comprehensive income (loss), net of tax            (15)             -
Retained earnings                                                    666            277
Less: treasury stock, at cost: 70,000 and 1,656,966 shares
   at December 31, 2000 and 1999, respectively                        (3)           (17)
-------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                      3,598          1,309
-------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $21,406         $6,525
-------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DYNEGY    FORM 10-K

DYNEGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS                             Year Ended December 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                            2000        1999       1998
---------------------------------------------------------------------------------------------
Revenues                                                       $29,445    $15,430    $14,258
Cost of sales                                                   27,986     14,886     13,829
---------------------------------------------------------------------------------------------
Operating margin                                                 1,459        544        429

Depreciation and amortization                                      389        129        113
Impairment, abandonment and other charges                            -          -         10
General and administrative expenses                                329        201        186
---------------------------------------------------------------------------------------------
  Operating income                                                 741        214        120

Equity in earnings of unconsolidated affiliates                    205         80         91
Other income                                                       235         73         47
Interest expense                                                  (251)       (78)       (75)
Other expenses                                                    (139)       (45)        (8)
Minority interest in income of subsidiaries                        (29)       (17)       (17)
---------------------------------------------------------------------------------------------
Income before income taxes                                         762        227        158
Income tax provision                                               261         75         50
---------------------------------------------------------------------------------------------
NET INCOME                                                     $   501    $   152    $   108
---------------------------------------------------------------------------------------------

NET INCOME PER SHARE:

Net income                                                     $   501    $   152    $   108
Less: preferred stock dividends                                     35          -          -
---------------------------------------------------------------------------------------------
Net income applicable to common stockholders                   $   466    $   152    $   108
---------------------------------------------------------------------------------------------

Basic earnings per share                                       $  1.54    $  0.71    $  0.52
---------------------------------------------------------------------------------------------

Diluted earnings per share                                     $  1.48    $  0.66    $  0.48
---------------------------------------------------------------------------------------------

Basic shares outstanding                                           302        213        209
---------------------------------------------------------------------------------------------

Diluted shares outstanding                                         315        230        227
---------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                             DYNEGY    FORM 10-K

DYNEGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                            Year Ended December 31,
(IN MILLIONS)                                                   2000       1999       1998
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                    $   501    $   152    $   108
Items not affecting cash flows from operating activities:
  Depreciation, amortization, impairment and abandonment          357        108        103
  Equity in earnings of affiliates, net of cash
     distributions                                                (87)       (14)        (6)
  Risk-management activities                                     (354)      (115)        (7)
  Deferred income taxes                                           131         63         52
  Gain on sale of assets, net                                    (132)       (50)       (36)
  Income tax benefit from stock option exercise and other         116         16         11
Change in assets and liabilities resulting from operating
  activities:
  Accounts receivable                                          (5,117)      (463)        51
  Inventories                                                      21       (106)       (17)
  Prepayments and other assets                                     95         54        (31)
  Accounts payable                                              4,946        348         44
  Accrued liabilities                                             (15)        37        (28)
  Other, net                                                      (24)       (21)         7
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                         438          9        251
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                           (769)      (365)      (298)
  Investment in unconsolidated affiliates                        (141)       (84)       (78)
  Business acquisitions, net of cash acquired                  (1,202)         -         (3)
  Proceeds from asset sales                                       856         81         45
  Other, net                                                      (48)        49         39
--------------------------------------------------------------------------------------------
Net cash used in investing activities                          (1,304)      (319)      (295)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                319        397        212
Repayments of long-term borrowings                               (359)       (44)      (493)
Net cash flow from commercial paper and money market lines
  of credit                                                      (906)       (42)       350
Proceeds from sale of capital stock, options and warrants       1,216         22          4
Treasury stock acquisitions                                        (3)         -         (7)
Redemption of Illinois Power Monthly Income Preferred
  Securities                                                      (93)         -          -
Dividends and other distributions, net                           (112)        (8)        (8)
Contributions of minority interest partners, net and other        845          2         (9)
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                         907        327         49
--------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          41         17          5
Cash and cash equivalents, beginning of year                       45         28         23
--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                        $    86    $    45    $    28
--------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DYNEGY    FORM 10-K

DYNEGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 Preferred Stock        Common Stock                                             Treasury
                               -------------------   -------------------   Paid In               Retained   -------------------
(in millions)                   Shares     Amount     Shares     Amount    Capital     Other     Earnings    Shares     Amount
-------------------------------------------------------------------------------------------------------------------------------
December 31, 1997                  5        $ 75       209       $    1     $ 920          -      $  33        (1)       $(10)
Comprehensive income:
   Net income                      -           -         -            -         -          -        108         -           -
Total comprehensive income
Options exercised                  -           -         1            -         4          -          -         -           -
Dividends and other
   distributions                   -           -         -            -         -          -         (8)        -           -
401(k) plan and profit
   sharing stock                   -           -         1            -         7          -          -         -           -
Options granted                    -           -         -            -         4          -          -         -           -
Treasury stock                     -           -         -            -         -          -          -        (1)         (7)
Other                              -           -         -            -         -          -          -         -           -
-------------------------------------------------------------------------------------------------------------------------------
December 31, 1998                  5          75       211            1       935          -        133        (2)        (17)
Comprehensive income:
   Net income                      -           -         -            -         -          -        152         -           -
Total comprehensive income
Options exercised                  -           -         5            -        22          -          -         -           -
Dividends and other
   distributions                   -           -         -            -         -          -         (8)        -           -
401(k) plan and profit
   sharing stock                   -           -         1            -        10          -          -         -           -
Options granted                    -           -         -            -         6          -          -         -           -
-------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                  5          75       217            1       973          -        277        (2)        (17)
COMPREHENSIVE INCOME
   NET INCOME                      -           -         -            -         -          -        501         -           -
   OTHER COMPREHENSIVE
      INCOME, NET OF TAX           -           -         -            -         -        (15)         -         -           -
TOTAL COMPREHENSIVE INCOME
ILLINOVA ACQUISITION               1         (75)       59        1,817      (973)         -          -         2          17
COMMON STOCK ISSUED                -           -        23          858         -          -          -         -           -
PREFERRED STOCK CONVERSION        (6)          -        12            -         -          -          -         -           -
EXTANT ACQUISITION                 -           -         2           90         -          -          -         -           -
OPTIONS EXERCISED                  -           -         9          157         -          -          -         -           -
DIVIDENDS AND OTHER
   DISTRIBUTIONS                   -           -         -            -         -          -       (112)        -           -
401(K) PLAN AND PROFIT
   SHARING STOCK                   -           -         1           12         -          -          -         -           -
OPTIONS GRANTED                    -           -         -           15         -          -          -         -           -
TREASURY STOCK                     -           -         -            -         -          -          -         -          (3)
-------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                  -        $  -       323       $2,950     $   -       $(15)     $ 666         -        $ (3)
-------------------------------------------------------------------------------------------------------------------------------


(in millions)                   Total
-----------------------------  --------
December 31, 1997               $1,019
Comprehensive income:
   Net income                      108
                                ------
Total comprehensive income         108
Options exercised                    4
Dividends and other
   distributions                    (8)
401(k) plan and profit
   sharing stock                     7
Options granted                      4
Treasury stock                      (7)
Other                                -
-----------------------------
December 31, 1998               $1,127
Comprehensive income:
   Net income                      152
                                ------
Total comprehensive income         152
Options exercised                   22
Dividends and other
   distributions                    (8)
401(k) plan and profit
   sharing stock                    10
Options granted                      6
-----------------------------
December 31, 1999                1,309
COMPREHENSIVE INCOME
   NET INCOME                      501
   OTHER COMPREHENSIVE
      INCOME, NET OF TAX           (15)
                                ------
TOTAL COMPREHENSIVE INCOME         486
ILLINOVA ACQUISITION               786
COMMON STOCK ISSUED                858
PREFERRED STOCK CONVERSION           -
EXTANT ACQUISITION                  90
OPTIONS EXERCISED                  157
DIVIDENDS AND OTHER
   DISTRIBUTIONS                  (112)
401(K) PLAN AND PROFIT
   SHARING STOCK                    12
OPTIONS GRANTED                     15
TREASURY STOCK                      (3)
-----------------------------
DECEMBER 31, 2000               $3,598
-----------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

Dynegy Inc. ("Dynegy" or the "Company") is a leading provider of energy and communications solutions to customers in North America, the United Kingdom and Continental Europe. The Company's leadership position extends across the entire convergence value chain, from broadband, power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances, and weather derivatives to transportation, gathering and processing of natural gas liquids. The Company is also involved in the transmission and distribution of electricity and gas and provides residential service to electric and gas consumers.

NOTE 2 - ACCOUNTING POLICIES

The accounting policies of Dynegy conform to generally accepted accounting principles in the United States. The more significant of such accounting policies are described below. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates.

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

INVESTMENT IN UNCONSOLIDATED AFFILIATES. Investments in affiliates in which the Company has a significant ownership interest, generally 20 percent to 50 percent, are accounted for by the equity method. Any excess of the Company's investment in these entities over its equity in the underlying net assets of the affiliates is amortized over the estimated economic service lives of the underlying assets. Other investments less than 20 percent owned are generally considered available-for-sale and are recorded at quoted market value, if readily marketable, or at the lower of cost or net realizable value, if non-marketable. The change in the unrealized gain or loss, net of

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS deferred income tax, is recorded as a separate component of other comprehensive income in the consolidated statement of stockholders' equity. Realized gains and losses on investment transactions are determined on the specific-identification basis.

CONCENTRATION OF CREDIT RISK. Dynegy provides multiple energy commodity solutions principally to customers in the electric and gas distribution industries and to entities engaged in industrial and petrochemical businesses. These industry concentrations have the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry, weather or other conditions. Receivables generally are not collateralized; however, Dynegy believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of the Company's customer base.

INVENTORIES. Inventories consisted primarily of natural gas in storage of $99 million and $165 million, natural gas liquids of $135 million and $66 million and coal inventory of $24 million and none at December 31, 2000 and 1999 and crude oil of $11 million at December 31, 1999. Such inventory is valued at the lower of weighted average cost or market. Materials and supplies inventory of $44 million and $30 million at December 31, 2000 and 1999, respectively, is carried at the lower of cost or market using the specific-identification method. The Company also had emission credit certificates of $27 million as of December 31, 2000, which are carried at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment consisting principally of gas gathering, processing, fractionation, terminaling and storage facilities, natural gas transmission lines, pipelines, power generating facilities and communications equipment is recorded at cost. Expenditures for major replacements, renewals and major maintenance are capitalized. The Company considers major maintenance to be expenditures incurred on a cyclical basis in order to maintain and prolong the efficient operation of its plants. Expenditures for repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 40 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS composite rate is retired. The Company reviews the carrying value of its long-lived assets in accordance with provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

Liabilities for other contingencies are recognized upon identification of an exposure, which when fully analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such loss amount can be reasonably estimated. Costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current operations. When a range of probable loss exists, the Company accrues the lesser end of the range.

GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets, principally goodwill, are generally amortized on a straight-line basis over the estimated useful lives of 25 to 40 years. Accumulated amortization of intangible assets was $98 million and $61 million at December 31, 2000 and 1999, respectively. The related amortization expense was $37 million and $9 million for the year ended
December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION. Revenues for product sales and gas processing and marketing services are recognized when title passes to the customer or when the service is performed. Fractionation and transportation revenues are recognized based on volumes received in accordance with contractual terms. Revenues derived from power generation are recognized

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS upon output, product delivery or satisfaction of specific targets, all as specified by contractual terms. Fees from certain contracts received from joint ventures in which Dynegy holds an equity interest are deferred to the extent of Dynegy's ownership interest and amortized on a straight-line basis over appropriate periods, which vary according to the nature of the service provided and the ventures' operations. Shipping and handling costs are included in revenue when billed to customers in conjunction with the sale of products.

The Company's transmission and distribution revenues are recognized when services are provided to customers. Unbilled revenues represent the estimated amount customers will be billed for service delivered from the time meters were last read to the end of the accounting period.

Revenues derived from communications activities are recognized from monthly recurring service in the month the service is provided. Amounts billed in advance of providing services are recorded as unearned revenue until the period such services are provided. Revenue related to installation of service and sale of customer equipment is recognized when equipment is delivered and installation is completed.

Substantially all of the operations of the Company's world-wide natural gas marketing, power marketing, bandwidth marketing and portions of natural gas liquids marketing operations are accounted for under a mark-to-market accounting methodology. Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at estimated fair market value, net of reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk-management activities in the consolidated balance sheets. The accrual method of accounting is used for all remaining liquids marketing activities.

The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas liquids, electricity and coal businesses in order to minimize the risk of market fluctuations. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Financial instruments that are utilized in the Company's trading operations are considered to be trading and are accounted for accordingly. Gains and losses from hedging transactions are recognized in income in the periods for which the underlying commodity, interest rate or foreign currency transaction was

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS hedged. If the necessary correlation to the commodity, interest rate or foreign currency transaction being hedged ceases to exist, the Company ceases to account for the contract as a hedge and recognizes future changes in the value of that financial instrument in income. If the underlying being hedged by the commodity, interest rate or foreign currency transaction is disposed of or otherwise terminated, the gain or loss associated with such contract is no longer deferred and is recognized in the period the underlying contract is eliminated.

INCOME TAXES. The Company files a consolidated United States federal income tax return and, for financial reporting purposes, provides income taxes for the difference in the tax and financial reporting bases of its assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

EARNINGS PER SHARE. Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to options outstanding and a warrant. Common shares outstanding and the resulting computation of basic and diluted earnings per share for all periods prior to December 31, 1999 have been restated to give effect to the 0.69 fixed exchange ratio contained in the terms of the Illinova acquisition. Also, all common shares outstanding, price per share, dividends per share and earnings per share amounts relating to transactions or periods prior to August 22, 2000 have been restated for the two-for-one stock split effected by means of a stock dividend distributed on August 22, 2000.

FOREIGN CURRENCY TRANSLATIONS. For subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments for the asset and liability accounts are included as a separate component of other comprehensive income in stockholders' equity. Currency transaction gains and losses are recorded in income.

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE STOCK OPTIONS. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its stock compensation plans. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than the market value on the grant date. The Company has granted below-market options in the past and continues to recognize compensation expense over the applicable vesting periods. Stock options are not expected to be issued at less than market price in the foreseeable future.

REGULATORY ASSETS. Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71") allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover through inclusion in future rates. Illinois Power Company ("IP"), the Company's wholly owned subsidiary, has regulatory assets recorded in accordance with Statement No. 71. Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. The significant components of regulatory assets at December 31, 2000 were approximately $385 million and are included in other long-term assets.

NOTE 3 - RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market within guidelines established by management and Dynegy's Board of Directors, resulting from the management of its portfolio. In addition, as a result of marketplace illiquidity and other factors, the Company may, at times, be unable to hedge

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS its portfolio fully for certain market risks. Management continually monitors the Company's exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

The financial performance and cash flow derived from certain generating capacity (e.g., merchant peaking facilities) is impacted annually, either favorably or unfavorably, by changes in and the relationship between the cost of the commodity fueling the facilities and electricity prices, which in turn influences the volume of electricity generated by these assets.

Operating results associated with natural gas gathering, processing and fractionation activities are sensitive to changes in natural gas liquids prices and the availability of inlet volumes. In addition, similar to peaking electricity generating facilities, straddle processing plants are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which in turn influence the volumes of gas processed at these facilities. The impact from changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. The availability of inlet volumes directly affects the utilization and profitability of this segment's businesses. Commodity price volatility may also affect operating margins derived from the Company's natural gas liquids marketing operations.

Operating results in the transmission and distribution business may be impacted by commodity price fluctuations resulting from purchases of electricity used in supplying service to its customers. IP has contracted for volumes from various suppliers under contracts having various terms. Certain of these contracts do not obligate the supplier to provide replacement power to IP in the event of a curtailment or shutdown of operating facilities. If the commodity volumes supplied from these agreements are inadequate to cover IP's native load, the Company will be required to purchase its supply needs in open-market purchases at prevailing market prices. Such purchases would expose IP to commodity price risk. Price risk associated with the gas marketing operations of IP is mitigated through contractual terms applicable to the business, as allowed by the Illinois Commerce Commission (ICC).

Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units to ensure compliance with Dynegy's risk-management policies. Risk measurement is also practiced daily against the Dynegy portfolios with Value at Risk, stress testing and scenario analysis on the commercial profiles.

ACCOUNTING FOR RISK-MANAGEMENT ACTIVITIES. Substantially all of the operations of the Company's world-wide gas marketing, power marketing, bandwidth marketing and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at fair market value, net of reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk-management activities in the consolidated balance sheets. These assets and liabilities are affected by the actual timing of settlements related to these contracts and current-period changes resulting primarily from newly originated transactions and the impact of price movements. These changes are recognized as revenues in the consolidated statements of operations in the period in which the change occurs.

Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations, the time value of money and volatility factors underlying the commitments. In certain of these markets, long-term contract commitments may extend beyond the period in which reliable or any market quotations for such contracts are available. The lack of reliable long-term pricing requires the use of mathematical models to value these commitments. These mathematical models utilize historical market data and other factors to forecast future prices, which are used to value the commitments that reside outside of the liquid market quotations. The application of forecasted pricing curves to contractual commitments may, as with pricing curves derived from quoted market prices, result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology and pertinent industry data in order to forecast certain pricing curves. However, there can be no assurance that actual cash returns will not vary materially from those estimated through application of such models.

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to determine the overall corporate risk tolerance, risk targets and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means, such as market volatility, liquidity, event and correlation risk, to monitor market risk in its trading portfolios. In addition, Dynegy performs regular stress and scenario analyses to measure extreme losses due to extraordinary events. Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios.

CREDIT AND MARKET RESERVES. In connection with the market valuation of its energy commodity contracts, the Company maintains certain reserves for a number of risks associated with these future commitments. Among others, these include reserves for credit risks based on the financial condition of counterparties, reserves for product location ("basis") differentials and consideration of the time value of money for long-term contracts. Counterparties in its financial trading and risk-management portfolio consist principally of financial institutions, major energy companies and local distribution companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively. However, with regard to its counterparties Dynegy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, the Company employs standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

Based on these policies, its current exposures and its credit reserves, Dynegy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

The following table displays the value of Dynegy's financial and commodity risk-

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS management transactions at December 31, 2000:

                                                          Investment    Below Investment
                                                         Grade Credit     Grade Credit
($ in millions)                                            Quality          Quality         Total
---------------------------------------------------------------------------------------------------
Utilities and power generators                               $150             $(29)         $ 121
Financial institutions                                        369                0            369
Oil and gas producers                                         234               79            313
Industrial companies                                          (52)             (69)          (121)
Other                                                         (58)             (21)           (79)
---------------------------------------------------------------------------------------------------
Value of fixed-price transactions before reserves            $643             $(40)           603
Credit and market reserves                                                                   (146)
                                                                                            -----
                                                                                              457
Other creditworthy risk management assets, net                                                 74
                                                                                            -----
Net risk-management assets                                                                    531
                                                                                            -----

At December 31, 2000, the term of Dynegy's financial trading and risk-management portfolio extends to 2016, and the average remaining life of an individual transaction was three months.

COMPREHENSIVE CHANGE IN ACCOUNTING PRINCIPLES. The Company must adopt Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") effective January 1, 2001. Provisions in Statement No. 133 will affect the accounting and disclosure of certain contractual arrangements and operations of the Company beginning in the first quarter of 2001. The Company will record the impact of the adoption as a cumulative effect adjustment in the Company's consolidated results in the quarter ended March 31, 2001. The amount is immaterial to first quarter 2001 net income and the Company's financial position.

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

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:

                                                                      December 31,
                                                        ----------------------------------------
                                                               2000                 1999
                                                        CARRYING     FAIR    CARRYING     FAIR
($ IN MILLIONS)                                          AMOUNT     VALUE     AMOUNT     VALUE
------------------------------------------------------------------------------------------------
DYNEGY HOLDINGS INC.
  Commercial Paper                                       $  115     $  115     $456      $  456
  Money Market Lines of Credit                                -          -       40          40
  Canadian Credit Agreement                                  59         59       40          40
  Senior Notes, 6.75% through 8.125%, due 2002 through
     2026                                                 1,200      1,200      900         858
  Non-Recourse Debt                                           -          -       89          89
  Preferred Securities of a Subsidiary Trust                200        189      200         191
  Interest Rate Risk-Management Contracts                     -          -        -          (3)
  Foreign Currency Risk-Management Contracts                  2          2        3           3
  Commodity Risk-Management Contracts                       970        958       97          94

ILLINOVA CORPORATION
  Senior Notes, 7.125%, due 2004                            103        101        -           -
  Medium Term Notes, 6.15% through 6.46%, due 2001
     through 2002                                            50         50        -           -
  Serial Preferred Securities of a Subsidiary                46         27        -           -

ILLINOIS POWER COMPANY
  Commercial Paper                                          148        148        -           -
  New Mortgage Bonds, 5.625% through 7.5%, due 2002
     through 2025                                           674        671        -           -
  New Mortgage Bonds, 4.5% through 7.4%, due 2024
     through 2028 (Pollution control series A, B,
     U, & V)                                                175        173        -           -
  New Mortgage Bonds, Adjustable rate, Series due
     2028 through 2032 (Pollution control series M, N,
     O, P, Q & R)                                           261        262        -           -
  Trust Originated Preferred Securities                     100         99        -           -
  Variable Rate Long-Term Debt, due 2017                     75         75        -           -
  Transitional Funding Trust Notes, 5.26% through
     5.65%, due 2001 through 2008                           689        677        -           -

DYNEGY GLOBAL COMMUNICATIONS
  Investment in warrants                                     14         14        -           -

The financial statement carrying amounts of the Company's credit agreement, variable-rate debt and power generation notes were assumed to approximate fair value. The fair values of the Company's other long-term indebtedness, including the Preferred Securities of a Subsidiary Trust, were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of interest rate,

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS foreign currency and commodity risk-management contracts were based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. The commodity swap and option agreements extend up to 15 years, and the futures contracts extend up to 10 years. The absolute notional contract amounts associated with the commodity risk-management, interest rate and forward exchange contracts, respectively, were as follows:

                                                                       December 31,
                                                             --------------------------------
                                                                2000        1999       1998
---------------------------------------------------------------------------------------------
Natural Gas (Trillion Cubic Feet)                                7.709      5.702      4.179
Electricity (Million Megawatt Hours)                           162.321     42.949      1.835
Natural Gas Liquids (Million Barrels)                            9.899     19.902      6.397
Weather Derivatives (in thousand Heating Degree Days)          427.423          -          -
Crude Oil (Million Barrels)                                          -     35.554     18.800
Interest Rate Swaps (in millions of U.S. Dollars)             $      -    $    37    $    69
Fixed Interest Rate Paid on Swaps (Percent)                          -      8.210      8.067
U.K. Pound Sterling (in millions of U.S. Dollars)             $     15    $    86    $    69
Average U.K. Pound Sterling Contract Rate (in U.S. Dollars)   $ 1.4658    $1.6191    $1.6143
Euro dollars (in millions of U.S. Dollars)                    $     36    $     -    $     -
Average Euro dollar Contract Rate (in U.S. Dollars)           $ 1.0200    $     -    $     -
Canadian Dollar (in millions of U.S. Dollars)                 $    738    $   289    $   268
Average Canadian Dollar Contract Rate (in U.S. Dollars)       $ 0.6768    $0.6775    $0.6710

Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 2000. Cash-flow requirements were as follows:

($ in millions)                                       2001       2002       2003       2004       2005      Beyond
-------------------------------------------------------------------------------------------------------------------
Future estimated net inflows based on year end
  market prices/rates                                 $530       $136       $73        $71        $49        $100
-------------------------------------------------------------------------------------------------------------------

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CASH FLOW INFORMATION

Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                                                 Year Ended December 31,
($ IN MILLIONS)                                                 2000       1999       1998
--------------------------------------------------------------------------------------------

Interest paid (net of amount capitalized)                     $   238      $80       $  83
--------------------------------------------------------------------------------------------

Taxes paid (net of refunds)                                   $    40      $ 2       $  (8)
--------------------------------------------------------------------------------------------

Detail of businesses acquired:
  Current assets and other                                    $   598      $ -       $   5
  Fair value of non-current assets                              7,343        -         102
  Liabilities assumed, including deferred taxes                (4,782)       -        (104)
  Capital stock issued and options exercised                   (1,907)       -           -
  Cash balance acquired                                           (50)       -           -
--------------------------------------------------------------------------------------------
  Cash paid, net of cash acquired                             $ 1,202      $ -       $   3
--------------------------------------------------------------------------------------------

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment consisted of:

                                                                 December 31,
($ IN MILLIONS)                                                 2000       1999
---------------------------------------------------------------------------------
Dynegy Marketing and Trade                                     $3,505     $  638
Dynegy Midstream Services:
  Natural gas processing                                          934      1,211
  Fractionation                                                   198        177
  Liquids marketing                                               268        141
  Natural gas gathering and transmission                          193        354
  Crude oil                                                         9         54
Transmission and Distribution                                   1,906          -
Dynegy Global Communications                                       58          -
Other                                                             285          -
---------------------------------------------------------------------------------
                                                                7,356      2,575
Less: accumulated depreciation                                   (649)      (557)
---------------------------------------------------------------------------------
                                                               $6,707     $2,018
---------------------------------------------------------------------------------

Interest capitalized related to costs of projects in process of development totaled $30.1 million, $16.7 million and $7.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, a $25 million impairment reserve was recorded related to Canadian gas processing assets.

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company's investments in unconsolidated affiliates, accounted for under the equity method, include:

NICOR ENERGY, L.L.C. ("NICOR"). NICOR is a retail energy alliance formed with NICOR Energy Management Services, a subsidiary of NICOR Inc., to provide energy services to industrial, commercial and residential customers in the Midwest. Dynegy owns a 50 percent interest in this Delaware limited liability company. At December 31, 2000, the unamortized excess of the Company's investment in this joint venture over its equity in the underlying net assets of the affiliate approximated $2 million.

SOUTHSTAR ENERGY SERVICES L.L.C. ("SOUTHSTAR"). SouthStar is a retail energy alliance formed with AGL Resources Inc. and Piedmont Natural Gas Company, which offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the Southeast. Dynegy owns a 20 percent interest in this Delaware limited liability company.

POWER GENERATION PARTNERSHIPS. Dynegy owns interests in joint ventures, each formed to build, own and operate cogeneration facilities. The Company's interest in each of these joint ventures is 50 percent. Construction of the cogeneration facilities owned by each of the joint ventures was project financed, and the obligations of the joint ventures are non-recourse to the Company. At December 31, 2000, the unamortized excess of the Company's investment in these joint ventures over its equity in the underlying net assets of the affiliates approximated $148 million.

GULF COAST FRACTIONATORS ("GCF"). GCF is a Texas limited partnership that owns and operates a NGL fractionation facility in Mont Belvieu, Texas. Dynegy owns a
38.75 percent limited partner interest in GCF. At December 31, 2000, the unamortized excess of the Company's investment in GCF over its equity in the underlying net assets of the affiliate approximated $14 million.

WEST TEXAS LPG PIPELINE PARTNERSHIP ("WEST TEXAS PARTNERSHIP"). The West Texas Partnership, a Texas limited partnership, holds all of the assets comprising the West Texas Pipeline, an interstate NGL pipeline. Effective May 1, 1999, Dynegy's interest in the West Texas Partnership was reduced from 49.0 percent to 39.2 percent, upon admittance of Mid-America Pipeline Company into the partnership. At December 31, 2000, the unamortized excess of the Company's investment in the West Texas Partnership over its equity in the

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS underlying net assets of the affiliate approximated $23 million.

VENICE ENERGY SERVICES COMPANY, L.L.C. ("VESCO"). VESCO is a Delaware limited liability company that owns and operates a natural gas processing, extraction, fractionation and storage facility located in Plaquemines Parish, Louisiana. Dynegy has an approximate 23 percent interest in the facility, serves as operator, and has commercial responsibility for product distribution and sales. At December 31, 2000, the unamortized excess of the Company's investment in this joint venture over its equity in the underlying net assets of the affiliate approximated $9 million.

WASKOM GAS PROCESSING COMPANY ("WASKOM"). Waskom is a Texas general partnership that owns and operates a natural gas processing, extraction and fractionation facility located in Henderson County, Texas. Dynegy owns a 33.33 percent interest in Waskom. Dynegy operates the facility and has commercial responsibility for product distribution and sales.

CANADIAN MIDSTREAM SERVICES, LTD. ("CMSL"). CMSL is a partnership that owns and operates a natural gas processing facility. Dynegy owns a 29.19 percent in CMSL.

STRUCTURED INVESTMENT PARTNERSHIPS. Dynegy acquired interests in several power generation facilities when it acquired Illinova Corporation effective
January 1, 2000. The plants are powered by natural gas, coal or wind.

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate equity method investment at December 31, 2000, 1999 and 1998, was $727 million, $618 million and $499 million, respectively. Dividends received on these investments during each of the three years in the period ended December 31, 2000, totaled $118 million, $66 million and $85 million, respectively. Summarized aggregate financial information for these investments and Dynegy's equity share thereof was:

                                                                  December 31,
                                          ------------------------------------------------------------
                                                2000                1999                  1998
                                                   EQUITY                Equity                Equity
($ IN MILLIONS)                           TOTAL     SHARE     TOTAL      SHARE      TOTAL      SHARE
------------------------------------------------------------------------------------------------------
Current assets(1)                         $  662    $191      $  318      $110      $  324      $131
Non-current assets(1)                      2,272     902       1,973       787       1,984       803
Current liabilities(1)                       458     139         296        98         292       124
Non-current liabilities(1)                 1,170     423       1,051       421       1,161       486
Operating margin(1)                          553     172         367       135         397       159
Net income(1)                                481     196         135        59         157        69

--------------------------

(1) The financial data for all periods presented are exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as disclosure data was unavailable for these periods. Dynegy's share of Accord earnings for each of the three years in the period ended
    December 31, 2000 totaled $9 million, $21 million and $22 million, respectively. The Company sold its investment in Accord in the third quarter of 2000.

At December 31, 2000, the Company had cost basis investments in eSpeed, Altra Energy Technologies, Inc., Canenerco, Ltd., Compton Petroleum Corporation, Enertech Capital Partners II L.P., Inc., Sagemaker, Inc., Energy Infrastructure Overseas, Ltd., Media.Net Communications, Inc. and various limited partnerships. Dynegy's aggregate investment in these entities totaled $72 million and $9 million at December 31, 2000 and 1999, respectively.

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT

Long-term debt outstanding consisted of the following at December 31:

($ IN MILLIONS)                                                 2000       1999
---------------------------------------------------------------------------------
Dynegy Holdings Inc.
  Commercial Paper                                             $  115     $  456
  Money Market Lines of Credit                                      -         40
  Canadian Credit Agreement                                        59         40
  Senior Notes, 6.75% through 8.125%, due 2002 through 2026     1,200        900
  Non-Recourse Debt                                                 -         89

Illinova Corporation
  Senior Notes, 7.125%, due 2004                                  103          -
  Medium Term Notes, 6.15% through 6.46%, due 2001 through
     2002                                                          50          -

Illinois Power Company
  Commercial Paper                                                148          -
  New Mortgage Bonds, 5.625% through 7.5%, due 2002 through
     2025                                                         674          -
  New Mortgage Bonds, 4.5% through 7.4%, due 2024 through
     2028 (Pollution control series A, B, U, & V)                 175          -
  New Mortgage Bonds, Adjustable rate, Series due 2028
     through 2032 (Pollution control series M, N, O, P, Q &
     R)                                                           261          -
  Variable Rate Long-Term Debt, due 2017                           75          -
  Transitional Funding Trust Notes, 5.26% through 5.65%, Due
     2001 through 2008                                            689          -
---------------------------------------------------------------------------------
                                                               $3,549     $1,525
Less: Long-Term Debt due within one year                          116        191
---------------------------------------------------------------------------------
Total Long-Term Debt                                           $3,433     $1,334
---------------------------------------------------------------------------------

Aggregate maturities of the principal amounts of all long-term indebtedness are:
2001 - $116 million; 2002 - $402 million; 2003 - $276 million; 2004 - $186 million; 2005 - $607 million; and beyond - $2 billion.

COMMERCIAL PAPER, MONEY MARKET LINES OF CREDIT AND EXTENDIBLE FLOATING RATE LOANS. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The commercial paper programs for Dynegy, Dynegy Holdings Inc. ("DHI") and IP are limited to and fully supported by existing credit agreements. Weighted average interest rates on amounts outstanding under the commercial paper program for DHI were 8.1% and 6.2% at December 31, 2000 and 1999, respectively. The weighted average interest rate on amounts outstanding under IP's commercial paper program was 8.0% at December 31, 2000. The Company classifies outstanding commercial paper and borrowings under money market lines of credit as

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS long-term debt to the extent of availability under existing long-term committed credit facilities, as management's intent is to maintain these obligations for longer than one year, subject to an overall reduction in corporate debt levels.

CREDIT AGREEMENTS: The following table displays certain terms of the Company's credit agreements as of December 31, 2000:

REVOLVING CREDIT AGREEMENTS                Amount     Maturity                  Eurodollar   Facility
($ in millions)                           Available     Date         Term         Margin       Fee
-----------------------------------------------------------------------------------------------------
Dynegy Inc.                                 $300      11/02/02    Multi-year      0.450%      0.150%

Dynegy Holdings Inc.                        $400      05/27/03    Multi-year      0.200%      0.100%
                                            $400      05/02/01       364-day      0.400%      0.100%
                                            $500      12/12/01       364-day      0.525%      0.100%

Canadian Credit Agreement                   $ 60      11/23/01        1-year      0.400%      0.250%

Illinois Power Company                      $300      05/31/01       364-day      0.625%      0.125%

The Dynegy, DHI and IP credit agreements provide funding for letters of credit, working capital, capital expenditures and general corporate purposes, including commercial paper support. Generally, borrowings under the credit agreements bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. Financial covenants in the credit agreements are limited to a debt-to-capitalization test. Letters of credit under the credit agreements aggregated approximately $85 million at December 31, 2000.

The Canadian Credit Agreement supports general corporate purposes, with obligations under the agreement fully and unconditionally guaranteed by DHI. Generally, borrowings under the agreement bear interest at a Eurodollar rate plus a margin that is determined based on DHI's unsecured senior debt rating or at the participating bank's "Banker's Acceptance Rate." At December 31, 2000, outstanding amounts under the facility totaled $59 million at a weighted average rate of 6.68%.

After consideration of outstanding commercial paper and letters of credit, the unused borrowing capacity under the credit agreements at December 31, 2000 approximated $300 million, $1.1 billion and $152 million for Dynegy, DHI and IP, respectively.

LONG-TERM DEBT. The Company has a series of notes, debentures, new mortgage bonds, pollution control bonds and transitional funding trust notes having maturities that extend through 2032. The

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS transitional funding trust notes are non-recourse to the Company. Certain of these securities are redeemable at the Company's option, in whole or in part, from time-to-time, at formula-based redemption prices as defined in the applicable indenture. There are no restrictive covenants associated with these securities.

NOTE 8 - INCOME TAXES

The Company is subject to U.S. federal, foreign and state income taxes on its operations. Components of income tax expense (benefit) were as follows:

                                                                   Year Ended December 31,
($ IN MILLIONS)                                                 2000         1999         1998
------------------------------------------------------------------------------------------------
Current tax expense (benefit):
  Domestic                                                      $ 85         $ -          $(1)
  Foreign                                                         25          12           (1)

Deferred tax expense (benefit):
  Domestic                                                       158          56           44
  Foreign                                                         (7)          7            8
------------------------------------------------------------------------------------------------
Income tax provision:                                           $261         $75          $50
------------------------------------------------------------------------------------------------

Components of income before income taxes were as follows:

                                                                 Year Ended December 31,
($ IN MILLIONS)                                                 2000       1999       1998
--------------------------------------------------------------------------------------------
Income before income taxes:
  Domestic                                                      $726       $166       $134
  Foreign                                                         36         61         24
--------------------------------------------------------------------------------------------
                                                                $762       $227       $158
--------------------------------------------------------------------------------------------

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided for the temporary differences between the tax basis of Dynegy's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were as follows:

                                                                 December 31,
($ IN MILLIONS)                                                 2000       1999
---------------------------------------------------------------------------------
Deferred tax assets:
  Loss carryforward                                            $   19       149
  Alternative Minimum Tax ("AMT") and other credits               218        12
---------------------------------------------------------------------------------
                                                                  237       161
Valuation allowance                                                 -         -
---------------------------------------------------------------------------------
                                                                  237       161
Deferred tax liabilities:
  Items associated with capitalized costs                       1,663       496
---------------------------------------------------------------------------------
Net deferred tax liability                                     $1,426      $335
---------------------------------------------------------------------------------

Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. There was no valuation allowance established at December 31, 2000 or 1999, as management believes the aggregate deferred asset is more likely than not to be fully realized in the future.

Income tax provisions for the years ended December 31, 2000, 1999 and 1998, were equivalent to effective rates of 34 percent, 33 percent and 32 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision were as follows:

                                                                   Year Ended December 31,
($ IN MILLIONS)                                                 2000         1999         1998
------------------------------------------------------------------------------------------------
Expected tax at U.S. statutory rate                             $266         $79          $55
State taxes                                                       16           4            3
Foreign tax benefit                                               (5)         (3)          (3)
Basis differentials and other                                    (16)         (5)          (5)
------------------------------------------------------------------------------------------------
Income tax provision                                            $261         $75          $50
------------------------------------------------------------------------------------------------

At December 31, 2000, the Company had approximately $51 million of regular tax net operating loss carryforwards and $635 million of AMT net operating loss carryforwards. The net operating loss carryforwards expire from 2006 through 2020. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the dates of a 1995 and a 2000 business acquisition. Management believes such carryforwards will be fully realized prior to expiration.

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - PREFERRED SECURITIES

In May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities ("Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. The Trust Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at the option of the Company, in whole at any time or in part, from time to time, at formula-based redemption prices, as defined in the indenture. The Subordinated Debentures represent unsecured obligations of the Company and rank subordinate and junior in right of payment to all Senior Indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment of, for the benefit of the holders of the Trust Securities, the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Trust Securities, as described in the indenture. The Company may defer payment of interest on the subordinated debentures as described in the indenture.

Illinois Power Financing Inc. ("IPFI"), is a statutory business trust in which IP serves as sponsor. In 1996, IPFI issued $100 million aggregate liquidation amount of 8% Trust Originated Preferred Securities ("TOPrS") in a private transaction. The TOPrS mature on January 31, 2045 and may be redeemed at IP's option, in whole or in part, from time to time on or after January 31, 2001 with 30 days notice.

Serial Preferred Securities of a Subsidiary of approximately $46 million consists of six series of preferred stock issued by IP, with interest rates ranging from 4.08% to 7.75%. Certain series are redeemable at the option of IP, in whole or in part, at any time with not less than 30 days and not more than 60 days notice by publication.

NOTE 10 - MINORITY INTEREST

In June 2000, the Company contributed certain generating assets to a limited liability company in exchange for a managing interest. A third-party investor contributed $850 million in exchange for a

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS non-controlling, preferred interest that entitles it to an adjustable preferred return related to an investment in certain generating facilities. The average rate of return was 7.63% on an annualized basis. The limited liability company is a separate legal entity from Dynegy and has separate assets, liabilities and business plans. Absent certain events, Dynegy has the option to acquire the minority investor's interest in the limited liability company. If Dynegy does not acquire the minority investor's interest before June 2010, the limited liability company will liquidate its assets and dissolve. The limited liability company is a consolidated entity and the third-party investor's interest in the limited liability company is reflected as a minority interest.

Minority interest on the consolidated balance sheet also includes third-party investments in certain other consolidated entities, principally relating to Dynegy Midstream Services ("DMS") operations and Dynegy Global Communications ("DGC"). The net pre-tax results attributed to minority interest holders in consolidated entities are classified in other expenses in the accompanying statements of operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims again PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint.

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit are scheduled for March 15, 2001. Outside counsel estimates that it could take as long as six months following the commencement of oral arguments before the Ninth Circuit delivers a decision on the case.

Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortuous interference with prospective economic relations claims against Destec and tortuous interference with contract and tortuous interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. After executing the tolling agreement, on October 23, 2000, MID filed in the state court a Request for Dismissal, which the court granted on October 25, 2000. Dynegy believes the allegations made by MID are without merit and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include Illinova Power Marketing, Inc. (now know as Dynegy Midwest Generation Inc. ("DMG")) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November 2001 was set. The initial trial is limited to liability.

The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change, through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in question were found not to qualify for routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operations or production rate and for increases in emissions resulting from demand growth. Although none of the Defendants' other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermillion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well. The asset(s) subject to the Complaint are part of the consolidated assets of DHI.

The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of the "best available control technology" (or the equivalent) at the Baldwin Station and possibly at the other three plants as well.

The parties are engaged in discovery, and numerous discovery-related disputes have arisen. The United States Magistrate heard arguments on a number of the discovery disputes in December 2000 and issued orders favorable to the Defendants on most of the disputed issues.

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Two utilities, Virginia Power and Cinergy, reached settlements with the United States in 2000. The settlements call for the utilities to pay civil fines; fund various environmental projects; reduce Nox, Sox, particulate matter and mercury emissions through the installation of pollution control devices over a period extending for 2012 through 2013, and forfeit certain emission credits. The Company believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

The following five class action lawsuits have been filed against various Dynegy entities, including Dynegy Inc. and Dynegy Power Marketing Inc.:

1. Gordon v. Reliant Energy Inc., et al. was filed on November 27, 2000 in San Diego Superior Court. The defendants subsequently removed the case to United States District Court for the Southern District of California. The named plaintiffs have filed a motion to remand the case to the state court. Plaintiffs' motion is awaiting a hearing.

2. Hendricks v. Dynegy Power Marketing Inc., et al. was filed on November 29, 2000 in San Diego Superior Court. The defendants subsequently removed the case to the United States District Court for the Southern District of California. The named plaintiffs have filed a motion to remand the case to the state court. Plaintiff's motion is awaiting a hearing.

3. People of the State of California v. Dynegy Power Marketing Inc., et al. was filed on January 18, 2001 in San Francisco Superior Court. The defendants subsequently removed the case to the Federal Court. The named plaintiffs have filed a motion to remand the case to the state court. Plaintiffs motion is awaiting a hearing.

4.  Pier 23 Restaurant v. PG & E Energy Trading, et al. was filed on
    January 24, 2001 in San Francisco Superior Court. The defendants are in the process of removing the case to federal court.

5. Sweetwater Authority et. al. v. Dynegy Inc., et al. was filed on January 16, 2001 in San Diego Superior Court. The defendants are in the process of removing the case to federal court.

The five class action lawsuits are based on the events occurring in the California power market during the summer of 2000. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. Specifically, the named plaintiffs allege that the defendants, including the owners of in-state generation

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages.

The five lawsuits are at preliminary stages. Defendants have yet to file answers and, as noted above, the suits have been removed to Federal Court. The named plaintiffs have filed, or will shortly file, motions to remand the cases back to California state court. The defendants in the five lawsuits have formed various joint defense groups in an effort to coordinate the defense of the claims and to share certain costs of defense. The Company believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

On March 1, 2001, the California Independent System Operator Corporation (CAISO) and California Electricity Oversight Board (EOB) filed a motion with the FERC proposing, among other things, that they be given access to cost information that generators have filed with the FERC and that the FERC keep all sales in California subject to refund. Dynegy will vigorously oppose this action because it believes that there is no basis for giving the State of California, a significant market participant, access to confidential generator information on bids and costs. In addition, Dynegy believes that there is no basis for the FERC to extend refund exposure on a generic, blanket basis, as such an extension would contradict the FERC's carefully crafted refund structure designed to minimize the disincentives that refund exposure creates for suppliers.

Management has closely monitored developments in California in an effort to manage Dynegy's credit risk in these markets. The Company has recorded appropriate reserves for probable losses incurred based on year-end market conditions. Although such reserves may change over time as the market uncertainties are resolved, management believes such changes will not ultimately be material to the Company's consolidated financial position or results of operations.

The Company is subject to various legal proceedings and claims that arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company has assumed liability

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

PURCHASE OBLIGATIONS. In conducting its operations, the Company routinely enters into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in its business. These commitments are typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, storage and leases for office space, equipment, plant sites, ships and power generation assets. The following describes the more significant commitments outstanding at December 31, 2000.

The Company is engaged in a continual capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of 23 gas-fired turbines, representing a capital commitment of approximately $700 million. Delivery of the manufactured turbines is occurring ratably through 2004. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time.

The Company routinely enters into supply and market contracts for the purchase and sale of electricity, some of which contain fixed capacity payments. Such obligations are generally payable on a ratable basis, the terms of which extend through May 2012. In return for such fixed capacity payments, Dynegy receives volumes of electricity at agreed prices, which it then may re-market. Based on year-end estimates, the market value of electricity available for sale under these contracts, which are not already recorded at fair value on the balance sheet at December 31, 2000, totaled $125 million, which amount includes the fixed capacity payments referenced above.

ADVANCE AGREEMENT. In 1997, Dynegy received cash from a gas purchaser as an advance payment for future natural gas

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS deliveries over a ten-year period ("Advance Agreement"). As a condition of the Advance Agreement, Dynegy entered into a natural gas swap with a third party under which Dynegy became a fixed-price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on current market rates. The cash payment was classified as an advance on the balance sheet and is ratably reduced as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser pays a monthly fee to Dynegy associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, Dynegy purchased a surety bond in support of its obligations under the Advance Agreement.

OTHER MINIMUM COMMITMENTS. During 2000, the Company entered into new or restructured lease arrangements associated with a natural gas-fired generating facility, certain electricity generating equipment, natural gas liquids transportation assets and certain fiber optic and telecommunications-related equipment. Under the terms of these arrangements, the Company provided certain residual value guarantees associated with the leased assets while retaining certain rights to the assets. The retained rights include the right to extend the term of the lease arrangement, an option to acquire the leased assets from each of the lessors and the right to participate in the outright sale of the related assets.

In addition, certain Company subsidiaries are designing and constructing two generating facilities and a telecommunications network, in each case as agent for a third party. Pursuant to these contracts, under certain remote circumstances, the Company is obligated to guarantee up to approximately 90 percent of the actual cost of these facilities during the construction phase. It is anticipated that a subsidiary of the Company will subsequently lease the completed facilities from the relevant third parties for initial terms of four to five years. Under certain circumstances, the Company maintains an option to purchase the relevant facility from the third party, and it may participate in the outright sale of the asset.

Minimum commitments in connection with office space, equipment, plant sites, ships, transportation, storage and other leased assets at December 31, 2000, were as follows: 2001 - $178 million; 2002 $122 million; 2003 - $116 million; 2004 - $113 million and beyond - $268 million.

Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $4 million due in

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS the future under noncancelable subleases. Rental payments made under the terms of these arrangements totaled - $142 million in 2000, $69 million in 1999 and $126 million in 1998.

GUARANTEES. At December 31, 2000, the Company had parental guarantees of debt of approximately $26 million in connection with its power generation projects. The Company also had outstanding letters of credit of approximately $355 million and a standby purchase agreement of $152 million.

ENVIRONMENTAL. Dynegy's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Development of projects in international markets creates exposure and obligations to the national, provincial and local laws of each host country, including environmental standards and requirements imposed by these governments. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. The Company's environmental expenditures are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets subject to environmental regulation operated by the Company. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

NOTE 12 - REGULATORY ISSUES

GENERAL. The Company is subject to regulation by various federal, state, local and foreign agencies. These rules and regulations affect the industry as a whole; therefore, the Company does not believe that it is affected in a manner significantly different from its competitors.

ILLINOIS POWER COMPANY. IP is an electric utility as defined in the Public Utility Holding Company Act of 1935 ("PUHCA"). Its direct parent company, Illinova, and Dynegy are holding companies as defined in PUHCA. However, Illinova and Dynegy generally are each exempt from regulation under section 3(a)(1) of PUHCA. They remain subject to regulation under PUHCA with respect to the acquisition of certain voting securities of other domestic public

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS utility companies and utility holding companies.

In recent years, several bills have been introduced in Congress that would repeal PUHCA. Repeal or significant modification to PUHCA could affect the Company and the electric utility industry generally. The Company cannot predict the outcome of the repeal efforts or the outlook for additional legislation in 2001.

IP also is subject to regulation by the Federal Power Act ("FPA") and the Federal Energy Regulatory Commission ("FERC") as to transmission rates and certain other matters. The FERC has declared IP exempt from the Natural Gas Act of 1938 and related FERC orders, rules and regulations.

IP is further subject to regulation by the State of Illinois and ICC. The Illinois Public Utilities Act was significantly modified in December 1997 by the Electric Service Customer Choice and Rate Relief Law of 1997, or P.A. 90-561, but the ICC still has broad powers of supervision and regulation with respect to IP's rates and charges and various other matters. Under P.A. 90-561, IP must continue to provide bundled retail electric services to all who choose to continue to take service at tariff rates and must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates determined by the ICC.

Among other things, P.A. 90-561 also required IP to participate in an independent system operator, or ISO. To that end, in January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance Regional Transmission Organization ("Alliance RTO"), pending approval from necessary regulatory bodies including FERC. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with FERC. On
December 22, 2000, IP signed an agreement to join the Alliance RTO, which was filed with the FERC on January 16, 2001. On February 23, 2001, IP reached a settlement in principle with all parties that allows it to withdraw from the MISO and join the Alliance RTO, effective upon FERC approval of the settlement, which is expected to occur in mid-April 2001. IP has accrued an adequate amount to cover its share of the settlement obligation. While the Company believes that being part of the Alliance RTO would provide IP greater flexibility, cost savings and maintained transmission reliability, the outcome of IP's

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS withdrawal cannot be predicted with certainty.

NOTE 13 - CAPITAL STOCK

At December 31, 2000, the Company had authorized capital stock consisting of 300,000,000 shares of Class A Common Stock, 120,000,000 shares of Class B Common Stock and 50,000,000 shares, par value $0.01 per share of preferred stock.

PREFERRED STOCK. The Company's preferred stock may be issued from time to time in one or more series, the shares of each series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions thereof as described in the Company's Certificate of Incorporation.

In addition, as part of the Illinova Acquisition, 8,000,000 shares of preferred stock, previously designated as Dynegy Series A Participating Preferred Stock ("Series A Preferred"), were converted to shares of Class B Common Stock on a 0.69-for-one exchange ratio.

Pursuant to the terms of the Illinova acquisition, Dynegy established a series of preferred stock, designated as Series A Convertible Preferred Stock, which was issued to British Gas Atlantic ("BG") and NOVA Corporation ("NOVA") in accordance with the exchange ratios provided in the acquisition documents. On the effective date of the acquisition, BG and NOVA held an aggregate 6.7 million shares of this Series A Convertible Preferred Stock. All of these shares were converted into shares of Class A Common Stock in the second quarter of 2000.

COMMON STOCK. At December 31, 2000, there were 322,721,346 shares of Class A and B Common Stock issued, and 70,000 shares were held in treasury. During 2000, Dynegy paid quarterly cash dividends on its common stock of $.022 per share for the first quarter and $.075 per share for each the second, third, and fourth quarter, or $0.247 per share on an annual basis.

Pursuant to the terms of the Illinova acquisition, Dynegy split its common shares into two classes, Class A and Class B. All of the Class B Common Stock is owned by Chevron. Generally, holders of Class A and Class B Common Stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of Class A Common Stock may cumulate votes in connection with the election of directors. The election of directors and all other matters will be by a majority of shares represented and entitled to vote, except as otherwise provided by law. Holders of Class B Common Stock vote together with holders of Class A Common Stock as a single class on every matter acted upon by

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS the shareholders except for the following matters:

- the holders of Class B Common Stock vote as a separate class for the election of three directors of Dynegy Inc., while the holders of Class A Common Stock vote as a separate class for the remaining directors;

- any amendment to the special corporate governance rights of Class B Common Stock must be approved by a majority of the directors elected by holders of Class B Common Stock and a majority of all Dynegy directors or by a 66 2/3 percent of the outstanding shares of Class B Common Stock voting as a separate class, and the affirmative vote of a majority of the shares of Class A and Class B Common Stock, voting together as a single class; and

- any amendment to the provision of the articles of incorporation addressing the voting rights of holders of Class A and Class B Common Stock requires the approval of 66 2/3 percent of the outstanding shares of Class B Common Stock voting as a separate class, and the affirmative vote of a majority of the shares of Class A and Class B Common Stock, voting together as a single class.

Subject to the preferences of preferred stock, holders of Class A and Class B Common Stock have equal ratable rights to dividends, when and if dividends are declared by the board of directors. Holders of Class A and Class B Common Stock are entitled to share ratably, as a single class, in all of the assets of Dynegy available for distribution to holders of shares of common stock upon the liquidation, dissolution or winding up of the affairs of Dynegy, after payment of Dynegy's liabilities and any amounts to holders of preferred stock.

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

Holders of Class A and Class B Common Stock generally are not entitled to preemptive rights, subscription rights or

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS redemption rights, except that Chevron is entitled to certain preemptive rights under the shareholders agreement. The rights and preferences of holders of Class A Common Stock are subject to the rights of any series of preferred stock Dynegy may issue.

During 2000, Dynegy sold approximately 22.6 million shares of common stock. The offerings included approximately 18.4 million shares of Class A Common Stock sold to the public and approximately 4.2 million shares of Class B Common Stock sold to Chevron in private transactions, pursuant to pre-emptive rights under Chevron's stockholder agreement. Total net proceeds to Dynegy from these sales approximated $858 million, net of underwriting commissions and expenses of approximately $10 million. Additionally, Chevron purchased $200 million of Class B Common Stock concurrent with the acquisition of Illinova. Proceeds from the offerings were used to reduce commercial paper borrowings and to finance the Company's development and acquisition program.

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 2000, a non-recurring special dividend payment of $31.8 million was made to BG and NOVA prior to the conversion of their preferred shares to Class A Common Stock.

Common stock activity (in millions) for the three years ended December 31, 2000 was as follows:

                                                                        Class A               Class B
                                               Common Stock          Common Stock          Common Stock
                                             Shares     Amount     Shares     Amount     Shares     Amount
-----------------------------------------------------------------------------------------------------------
December 31, 1997                              209       $ 1          -       $    -        -        $  -
Options exercised                                1         -          -            -        -           -
401(k) plan and profit sharing                   1         -          -            -        -           -
-----------------------------------------------------------------------------------------------------------

December 31, 1998                              211         1          -            -        -           -
Options exercised                                5         -          -            -        -           -
401(k) plan and profit sharing                   1         -          -            -        -           -
-----------------------------------------------------------------------------------------------------------

December 31, 1999                              217         1          -            -        -           -
ILLINOVA ACQUISITION                          (217)       (1)       195        1,168       81         650
COMMON STOCK ISSUED                              -         -         18          748        4         110
PREFERRED STOCK CONVERSION                       -         -         12            -        -           -
EXTANT ACQUISITION                               -         -          2           90        -           -
OPTIONS EXERCISED                                -         -          9          157        -           -
401(K) PLAN AND PROFIT SHARING                   -         -          1           12        -           -
OPTIONS GRANTED                                  -         -          -           15        -           -
-----------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000                                -       $ -        237       $2,190       85        $760
-----------------------------------------------------------------------------------------------------------

STOCK OPTIONS. Each option granted is valued at an option price, which ranges from $1.47 per share to the fair market value per share at date of grant. The difference, if any, between the option price and the fair market value of each option on the date of grant is recorded as compensation expense over the respective vesting period. Options granted at prices below fair market do not become exercisable until the fifth anniversary date of the grant, at which time they become fully exercisable. Options granted at market value vest and become exercisable ratably over a three-year period. The average exercise price of vested options at December 31, 2000 was $7.93. Compensation expense related to options granted totaled $15.4 million, $6.0 million and $4.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Total options authorized and non-distributed stock option transactions for 2000, 1999, and 1998 were (shares in thousands) as follows:

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Year Ended December 31,
                            --------------------------------------------------------------------------------------------------------
                                          2000                               1999                                1998
                            SHARES        OPTION PRICE          SHARES         OPTION PRICE         SHARES         OPTION PRICE
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
   of period                24,022            $1.47 - $16.62    25,777            $1.47 - $15.67    19,341            $1.47 - $15.67
Granted                      7,197           $10.44 - $57.02     4,203            $1.47 - $16.62    10,100            $1.47 - $12.68
Exercised                   (8,592)           $1.47 - $22.21    (4,658)           $1.47 - $13.68    (1,373)           $1.47 - $ 6.80
Cancelled or expired        (1,096)           $1.47 - $57.02    (1,232)           $1.47 - $13.77    (2,164)           $1.47 - $13.77
Other, contingent share
   issuance                      -                         -       (68)           $1.47 - $ 4.10      (127)           $1.47 - $ 4.10
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of
   period                   21,531            $1.47 - $57.02    24,022            $1.47 - $16.62    25,777            $1.47 - $15.67
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of
   period                   12,779            $1.47 - $23.83     9,983            $1.47 - $15.67     6,064            $1.47 - $15.67
------------------------------------------------------------------------------------------------------------------------------------
Weighted average fair
   value of options
   granted during the
   period at market                                   $14.40                               $7.76                               $4.18
------------------------------------------------------------------------------------------------------------------------------------
Weighted average fair
   value of options
   granted during the
   period at below market                             $24.10                               $9.65                               $5.33
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding as of December 31, 2000 (shares in thousands) are summarized below:

                                           Options Outstanding                              Options Exercisable
                         -------------------------------------------------------   --------------------------------------
                                              Weighted Average
                                                  Remaining          Weighted
       Range of           Number of Shares    Contractual Life       Average        Number of Shares    Weighted Average
    Exercise Price          Outstanding            (Years)        Exercise Price      Exercisable        Exercise Prices
-------------------------------------------------------------------------------------------------------------------------
$ 1.47 - $ 4.80                 9,377                7.3              $ 2.88              5,926              $ 2.41
$ 4.81 - $ 9.80                   191                7.1              $ 7.53                191              $ 7.53
$ 9.81 - $12.50                 3,067                7.1              $10.28              3,067              $10.28
$12.51 - $16.70                 6,976                7.6              $15.74              3,553              $14.99
$16.71 - $23.90                 1,020                8.7              $23.10                 42              $20.28
$23.91 - $36.90                   290                9.4              $31.92                  -                   -
$36.91 - $44.00                   427                9.6              $42.72                  -                   -
$44.01 - $57.02                   183                9.8              $52.28                  -                   -
-------------------------------------------------------------------------------------------------------------------------
$ 1.47 - $57.02                21,531                                                    12,779
-------------------------------------------------------------------------------------------------------------------------

Pursuant to terms of the Illinova acquisition, certain vesting requirements on outstanding options were accelerated and the option shares and strike prices were subject to the exchange ratios described in the acquisition documents. Additionally, Dynegy instituted new option plans on the effective date of the acquisition.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend per year of $0.30 per share per annum for 2000 and historical dividend of $0.04 per share for 1999 and 1998; expected volatility of 42.1 percent, 40.3 percent and 40.1 percent, respectively; risk-free interest rate of 6.10 percent,
6.42 percent and 6.28 percent, respectively; and an expected life of ten years for all periods. As stated previously, the Company accounts for its stock option plan in accordance with APB No. 25. Had compensation cost been determined on a fair value basis consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and per share amounts would have approximated the following pro forma amounts for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                             Years Ended December 31,
                                          ---------------------------------------------------------------
                                                 2000                  1999                  1998
                                            NET      DILUTED      NET      DILUTED      NET      DILUTED
($ IN MILLIONS, EXCEPT PER SHARE DATA)     INCOME      EPS       INCOME      EPS       INCOME      EPS
---------------------------------------------------------------------------------------------------------

Pro forma amounts                           $485      $1.43       $143      $0.62       $105      $0.46
---------------------------------------------------------------------------------------------------------

NOTE 14 - BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

Dynegy completed its acquisition of Illinova on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. In one merger, a wholly owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other merger, a second wholly owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and the former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc. and are referred to as Illinova Corporation and Dynegy Holdings Inc., respectively. Dynegy accounted for the acquisition as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron, resulting from the size of its ownership interest and its rights under a shareholder agreement, the articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy after the merger reflect the assets and liabilities of former Dynegy at historical book values and the assets and liabilities of Illinova at allocated fair values. For accounting purposes, the effective date of the merger was January 1, 2000.

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the combination, Dynegy shareholders, other than Chevron, NOVA and BG, elected to exchange each former Dynegy share for 0.69 of a share of Dynegy
Class A Common Stock, based on a fixed exchange ratio, or elected to receive $8.25 per share in cash consideration, subject to proration. NOVA and BG elected cash and thereby reduced their respective ownership in Dynegy as part of this combination. Additionally, instead of receiving Dynegy Class A Common Stock in exchange for their respective shares of former Dynegy common stock, NOVA and the parent of BG each received a combination of cash, subject to proration, and shares of Dynegy Series A Convertible Preferred Stock. Chevron received 0.69 of a share of Dynegy Class B Common Stock in exchange for each share of former Dynegy common stock and Series A Participating Preferred Stock. Additionally, as part of the combination, Chevron purchased $200 million of additional Dynegy Class B Common Stock. Each share of Illinova Common Stock was converted into one share of Dynegy Class A Common Stock. Immediately after the combination, former Dynegy shareholders owned approximately 51 percent of the outstanding shares of Dynegy.

Approximately 60 percent of the consideration received by existing Dynegy shareholders was in the form of Dynegy stock and 40 percent was cash. In aggregate, the cash portion of the consideration approximated $1.1 billion. Dynegy financed the cash component of the acquisition initially with borrowings under a debt facility and the issuance of $200 million of Class B Common Stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity, the disposition of certain non-strategic assets, the refinancing of Illinova's unregulated generation assets and cash flow derived from its operations.

The results of operations of the acquired Illinova assets are consolidated with Dynegy's operations beginning January 1, 2000. The following table reflects certain unaudited pro forma information for the period presented as if the Illinova acquisition had taken place on January 1, 1999 (in millions, except per share data). Unaudited pro forma results for the year ended December 31, 1999 include non-recurring after-tax gains of $41.8 million, or $0.15 per diluted share.

                                 Year Ended
                                December 31,
                                    1999
---------------------------------------------
Pro forma revenues                 $17,655
Pro forma net income                   218
Pro forma earnings per share          0.68

On September 29, 2000, Dynegy completed the acquisition of Extant, Inc., a privately

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS held communications solutions company providing centralized clearinghouse services, OSS (Operations Support System) integration and network expansion capabilities to communications service providers. Dynegy's net investment consists of $92 million in cash and 1.8 million shares of Class A common stock. Following the transaction, Dynegy established Dynegy Global Communications, a new segment that, in addition to pursuing other communications opportunities, owns 80 percent of a limited partnership called DynegyCONNECT, L.P. which conducts many of the activities previously conducted by Extant, Inc.

NOTE 15 - EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS

CORPORATE INCENTIVE PLAN. Dynegy maintains a discretionary incentive plan to provide employees competitive and meaningful rewards for reaching corporate and individual objectives. Specific rewards are at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee").

PROFIT SHARING/SAVINGS PLAN. The Company established the Dynegy Profit Sharing/401(k) Savings Plan ("Plan"), which meets the requirements of Section 401(k) of the Internal Revenue Code, and is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan and related trust fund are established and maintained for the exclusive benefit of participating employees in the United States and certain expatriates. Similar plans are available to other employees resident in foreign countries and are subject to the laws of each country. Eligible employees may participate in the Plan. Employee contributions to the Plan are matched 100%, subject to a maximum of five percent of compensation. Vesting in Company contributions is based on years of service. The Company makes additional profit sharing contributions to employee accounts regardless of their individual participation in the Plan. The Company may also make discretionary profit sharing contributions, subject to Company performance. Matching contributions to the Plan and discretionary profit sharing contributions are made in Company common stock. Additional profit sharing contributions are made in cash.

Eligible employees participate in the Illinois Power Company Incentive Savings Plan, which meets the requirements of Section 401(k) of the Internal Revenue code and is a defined contribution plan subject to the provisions of ERISA. The Company matches 50% of employee contributions to the Illinois Power Company Incentive Savings Plan. The Company guaranteed match is subject to a maximum of six percent of compensation. Employees are

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS immediately 100% vested in Company contributions. Matching contributions to the Plan are made in Company common stock.

During the years ended December 31, 2000, 1999 and 1998, Dynegy recognized aggregate costs related to these employee compensation plans of $34.8 million, $24.9 million and $12.9 million, respectively.

PENSION AND OTHER POST-RETIREMENT BENEFITS. Through business combinations, the Company has acquired and continues to sponsor various defined benefit pension plans and post-retirement benefit plans. Some but not all employees of the Company participate in these plans. The following tables contain information about these plans on a combined basis:

                                                            Pension Benefits             Other Benefits
($ IN MILLIONS)                                            2000          1999          2000          1999
-----------------------------------------------------------------------------------------------------------
Projected benefit obligation, beginning of the year       $   9         $  11         $   -         $   -

  Business combination                                      424             -            97             -

  Service cost                                               10             1             2             -

  Interest cost                                              33             1             7             -

  Curtailment                                                 -            (2)            -             -
  Actuarial (gain) loss                                      (3)           (1)           (1)            -
  Benefits paid                                             (25)           (1)           (5)            -
-----------------------------------------------------------------------------------------------------------

Projected benefit obligation, end of the year             $ 448         $   9         $ 100         $   -
-----------------------------------------------------------------------------------------------------------
Fair value of plan assets, beginning of the year          $  10         $   9         $   -         $   -
  Business combination                                      579             -            80             -

  Actual return on plan assets                               63             2            (4)            -

  Employer contributions                                      -             -            12             -

  Participant contributions                                   -             -             1             -

  Benefits paid                                             (25)           (1)           (6)            -
-----------------------------------------------------------------------------------------------------------

Fair value of plan assets, end of the year                $ 627         $  10         $  83         $   -
-----------------------------------------------------------------------------------------------------------

Funded status                                             $ 179         $   1         $ (17)        $   -

Unrecognized actuarial (gain) loss                          (17)           (5)           10             -
-----------------------------------------------------------------------------------------------------------

Net amount recognized                                     $ 162         $  (4)        $  (7)        $   -
-----------------------------------------------------------------------------------------------------------

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Pension Benefits             Other Benefits
($ IN MILLIONS)                                            2000          1999          2000          1999
-----------------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated balance sheets
  consist of:

  Prepaid benefit cost                                    $ 167         $   -         $   -         $   -

  Accrued benefit liability                                  (5)           (4)           (7)            -
-----------------------------------------------------------------------------------------------------------

Net amount recognized                                     $ 162         $  (4)        $  (7)        $   -
-----------------------------------------------------------------------------------------------------------

Weighted Average Assumptions:

  Discount rate at December 31                             7.99%         7.50%         8.00%            -

  Expected return on plan assets as of January 1           9.47%         8.00%         9.50%            -

  Rate of compensation increase                            4.48%         3.50%         4.50%            -

  Medical trend - initial trend                               -             -          6.70%            -

  Medical trend - ultimate trend                              -             -          5.50%            -

  Medical trend - year of ultimate trend                      -             -          2005             -

The changes in the projected benefit obligation and in plan assets attributable to business combination in 2000 are the result of the acquisition of Illinova.

The components of net periodic benefit cost were:

                                                            Pension Benefits          Other Benefits
($ IN MILLIONS)                                            2000         1999        2000         1999
-------------------------------------------------------------------------------------------------------

Service cost benefits earned during period                 $  10       $   1        $   2       $   -

Interest cost on projected benefit obligation                 33           1            7           -

Expected return on plan assets                               (53)         (1)          (7)          -

Amortization of unrecognized actuarial gain                   (1)          -            -           -
-------------------------------------------------------------------------------------------------------

Net periodic benefit cost                                  $ (11)      $   1        $   2       $   -

Additional income due to curtailment                           -          (2)           -           -
-------------------------------------------------------------------------------------------------------

Total net periodic benefit cost / (income)                 $ (11)      $  (1)       $   2       $   -
-------------------------------------------------------------------------------------------------------

Impact of a 1% increase/decrease in medical trend:

($ in millions)                                               Increase   Decrease
---------------------------------------------------------------------------------
Aggregate impact on service cost and interest cost              $ 1        $(1)
Impact on accumulated post-retirement benefit obligation        $10        $(9)

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RELATED PARTY TRANSACTIONS

Transactions with Chevron result from purchases and sales of natural gas, natural gas liquids and crude oil between subsidiaries of Dynegy and Chevron affiliates. Management believes that these transactions are executed at the prevailing market rates. During the years ended December 31, 2000, 1999 and 1998, the Company recognized in its statement of operations aggregate sales to, and aggregate costs from, this significant shareholder of $1.4 billion and $3.1 billion, $1.1 billion and $2.0 billion, and $888 million and $1.7 billion, respectively.

NOTE 17 - SEGMENT INFORMATION

Dynegy's operations are divided into four reportable segments: Dynegy Marketing and Trade ("DMT"), Dynegy Midstream Services ("DMS"), Transmission and Distribution and Dynegy Global Communications ("DGC'). DMT focuses on energy convergence, including the marketing and trading and arbitrage opportunities that exist among power, natural gas, weather derivatives and coal that can be enhanced by the control and optimization of related physical assets. DMS consists of the North American midstream liquids operations, as well as the international liquefied petroleum gas transportation and NGL marketing operations located in Houston and London. Dynegy's Transmission and Distribution segment consists of the operation of IP. DGC is engaged in pursuing and capturing opportunities in the converging energy and communications marketplace. Generally, Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for 2000, 1999 and 1998 is presented below.

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 2000

                                                     Transmission
                                                         and
($ in millions)                  DMT        DMS      Distribution     DGC      Elimination    Total
-----------------------------------------------------------------------------------------------------
Unaffiliated revenues:
  Domestic                     $17,894     $5,160       $1,581        $  2       $     -     $24,637
  Canadian                       2,316      1,224            -           -             -       3,540
  European & Other               1,268          -            -           -             -       1,268
-----------------------------------------------------------------------------------------------------
                                21,478      6,384        1,581           2             -      29,445

Intersegment revenues
  Domestic                       1,357        940           27           -        (2,324)          -
  Canadian                         132         14            -           -          (146)          -
  European & Other                   -          -            -           -             -           -
-----------------------------------------------------------------------------------------------------
                                 1,489        954           27           -        (2,470)          -
-----------------------------------------------------------------------------------------------------
  Total revenues                22,967      7,338        1,608           2        (2,470)     29,445
-----------------------------------------------------------------------------------------------------
Operating margin                   770        256          433           -             -       1,459

Depreciation and amortization     (125)      (105)        (156)         (3)            -        (389)

Interest expense                   (89)       (30)        (129)         (3)            -        (251)

Other income (expense)             141        (50)           3           2             -          96

Equity earnings of
  unconsolidated affiliates        181         24            -           -             -         205

Income tax (provision)
  benefit                         (233)       (10)         (24)          6             -        (261)

Net income (loss)              $   441     $   19       $   53        $(12)      $     -     $   501

Identifiable assets:
  Domestic                     $13,630     $2,156       $3,577        $277       $     -     $19,640
  Canadian                         750        299            -           -             -       1,049
  European & Other                 644          -            -          73             -         717

Investment in unconsolidated
  affiliates                       625        174            -           -             -         799

Capital expenditures and
  investment in
  unconsolidated affiliates       (623)      (114)        (158)        (15)            -        (910)

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1999

                                                       Transmission
                                                           and
($ in millions)                    DMT        DMS      Distribution     DGC      Elimination    Total
-------------------------------------------------------------------------------------------------------
Unaffiliated revenues:
  Domestic                       $ 8,112     $4,887        $ -          $ -         $   -      $12,999
  Canadian                         1,445         10          -            -             -        1,455
  European                           976          -          -            -             -          976
-------------------------------------------------------------------------------------------------------
                                  10,533      4,897          -            -             -       15,430
-------------------------------------------------------------------------------------------------------
Intersegment revenues
  Domestic                           355        240          -            -          (595)           -
  Canadian                            59          8          -            -           (67)           -
  European                             -          -          -            -             -            -
-------------------------------------------------------------------------------------------------------
                                     414        248          -            -          (662)           -
-------------------------------------------------------------------------------------------------------
  Total revenues                  10,947      5,145          -            -          (662)      15,430
-------------------------------------------------------------------------------------------------------
Operating margin                     284        260          -            -             -          544

Depreciation and amortization        (35)       (94)         -            -             -         (129)

Interest expense                     (36)       (42)         -            -             -          (78)

Other income (expense)                26          2          -            -             -           28

Equity earnings of
  unconsolidated affiliates           62         18          -            -             -           80

Income tax provision                 (58)       (17)         -            -             -          (75)

Net income                       $   106     $   46        $ -          $ -         $   -      $   152

Identifiable assets:
  Domestic                       $ 3,466     $2,550        $ -          $ -         $   -      $ 6,016
  Canadian                           266         68          -            -             -          334
  European                           175          -          -            -             -          175

Investment in unconsolidated
  affiliates                         458        169          -            -             -          627

Capital expenditures and
  investment in unconsolidated
  affiliates                        (357)       (92)         -            -             -         (449)

DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1998

                                                       Transmission
                                                           and
($ in millions)                    DMT        DMS      Distribution     DGC      Elimination    Total
-------------------------------------------------------------------------------------------------------
Unaffiliated revenues:
  Domestic                       $ 9,149     $3,307        $ -          $ -         $   -      $12,456
  Canadian                           970        210          -            -             -        1,180
  European                           622          -          -            -             -          622
-------------------------------------------------------------------------------------------------------
                                  10,741      3,517          -            -             -       14,258
-------------------------------------------------------------------------------------------------------
Intersegment revenues
  Domestic                           158        250          -            -          (408)           -
  Canadian                            61          -          -            -           (61)           -
  European                             -          -          -            -             -            -
-------------------------------------------------------------------------------------------------------
                                     219        250          -            -          (469)           -
-------------------------------------------------------------------------------------------------------
  Total revenues                  10,960      3,767          -            -          (469)      14,258
-------------------------------------------------------------------------------------------------------
Operating margin                     236        193          -            -             -          429

Depreciation and amortization        (29)       (84)         -            -             -         (113)

Interest expense                     (25)       (50)         -            -             -          (75)

Other income (expense)                 4         35          -            -             -           39

Equity earnings of
  unconsolidated affiliates           75         16          -            -             -           91

Income tax (provision) benefit       (52)         2          -            -             -          (50)

Net income                       $    91     $   17        $ -          $ -         $   -      $   108

Identifiable assets:
  Domestic                       $ 2,838     $2,037        $ -          $ -         $   -      $ 4,875
  Canadian                           257          7          -            -             -          264
  European                           125          -          -            -             -          125

Investment in unconsolidated
  affiliates                         344        159          -            -             -          503

Capital expenditures and
  investments in unconsolidated
  affiliates                        (257)      (119)         -            -             -         (376)

                                                             DYNEGY    FORM 10-K

                                  DYNEGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 2000 and 1999.

                                                                   QUARTER ENDED
                                                    --------------------------------------------
                                                     MARCH       JUNE     SEPTEMBER    DECEMBER
($ IN MILLIONS, EXCEPT PER SHARE DATA)                2000       2000        2000        2000
------------------------------------------------------------------------------------------------
REVENUES                                             $5,349     $5,720      $8,366      $10,010
OPERATING MARGIN                                        383        308         381          387
INCOME BEFORE INCOME TAXES                              114        139         351          158
NET INCOME                                               69         91         235          106
NET INCOME PER SHARE                                   0.23       0.19        0.73         0.32

                                                                   Quarter Ended
                                                    --------------------------------------------
                                                     March       June     September    December
($ in millions, except per share data)                1999       1999        1999        1999
------------------------------------------------------------------------------------------------
Revenues                                             $3,045     $3,161      $4,585      $ 4,639
Operating margin                                        120        126         159          139
Income before income taxes                               41         42          76           68
Net income                                               28         28          51           45
Net income per share                                   0.12       0.12        0.22         0.19

NOTE 19 - SUBSEQUENT EVENTS

In the first quarter of 2001, Dynegy expanded its energy convergence business into the northeastern United States with the acquisition of 1,700 megawatts of power generation facilities with the Central Hudson acquisition. These facilities are located approximately 50 miles north of New York City and were acquired for $903 million, plus certain working capital adjustments.

Also in the first quarter of 2001, the Company finalized the acquisition of iaxis Limited, a previously privately held, London-based communications company.

Dynegy's shareholders approved an amendment to its Articles of Incorporation, which increased the number of authorized shares to 900 million for Class A Common Stock and 360 million for Class B Common Stock in the first quarter of 2001.

DYNEGY    FORM 10-K

                                                                      SCHEDULE I

DYNEGY INC.
CONDENSED BALANCE SHEETS OF REGISTRANT                        DECEMBER 31,    December 31,
(IN MILLIONS, EXCEPT SHARE DATA)                                  2000            1999
-------------------------------------------------------------------------------------------
ASSETS
Current Assets
Accounts receivable                                              $    -           $    3
Intercompany accounts receivable                                     76              709
Prepayments and other assets                                          -               10
-------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                             76              722
-------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT                                         -                3
Less: accumulated depreciation                                        -               (3)
-------------------------------------------------------------------------------------------
    PROPERTY, PLANT AND EQUIPMENT, NET                                -                -
-------------------------------------------------------------------------------------------
OTHER ASSETS
Investments in affiliates                                         3,691            1,764
Intercompany note receivable                                          -              501
Deferred taxes and other assets                                       -               30
-------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $3,767           $3,017
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                 $   42           $    -
Accrued liabilities                                                 (47)             127
-------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                        (5)             127
-------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                        -            1,299

OTHER LIABILITIES                                                   174               82
-------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                 169            1,508
-------------------------------------------------------------------------------------------
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST            -              200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
  authorized: 8,000,000 shares designated as Series A
  Participating Preferred Stock, 5,392,600 shares issued and
  outstanding at December 31, 1999                                    -               75
Common stock, $0.01 par value, 400,000,000 shares
  authorized: 217,348,621 shares issued at December 31, 1999          -                1
Class A Common Stock, no par value, 300,000,000 shares
  authorized; 237,390,802 shares issued and outstanding at
  December 31, 2000                                               2,190                -
Class B Common Stock, no par value, 120,000,000 shares
  authorized; 85,330,544 shares issued and outstanding at
  December 21, 2000                                                 760                -
Additional paid-in capital                                            -              973
Accumulated other comprehensive income (loss), net of tax           (15)               -
Retained earnings                                                   666              277
Less: treasury stock, at cost: 70,000 shares at
  December 31, 2000 and 1,656,966 shares at December 31,
  1999                                                               (3)             (17)
-------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                    3,598            1,309
-------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $3,767           $3,017
-------------------------------------------------------------------------------------------

                 SEE NOTE TO REGISTRANT'S FINANCIAL STATEMENTS.

                                                             DYNEGY    FORM 10-K

                                                                      SCHEDULE I

DYNEGY INC.
STATEMENTS OF OPERATIONS OF THE REGISTRANT                     Year Ended December 31,
(IN MILLIONS)                                                 2000     1999       1998
----------------------------------------------------------------------------------------
Impairment, abandonment and other charges                     $  -     $  -       $ (1)
----------------------------------------------------------------------------------------

  Operating loss                                                 -        -         (1)

Equity in earnings of affiliates                               774      249        215
Intercompany interest and other income                           -       66         14
Interest expense                                               (12)     (83)       (69)
Other expenses                                                   -       (5)        (1)
----------------------------------------------------------------------------------------
Income before income taxes                                     762      227        158
Income tax provision                                           261       75         50
----------------------------------------------------------------------------------------

NET INCOME                                                    $501     $152       $108
----------------------------------------------------------------------------------------

                 SEE NOTE TO REGISTRANT'S FINANCIAL STATEMENTS.

DYNEGY    FORM 10-K

                                                                      SCHEDULE I

DYNEGY INC.
STATEMENTS OF CASH FLOWS OF THE REGISTRANT                       Year Ended December 31,
(IN MILLIONS)                                                  2000       1999       1998
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                    $   501   $   152    $   108
Items not affecting cash flows from operating activities:
  Depreciation and amortization                                     -         -          2
  Equity in earnings of affiliates, net of cash
    distributions                                                (774)     (249)      (215)
  Deferred taxes                                                  131        63         50
  Other                                                             -         -          -
Change in assets and liabilities resulting from operating
  activities:
  Accounts receivable                                               3        (3)        (1)
  Intercompany transactions                                       342      (574)       239
  Prepayments and other assets                                      9        (3)        (2)
  Accounts payable                                                 42         -          -
  Accrued liabilities                                             (76)        9          4
Other, net                                                         59        25        (30)
-------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               237      (580)       155
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                -         -          -
Acquisitions                                                   (1,252)        -         (2)
Other                                                               -         -          -
-------------------------------------------------------------------------------------------
Net cash used in investing activities                          (1,252)        -         (2)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                  -       397        212
Repayments of long-term borrowings                                  -         -       (493)
Net proceeds from commercial paper and money market lines of
  credit                                                            -       (42)       350
Proceeds from sale of capital stock, options and warrants       1,130        22          4
Treasury stock acquisitions                                        (3)        -         (7)
Dividends and other distributions                                (112)       (8)        (8)
Other financing                                                     -         2         (2)
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                       1,015       371         56
-------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                -      (209)       209
Cash and cash equivalents, beginning of period                      -       209          -
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $     -   $     -    $   209
-------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid (net of amount capitalized)                     $    12   $    98    $   101
-------------------------------------------------------------------------------------------
Taxes paid (net of refunds)                                   $    40   $     2    $    (8)
-------------------------------------------------------------------------------------------

                 SEE NOTE TO REGISTRANT'S FINANCIAL STATEMENTS.

                                                             DYNEGY    FORM 10-K

                                                                      SCHEDULE I

                                  DYNEGY INC.
                   NOTE TO REGISTRANT'S FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Dynegy Inc. ("Dynegy" or the "Company") is a holding company that principally conducts all of its business through its subsidiaries. The accompanying condensed Registrant Financial Statements were prepared pursuant to rules promulgated by the Securities and Exchange Commission. In accordance with these rules, the accompanying statements reflect the financial position, results of operations and cash flows of Dynegy at December 31, 2000 and 1999, and for the three years ended December 31, 2000, respectively. These statements should be read in conjunction with the Consolidated Statements and notes thereto of Dynegy Inc.