Form 10-Q
period 2001-06-30
DYNEGY INC /IL/
filed 2001-08-14
CIK 879215

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

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-15659

                            ------------------------

                                  DYNEGY INC.

             (Exact name of registrant as specified in its charter)

           ILLINOIS                 74-2928353
 (State or other jurisdiction    (I.R.S. Employer
     of incorporation or        Identification No.)
        organization)

                           1000 LOUISIANA, SUITE 5800
                              HOUSTON, TEXAS 77002
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Common Stock, no par value per share, 239,227,836 shares outstanding as of August 8, 2001; Class B Common Stock, no par value per share, 86,499,914 shares outstanding as of August 8, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  DYNEGY INC.
                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                  --------
PART I.    FINANCIAL INFORMATION

           Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets:
           June 30, 2001 and December 31, 2000..................................         3
           Condensed Consolidated Statements of Operations:
           For the three months ended June 30, 2001 and 2000....................         4
           Condensed Consolidated Statements of Operations:
           For the six months ended June 30, 2001 and 2000......................         5
           Condensed Consolidated Statements of Cash Flows:
           For the six months ended June 30, 2001 and 2000......................         6
           Notes to Condensed Consolidated Financial Statements.................         7

           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS...................................        21

           Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK........................................................        36

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings...........................................        37

           Item 4.  Submission of Matters to a Vote of Security Holders.........        37

           Item 6.  Exhibits and Reports on Form 8-K............................        38

                                  DYNEGY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  (UNAUDITED) (IN MILLIONS, EXCEPT SHARE DATA)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              ---------   -------------
                                        ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................   $   517       $    86
Accounts receivable, net....................................     4,197         5,036
Accounts receivable, affiliates.............................        56            49
Inventories.................................................       315           302
Assets from risk-management activities......................     5,392         4,437
Prepayments and other assets................................       264           240
                                                               -------       -------
  TOTAL CURRENT ASSETS......................................    10,741        10,150
                                                               -------       -------
PROPERTY, PLANT AND EQUIPMENT...............................     7,833         7,356
Accumulated depreciation....................................      (774)         (649)
                                                               -------       -------
  PROPERTY, PLANT AND EQUIPMENT, NET........................     7,059         6,707
                                                               -------       -------
OTHER ASSETS
Unconsolidated investments..................................       914           799
Assets from risk-management activities......................     1,720         1,527
Intangible assets, net of amortization......................     1,583         1,502
Other assets................................................       807           721
                                                               -------       -------
  TOTAL ASSETS..............................................   $22,824       $21,406
                                                               =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable............................................   $ 3,829       $ 4,777
Accounts payable, affiliates................................        29            46
Accrued liabilities and other...............................       578           628
Liabilities from risk-management activities.................     4,915         3,838
Notes payable and current portion of long-term debt.........       118           116
                                                               -------       -------
  TOTAL CURRENT LIABILITIES.................................     9,469         9,405
LONG-TERM DEBT..............................................     3,264         2,828
OTHER LIABILITIES
Transitional funding trust notes............................       559           605
Liabilities from risk-management activities.................     1,842         1,568
Deferred income taxes.......................................     1,496         1,426
Other long-term liabilities.................................       715           612
                                                               -------       -------
  TOTAL LIABILITIES.........................................    17,345        16,444
                                                               -------       -------
MINORITY INTEREST...........................................     1,200         1,018
SERIAL PREFERRED SECURITIES OF A SUBSIDIARY.................        46            46
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY
  TRUST.....................................................       300           300
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Class A Common Stock, no par value, 900,000,000 and
  300,000,000 shares authorized at June 30, 2001 and
  December 31, 2000, respectively; 239,831,248 and
  237,390,802 shares issued and outstanding at June 30, 2001
  and December 31, 2000, respectively.......................     2,235         2,190
Class B Common Stock, no par value, 360,000,000 and
  120,000,000 shares authorized at June 30, 2001 and
  December 31, 2000, respectively; 86,499,914 and
  85,330,544 shares issued and outstanding at June 30, 2001
  and December 31, 2000, respectively.......................       801           760
Accumulated other comprehensive income (loss), net of tax...        12           (15)
Retained earnings...........................................       901           666
Treasury stock, at cost: 375,000 shares at June 30, 2001 and
  70,000 shares at December 31, 2000........................       (16)           (3)
                                                               -------       -------
  TOTAL STOCKHOLDERS' EQUITY................................     3,933         3,598
                                                               -------       -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................   $22,824       $21,406
                                                               =======       =======

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $10,812     $5,719
Cost of sales...............................................   10,375      5,412
                                                              -------     ------
  Operating margin..........................................      437        307
Depreciation and amortization...............................      113         87
General and administrative expenses.........................      126         75
                                                              -------     ------
  Operating income..........................................      198        145
Earnings from unconsolidated investments....................       78         57
Other income................................................       26         33
Interest expense............................................      (68)       (67)
Other expenses..............................................      (20)       (21)
Minority interest in income of subsidiaries.................       (6)        (8)
                                                              -------     ------
Income before income taxes..................................      208        139
Income tax provision........................................       62         48
                                                              -------     ------
NET INCOME..................................................  $   146     $   91
                                                              =======     ======
NET INCOME PER SHARE:
Net income..................................................  $   146     $   91
Less: preferred stock dividends.............................       --        (32)
                                                              -------     ------
Net income applicable to common stockholders................  $   146     $   59
                                                              =======     ======
Basic earnings per share....................................  $  0.45     $ 0.20
                                                              =======     ======
Diluted earnings per share..................................  $  0.43     $ 0.19
                                                              =======     ======
Basic shares outstanding....................................      326        299
                                                              =======     ======
Diluted shares outstanding..................................      339        313
                                                              =======     ======

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $24,980    $11,068
Cost of sales...............................................   24,066     10,378
                                                              -------    -------
  Operating margin..........................................      914        690
Depreciation and amortization...............................      220        198
General and administrative expenses.........................      241        165
                                                              -------    -------
  Operating income..........................................      453        327
Earnings from unconsolidated investments....................      110         70
Other income................................................       79         90
Interest expense............................................     (130)      (141)
Other expenses..............................................      (83)       (76)
Minority interest in income of subsidiaries.................      (12)       (17)
                                                              -------    -------
Income before income taxes..................................      417        253
Income tax provision........................................      134         93
                                                              -------    -------
Income from operations......................................      283        160
Cumulative effect of change in accounting principle.........        2         --
                                                              -------    -------
NET INCOME..................................................  $   285    $   160
                                                              =======    =======
NET INCOME PER SHARE:
Net income..................................................  $   285    $   160
Less: preferred stock dividends.............................       --        (35)
                                                              -------    -------
Net income applicable to common stockholders................  $   285    $   125
                                                              =======    =======
Basic earnings per share....................................  $  0.88    $  0.43
                                                              =======    =======
Diluted earnings per share..................................  $  0.84    $  0.41
                                                              =======    =======
Basic shares outstanding....................................      325        290
                                                              =======    =======
Diluted shares outstanding..................................      338        301
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN MILLIONS)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   285    $   160
Items not affecting cash flows from operating activities:
  Depreciation, amortization, impairment and abandonment....      216        185
  Earnings from unconsolidated investments, net of cash
    distributions...........................................      (88)       (50)
  Risk-management activities................................      244       (141)
  Deferred income taxes.....................................       73         85
  Other.....................................................       (5)       (18)
Change in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................      825       (465)
  Inventories...............................................       13        168
  Prepayments and other assets..............................     (148)       156
  Accounts payable..........................................     (965)       436
  Accrued liabilities.......................................       (8)      (132)
Other, net..................................................      (77)       (35)
                                                              -------    -------
Net cash provided by operating activities...................      365        349
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................   (1,322)      (378)
Unconsolidated investments..................................      (37)       (62)
Business acquisitions, net of cash acquired.................      (20)    (1,111)
Proceeds from asset sales...................................      996        737
Other investing, net........................................     (158)        --
                                                              -------    -------
Net cash used in investing activities.......................     (541)      (814)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings..........................      683      1,153
Repayments of long-term borrowings..........................     (230)      (260)
Net cash flow from commercial paper and money market lines
  of credit.................................................      (33)      (800)
Proceeds from sale of capital stock, options and warrants...       63        559
Purchase of treasury stock..................................      (13)        --
Redemption of Illinois Power Company Serial Preferred
  Stock.....................................................       --        (93)
Dividends and other distributions, net......................      (49)       (61)
Other financing, net........................................      186         --
                                                              -------    -------
Net cash provided by financing activities...................      607        498
                                                              -------    -------
Net increase in cash and cash equivalents...................      431         33
Cash and cash equivalents, beginning of period..............       86         45
                                                              -------    -------
Cash and cash equivalents, end of period....................  $   517    $    78
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

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

NOTE 2--CHANGES IN ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board ("FASB") issued, and subsequently amended, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows or net investments. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in equity until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately.

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

    The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):

                                                                       OTHER
                                                                   COMPREHENSIVE
                                                      NET INCOME      INCOME
                                                      ----------   -------------
Adjustment to fair value of derivatives.............      $3            $ 64
Income tax effects..................................      (1)            (23)
                                                          --            ----
Total...............................................      $2            $ 41
                                                          ==            ====

    Changes in stockholders' equity related to derivatives for the six-month period ended June 30, 2001 were as follows, net of taxes (in millions):

Transition adjustment as of January 1, 2001.................    $ 41
Current period declines in fair value, net..................      (9)
Reclassifications to earnings, net..........................       2
                                                                ----
Balance at June 30, 2001....................................    $ 34
                                                                ====

    Accumulated Other Comprehensive Income (Loss), Net of Tax is included in Stockholders' Equity on the Condensed Consolidated Balance Sheet as follows (in millions):

Statement No. 133, Net......................................    $ 34
Currency Translation Adjustment, Net........................     (17)
Unrealized Loss on Available-for-Sale Securities, Net.......      (5)
                                                                ----
Accumulated Other Comprehensive Income, Net of Tax, at
  June 30, 2001.............................................    $ 12
                                                                ====

    Additional disclosures required by Statement No. 133, as amended, are provided in the following paragraphs.

    The Company enters into various financial derivative instruments related to its energy convergence and midstream liquids businesses that qualify as cash flow hedges. Such instruments are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. During the quarter ended June 30, 2001, the Company also executed two interest-rate swaps that were designated as cash flow hedges of the benchmark interest rate component of certain operating lease rentals.

    During the three and six months ended June 30, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

    The accumulated balance in other comprehensive income at June 30, 2001 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of liquids and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $32 million, net of taxes, is estimated to be reclassified into earnings over the 12-month

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

period ending June 30, 2002. The actual amounts that will be reclassified to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

    The Company has also entered into foreign exchange forward contracts to hedge its net investment in certain wholly owned subsidiaries. A cumulative translation adjustment loss of approximately $1 million was recorded in the second quarter of 2001 related to these contracts.

    On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinues goodwill amortization over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. Similarly, goodwill associated with equity-method investments is no longer amortized. With regard to intangible assets, Statement No. 142 states that acquired intangible assets should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged without regard to the acquirer's intent. The Company is evaluating the future financial effects of adopting Statement No. 142 and expects to adopt the standard effective January 1, 2002. Goodwill amortization for the six months ended June 30, 2001 and 2000 was $24 million and $20 million, respectively.

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

    In May 2001, subsidiaries of Dynegy completed a sale-leaseback transaction to provide the term financing with respect to the Central Hudson facilities. Under the terms of the sale-leaseback transaction, subsidiaries of Dynegy sold certain plant and equipment and agreed to lease it back for terms expiring within 34 years, exclusive of renewal options.

    Also in the first quarter of 2001, Dynegy completed its acquisition of iaxis Limited, a London-based communications company.

NOTE 4--EARNINGS PER SHARE

    Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to options outstanding. Common shares outstanding and the resulting computation of basic and diluted earnings per share for the three and six months ended
June 30, 2000 have been restated for the two-for-one stock split effected by means of a stock dividend distributed on August 22, 2000.

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 5--CAPITAL STOCK

    In the first quarter of 2001, Dynegy's shareholders approved an amendment to its Articles of Incorporation, which increased the number of authorized shares to 900 million for Class A and 360 million for Class B.

    Additionally, Chevron purchased an additional 1.2 million shares of Class B Common Stock in the six-month period ended June 30, 2001 pursuant to its shareholder agreement with Dynegy.

NOTE 6--UNCONSOLIDATED INVESTMENTS

    At June 30, 2001, Dynegy's unconsolidated investments accounted for by the equity method included: an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from 17.55 to 50 percent in various entities, each formed to build (or buy), own and operate power generation facilities located in the United States, Asia and South America; a
33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast. The Company sold its investment in Canadian Midstream Services, Ltd. during the second quarter of 2001.

    Summarized unaudited combined income statement information for the unconsolidated investments accounted for by the equity method is presented in the following table (in millions):

                                                        SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------
                                                       2001                  2000
                                                -------------------   -------------------
                                                            EQUITY                EQUITY
                                                 TOTAL      SHARE      TOTAL      SHARE
                                                --------   --------   --------   --------
Revenues(1)...................................   $1,527      $472      $1,527      $578
                                                 ------      ----      ------      ----
Operating margin(1)...........................   $  221      $ 69      $  187      $ 56
                                                 ------      ----      ------      ----
Net income(1).................................   $  250      $ 94      $  183      $ 64
                                                 ------      ----      ------      ----

------------------------

(1) The interim financial data for June 30, 2000 is exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as such information was unavailable. The Company sold its investment in Accord in the third quarter of 2000.

    Also included in unconsolidated investments at June 30, 2001 are Dynegy's various cost basis investments and certain warrants to acquire common stock of other entities.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit occurred on March 15, 2001. Outside counsel estimates that it could take as long as six months from such date for the Ninth Circuit to deliver its decision on the case. Although PG&E filed a Chapter 11 bankruptcy proceeding on April 6, 2001, the automatic stay applicable in the proceeding will be lifted to permit the Ninth Circuit to decide the pending appeal.

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

    On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("IP") and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation Inc. ("DMG")) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration ("PSD") and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated May 15, 2001, a trial date of June 2002 has been set. The initial trial is limited to liability.

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

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

    The parties are engaged in discovery and numerous discovery-related disputes have arisen. The United States Magistrate heard arguments on a number of the discovery disputes in December 2000 and issued orders favorable to the Defendants on most of the disputed issues. Notwithstanding the favorable order, discovery disputes continue to arise.

    The National Energy Policy Report issued in May 2001 by the National Energy Policy Development Group recommended that the EPA Administrator examine the new source review regulations, including the PSD regulations, and report to the President within 90 days on the impact of the new source review on investment in new utility and refinery generation capacity, energy efficiency and environmental protection. The report also recommended that the Attorney General review existing enforcement actions regarding new source review to ensure that the enforcement actions are consistent with the Clean Air Act and its regulations. These reviews have been undertaken by the respective agencies and are ongoing.

    Two utilities, Virginia Power and Cinergy, reached tentative settlements with the United States on several issues in 2000. The tentative settlements would require the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulfur oxides, particulate matter and mercury emissions through the installation of pollution control devices over a period extending from 2012 through 2013; and forfeit certain emission credits. These settlements are not expected to be finalized until after the EPA review of the new source review regulations is completed.

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

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

    The five lawsuits are at preliminary stages. Defendants in the five lawsuits have yet to file answers. The plaintiffs filed motions to remand the cases to state court. The California federal judges originally assigned to the lawsuits recused themselves on the basis that they and their families have an economic stake in the litigation. The defendants in the five lawsuits invoked federal multi-district litigation procedures and the multi-district panel, comprised of federal judges, assigned the cases to Judge Robert Whaley, a visiting Judge from the State of Washington sitting in the Southern District of California. By order issued on July 31, 2001, Judge Whaley remanded the five cases back to state court.

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

    A sixth lawsuit has been filed against various Dynegy entities, including Dynegy Inc. and Dynegy Marketing and Trade, as well as against three corporate officers individually. Bustamante v. Dynegy Inc., et al. was filed on May 2, 2001 in Los Angeles Superior Court. The suit was filed on behalf of California taxpayers by Lieutenant Governor Cruz Bustamante and Assembly Woman Barbara Matthews, both acting in their capacity as taxpayers and not in their capacity as elected officials. The

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

allegations in this suit are similar to those in the other five suits, with the exception that the Bustamante suit includes a claim of unfair business practices based on "price gouging" during an emergency declared by Governor Gray Davis. The defendants removed the case to the United States District Court for the Central District of California, the plaintiffs filed a motion to remand the case to state court and the multi-district panel assigned the case to Judge Whaley. The defendants anticipate that Judge Whaley will remand the case back to state court.

    In addition, in response to the filing of a number of complaints challenging the level of wholesale prices in California, the Federal Energy Regulatory Commission ("FERC") initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MW hour "breakpoint" on sales to the California Independent System Operator (the "ISO") and through the California Power Exchange (the "PX"). The order does not prohibit sales above the "breakpoint," but the seller is subject to weekly reporting and monitoring requirements. On March 9, 2001, the FERC issued a further order establishing a proxy market clearing price of $273/MW hour for January 2001, and on March 16, 2001 the FERC issued a further order adjusting the proxy market clearing price to $430/MW hour for February 2001. On April 16, 2001, the FERC issued a further order adjusting the proxy market clearing price to $300/MW hour for March 2001.

    In the FERC's March 9, March 16 and April 16 orders, the FERC indicated that approximately $46 million charged by Dynegy Power Marketing Inc. (as scheduling coordinator for West Coast Power LLC ("West Coast Power"), a 50 percent equity investee of Dynegy's) from January 2001 through March 2001 in California to the ISO and PX was subject to possible refunds. Because the Company believes that there is cost or other justification for prices charged above the proxy market clearing prices established in the orders, it has notified the FERC of its desire to challenge the refund amounts identified in such orders. Any refunds the Company may ultimately be obligated to pay are to be credited against unpaid amounts owed for sales in the PX or to the ISO. Sales between October 2, 2000 and December 31, 2000 remain subject to refund under the FERC's December 15 order. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC. Should the FERC grant these motions, the refund amounts identified above could change.

    On April 26, 2001, the FERC revised its market mitigation plan, effective June 1, 2001, to cover all emergency hours. The mitigated price was to be in effect only during reserve deficiency hours. Suppliers charging prices above the mitigated price during those hours could file to justify those prices.

    On June 19, 2001, the FERC again revised its market mitigation plan, effective June 20, 2001. Pursuant to this plan, the FERC is mitigating prices charged in all hours throughout the Western Systems Coordinating Counsel based on the mitigated price in the ISO markets. During reserve deficiency hours, the mitigated price is set pursuant to an average index for gas times the heat rate of the last unit dispatched by the ISO during a "Stage 1" emergency, plus a 10 percent adder for credit risk. Nitrogen oxide charges, start-up costs and additional fuel costs will be collected through an ISO uplift charge. During non-reserve deficiency hours, the market clearing price is capped at 85 percent of the mitigated price. The Company has filed for rehearing and clarification of the order. The FERC also ordered all parties to participate in a 15-day settlement conference to determine refunds, which proved unsuccessful. Pursuant to that order, the settlement judge has issued a refund recommendation to the FERC, stating that refunds from all market participants since October 2000 probably total between several hundred million dollars and a billion dollars. It should be noted that the April 26 and June 19,

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

2001 orders apply only to sales made on a daily basis, that is, within 24 hours of delivery. The vast majority of power sold by West Coast Power is committed to long-term contracts exempt from these orders.

    On July 25, 2001, the FERC ordered a hearing to calculate the refunds that power generators allegedly owe California for overcharges in spot electricity markets. The FERC endorsed the settlement judge's recommendation to calculate the refunds based on a formula used in the FERC's June 19, 2001 order. The formula is expected to be used to determine overcharges that occurred between October 2, 2000 and June 20, 2001.

    In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California Public Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits, the California Office of the Attorney General and several California state legislative committees all have separate ongoing investigations into the high prices and their causes. With the exception of a report by the California Bureau of State Audits, none of these investigations has been completed and no findings have been made in connection with any of them. The recently released California state audit report concluded that the primary causes of the market disruptions in California were fundamental flaws in the structure of the power market.

    Management has closely monitored developments in California in an effort to manage Dynegy's credit risk. The Company has recorded reserves for probable losses incurred based on market conditions. Although such reserves may change over time as the market uncertainties are resolved, management believes such changes will not ultimately be material to the Company's consolidated financial position or results of operations.

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

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

    Among other things, P.A. 90-561 also required IP to participate in an independent system operator. To that end, in January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance Regional Transmission Organization ("Alliance RTO"), pending necessary regulatory approval. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with FERC. On February 23, 2001, IP reached a settlement in principle with all parties that allows it to withdraw from the MISO and join the Alliance RTO, effective upon the FERC's approval of the settlement, which occurred May 8, 2001. IP has fulfilled its obligations under the MISO settlement.

NOTE 9--SEGMENT INFORMATION

    Dynegy's operations are divided into four reportable segments: Dynegy Marketing and Trade ("DMT"), Dynegy Midstream Services ("DMS"), Transmission and Distribution and Dynegy Global Communications ("DGC"). DMT is engaged in a broad array of businesses, including the physical supply of and risk-management activities around wholesale natural gas, power, coal, emission allowances and weather derivatives. This segment is focused on optimizing the Company's and its customers' global portfolio of assets and capacity contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing business and worldwide natural gas liquids marketing and transportation operations. Dynegy's regulated Transmission and Distribution segment consists of the operations of IP, an energy delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. DGC is engaged in pursuing and capturing opportunities in the converging energy and communications marketplace through least-cost asset acquisitions and strategic partnerships. DGC is focused on becoming a leader in the broadband marketing and trading arena by leveraging a low-cost, global physical presence with the marketing, trading and logistics optimization skill set honed in energy. Dynegy Energy Services, previously reported as a separate segment in the three- and six-month periods ended
June 30, 2000, is now included with DMT. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three- and six-month periods ended June 30, 2001 and 2000 is presented below.

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

           DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED JUNE 30, 2001
                                ($ IN MILLIONS)

                                                             TRANSMISSION
                                                                 AND
                                         DMT        DMS      DISTRIBUTION     DGC      ELIMINATIONS    TOTAL
                                       --------   --------   ------------   --------   ------------   --------
Unaffiliated revenues:
  Domestic...........................  $ 7,666     $  580       $  328        $  2        $  --       $ 8,576
  Canadian...........................    1,188        327           --          --           --         1,515
  European and other.................      719         --           --           2           --           721
                                       -------     ------       ------        ----        -----       -------
                                         9,573        907          328           4           --        10,812
Intersegment revenues:
  Domestic...........................      264         68            8          --         (340)           --
                                       -------     ------       ------        ----        -----       -------
    Total revenues...................    9,837        975          336           4         (340)       10,812
                                       -------     ------       ------        ----        -----       -------
Operating margin.....................      285         67           98         (13)          --           437
Depreciation and amortization........      (44)       (20)         (43)         (6)          --          (113)
Interest expense.....................      (22)       (14)         (31)         (1)          --           (68)
Other income (expense)...............       15         (4)           1          (6)          --             6
Earnings from unconsolidated
  investments........................       59          5           --          14           --            78
Income tax provision (benefit).......       64          7            3         (12)          --            62
Net income (loss)....................  $   150     $   10       $    6        $(20)       $  --       $   146
Identifiable assets:
  Domestic...........................  $15,056     $1,898       $3,679        $334        $  --       $20,967
  Canadian...........................      714        227           --          --           --           941
  European and other.................      715         --           --         201           --           916
Unconsolidated investments...........      728        161           --          25           --           914
Capital expenditures and
  unconsolidated investments.........     (123)       (25)         (38)        (27)          --          (213)

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

           DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED JUNE 30, 2000
                                ($ IN MILLIONS)

                                                           TRANSMISSION
                                                               AND
                                       DMT        DMS      DISTRIBUTION     DGC      ELIMINATIONS    TOTAL
                                     --------   --------   ------------   --------   ------------   --------
Unaffiliated revenues:
  Domestic.........................  $ 3,166     $1,139       $  332       $   --        $ --       $ 4,637
  Canadian.........................      456        259           --           --          --           715
  European and other...............      367         --           --           --          --           367
                                     -------     ------       ------       ------        ----       -------
                                       3,989      1,398          332           --          --         5,719
                                     -------     ------       ------       ------        ----       -------
Intersegment revenues:
  Domestic.........................       45         44            8           --         (97)           --
                                     -------     ------       ------       ------        ----       -------
    Total revenues.................    4,034      1,442          340           --         (97)        5,719
                                     -------     ------       ------       ------        ----       -------
Operating margin...................      165         54           88           --          --           307
Depreciation and amortization......      (29)       (19)         (39)          --          --           (87)
Interest (expense) income..........      (36)         3          (34)          --          --           (67)
Other income (expense).............        6         (1)           7           --          --            12
Earnings from unconsolidated
  investments......................       52          5           --           --          --            57
Income tax provision (benefit).....       39         12           (3)          --          --            48
Net income.........................  $    71     $   16       $    4       $   --        $ --       $    91
Identifiable assets:
  Domestic.........................  $ 9,285     $1,887       $3,389       $   --        $ --       $14,561
  Canadian.........................      440        163           --           --          --           603
  European and other...............      560         --           --           --          --           560
Unconsolidated investments.........      606        150           --           --          --           756
Capital expenditures and
  unconsolidated investments.......     (139)       (42)         (24)          --          --          (205)

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

          DYNEGY'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                ($ IN MILLIONS)

                                                                    TRANSMISSION
                                                                        AND
                                                DMT        DMS      DISTRIBUTION     DGC      ELIMINATIONS    TOTAL
                                              --------   --------   ------------   --------   ------------   --------
Unaffiliated revenues:
  Domestic..................................  $15,710     $2,720       $  860        $  4        $  --       $19,294
  Canadian..................................    3,275        681           --          --           --         3,956
  European and other........................    1,726         --           --           4           --         1,730
                                              -------     ------       ------        ----        -----       -------
                                               20,711      3,401          860           8           --        24,980

Intersegment revenues:
  Domestic..................................      300        159           14          --         (473)           --
                                              -------     ------       ------        ----        -----       -------
    Total revenues..........................   21,011      3,560          874           8         (473)       24,980
                                              -------     ------       ------        ----        -----       -------
Operating margin............................      566        154          206         (12)          --           914
Depreciation and amortization...............      (87)       (40)         (83)        (10)          --          (220)
Interest expense............................      (40)       (27)         (60)         (3)          --          (130)
Other income (expense)......................      (19)        (8)          23          --           --            (4)
Earnings from unconsolidated
  investments...............................       90          6           --          14           --           110
Income tax provision (benefit)..............      115         19           20         (20)          --           134
Income (loss) from operations...............      250         33           31         (31)          --           283
Cumulative effect of change in accounting
  principle.................................        2         --           --          --           --             2
Net income (loss)...........................  $   252     $   33       $   31        $(31)       $  --       $   285
Identifiable assets:
  Domestic..................................  $15,056     $1,898       $3,679        $334        $  --       $20,967
  Canadian..................................      714        227           --          --           --           941
  European and other........................      715         --           --         201           --           916
Unconsolidated investments..................      728        161           --          25           --           914
Capital expenditures and
  unconsolidated investments................   (1,207)       (58)         (65)        (29)          --        (1,359)

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

          DYNEGY'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                ($ IN MILLIONS)

                                                                     TRANSMISSION
                                                                         AND
                                                 DMT        DMS      DISTRIBUTION       DGC       ELIMINATIONS    TOTAL
                                               --------   --------   ------------   -----------   ------------   --------
Unaffiliated revenues:
  Domestic...................................   $5,881     $2,403       $  714      $        --      $  --       $ 8,998
  Canadian...................................      829        443           --               --         --         1,272
  European and other.........................      798         --           --               --         --           798
                                                ------     ------       ------      -----------      -----       -------
                                                 7,508      2,846          714               --         --        11,068
                                                ------     ------       ------      -----------      -----       -------

Intersegment revenues:
  Domestic...................................       78         96           12               --       (186)           --
                                                ------     ------       ------      -----------      -----       -------
    Total revenues...........................    7,586      2,942          726               --       (186)       11,068
                                                ------     ------       ------      -----------      -----       -------
Operating margin.............................      362        128          200               --         --           690
Depreciation and amortization................      (58)       (64)         (76)              --         --          (198)
Interest expense.............................      (71)        (3)         (67)              --         --          (141)
Other income (expense).......................       49        (35)          --               --         --            14
Earnings from unconsolidated
  investments................................       59         11           --               --         --            70
Income tax provision.........................       91         --            2               --         --            93
Net income...................................   $  148     $    5       $    7      $        --      $  --       $   160
Identifiable assets:
  Domestic...................................   $9,285     $1,887       $3,389      $        --      $  --       $14,561
  Canadian...................................      440        163           --               --         --           603
  European and other.........................      560         --           --               --         --           560
Unconsolidated investments...................      606        150           --               --         --           756
Capital expenditures and
  unconsolidated investments.................     (313)       (59)         (68)              --         --          (440)

NOTE 10--SUBSEQUENT EVENTS

    On July 16, 2001, Dynegy announced its agreement to purchase BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy agreed to pay approximately 420 million United Kingdom Pound Sterling (approximately $590 million) for BGSL and its existing assets. The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The transaction is subject to approvals from The Gas and Electricity Markets Authority and The Department of Trade and Industry and clearance from the Office of Fair Trading in the United Kingdom. It is expected to close during the third quarter of 2001.

    During July 2001, the Company repurchased 640,000 shares of Class A Common Stock for a total price of approximately $29 million pursuant to its previously announced stock repurchase program.

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. ("Dynegy" or the "Company") included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                    GENERAL

    COMPANY PROFILE. Dynegy is a leading provider of energy and communications solutions to customers in North America, the United Kingdom and Continental Europe. The Company's expertise extends across the entire convergence value chain, from broadband, power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances, and weather derivatives to transportation, gathering and processing of natural gas liquids ("NGLs"). The Company is also engaged in the transmission and distribution of electricity and natural gas and provides retail service to electric and natural gas consumers.

    BUSINESS SEGMENTS. Dynegy's operations are divided into four reportable segments: Dynegy Marketing and Trade ("DMT"), Dynegy Midstream Services ("DMS"), Transmission and Distribution and Dynegy Global Communications ("DGC"). DMT is engaged in a broad array of businesses, including the physical supply of and risk-management activities around wholesale natural gas, power, coal, emission allowances and weather derivatives. This segment is focused on optimizing the Company's and its customers' global portfolio of assets and capacity contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing business and worldwide NGL marketing and transportation operations. Dynegy's regulated Transmission and Distribution segment consists of the operations of IP, an energy delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. DGC is engaged in pursuing and capturing opportunities in the converging energy and communications marketplace through least-cost asset acquisitions and strategic partnerships. DGC is focused on becoming a leader in the broadband marketing and trading arena by leveraging a low-cost, global physical presence with the marketing, trading and logistics optimization skill set honed in energy. Dynegy Energy Services, previously reported as a separate segment in the three- and six-month periods ended
June 30, 2000, is now included with DMT.

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

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

    Dynegy relies upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt and equity issuances for its liquidity and capital resource requirements. At June 30, 2001, the Company's various credit agreements totaled $2.26 billion. Of this credit capacity, $300 million, $1.66 billion and $300 million was authorized for use by Dynegy, Dynegy Holdings Inc. ("Holdings") and IP, respectively. After consideration of outstanding commercial paper and letters of credit, the unused borrowing capacity under these agreements at June 30, 2001 approximated $300 million, $1.5 billion and $103 million for Dynegy, Holdings and IP, respectively. Management believes additional financing arrangements can be obtained at reasonable terms, if necessary.

    Holdings completed a $920 million leveraged lease transaction in May of 2001. The leveraged lease transaction relates to the acquisition of 1,700 megawatts ("MW") of Central Hudson power generation facilities in the Northeast. The transaction included a private offering of approximately $800 million aggregate principal amount of nine- and 15-year debt securities and an equity investment by a third party in the amount of approximately $120 million. The debt securities are pass-through trust certificates issued by two pass-through trusts. Rent payable by two Holdings subsidiaries in the leveraged lease transaction will be the source of payment on these certificates. Holdings, which agreed to guarantee the subsidiaries' obligations under the leveraged lease transaction, used approximately $50 million of the proceeds to repay commercial paper and will use the remainder of the proceeds for general corporate purposes.

                                 OTHER MATTERS

    PENDING ACQUISITION. On July 16, 2001, Dynegy announced its agreement to purchase BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy agreed to pay approximately 420 million United Kingdom Pound Sterling (approximately $590 million) for BGSL and its existing assets. The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The transaction is subject to approvals from The Gas and Electricity Markets Authority and The Department of Trade and Industry and clearance from the Office of Fair Trading in the United Kingdom. It is expected to close during the third quarter of 2001.

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

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

    Many events related to the California situation have occurred in recent months. The most significant of these events include: (a) a Chapter 11 bankruptcy filing by PG&E; (b) Dynegy's inclusion on PG&E's creditor committee;
(c) separate rulings by the Ninth Circuit Court of Appeals and the FERC acknowledging that generators in California are not required to sell to noncreditworthy counterparties; (d) the FERC's decision to investigate gas pipeline marketing affiliate abuse in the region; (e) the FERC's imposition of a market mitigation plan for the Western States Coordinating Council; (f) FERC orders directing electricity suppliers to either refund a portion of certain sales revenue or justify their prices above approved pricing amounts; (g) a failed settlement conference to determine refunds; and (h) the scheduling of a FERC hearing to calculate such refunds. In addition, Dynegy and/or certain of its officers have been named in various lawsuits associated with the California situation, which are more fully discussed in Note 7 to the Condensed Consolidated Financial Statements.

    Dynegy and NRG Energy each own 50 percent of West Coast Power LLC ("West Coast Power"), a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets as a wholesale marketer and trader of gas and power. Through Dynegy's interest in West Coast Power, Dynegy has exposure to the ISO and PX, which primarily rely on receipts from California utilities to pay their bills. West Coast Power also sells directly to the California Department of Water Resources ("DWR") and pursuant to other bilateral agreements. The delay in payments to West Coast Power has resulted in a covenant default under West Coast Power's bank credit facility. The West Coast Power bank facility is nonrecourse to Dynegy. West Coast Power has entered into a forbearance agreement with its lenders in connection with the covenant default. The covenant default by West Coast Power does not adversely impact any other credit facilities or borrowing obligations of Dynegy or its subsidiaries.

    West Coast Power's generation facilities primarily are intended to operate as peaking units. Because of the power shortage in California, these units have been running with much greater frequency and for longer durations than is typically the case. Management continues to monitor the maintenance needs of the West Coast Power facilities, as well as the availability of emission credits which are required to operate the facilities.

    In addition to indirect sales to California transacted through West Coast Power, Dynegy makes direct sales to customers in California. Substantially all of Dynegy's direct sales made in California represent either gas sales made under securitized arrangements or bilateral sales made to creditworthy counterparties.

    As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and the recent Ninth Circuit Court of Appeals and FERC decisions regarding counterparty choice for generators as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and that the prospect of increased exposure of West Coast Power to the ISO or PX or for refunds has been largely mitigated. At June 30, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $318 million. Management is continually assessing Dynegy's exposure relative to its California receivables and has established reserves to reflect market uncertainties. The Company closely monitors developments in California in an effort to manage its credit risk.

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

    NEW YORK ELECTRIC GENERATION MARKET. Due to concern over potential short supply and high prices this summer, the New York Independent System Operator, Inc. ("NYISO"), the FERC-approved operator of electric transmission facilities and centralized electric markets in New York, filed an "Automated Mitigation Procedure" ("AMP") proposal with the FERC. The AMP caps bid prices based on the cost characteristics of generating facilities in New York, such as those owned or operated by the Company. In an order issued on June 28, 2001, the FERC accepted the AMP proposal for this summer; the duration of the AMP may be extended in the future.

    DIVIDEND POLICY. In 2001, Dynegy intends to pay an annual dividend of $0.30 per share of common stock, subject to declaration by the Board of Directors of the Company and the availability of funds legally available therefor. During the six-month periods ended June 30, 2001 and 2000, the Company paid approximately $49 million and $64 million in cash dividends and distributions, respectively, on common and preferred stock.

    Dynegy had no preferred stock outstanding during the six months ended June 30, 2001 on which it had to pay dividends.

    STOCK BUYBACK. On June 21, 2001, Dynegy announced a stock repurchase program of up to 6 million shares or $250 million of its outstanding Class A Common Stock. The program permits the Company to repurchase the shares in the open market and through private transactions. Repurchased shares are held as treasury stock and are available for general corporate purposes. During the quarter ended June 30, 2001, Dynegy repurchased 305,000 shares. During
July 2001, Dynegy repurchased an additional 640,000 shares.

    CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity or debt sales, if required.

                             RESULTS OF OPERATIONS

    Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and six-month periods ended June 30, 2001 and 2000, respectively.

THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    For the quarter ended June 30, 2001, Dynegy's net income was $146 million, or $0.43 per diluted share, compared with second quarter 2000 net income of $91 million and recurring diluted earnings per share of $0.29. Diluted earnings per share of $0.19 reported in the second quarter 2000 included a nonrecurring special dividend payment associated with the Company's stock offering completed in April 2000. Second quarter 2001 results were led by a strong performance in energy convergence operations, particularly in natural gas and power marketing operations resulting from increased domestic, Canadian and European customer origination and risk-management activities, greater utilization of existing facilities and additional generation, including 1,700 MW of power plants in the Northeast.

    Consolidated operating margin for the second quarter of 2001 totaled $437 million compared to $307 million for the same 2000 period primarily reflecting improved margins in DMT. DMT

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

contributed $285 million to second quarter 2001 consolidated operating margin compared to $165 million reported in the second quarter of 2000, an increase of 73 percent. DMS contributed $67 million to second quarter 2001 consolidated operating margin compared to $54 million reported in the second quarter of 2000. Transmission and Distribution contributed $98 million to second quarter 2001 consolidated operating margin compared to $88 million reported in the second quarter of 2000. DGC had negative margin of $13 million in the 2001 quarter.

    Operating income increased $53 million quarter-to-quarter, reflecting the significantly higher operating results from the energy convergence business. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the 2001 period reflect the impact of the continued expansion of the Company's depreciable asset base, principally in DMT's segment, and capitalized costs associated with enhanced information technology infrastructure. The increased level of general and administrative expenses reflect the impact of continued expansion of the Company's operations, primarily in Europe, and in communications, and higher company-wide variable compensation accruals.

    Incremental to Dynegy's consolidated results was the Company's earnings from unconsolidated investments, which contributed approximately $78 million and $57 million to pre-tax quarterly earnings in the 2001 and 2000 periods, respectively. Variances period-to-period in these results reflect the impact of weather-driven demand and changes in commodity prices, particularly as these changes impacted DMT investments.

    Other income and expenses, net totaled $6 million in income in the quarter ended June 30, 2001 compared with $12 million in income in the 2000 period. The amounts consisted of interest income, minority interest in consolidated subsidiaries and other income and expense items.

    The Company reported an income tax provision of $62 million for the quarter ended June 30, 2001, compared to an income tax provision of $48 million for the 2000 period. The effective rates approximated 30 and 35 percent in 2001 and 2000, respectively. In general, the difference from the aforementioned 2001 effective rate and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    For the six-month period ended June 30, 2001, Dynegy's net income was $285 million, or $0.84 per diluted share, compared with net income of $160 million, or $0.41 per diluted share, for the same 2000 period. Recurring net income was $283 million, or $0.84 per diluted share in 2001, compared to $170 million, or $0.55 per diluted share in 2000. The recurring net income for the six-month period ended June 30, 2001 excludes the $2 million cumulative effect of change in accounting principle recorded in connection with the Company's adoption of Statement No. 133. Recurring net income for the six-month period ended June 30, 2000 excludes a nonrecurring after-tax gain on the sale of certain qualifying generation facilities of $34 million and after-tax charges aggregating $44 million related to the sale and impairment of certain assets and certain merger-related charges. The recurring earnings per diluted share for the six-month period ended June 30, 2000 excludes a nonrecurring special dividend payment of $31.8 million associated with the Company's stock offering completed in April 2000. Results for the six-month period ended June 20, 2001 were led by a strong performance in energy convergence operations, particularly in natural gas and power marketing operations, and

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

additional generation, including 1,700 MW of power plants in the Northeast which were acquired in the first quarter of 2001.

    Consolidated operating margin for the six-month period ended June 30, 2001 totaled $914 million compared to $690 million for the same 2000 period, primarily reflecting improved margins in DMT. DMT contributed $566 million to the six-month period ended June 30, 2001 consolidated operating margin compared to $362 million reported in the same 2000 period, an increase of 56 percent. DMS contributed $154 million to the six-month period ended June 30, 2001 consolidated operating margin compared to $128 million reported in the same 2000 period. Transmission and Distribution contributed $206 million to the six-month period ended June 30, 2001 consolidated operating margin compared to $200 million reported in the same 2000 period. DGC reported negative margin of $12 million in the six-month period ended June 30, 2001.

    Operating income increased $126 million period-to-period, reflecting the significantly higher operating results from the energy convergence business. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the 2001 period reflect the impact of the continued expansion of the Company's depreciable asset base, principally in DMT's segment, and capitalized costs associated with enhanced information technology infrastructure. Additionally, increased general and administrative expenses reflect the impact of incremental costs associated with a larger, more diverse base of operations and higher variable compensation costs.

    Incremental to Dynegy's consolidated results was the Company's earnings from unconsolidated investments, which contributed approximately $110 million and $70 million to pre-tax earnings in the six months ended June 30, 2001 and 2000, respectively. Variances period-to-period in these results reflect the impact of weather-driven demand and changes in commodity prices, particularly as these changes impacted DMT investments.

    Interest expense totaled $130 million for the six-month period ended
June 30, 2001, compared to $141 million for the equivalent 2000 period. The variance is attributable to lower interest rates on variable-rate borrowings, lower average principal balances and increased capitalization of interest to construction projects in the 2001 period compared to the 2000 period.

    Other income and expenses, net totaled $4 million in expense in the six-month period ended June 30, 2001 compared with income of $14 million in the 2000 period. The 2000 amount includes some of the nonrecurring charges described above. The remaining balances consisted of interest income, minority interest in consolidated subsidiaries and other income and expense items.

    The Company reported an income tax provision of $134 million for the six-month period ended June 30, 2001, compared to an income tax provision of $93 million for the 2000 period. The effective rates approximated 32 and 37 percent in 2001 and 2000, respectively. In general, the difference from the aforementioned effective rates and the statutory rate of 35 percent results principally permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

SEGMENT DISCLOSURES (UNAUDITED)

                           DYNEGY MARKETING AND TRADE

                                                          THREE MONTHS                   SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                     -----------------------       -----------------------
                                                       2001           2000           2001           2000
                                                     --------       --------       --------       --------
                                                     ($ IN MILLIONS, EXCEPT AVERAGE ON-PEAK POWER PRICES)
Operating Margin..............................       $   285        $   165        $   566        $   362
Earnings from Unconsolidated Investments......            59             52             90             59
                                                     -------        -------        -------        -------
  SUBTOTAL--FINANCIAL CONTRIBUTION............           344            217            656            421
Depreciation and Amortization(1)..............           (44)           (29)           (87)           (58)
General and Administrative Expenses...........           (77)           (42)          (140)           (95)
Other Items(1)................................            15              6            (19)            49
                                                     -------        -------        -------        -------
  EARNINGS BEFORE INTEREST AND TAXES..........           238            152            410            317
Interest Expense(2)...........................           (24)           (42)           (45)           (78)
                                                     -------        -------        -------        -------
  PRE-TAX EARNINGS............................           214            110            365            239
Income Tax Provision..........................            64             39            115             91
                                                     -------        -------        -------        -------
  INCOME FROM OPERATIONS......................           150             71            250            148
Cumulative Effect of Change in Accounting
  Principle...................................            --             --              2             --
                                                     -------        -------        -------        -------
  NET INCOME..................................       $   150        $    71        $   252        $   148
                                                     =======        =======        =======        =======
  RECURRING NET INCOME(3).....................       $   150        $    71        $   250        $   121
                                                     =======        =======        =======        =======
OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d):
    Domestic Sales Volumes....................           8.2            7.1            8.3            7.2
    Canadian Sales Volumes....................           2.7            2.2            2.5            2.3
    European Sales Volumes....................           0.7            0.9            0.7            1.5
                                                     -------        -------        -------        -------
                                                        11.6           10.2           11.5           11.0
                                                     =======        =======        =======        =======
Power Produced and Sold:
  Million MW Hours Generated--Gross...........           9.9            9.3           20.2           16.8
                                                     =======        =======        =======        =======
  Million MW Hours Generated--Net.............           7.9            7.1           16.9           13.9
                                                     =======        =======        =======        =======
  Total Physical Million Megawatt Hours
    Sold......................................          70.1           26.2          122.1           48.1
                                                     =======        =======        =======        =======
Coal Marketing Volumes (Millions of Tons).....           9.3            2.5           18.5            4.5
                                                     =======        =======        =======        =======
Average On-Peak Market Power Prices:
  Cinergy.....................................       $ 39.71        $ 36.52        $ 41.01        $ 30.54
  TVA.........................................         51.71          49.20          47.25          36.99
  PJM.........................................         44.09          42.13          44.19          35.27
  CALPX SP 15.................................        188.92          88.41         206.58          60.60

------------------------

(1) Six-month period ended June 30, 2000 results include a pre-tax nonrecurring gain on the sale of certain qualifying generation facilities of $52 million ($34 million after-tax), and a reasonable allocation of pre-tax nonrecurring charges aggregating $68 million ($44 million after-tax).

(2) Interest expense for all interim periods presented includes minority interest in income of subsidiaries.

(3) Recurring net income consists of segment reported net income adjusted for the cumulative effect of change in accounting principle and the identified nonrecurring items described in (1) above for six-month periods ended June 30, 2001 and 2000, respectively.

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    DMT reported recurring segment net income of $150 million for the three-month period ended June 30, 2001, compared with recurring net income of $71 million in the 2000 quarter. Recurring results of operations period-to-period were influenced by the following:

    - New generation and greater utilization of existing facilities;

    - Increased domestic, Canadian and European customer origination and risk-management activities;

    - Expansion of DynegyDIRECT, the Company's electronic commerce portal launched in late 2000, which reduces the cost of serving customers while increasing Dynegy's competitive reach and market share; and

    - Lower interest expense due to timing of interest expense allocation; offset by

    - Increased depreciation and amortization expenses reflecting continued expansion of the Company's asset base; and

    - Increased general and administrative expenses reflecting the impact of higher variable compensation costs and increased capital and overhead costs required to support a larger, more diverse base of operations.

    Total physical MW hours sold in the second quarter of 2001 increased to 70.1 million MW hours compared to 26.2 million MW hours in the second quarter of 2000. Total natural gas volumes sold in North America in the second quarter of 2001 totaled 10.9 billion cubic feet per day compared to 9.3 billion cubic feet per day during last year's second quarter. The increased volumes in both power and gas were a result of improved market liquidity, greater sales volumes on DynegyDIRECT and increased market origination.

SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    DMT reported recurring segment net income of $250 million for the six-month period ended June 30, 2001, compared with recurring net income of $121 million in the same 2000 period. The 2001 period recurring net income excludes the cumulative effect of a change in accounting principle, while the 2000 period recurring net income excludes a nonrecurring after-tax gain of $34 million relating to the sale of certain qualifying facilities and an after-tax charge of $7 million related to merger costs. Recurring results of operations period-to-period were influenced by the same factors impacting quarterly results.

    Total physical MW hours sold during the six-month period ended June 30, 2001 aggregated 122.1 million MW hours compared to 48.1 million MW hours during the 2000 period. Total North American natural gas volumes sold increased to
10.8 billion cubic feet per day from 9.5 billion cubic feet per day during the six-month period ended June 30, 2000.

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

                           DYNEGY MIDSTREAM SERVICES

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                   ($ IN MILLIONS, EXCEPT AVERAGE
                                                                          COMMODITY PRICES)
Operating Margin............................................   $   67     $   54     $  154     $  128
Earnings from Unconsolidated Investments....................        5          5          6         11
                                                               ------     ------     ------     ------
  SUBTOTAL--FINANCIAL CONTRIBUTION..........................       72         59        160        139
Depreciation and Amortization(1)............................      (20)       (19)       (40)       (64)
General and Administrative Expenses.........................      (15)       (15)       (30)       (31)
Other Items(1)..............................................       (4)        (1)        (8)       (35)
                                                               ------     ------     ------     ------
  EARNINGS BEFORE INTEREST AND TAXES........................       33         24         82          9
Interest (Expense) Income(2)................................      (16)         4        (30)        (4)
                                                               ------     ------     ------     ------
  PRE-TAX EARNINGS..........................................       17         28         52          5
Income Tax Provision........................................        7         12         19         --
                                                               ------     ------     ------     ------
  NET INCOME................................................   $   10     $   16     $   33     $    5
                                                               ======     ======     ======     ======
  RECURRING NET INCOME(3)...................................   $   10     $   16     $   33     $   40
                                                               ======     ======     ======     ======
OPERATING STATISTICS:
  Natural Gas Liquids Processed (MBbls/d-Gross):
    Field Plants............................................     56.0       56.7       55.8       66.0
    Straddle Plants.........................................     27.9       37.0       25.2       39.1
                                                               ------     ------     ------     ------
                                                                 83.9       93.7       81.0      105.1
                                                               ======     ======     ======     ======
Fractionation Volumes (MBbls/d).............................    250.6      248.5      224.9      233.9
Natural Gas Liquids Sold (MBbls/d)..........................    493.8      570.6      567.9      583.1
Average Commodity Prices:
  Natural Gas--Henry Hub (First of the Month)($/MMBtu)......   $ 4.65     $ 3.44     $ 5.85     $ 2.98
  Crude Oil--Cushing ($/Bbl)................................    27.90      25.12      28.46      25.67
  Natural Gas Liquids ($/Gal)...............................     0.49       0.49       0.55       0.51

------------------------

(1) Six-month period ended June 30, 2000 results include a reasonable allocation of pre-tax nonrecurring charges aggregating $68 million ($44 million after-tax).

(2) Interest expense for all interim periods presented includes minority interest in income of subsidiaries.

(3) Recurring net income consists of segment reported net income adjusted for identified nonrecurring items described in (1) above.

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    DMS reported recurring net income of $10 million in the second quarter of 2001 compared with recurring net income of $16 million in the second quarter of 2000. The following influenced recurring results of operations period-to-period:

    - Increased interest expense in 2001 due to timing of interest expense allocation; offset by

    - Higher price realization in 2001; and

    - Beneficial restructuring of contracts in 2001.

    Aggregate domestic NGL processing volumes totaled 83.9 thousand gross barrels per day in the second quarter of 2001 compared to 93.7 thousand gross barrels per day during the same period in 2000. This decrease was primarily due to reduced straddle volumes resulting from lower fractionation spreads compared to the second quarter of 2000. The continued active management of price risk associated with DMS' field processing plants and greater gas price realization in field plants mitigated the financial impact of reduced processing volumes. NGL marketing volumes were lower period-over-period reflecting a reduced demand in the petrochemical industry in the second quarter of 2001.

SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    DMS reported recurring net income of $33 million in the six-month period ended June 30, 2001 compared with recurring net income of $40 million in the same 2000 period. After adjusting for earnings recognized from the Mid-Continent assets in 2000, recurring net income for the six-month period ended June 30, 2001 is $2 million less than the same period in 2000. Recurring net income for the 2000 period excludes an aggregate nonrecurring after-tax charge of $35 million relating to the sale and impairment of certain assets and allocated merger costs. Recurring results of operations period-to-period were influenced by the following:

    - The sale of the Mid-Continent liquids assets in the first quarter of 2000; and

    - Increased interest expense in 2001 due to timing of interest expense allocation; offset by

    - Higher price realization in 2001;

    - Beneficial restructuring of contracts in 2001; and

    - Stronger wholesale marketing operations in 2001.

    Aggregate domestic NGL processing volumes totaled 81.0 thousand gross barrels per day in the six-month period ended June 30, 2001 compared to a normalized average of 96.9 thousand gross barrels per day during the same 2000 period. The normalized volumes reflect the sale of the Mid-Continent assets in March 2000. Fractionation volumes decreased principally as a result of reduced processing volume through the Company's straddle plants. Such plants were shut-in during most of 2001 due to greatly reduced fractionation spreads compared to the previous year as a result of the unhinging of the relationship between natural gas and liquids prices. The continued active management of price risk associated with DMS' field processing plants and greater gas price realization in field plants mitigated the financial impact of reduced processing volumes. NGL marketing volumes were lower period-to-period reflecting a decreased international demand in the second quarter of 2001 partially offset by a return to seasonal winter weather in the first quarter of 2001 and greater commercialization of the Company's NGL business through DynegyDIRECT.

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

                         TRANSMISSION AND DISTRIBUTION

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                           ($ IN MILLIONS)
Operating Margin............................................   $   98     $   88     $  206     $  200
Depreciation and Amortization(1)............................      (43)       (39)       (83)       (76)
General and Administrative Expenses.........................      (14)       (18)       (31)       (39)
Other Items(1)..............................................        1          7         23         --
                                                               ------     ------     ------     ------

      EARNINGS BEFORE INTEREST AND TAXES....................       42         38        115         85
Interest Expense(2).........................................      (33)       (37)       (64)       (76)
                                                               ------     ------     ------     ------
      PRE-TAX EARNINGS......................................        9          1         51          9
Income Tax Provision (Benefit)..............................        3         (3)        20          2
                                                               ------     ------     ------     ------
      NET INCOME............................................   $    6     $    4     $   31     $    7
                                                               ======     ======     ======     ======

      RECURRING NET INCOME(3)...............................   $    6     $    4     $   31     $    9
                                                               ======     ======     ======     ======

OPERATING STATISTICS:
  Electricity Sales in KWH (Millions):
    Residential.............................................    1,097      1,041      2,479      2,277
    Commercial..............................................    1,060      1,012      2,114      2,053
    Commercial--distribution(4).............................       11         --         34         --
    Industrial..............................................    1,674      2,266      3,109      4,320
    Industrial--distribution(4).............................      674         48      1,260         92
    Other...................................................       90         88        189        180
                                                               ------     ------     ------     ------
      Sales to Ultimate Customers...........................    4,606      4,455      9,185      8,922
    Interchange.............................................       --          3          1         50
                                                               ------     ------     ------     ------
      Total Electric Sales..................................    4,606      4,458      9,186      8,972
                                                               ======     ======     ======     ======

    Gas Sales in Therms (Millions):
    Residential.............................................       32         38        205        183
    Commercial..............................................       13         15         87         76
    Industrial..............................................       14         17         39         41
                                                               ------     ------     ------     ------
      Sales to Ultimate Customers...........................       59         70        331        300
    Transportation of Customer-Owned Gas....................       64         64        136        139
    Interdepartmental Sales.................................        5          7          6         13
                                                               ------     ------     ------     ------
      Total Gas Sales.......................................      128        141        473        452
                                                               ======     ======     ======     ======

------------------------

(1) Six-month period ended June 30, 2000 results include a reasonable allocation of pre-tax nonrecurring charges aggregating $68 million ($44 million after-tax).

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

(2) Interest expense for all interim periods presented includes minority interest in income of subsidiaries.

(3) Recurring net income consists of segment reported net income adjusted for identified nonrecurring items described below in (1) above.

(4) Volumes include sales for delivery service customers supplied by a retail energy supplier other than IP.

THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    The Transmission and Distribution segment, acquired in the Illinova Corporation ("Illinova") acquisition, reported recurring net income of $6 million in the second quarter of 2001 compared to $4 million in the second quarter of 2000. Operating performance benefited from cost reductions, efficiencies and seasonal demand during the quarter.

SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    The Transmission and Distribution segment reported recurring net income of $31 million in the six-month period ended June 30, 2001 compared to $9 million in the same 2000 period. Results of operations period-to-period were influenced by the same factors impacting quarterly results and also by an insurance settlement which occurred in 2001.

                          DYNEGY GLOBAL COMMUNICATIONS

                                                                        THREE MONTHS                   SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                  ------------------------      ------------------------
                                                                    2001           2000           2001           2000
                                                                  --------      ----------      --------      ----------
                                                                                     ($ IN MILLIONS)
Operating Margin............................................        $(13)       $       --        $(12)       $       --
Earnings from Unconsolidated Investments....................          14                --          14                --
                                                                    ----        ----------        ----        ----------
    SUBTOTAL--FINANCIAL CONTRIBUTION........................           1                --           2                --

Depreciation and Amortization...............................          (6)               --         (10)               --
General and Administrative Expenses.........................         (20)               --         (40)               --
Other Items.................................................          (6)               --          --                --
                                                                    ----        ----------        ----        ----------

    LOSS BEFORE INTEREST AND TAXES..........................         (31)               --         (48)               --
Interest Expense............................................          (1)               --          (3)               --
                                                                    ----        ----------        ----        ----------
    PRE-TAX LOSS............................................         (32)               --         (51)               --
Income Tax Benefit..........................................         (12)               --         (20)               --
                                                                    ----        ----------        ----        ----------
    NET LOSS................................................        $(20)       $       --        $(31)       $       --
                                                                    ====        ==========        ====        ==========

    RECURRING NET LOSS......................................        $(20)       $       --        $(31)       $       --
                                                                    ====        ==========        ====        ==========

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    DGC's segment results reflect a $20 million quarterly loss resulting from start-up costs associated with expansion of the Company's global communications business.

SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    DGC's segment results reflect a $31 million loss in the six-month period ended June 30, 2001 resulting from start-up costs associated with expansion of the Company's global communications business.

CASH FLOW DISCLOSURES

    OPERATING CASH FLOW.  Cash flow from operating activities totaled
$365 million for the six-month period ended June 30, 2001, compared to $349 million reported in the same 2000 period. Changes in operating cash flow reflect favorable variances in net income, cash flow from risk-management activities and changes in accounts receivable offset by the difference in timing in accounts payable. Changes in other working capital accounts, which include prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

    CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Capital expenditures of $1.3 billion and $378 million in the six-month periods ended June 30, 2001 and 2000, respectively, related to the aforementioned acquisition of the Central Hudson power generation facilities in the Northeastern United States in 2001 and to the construction of power generation assets, betterments of existing facilities related to the Transmission and Distribution segment and investments associated with technology infrastructure in both periods. Business acquisitions for the six-month period ended June 30, 2001 included acquisition costs related to the purchase of iaxis, while the 2000 period included the acquisition of Illinova. Proceeds from asset sales in 2001 included the sale of the Central Hudson facilities in May 2001 for $920 million pursuant to the previously mentioned leveraged lease transaction in addition to disposals of certain nonstrategic Canadian assets and investments. The nonstrategic assets disposed of in 2000 principally related to the sale of certain qualifying facilities and liquids assets for which the Company received cash inflows of approximately
$737 million.

    FINANCING ACTIVITIES. In March 2001, Holdings issued $500 million of 6.875 percent Senior Notes due April 1, 2011. The net proceeds of approximately
$496 million from the sale were used to repay commercial paper. Interest is payable on the Senior Notes on April 1 and October 1 of each year, beginning October 1, 2001. Additionally, during the second quarter of 2001, IP received proceeds of $187 million from the issuance of variable rate pollution control bonds. Contemporaneously, the Company retired and repaid pollution control bonds with a comparatively higher rate.

    In the first quarter of 2000, Chevron purchased shares of Class B Common Stock for $200 million. Proceeds from this sale were used to partially finance the cash portion of the Illinova acquisition.

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

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

    - Expectations regarding capital expenditures, dividends and other payments;

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

    - Beliefs regarding the outcome of legal and administrative proceedings and the levels of reserves recorded therewith;

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

    - The liquidity and competitiveness of wholesale trading markets for energy commodities, including the impact of electronic or on-line trading in these markets;

    - Operational factors affecting the start-up or ongoing commercial operations of Dynegy's power generation or midstream natural gas facilities, including catastrophic weather related damage,

                                  DYNEGY INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

     unscheduled outages or repairs, unanticipated changes in fuel costs or availability, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

    - Uncertainties regarding the development of, and competition within, the market for broadband services in the U.S. and Europe, including risks relating to competing technologies and standards, regulation, capital costs and the timing and amount of customer demand for high bandwidth applications;

    - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities that may not be covered by indemnity or insurance; and

    - Other U.S. or European regulatory or legislative developments that affect the demand for energy generally increase the environmental compliance cost for Dynegy's power generation or midstream gas facilities or impose liabilities on the owners of such facilities.

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

                                  DYNEGY INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

    The Company is exposed to certain market risks indigenous to its industry or inherent in transactions entered into in the normal course of business. In executing risk-management strategies intended to mitigate these market risks, the Company routinely utilizes various types of financial instruments. The absolute notional contract amounts associated with commodity risk-management and forward exchange contracts were as follows at the dates indicated:

                       ABSOLUTE NOTIONAL CONTRACT AMOUNTS

                                                        JUNE 30,    DECEMBER 31,
                                                          2001          2000
                                                        ---------   -------------
Natural Gas (Trillion Cubic Feet).....................     8.509         7.709
Electricity (Million MW Hours)........................   117.243       162.321
NGLs (Million Barrels)................................    10.223         9.899
Weather Derivatives (Thousands of Heating Degree
  Days)...............................................   401.660       427.423
U.K. Pound Sterling (In millions of U.S. Dollars).....  $    153      $     15
Average U.K. Pound Sterling Contract Rate (U.S.
  Dollars)............................................  $ 1.3917      $ 1.4658
Eurodollars (In millions of U.S. Dollars).............  $     23      $     36
Average Eurodollar Contract Rate (U.S. Dollars).......  $ 0.7657      $ 1.0200
Canadian Dollar (In millions of U.S. Dollars).........  $    832      $    738
Average Canadian Dollar Contract Rate (U.S.
  Dollars)............................................  $ 0.6572      $ 0.6768

    Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period and a 95 percent confidence level. At June 30, 2001, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $14.5 million and the average of such value during the quarter ended June 30, 2001 was estimated at $9.6 million.

                                  DYNEGY INC.
                           PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    See Part I, Item 1, Condensed Consolidated Financial Statements, Note 7, which is incorporated herein by reference.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2001 annual meeting of the shareholders of the Company was held on May 18, 2001. The purpose of the annual meeting was to consider and vote upon the following proposals:

    1. to elect eleven Class A Common Stock directors and three Class B Common Stock directors to serve until the 2002 annual meeting of shareholders;

    2. to consider and act upon a proposal to amend and restate Dynegy's Articles of Incorporation to, among other things, incorporate all previously approved amendments to Dynegy's Articles of Incorporation; and

    3. to ratify the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.

    The Company's Board of Directors is comprised of fourteen members. At the annual meeting, each of the following individuals was re-elected to serve as a director of the Company: C.L. Watson; Stephen W. Bergstrom; Charles E. Bayless; Daniel L. Dienstbier; Patricia M. Eckert; Jerry L. Johnson; Sheli Z. Rosenberg; Joe J. Stewart; J. Otis Winters; Darald W. Callahan; Richard H. Matzke and George L. Kirkland. Messrs. Michael D. Capellas and H. John Riley, Jr. were elected to replace Messrs. C. Steven McMillan and Robert M. Powers, each of whom declined to stand for re-election.

    The votes cast for each nominee and the votes withheld were as follows:

                               CLASS A DIRECTORS

                                                           FOR        WITHHELD
                                                       -----------   ----------
1.    C.L. Watson                                      192,065,116    2,043,773
2.    Stephen W. Bergstrom                             192,076,909    2,031,980
3.    Charles E. Bayless                               192,058,667    2,050,222
4.    Michael D. Capellas                              192,053,458    2,055,431
5.    Daniel L. Dienstbier                             192,074,510    2,034,379
6.    Patricia M. Eckert                               192,047,781    2,061,108
7.    Jerry L. Johnson                                 192,038,779    2,070,110
8.    H. John Riley, Jr.                               182,700,247   11,408,642
9.    Sheli Z. Rosenberg                               182,747,138   11,361,751
10.   Joe J. Stewart                                   192,051,723    2,057,166
11.   J. Otis Winters                                  182,698,097   11,410,792

                               CLASS B DIRECTORS

                                                           FOR        WITHHELD
                                                       -----------   ----------
1.    Darald W. Callahan                                86,499,914          -0-
2.    Richard H. Matzke                                 86,499,914          -0-
3.    George L. Kirkland                                86,499,914          -0-

    The following votes were cast with respect to the proposal to amend and restate Dynegy's Articles of Incorporation:

For:                                             278,719,929
Against/Withheld:                                    508,225
Abstentions:                                       1,380,649
Broker Non-votes                                         -0-

    The following votes were cast with respect to the ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2001:

For:                                             278,800,568
Against/Withheld:                                    738,440
Abstentions:                                       1,069,795
Broker Non-votes                                         -0-

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) The following document is included as an exhibit to this Form 10-Q.

EXHIBIT NUMBER
---------------
   12.1           Computation of Ratio of Earnings to Fixed Charges for the
                  six-month period ended June 30, 2001

(b) During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated May 16, 2001. Items 5 and 7 were reported and no financial statements were filed.

    During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated June 26, 2001. Items 5, 7 and 9 were reported and no financial statements were filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DYNEGY INC.

                                                       By:             /s/ MICHAEL R. MOTT
                                                            -----------------------------------------
                                                                         Michael R. Mott,
                                                               SENIOR VICE PRESIDENT AND CONTROLLER
                                                              (DULY AUTHORIZED OFFICER AND PRINCIPAL
Date: August 14, 2001                                                  ACCOUNTING OFFICER)