Form 10-Q
period 2001-09-30
DYNEGY INC /IL/
filed 2001-10-30
CIK 879215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM ______TO______




                         COMMISSION FILE NUMBER: 1-15659
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


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Common Stock, no par value per share, 239,427,959 shares outstanding as of October 26, 2001; Class B Common Stock, no par value per share, 86,499,914 shares outstanding as of October 26, 2001.

                                   DYNEGY INC.
                                TABLE OF CONTENTS

================================================================================




                                                                                                                           Page
PART I. FINANCIAL INFORMATION

         Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets:
              September 30, 2001 and December 31, 2000.......................................................................3
         Condensed Consolidated Statements of Operations:
              For the three months ended September 30, 2001 and 2000.........................................................4
         Condensed Consolidated Statements of Operations:
              For the nine months ended September 30, 2001 and 2000..........................................................5
         Condensed Consolidated Statements of Cash Flows:
              For the nine months ended September 30, 2001 and 2000..........................................................6
         Notes to Condensed Consolidated Financial Statements  ..............................................................7


         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS .......................................................................20

         Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................................33


PART II. OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS .........................................................................................34

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................................................34


DYNEGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)(IN MILLIONS, EXCEPT SHARE DATA)
================================================================================



                                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                                 2001                    2000
                                                                           ----------------        ----------------
                                                ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                  $            237        $             86
Accounts receivable, net                                                              3,757                   5,036
Accounts receivable, affiliates                                                          74                      49
Inventory                                                                               342                     302
Assets from risk-management activities                                                5,632                   4,437
Prepayments and other assets                                                            520                     240
                                                                           ----------------        ----------------
          TOTAL CURRENT ASSETS                                                       10,562                  10,150
                                                                           ----------------        ----------------

PROPERTY, PLANT AND EQUIPMENT                                                         7,994                   7,356
Accumulated depreciation                                                               (854)                   (649)
                                                                           ----------------        ----------------
          PROPERTY, PLANT AND EQUIPMENT, NET                                          7,140                   6,707
                                                                           ----------------        ----------------
OTHER ASSETS
Unconsolidated investments                                                              989                     799
Assets from risk-management activities                                                2,770                   1,527
Intangible assets, net of amortization                                                1,585                   1,502
Other assets                                                                            810                     721
                                                                           ----------------        ----------------
          TOTAL ASSETS                                                     $         23,856        $         21,406
                                                                           ================        ================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                           $          3,571        $          4,777
Accounts payable, affiliates                                                             25                      46
Accrued liabilities and other                                                           771                     628
Liabilities from risk-management activities                                           5,207                   3,838
Notes payable and current portion of long-term debt                                     382                     116
                                                                           ----------------        ----------------
          TOTAL CURRENT LIABILITIES                                                   9,956                   9,405

LONG-TERM DEBT                                                                        3,016                   2,828

OTHER LIABILITIES

Transitional funding trust notes                                                        538                     605
Liabilities from risk-management activities                                           2,679                   1,568
Deferred income taxes                                                                 1,558                   1,426
Other long-term liabilities                                                             646                     612
                                                                           ----------------        ----------------
          TOTAL LIABILITIES                                                          18,393                  16,444
                                                                           ----------------        ----------------

MINORITY INTEREST                                                                     1,103                   1,018

SERIAL PREFERRED SECURITIES OF A SUBSIDIARY                                              46                      46

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                              200                     300

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Class A Common Stock, no par value, 900,000,000 and 300,000,000 shares authorized at September 30, 2001 and December 31, 2000, respectively; 239,185,623 and 237,390,802 shares issued and outstanding at September 30, 2001 and December 31, 2000,
  respectively                                                                        2,234                   2,190
Class B Common Stock, no par value, 360,000,000 and 120,000,000 shares authorized at September 30, 2001 and December 31, 2000, respectively; 86,499,914 and 85,330,544 shares issued and
  outstanding at September 30, 2001 and December 31, 2000,
  respectively                                                                          801                     760
Accumulated other comprehensive income (loss), net of tax                               (19)                    (15)
Retained earnings                                                                     1,163                     666
Treasury stock, at cost: 1,616,800 shares at September 30, 2001
   and 70,000 shares at December 31, 2000                                               (65)                     (3)
                                                                           ----------------        ----------------
      TOTAL STOCKHOLDERS' EQUITY                                                      4,114                   3,598
                                                                           ----------------        ----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $         23,856        $         21,406
                                                                           ================        ================


                       See notes to condensed consolidated financial statements.


DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)
===================================================================================================

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                    2001                  2000
                                                                 -----------          -----------
Revenues                                                         $     8,519          $     8,366
Cost of sales                                                          7,886                7,985
                                                                 -----------          -----------
   Operating margin                                                      633                  381

Depreciation and amortization                                            113                   93

General and administrative expenses                                      142                   70
                                                                 -----------          -----------
   Operating income                                                      378                  218

Earnings from unconsolidated investments                                 104                  113
Other income                                                              12                  117
Interest expense                                                         (62)                 (54)

Other expenses                                                           (28)                 (37)
Minority interest in income of subsidiaries                               (6)                  (6)
                                                                 -----------          -----------
Income before income taxes                                               398                  351
Income tax provision                                                     112                  116
                                                                 -----------          -----------
NET INCOME                                                       $       286          $       235
                                                                 ===========          ===========

Basic earnings per share                                         $      0.88          $      0.76
                                                                 ===========          ===========
Diluted earnings per share                                       $      0.85          $      0.73
                                                                 ===========          ===========

Basic shares outstanding                                                 326                  308
                                                                 ===========          ===========
Diluted shares outstanding                                               337                  322
                                                                 ===========          ===========

            See notes to condensed consolidated financial statements.


DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)
===================================================================================================

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                    2001                  2000
                                                                 -----------          -----------
Revenues                                                         $    33,499          $    19,434
                                                                 -----------          -----------
Cost of sales                                                         31,952               18,363
                                                                 -----------          -----------
   Operating margin                                                    1,547                1,071

Depreciation and amortization                                            333                  291

General and administrative expenses                                      383                  235

   Operating income                                                      831                  545
Earnings from unconsolidated investments                                 214                  183
Other income                                                              69                  207
Interest expense                                                        (192)                (195)
Other expenses                                                           (89)                (113)
Minority interest in income of subsidiaries                              (18)                 (23)
                                                                 -----------          -----------
Income before income taxes                                               815                  604
Income tax provision                                                     246                  209
                                                                 -----------          -----------
Income from operations                                                   569                  395
Cumulative effect of change in accounting principle                        2                  ---
                                                                 -----------          -----------
NET INCOME                                                       $       571          $       395
                                                                 ===========          ===========
NET INCOME PER SHARE:

Net income                                                       $       571          $       395

Less: preferred stock dividends                                          ---                  (35)
                                                                 -----------          -----------
Net income applicable to common stockholders                     $       571          $       360
                                                                 ===========          ===========
Basic earnings per share                                         $      1.76          $      1.22
                                                                 ===========          ===========
Diluted earnings per share                                       $      1.69          $      1.17
                                                                 ===========          ===========
Basic shares outstanding                                                 325                  295
                                                                 ===========          ===========
Diluted shares outstanding                                               338                  308
                                                                 ===========          ===========

            See notes to condensed consolidated financial statements.


DYNEGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (IN MILLIONS)
===================================================================================================

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                           --------------------------------
                                                                              2001                  2000
                                                                           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                 $       571          $       395
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment                          329                  272
   Earnings from unconsolidated investments, net of cash distributions            (184)                (142)
   Risk-management activities                                                      236                 (122)
   Deferred income taxes                                                           166                  117
   Other                                                                           (15)                (100)

Change in assets and liabilities resulting from operating activities:

   Accounts receivable                                                           1,422               (1,100)
   Inventory                                                                       (10)                  20
   Prepayments and other assets                                                   (132)                 109
   Accounts payable and accrued liabilities                                     (1,751)                 998
   Other, net                                                                        8                  (73)
                                                                           -----------          -----------
Net cash provided by operating activities                                          640                  374
                                                                           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                            (1,544)                (514)
Unconsolidated investments                                                         (52)                 (97)
Business acquisitions, net of cash acquired                                        (21)              (1,203)
Proceeds from asset sales                                                        1,051                  847
Other investing, net                                                              (237)                 ---
                                                                           -----------          -----------
Net cash used in investing activities                                             (803)                (967)
                                                                           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                                 683                1,153
Repayments of long-term borrowings                                                (251)                (282)
Net cash flow from commercial paper and money market lines of credit               (14)                (640)
Proceeds from sale of capital stock, options and warrants                           57                  594
Purchase of treasury stock                                                         (59)                  (3)
Redemption of Illinois Power Company Serial Preferred Stock                        ---                  (93)
Dividends and other distributions, net                                             (74)                 (84)
Other financing, net                                                               (28)                 ---
                                                                           -----------          -----------
Net cash provided by financing activities                                          314                  645
                                                                           -----------          -----------
Net increase in cash and cash equivalents                                          151                   52
Cash and cash equivalents, beginning of period                                      86                   45
                                                                           -----------          -----------
Cash and cash equivalents, end of period                                   $       237          $        97
                                                                           ===========          ===========

            See notes to condensed consolidated financial statements.

                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

         The financial statements include all material adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

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

         The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):



                                                                                 OTHER
                                                                             COMPREHENSIVE
                                                              NET INCOME        INCOME
         Adjustment to fair value of derivatives              $        3     $          64
         Income tax effects                                           (1)              (23)
                                                              ----------     -------------
         Total                                                $        2     $          41
                                                              ==========     =============


                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         Changes in stockholders' equity related to derivatives for the nine-month period ended September 30, 2001 were as follows, net of taxes (in millions):



         Transition adjustment as of January 1, 2001                         $        41
         Current period declines in fair value, net                                  (19)
         Reclassifications to earnings, net                                            3
                                                                             -----------
         Balance at September 30, 2001                                       $        25
                                                                             ===========


         Accumulated Other Comprehensive Income (Loss), Net of Tax is included in Stockholders' Equity on the Condensed Consolidated Balance Sheet as follows (in millions):



         Statement No. 133, Net                                              $        25
         Currency Translation Adjustment, Net                                        (18)
         Unrealized Loss on Available-for-Sale Securities, Net                       (26)
                                                                             -----------
         Accumulated Other Comprehensive Income, Net of
             Tax, at September 30, 2001                                      $       (19)
                                                                             ===========


         Additional disclosures required by Statement No. 133, as amended, are provided in the following paragraphs.

         The Company enters into various financial derivative instruments related to its energy convergence and midstream liquids businesses that qualify as cash flow hedges. Such instruments are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. In 2001, the Company also executed two interest-rate swaps that were designated as cash flow hedges of the benchmark interest rate component of certain operating lease rentals.

         During the three and nine months ended September 30, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

         The accumulated balance in other comprehensive income at September 30, 2001 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of liquids and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $34 million, net of taxes, is estimated to be reclassified into earnings over the 12-month period ending September 30, 2002. The actual amounts that will be reclassified to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

         The Company has also entered into foreign exchange forward contracts to hedge its net investment in certain wholly owned subsidiaries. A cumulative translation adjustment loss of approximately $2 million was recorded in the third quarter of 2001 related to these contracts.

         On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinues goodwill amortization over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. Similarly, goodwill associated with equity-method investments is no longer amortized. With regard to intangible assets, Statement No. 142 states that acquired intangible assets should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged, without regard to the acquirer's intent. The Company is evaluating the future financial effects of adopting Statement No. 142 and expects to adopt the standard effective January 1, 2002. Goodwill amortization for the nine months ended September 30, 2001 and 2000 was $35 million and $29 million, respectively.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Statement No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those

                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


obligations. The Company is evaluating the future financial effects of adopting Statement No. 143 and expects to adopt the standard effective January 1, 2003.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of Statement No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company expects to adopt Statement No. 144 effective January 1, 2002 and does not expect such adoption to have a material impact on its financial condition and results of operations.


NOTE 3 - BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

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

         On July 16, 2001, Dynegy announced its agreement to purchase BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy agreed to pay approximately 420 million United Kingdom Pound Sterling (approximately $603 million at October 26, 2001) for BGSL and its existing assets. The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The transaction is subject to approvals from The Gas and Electricity Markets Authority and The Department of Trade and Industry and clearance from the Office of Fair Trading in the United Kingdom. In September 2001, in accordance with the advice of the Director General of Fair Trading, the United Kingdom's Minister for Competition, Consumers and Markets announced her intention to seek certain undertakings from Dynegy relating to the proposed acquisition. Discussions relating to these undertakings have delayed the approvals required to close the acquisition. There is no guarantee that such approvals will be obtained or that the acquisition will be closed.


NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to options outstanding. Common shares outstanding and the resulting computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 have been restated for the two-for-one stock split effected by means of a stock dividend distributed on August 22, 2000.


NOTE 5 - CAPITAL STOCK

         Chevron purchased an additional 1.2 million shares of Class B Common Stock in the nine-month period ended September 30, 2001 pursuant to its shareholder agreement with Dynegy.

          On June 21, 2001, Dynegy announced a stock repurchase program of up to 6 million shares or $250 million of its outstanding Class A Common Stock. The program permits the Company to repurchase the shares in the open market and through private transactions. Repurchased shares are held as treasury stock and are available for general corporate purposes.

                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


During the quarter ended September 30, 2001, Dynegy repurchased 966,800 shares for an aggregate $37.9 million purchase price. From October 1, 2001 through October 30, 2001, the Company repurchased an additional 150,000 shares for an aggregate $5.6 million purchase price.


NOTE 6 - UNCONSOLIDATED INVESTMENTS

         At September 30, 2001, Dynegy's unconsolidated investments accounted for by the equity method included an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from 17.55 to 50 percent in various entities, each formed to build (or buy), own and operate power generation facilities located in the United States, Asia and South America; a
33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast.

         Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the following table (in millions):



              -------------------------------------------------------------------------------------------------
                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------
                                                       2001                                   2000
                                            ---------------------------            ----------------------------
                                                                 EQUITY                                 EQUITY
                                             TOTAL               SHARE             TOTAL                SHARE
                                            ------              -------            ------              --------

               Revenues (1)                 $2,032               $627              $2,435                $943
                                            ------              -------            ------              --------

               Operating margin (1)           $319               $102                $359                $118
                                            ------              -------            ------              --------

               Net income (1)                 $458               $198                $407                $170
                                            ------              -------            ------              --------

              -------------------------------------------------------------------------------------------------


---------------------
(1) The interim financial data for September 30, 2000 is exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as such information was unavailable. The Company sold its investment in Accord in the third quarter of 2000.

         Also included in unconsolidated investments at September 30, 2001 are Dynegy's various cost basis investments and certain warrants to acquire common stock of other entities.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit occurred on March 15, 2001. The Ninth Circuit has yet to deliver its decision on the case. Although PG&E filed a Chapter 11 bankruptcy proceeding on April 6, 2001, the automatic stay applicable in the proceeding will be lifted to permit the Ninth Circuit to decide the pending appeal.

                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. After executing the tolling agreement, on October 23, 2000, MID filed in the state court a Request for Dismissal, which the court granted on October 25, 2000. Dynegy believes the allegations made by MID are without merit and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("IP") and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation Inc. ("DMG")) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration ("PSD") and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated October 19, 2001, a trial date of February 11, 2003 has been set. The initial trial is limited to liability.

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

         The National Energy Policy Report issued in May 2001 by the National Energy Policy Development Group recommended that the EPA Administrator examine the new source review regulations, including the PSD regulations, and report to the President within 90 days on the impact of new source review on investment in new utility and refinery generation capacity, energy efficiency and environmental protection. The report also recommended that the Attorney General review existing enforcement actions regarding new source review to ensure that the enforcement actions are consistent with the Clean Air Act and its regulations. These reviews have been undertaken by the respective agencies. The EPA Administrator announced in August 2001 that the review would be completed in September 2001. The events of September 11, 2001 have resulted in further delay of the review, which remains ongoing.

                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         Two utilities, Virginia Power and Cinergy, reached tentative settlements with the United States on several issues in 2000. The tentative settlements would require the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulfur oxides, particulate matter and mercury emissions through the installation of pollution control devices over periods extending through 2012 to 2013, and forfeit certain emission credits. These settlements are not expected to be finalized until after the EPA review of the new source review regulations is completed.

         The Company believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

         The following six class action lawsuits have been filed against various Dynegy entities, including Dynegy Inc. and Dynegy Power Marketing Inc.:

         1. Gordon v. Reliant Energy Inc., et al. was filed on November 27, 2000 in San Diego Superior Court. The defendants subsequently removed the case to United States District Court for the Southern District of California.
         2. Hendricks v. Dynegy Power Marketing Inc., et al. was filed on November 29, 2000 in San Diego Superior Court. The defendants subsequently removed the case to the United States District Court for the Southern District of California.
         3. People of the State of California v. Dynegy Power Marketing Inc., et al. was filed on January 18, 2001 in San Francisco Superior Court. The defendants subsequently removed the case to the United States District Court for the Northern District of California.
         4. Pier 23 Restaurant v. PG&E Energy Trading, et al. was filed on January 24, 2001 in San Francisco Superior Court. The defendants subsequently removed the case to the United States District Court for the Northern District of California.
         5. Sweetwater Authority et al. v. Dynegy Inc., et al. was filed on January 16, 2001 in San Diego Superior Court. The defendants subsequently removed the case to the United States District Court for the Southern District of California.
         6. Bustamante v. Dynegy Inc., et al. was filed on May 2, 2001 in Los Angeles Superior Court. The suit was filed on behalf of California taxpayers by Lieutenant Governor Cruz Bustamante and Assembly Woman Barbara Matthews, both acting in their capacity as taxpayers and not in their capacity as elected officials. The defendants subsequently removed the case to the United States District Court for the Northern District of California.

         The six class action lawsuits are based on the events occurring in the California power market during the summer of 2000. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. Specifically, the named plaintiffs allege that the defendants, including the owners of in-state generation and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages. The Bustamante suit includes claims against various Dynegy entities, including Dynegy Inc. and Dynegy Marketing and Trade, as well as against three corporate officers individually. The allegations in this suit are similar to those in the other five suits, with the exception that the Bustamante suit includes a claim of unfair business practices based on "price gouging" during an emergency declared by Governor Gray Davis.

         The six lawsuits are at preliminary stages. Defendants in the six lawsuits have yet to file answers. The plaintiffs filed motions to remand the cases to state court. The California federal judges originally assigned to the lawsuits recused themselves on the basis that they and their families have an economic stake in the litigation. The defendants in the first five lawsuits invoked federal multi-district litigation procedures and the multi-district panel, comprised of federal judges, assigned the cases to Judge Robert Whaley, a visiting Judge from the State of Washington sitting in the Southern District of California. The Bustamante suit was subsequently assigned to Judge Whaley. By order issued on July 31, 2001, Judge Whaley remanded the first five cases back to state court.

         In respect to the Bustamante suit, the parties agreed that, based on Judge Whaley's decision to remand the other five lawsuits, the case should go back to state court. All six lawsuits are in the process of being consolidated in California state court. Eventually the cases will be consolidated before a single California state court judge.

                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         The defendants in the six lawsuits have formed various joint defense groups in an effort to coordinate the defense of the claims and to share certain costs of defense. The Company believes the allegations are without merit and will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         In addition, in response to the filing of a number of complaints challenging the level of wholesale prices, the Federal Energy Regulatory Commission ("FERC") initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MW hour "breakpoint" on sales to the California Independent System Operator (the "ISO") and through the California Power Exchange (the "PX"). The order does not prohibit sales above the "breakpoint," but the seller was subject to weekly reporting and monitoring requirements. In an order issued March 9, 2001, FERC determined that only sales during so-called "Stage 3" emergency hours would be subject to refund beginning January 1, 2001. However, sales between October 2, 2000 and December 31, 2000 remained subject to refund under the FERC's December 15 order. Various parties sought rehearing of this market mitigation measure and, as explained below, the FERC ruled on the matter in an order issued on July 25, 2001.

         On April 26, 2001, the FERC revised its market mitigation plan, effective June 1, 2001, to cover all emergency hours. The mitigated price was to be in effect only during reserve deficiency hours. Suppliers charging prices above the mitigated price during those hours could file to justify those prices.

         On June 19, 2001, the FERC again revised its market mitigation plan, effective June 20, 2001. Pursuant to this plan, the FERC is mitigating prices charged in all hours throughout the Western Systems Coordinating Counsel based on the mitigated price in the ISO markets. During reserve deficiency hours, the mitigated price is set pursuant to an average index for gas times the heat rate of the last unit dispatched by the ISO during a "Stage 1" emergency, plus a 10 percent adder for credit risk. Nitrogen oxide charges, start-up costs and additional fuel costs will be collected through an ISO uplift charge. During non-reserve deficiency hours, the market clearing price is capped at 85 percent of the mitigated price. The Company has filed for rehearing and clarification of the order. The FERC also ordered all parties to participate in a 15-day settlement conference to determine refunds, which proved unsuccessful. Pursuant to that order, the settlement judge has issued a refund recommendation to the FERC, stating that refunds from all market participants since October 2000 probably total between several hundred million dollars and a billion dollars. It should be noted that the April 26 and June 19, 2001 orders apply only to sales made on a daily basis, that is, within 24 hours of delivery. The vast majority of power sold by West Coast Power LLC, a 50% equity investee of Dynegy, is committed to long-term contracts exempt from these orders.

         On July 25, 2001, the FERC ordered a hearing to calculate the refunds that power generators allegedly owe California for overcharges in spot electricity markets that occurred between October 2, 2000 and June 20, 2001. Dynegy Power Marketing (as Scheduling Coordinator for West Coast Power LLC) is subject to possible refunds. The FERC endorsed the settlement judge's recommendation to calculate the refunds largely based on a formula used in the FERC's June 19, 2001 order. The Company believes that refund claims are overstated and has entered into a joint defense arrangement with other California generators. An administrative law judge will certify his proposed findings of fact to the FERC on March 8, 2002.

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

                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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


NOTE 8 - REGULATORY ISSUES

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

         On August 21, 2001, IP and seven of the transmission owners that are part of the Alliance RTO entered into a letter of intent with National Grid, USA pursuant to which National Grid would serve as the Alliance RTO's managing member for a period of seven years. Pursuant to the letter of intent, the FERC must determine that National Grid is a non-market participant. On August 27, 2001, IP, in coordination with the other transmission owners comprising the Alliance RTO, filed the terms of the transaction with the FERC as the proposed business and independence plan for the Alliance RTO.

         The Alliance RTO will own transmission facilities divested by transmission owners in exchange for passive ownership interests in the Alliance RTO or partially for cash. Alternatively, the Alliance RTO will enter into seven-year operating agreements to functionally control the transmission facilities of transmission owners that elect not to divest. Non-divesting transmission owners will maintain the physical operations of their transmission facilities.

         If approved as managing member, National Grid would be responsible for operating the Alliance RTO's transmission facilities and would operate the Alliance RTO as a for-profit corporation. National Grid would receive a management fee of $14 million, fixed rate of return on its investment in the Alliance RTO, reimbursement of operating and maintenance expenditures and incentive compensation. In return, National Grid would be required to contribute $1 billion to the Alliance RTO by 2005, $75 million of which would be used to reimburse members for start-up costs and an additional $75 million of which would be used to fund capital expenditures for future system costs. The remaining $850 million would be used to purchase transmission assets for transmission expansions.

                                   DYNEGY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 9 - SEGMENT INFORMATION

         Dynegy's operations are divided into four reportable segments: Dynegy Marketing and Trade ("DMT"), Dynegy Midstream Services ("DMS"), Transmission and Distribution and Dynegy Global Communications ("DGC"). DMT is engaged in a broad array of businesses, including the physical supply of and risk-management activities around wholesale natural gas, power, coal, emission allowances and weather derivatives. This segment is focused on optimizing the Company's and its customers' global portfolio of assets and capacity contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing business and worldwide natural gas liquids marketing and transportation operations. Dynegy's regulated Transmission and Distribution segment consists of the operations of IP, an energy-delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. DGC is engaged in pursuing and capturing opportunities in the converging energy and communications marketplace. DGC has a global long-haul data network and metropolitan networks in key cities in the United States. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three-and nine-month periods ended September 30, 2001 and 2000 is presented below.

                                    DYNEGY INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                 ($ in millions)

                                                          TRANSMISSION
                                                               AND
                                    DMT          DMS      DISTRIBUTION     DGC       ELIMINATIONS     TOTAL
Unaffiliated revenues:
     Domestic................... $   5,153    $     958     $    395     $      4     $     ---    $   6,510
     Canadian...................       612          447          ---          ---           ---        1,059
     European and other.........       946          ---          ---            4           ---          950
                                 ---------    ---------     --------     --------     ---------    ---------
                                     6,711        1,405          395            8           ---        8,519

Intersegment revenues:
     Domestic...................       149           43            6          ---          (198)         ---
                                 ---------    ---------     --------     --------     ---------    ---------
          Total revenues........     6,860        1,448          401            8          (198)       8,519
                                 ---------    ---------     --------     --------     ---------    ---------
Operating margin................       451           63          125           (6)          ---          633
Depreciation and amortization...       (46)         (21)         (41)          (5)          ---         (113)
Interest expense................       (21)         (12)         (27)          (2)          ---          (62)
Other income (expense)..........       (21)           1            1            3           ---          (16)
Earnings from unconsolidated
     investments................        96            3          ---            5           ---          104
Income tax provision (benefit)..        99            7           14           (8)          ---          112
Net income (loss)............... $     263    $      12     $     26     $    (15)    $     ---    $     286
Identifiable assets:
     Domestic................... $  15,594    $   1,889     $  3,562     $    371     $     ---    $  21,416
     Canadian...................       441          342          ---          ---           ---          783
     European and other.........     1,447          ---          ---          210           ---        1,657
Unconsolidated investments......       804          160           ---          25           ---          989
Capital expenditures and
   unconsolidated investments...       (95)         (25)         (30)         (87)          ---         (237)

                                    DYNEGY INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                 ($ in millions)

                                                            TRANSMISSION
                                                               AND
                                      DMT          DMS      DISTRIBUTION     DGC       ELIMINATIONS     TOTAL

Unaffiliated revenues:
     Domestic..................... $   5,529    $   1,277     $    429     $    ---     $     ---    $   7,235
     Canadian.....................       573          357          ---          ---           ---          930
     European and other...........       201          ---          ---          ---           ---          201
                                   ---------    ---------     --------     --------     ---------    ---------
                                       6,303        1,634          429          ---           ---        8,366
                                   ---------    ---------     --------     --------     ---------    ---------
Intersegment revenues:
     Domestic ....................        68           71           10          ---          (149)         ---
                                   ---------    ---------     --------     --------     ---------    ---------
          Total revenues..........     6,371        1,705          439          ---          (149)       8,366
                                   ---------    ---------     --------     --------     ---------    ---------
     Operating margin.............       192           60          129          ---           ---          381
Depreciation and amortization.....       (33)         (20)         (40)         ---           ---          (93)
Interest expense..................        (8)         (15)         (31)         ---           ---          (54)
Other income (expense)............        84           (5)           1          ---           ---           80
Earnings from unconsolidated
      investments.................       106            7          ---          ---           ---          113
Income tax provision (benefit)....        97            6           13          ---           ---          116
Net income........................ $     200    $       8     $     27     $    ---     $     ---    $     235
Identifiable assets:
     Domestic..................... $  10,126    $   1,968     $  3,352     $    ---     $     ---    $  15,446
     Canadian.....................       538          183          ---          ---           ---          721
     European and other...........       609          ---          ---          ---           ---          609
Unconsolidated investments........       669          159          ---          ---           ---          828
Capital expenditures and
     unconsolidated investments...      (109)        (30)          (32)         ---           ---         (171)

                                          DYNEGY INC.
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000




              DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                        ($ in millions)



                                                              TRANSMISSION
                                                                  AND
                                         DMT          DMS     DISTRIBUTION      DGC     ELIMINATIONS      TOTAL
Unaffiliated revenues:
     Domestic......................  $  20,863    $   3,678     $  1,255     $      8     $     ---    $  25,804
     Canadian......................      3,887        1,128          ---          ---           ---        5,015
     European and other............      2,672          ---          ---            8           ---        2,680
                                     ---------    ---------     --------     --------     ---------    ---------
                                        27,422        4,806        1,255           16           ---       33,499

Intersegment revenues:
     Domestic......................        449          202           20          ---          (671)         ---
                                     ---------    ---------     --------     --------     ---------    ---------
          Total revenues...........     27,871        5,008        1,275           16          (671)      33,499
                                     ---------    ---------     --------     --------     ---------    ---------

Operating margin...................      1,017          217          331          (18)          ---        1,547
Depreciation and amortization......       (133)         (61)        (124)         (15)          ---         (333)
Interest expense...................        (61)         (39)         (87)          (5)          ---         (192)
Other income (expense).............        (40)          (7)          24            3           ---          (20)
Earnings from unconsolidated
     investments...................        186            9          ---           19           ---          214
Income tax provision (benefit).....        214           26           34          (28)          ---          246
Income (loss) from operations......        513           45           57          (46)          ---          569
Cumulative effect of change in
   accounting principle............          2          ---          ---          ---           ---            2
Net income (loss)..................  $     515    $      45     $     57     $    (46)    $     ---    $     571
Identifiable assets:
     Domestic......................  $  15,594    $   1,889     $  3,562     $    371     $     ---    $  21,416
     Canadian......................        441          342          ---          ---           ---          783
     European and other............      1,447          ---          ---          210           ---        1,657
Unconsolidated  investments........        804          160          ---           25           ---          989
Capital expenditures and
     unconsolidated investments....     (1,302)         (83)         (95)        (116)          ---       (1,596)


                                           DYNEGY INC.
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000




              DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       ($ in millions)



                                                                    TRANSMISSION
                                                                        AND
                                               DMT          DMS     DISTRIBUTION      DGC      ELIMINATIONS     TOTAL
Unaffiliated revenues:
     Domestic......................        $  11,410    $   3,680     $  1,143     $    ---     $     ---    $  16,233
     Canadian......................            1,402          800          ---          ---           ---        2,202
     European and other............              999          ---          ---          ---           ---          999
                                           ---------    ---------     --------     --------     ---------    ---------
                                              13,811        4,480        1,143          ---           ---       19,434
                                           ---------    ---------     --------     --------     ---------    ---------

Intersegment revenues:
     Domestic......................              146          167           22          ---          (335)         ---
                                           ---------    ---------     --------     --------     ---------    ---------
          Total revenues...........           13,957        4,647        1,165          ---          (335)      19,434
                                           ---------    ---------     --------     --------     ---------    ---------
Operating margin...................              554          188          329          ---           ---        1,071
Depreciation and amortization......              (91)         (84)        (116)         ---           ---         (291)
Interest expense...................              (79)         (18)         (98)         ---           ---         (195)
Other income (expense).............              133          (40)           1          ---           ---           94
Earnings from unconsolidated
     investments...................              165           18          ---          ---           ---          183
Income tax provision...............              188            6           15          ---           ---          209
Net income.........................        $     348    $      13     $     34     $    ---     $     ---    $     395
Identifiable assets:
     Domestic......................        $  10,126    $   1,968     $  3,352     $    ---     $     ---    $  15,446
     Canadian......................              538          183          ---          ---           ---          721
     European and other............              609          ---          ---          ---           ---          609
Unconsolidated investments.........              669          159          ---          ---           ---          828
Capital expenditures and
   unconsolidated investments......             (422)         (89)        (100)         ---           ---         (611)


NOTE 10 - REDEMPTION OF PREFERRED SECURITIES OF SUBSIDIARY TRUST. On September 30, 2001, IP redeemed all $100 million of the Trust Originated Preferred Securities issued by Illinois Power Financing I. The redemption was financed with $85 million cash and $15 million in commercial paper. Because September 30, 2001 fell on a Sunday, the actual cash redemption occurred on October 1, 2001. The condensed consolidated balance sheet at September 30, 2001 reflects the redemption of the securities with the offset to accounts payable.

                                   DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. ("Dynegy" or the "Company") included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                     GENERAL

         COMPANY PROFILE. Dynegy is a leading provider of energy and communications solutions to customers in North America, the United Kingdom and Continental Europe. The Company's leadership position extends across the entire convergence value chain, including power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances, weather derivatives and broadband. The Company is also engaged in the transportation, gathering and processing of natural gas liquids ("NGLs") and the transmission and distribution of electricity and natural gas to retail consumers. A highly integrated and geographically diverse network of owned and controlled energy assets, managed and optimized by an experienced risk management, trading and marketing team, enables Dynegy to create value for our customers and shareholders.

         BUSINESS SEGMENTS. Dynegy's operations are divided into four reportable segments: Dynegy Marketing and Trade ("DMT"), Dynegy Midstream Services ("DMS"), Transmission and Distribution and Dynegy Global Communications ("DGC"). Each of our business segments is more fully discussed above in Note 9 - Segment Information.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's business strategy has historically focused on acquiring, constructing or contracting for a regionally diverse network of energy assets in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power, NGL and broadband marketing businesses. The Company's energy network is focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses. For the foreseeable future, the Company's primary capital expenditure focus will be the acquisition and/or construction of energy assets that will enable the Company to fully realize the commercialization of this energy network. The Company also anticipates future capital expenditures associated with the worldwide development and implementation of network and connectivity solutions relating to its bandwidth communications strategy in the converging energy and communications marketplace.

         Dynegy relies upon operating cash flow and funds provided by a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt and equity issuances for its liquidity and capital resource requirements. At September 30, 2001, the Company's various credit agreements totaled $2.27 billion. Of this credit capacity, $300 million, $1.67 billion and $300 million was authorized for use by Dynegy, Dynegy Holdings Inc. ("Holdings") and Illinois Power Company ("IP"), respectively. After consideration of outstanding commercial paper and letters of credit, the unused borrowing capacity under these agreements at September 30, 2001 approximated $300 million, $1.5 billion and $54 million for Dynegy, Holdings and IP, respectively. Management believes additional financing arrangements can be obtained at reasonable terms, if necessary.

         Holdings completed a $920 million leveraged lease transaction in May of 2001. The leveraged lease transaction relates to the acquisition of 1,700 megawatts ("MW") of Central Hudson power generation facilities in the Northeast. The transaction included a private offering of approximately $800 million aggregate principal amount of nine- and 15-year debt securities, which have since been exchanged for registered securities, and an equity investment by a third party in the amount of approximately $120 million. The debt securities are pass-through trust certificates issued by two pass-through trusts. Rent payable by two Holdings subsidiaries in the leveraged lease transaction is the source of payment on these certificates. Holdings, which agreed to guarantee the subsidiaries' obligations under the leveraged lease transaction, used approximately $50 million of the proceeds to repay commercial paper and is using the remainder of the proceeds for general corporate purposes.

                                   DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                  OTHER MATTERS

          PENDING ACQUISITION. On July 16, 2001, Dynegy announced its agreement to purchase BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy agreed to pay approximately 420 million United Kingdom Pound Sterling (approximately $603 million at October 26, 2001) for BGSL and its existing assets. The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The transaction is subject to approvals from The Gas and Electricity Markets Authority and The Department of Trade and Industry and clearance from the Office of Fair Trading in the United Kingdom. In September 2001, in accordance with the advice of the Director General of Fair Trading, the United Kingdom's Minister for Competition, Consumers and Markets announced her intention to seek certain undertakings from Dynegy relating to the proposed acquisition. Discussions relating to these undertakings have delayed the approvals required to close the acquisition. There is no guarantee that such approvals will be obtained or that the acquisition will be closed.

         COMMITMENTS AND CONTINGENCIES. See Part I, Item 1, Condensed Consolidated Financial Statements, Note 7, which is incorporated herein by reference, for a discussion of the Company's Commitments and Contingencies.

         CALIFORNIA MARKET. The power and natural gas markets in California have experienced substantial volatility driven by a fundamental imbalance in supply and demand and the retail electricity price caps imposed on the state's two largest utilities. In addition, natural gas available to the state was in tight supply which caused historic highs in the basis differential between California and other markets.

         Many events related to the California situation have occurred in recent months. The most significant of these events include: (a) a Chapter 11 bankruptcy filing by PG&E; (b) Dynegy's inclusion on PG&E's creditor committee;
(c) separate rulings by the Ninth Circuit Court of Appeals and the FERC acknowledging that generators in California are not required to sell to noncreditworthy counterparties; (d) the FERC's decision to investigate gas pipeline marketing affiliate abuse in the region; (e) the FERC's imposition of a market mitigation plan for the Western States Coordinating Council; (f) FERC orders directing electricity suppliers to either refund a portion of certain sales revenue or justify their prices above approved pricing amounts; (g) a failed settlement conference to determine potential refunds; (h) the scheduling of a FERC hearing to calculate any such refunds; (i) continued debate over the validity and legality of long-term power supply contracts executed by state agencies and (j) a settlement agreement between Southern California Edison and the California Public Utilities Commission that is designed to allow Southern California Edison to pay its past due debts and return it to creditworthy status. In addition, Dynegy and certain of its officers have been named in various lawsuits associated with the California situation, which are more fully discussed in Note 7 to the Condensed Consolidated Financial Statements.

         Dynegy and NRG Energy each own 50 percent of West Coast Power LLC ("West Coast Power"), a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets as a wholesale marketer and trader of gas and power. Through Dynegy's interest in West Coast Power, Dynegy has credit exposure to certain state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power also sells directly to the California Department of Water Resources ("DWR") and pursuant to other bilateral agreements. The delay in payments to West Coast Power has resulted in a covenant default under West Coast Power's bank credit facility. The West Coast Power bank facility is nonrecourse to Dynegy. West Coast Power has entered into a forbearance agreement with its lenders in connection with the covenant default. The covenant default by West Coast Power does not adversely impact any other credit facilities or borrowing obligations of Dynegy or its subsidiaries.

         West Coast Power's generation facilities primarily are intended to operate as peaking units. Because of the power shortage in California, these units were running with much greater frequency and for longer durations than is typically the case. Management continues to monitor the maintenance needs of the West Coast Power facilities, as well as the availability of emission credits which are required to operate the facilities.

                                   DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         In addition to indirect sales to California transacted through West Coast Power, Dynegy makes direct sales to customers in California. Substantially all of Dynegy's direct sales made in California represent either gas sales made under securitized arrangements or bilateral sales made to creditworthy counterparties.

         As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and the recent Ninth Circuit Court of Appeals and FERC decisions regarding counterparty choice for generators as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At September 30, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $330 million. Management is continually assessing Dynegy's exposure relative to its California receivables and has established reserves to reflect market uncertainties.

         The Company closely monitors developments in California in an effort to manage its credit risk. In this regard, there have been press reports of proposals to renegotiate DWR's long-term contracts. Although Dynegy is mentioned as having a long-term contract with DWR, these reports focus primarily on contracts negotiated with others. Dynegy has not been contacted directly by DWR or the Governor's office at this time. Management views its contract with DWR as being fair to both sides and therefore does not envision the need for renegotiations. As a normal matter of business practice, however, management is open to discussions regarding mutually beneficial changes.

         NEW YORK ELECTRIC GENERATION MARKET. The New York Independent System Operator, Inc. ("NYISO"), the FERC-approved operator of electric transmission facilities and centralized electric markets in New York, has filed an "Automated Mitigation Procedure" ("AMP") proposal with the FERC. The AMP caps bid prices based on the cost characteristics of generating facilities in New York, such as those owned or operated by the Company. In an order issued on June 28, 2001, the FERC accepted the AMP proposal for this past summer. As of September 28, 2001, the NYISO has filed an application at the FERC to extend the AMP until October 31, 2002. Management cannot predict the outcome of this proceeding.

         GENERATION UNDER CONSTRUCTION. Dynegy has three power plants under construction that are expected to begin commercial operation during the summer of 2002. The natural gas-fired facilities will provide additional generation of approximately 1,500 MW and are located in Kentucky and Michigan. Additionally, construction has also started on an 800 MW natural gas-fired peaking facility in Ohio for which operation is expected to begin during the summer of 2003.

         DIVIDEND POLICY. In 2001, Dynegy intends to pay an annual dividend of $0.30 per share of common stock, subject to declaration by the Board of Directors of the Company and the availability of funds legally available therefor. During the nine-month periods ended September 30, 2001 and 2000, the Company paid approximately $74 million and $84 million in cash dividends and distributions, respectively, on common and preferred stock.

         Dynegy had no preferred stock outstanding during the nine months ended September 30, 2001 on which it had to pay dividends.

         STOCK BUYBACK. On June 21, 2001, Dynegy announced a stock repurchase program of up to 6 million shares or $250 million of its outstanding Class A Common Stock. The program permits the Company to repurchase the shares in the open market and through private transactions. Repurchased shares are held as treasury stock and are available for general corporate purposes. During the quarter ended September 30, 2001, Dynegy repurchased 966,800 shares for an aggregate $37.9 million purchase price. From October 1, 2001 through October 30, 2001, the Company repurchased an additional 150,000 shares for an aggregate $5.6 million purchase price.

         CONCENTRATION OF CREDIT RISK. As a result of recent volatility in both the commodity and equity markets, Dynegy has reassessed its industry credit concentration as well as specific counterparty credit risks. Based on this reassessment, Dynegy continues to believe that credit risk imposed by industry concentration is largely offset by the diversification and creditworthiness of its customer base. The Company continues to believe that its corporate credit policies are aligned with business risks in support of minimizing enterprise credit risk.

                                   DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented with funds provided by its various credit facilities and equity or debt sales, if required.

                              RESULTS OF OPERATIONS

         Provided below are a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and nine-month periods ended September 30, 2001 and 2000, respectively.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         For the quarter ended September 30, 2001, Dynegy's net income was $286 million, or $0.85 per diluted share, compared with third quarter 2000 net income of $235 million and recurring diluted earnings per share of $0.55. Diluted earnings per share of $0.73 reported in the third quarter 2000 included a one-time pre-tax gain of $83 million ($58 million after-tax) on the disposition of Dynegy's non-operating interest in Accord Energy Ltd. ("Accord"), a U.K. gas marketing joint venture. Third quarter 2001 results were led by a strong performance in energy convergence operations, particularly in natural gas and power marketing operations which benefited from increased customer origination and increased volumes. In addition, power generation operations improved as a result of greater utilization of our generating facilities, including the generating facilities recently acquired from Central Hudson in the Northeast.

         Consolidated operating margin for the third quarter of 2001 totaled $633 million compared to $381 million for the same 2000 period, primarily reflecting improved margins in DMT. DMT contributed $451 million to third quarter 2001 consolidated operating margin compared to $192 million reported in the third quarter of 2000, an increase of 134 percent. DMS contributed $63 million to third quarter 2001 consolidated operating margin compared to $60 million reported in the third quarter of 2000. Transmission and Distribution contributed $125 million to third quarter 2001 consolidated operating margin compared to $129 million reported in the third quarter of 2000. DGC had negative margin of $6 million in the 2001 quarter.

         Operating income increased $160 million quarter-to-quarter, reflecting the significantly higher operating results from DMT. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the 2001 period reflect the impact of the continued expansion of the Company's depreciable asset base, principally in DMT, and capitalized costs associated with enhanced information technology infrastructure. The increased level of general and administrative expenses reflect the impact of continued expansion of the Company's operations, primarily in Europe and in communications, and higher company-wide variable compensation accruals.

         Incremental to Dynegy's consolidated results was the Company's earnings from unconsolidated investments, which contributed approximately $104 million and $113 million to pre-tax quarterly earnings in the 2001 and 2000 periods, respectively. Variances period-to-period in these results primarily reflect the impact of unfavorable market conditions, particularly as these conditions impacted DMT investments.

         Other income and expenses, net totaled $16 million in expense in the quarter ended September 30, 2001 compared with $80 million in income in the 2000 period. The third quarter 2000 amount includes the one-time pre-tax gain of $83 million on the disposition of Dynegy's non-operating interest in Accord. The 2001 and remaining 2000 amounts consist of interest income, minority interest in consolidated subsidiaries and other miscellaneous income and expense items.

         The Company reported an income tax provision of $112 million for the quarter ended September 30, 2001, compared to an income tax provision of $116 million for the 2000 period. The effective rates approximated 28 and 33 percent in 2001 and 2000, respectively. The difference from the aforementioned 2001 effective rate and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                   DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


         For the nine-month period ended September 30, 2001, Dynegy's net income was $571 million, or $1.69 per diluted share, compared with net income of $395 million, or $1.17 per diluted share, for the same 2000 period. Recurring net income was $569 million, or $1.68 per diluted share, in 2001, compared to $347 million, or $1.11 per diluted share, in 2000. The recurring net income for the nine-month period ended September 30, 2001 excludes the $2 million cumulative effect of a change in accounting principle recorded in connection with the Company's adoption of Statement No. 133. Recurring net income for the nine-month period ended September 30, 2000 excludes the $58 million after-tax gain on the disposition of Dynegy's non-operating interest in Accord, a non-recurring after-tax gain on the sale of certain qualifying generation facilities of $34 million and after-tax charges aggregating $44 million related to the sale and impairment of certain assets and merger-related charges. Recurring earnings per diluted share for the nine-month period ended September 30, 2000 excludes a non-recurring special dividend payment of $32 million associated with the Company's stock offering completed in April 2000. Results for the nine-month period ended September 30, 2001 were led by a strong performance in energy convergence operations, particularly in domestic natural gas and power marketing operations, and increased utilization of developed and acquired generation facilities, including 1,700 MW of power plants in the Northeast which were acquired from Central Hudson in the first quarter of 2001.

         Consolidated operating margin for the nine-month period ended September 30, 2001 totaled $1.5 billion compared to $1.1 billion for the same 2000 period, primarily reflecting improved margins in DMT. DMT contributed $1.017 billion to the nine-month period ended September 30, 2001 consolidated operating margin compared to $554 million reported in the same 2000 period, an increase of 84 percent. DMS contributed $217 million to the nine-month period ended September 30, 2001 consolidated operating margin compared to $188 million reported in the same 2000 period. Transmission and Distribution contributed $331 million of operating margin to the nine-month period ended September 30, 2001, essentially flat with 2000. DGC reported negative margin of $18 million in the nine-month period ended September 30, 2001.

         Operating income increased $286 million period-to-period, reflecting significantly higher operating results from DMT. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation, amortization expense and general and administrative expenses result primarily from the same factors impacting quarterly results.

         Incremental to Dynegy's consolidated results was the Company's earnings from unconsolidated investments, which contributed approximately $214 million and $183 million to pre-tax earnings in the nine months ended September 30, 2001 and 2000, respectively. Variances period-to-period in these results relate primarily to DMT investments.

         Interest expense totaled $192 million for the nine-month period ended September 30, 2001, compared to $195 million for the equivalent 2000 period. The variance is attributable to lower interest rates on variable-rate borrowings partially offset by higher average principal balances in the 2001 period compared to the 2000 period.

         Other income and expenses, net totaled $20 million in expense in the nine-month period ended September 30, 2001 compared with income of $94 million in the 2000 period. The 2000 amount includes some of the aforementioned non-recurring charges described above. The 2001 and remaining 2000 balances consisted of interest income, minority interest in consolidated subsidiaries and other miscellaneous income and expense items.

         The Company reported an income tax provision of $246 million for the nine-month period ended September 30, 2001, compared to an income tax provision of $209 million for the 2000 period. The effective rates approximated 30 and 35 percent in 2001 and 2000, respectively. In general, the difference from the aforementioned 2001 effective rate and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

                                   DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


SEGMENT DISCLOSURES (UNAUDITED)

=========================================================================================================================
                                          DYNEGY MARKETING AND TRADE
=======================================================================================================================

                                                      THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2001         2000                2001           2000
                                                      --------------------------------      -------------------------------
                                                                 ($ IN MILLIONS, EXCEPT AVERAGE ON-PEAK POWER PRICES)
   Operating Margin                                           $   451       $   192             $ 1,017        $   554
   Earnings from Unconsolidated Investments                        96           106                 186            165
                                                              -------       -------             -------        -------
         SUBTOTAL - FINANCIAL CONTRIBUTION                        547           298               1,203            719

      Depreciation and Amortization(1)                            (46)          (33)               (133)           (91)
      General and Administrative Expenses                         (93)          (39)               (233)          (134)
      Other Items(1)                                              (21)           84                 (40)           133
                                                              -------       -------             -------        -------
         EARNINGS BEFORE INTEREST AND TAXES                       387           310                 797            627
   Interest Expense                                               (25)          (13)                (70)           (91)
                                                              -------       -------             -------        -------
         PRE-TAX EARNINGS                                         362           297                 727            536
   Income Tax Provision                                            99            97                 214            188
                                                              -------       -------             -------        -------
         INCOME FROM OPERATIONS                                   263           200                 513            348
   Cumulative Effect of Change in Accounting Principle            ---           ---                   2            ---
                                                              -------       -------             -------        -------
         NET INCOME                                           $   263       $   200             $   515        $   348
                                                              =======       =======             =======        =======
         RECURRING NET INCOME(2)                              $   263       $   142             $   513        $   263
                                                              =======       =======             =======        =======
   OPERATING STATISTICS:
     Natural Gas Marketing (Bcf/d):
       Domestic Sales Volumes                                     8.1           7.6                 7.8            7.3
       Canadian Sales Volumes                                     2.9           2.2                 2.9            2.2
       European Sales Volumes                                     1.6           1.1                 1.7            1.4
                                                              -------       -------             -------        -------
                                                                 12.6          10.9                12.4           10.9
                                                              =======       =======             =======        =======
    Power Produced and Sold:
      Million MW Hours Generated - Gross                         11.5          11.2                31.7           28.0
                                                              =======       =======             =======        =======

      Million MW Hours Generated - Net                           10.1           9.0                26.9           22.9
                                                              =======       =======             =======        =======

         Total Physical Million Megawatt Hours Sold              90.5          48.7               212.6           95.9
                                                              =======       =======             =======        =======
    Coal Marketing Volumes (Millions of Tons)                    11.2           2.3                29.7            6.8
                                                              =======       =======             =======        =======
    Average On-Peak Market Power Prices:
        Cinergy                                               $ 37.02       $ 36.21             $ 39.24        $ 32.43
        TVA                                                     35.72         45.65               38.99          37.59
        PJM                                                     48.82         39.24               45.23          36.59
        CALPX SP 15                                             45.02        150.11              147.26          89.52

 (1) Three and nine-month periods ended September 30, 2000 results include a one-time pre-tax gain of $83 million ($58 million after-tax) on the disposition of Dynegy's non-operating interest in Accord Energy Ltd. ("Accord"), a U.K. gas marketing joint venture. The nine-month period ended September 30, 2000 also includes a pre-tax non-recurring gain on the sale of certain qualifying facilities of $52 million ($34 million after-tax) and a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44 million after-tax).

 (2) Recurring net income consists of segment reported net income adjusted for identified non-recurring items described in (1) above for 2000 and for the cumulative effect of change in accounting principle in the nine-month period ended September 30, 2001.

                                   DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         DMT reported recurring segment net income of $263 million for the three-month period ended September 30, 2001, compared with recurring net income of $142 million in the 2000 quarter. The third quarter 2000 recurring net income excludes the $58 million after-tax gain on the disposition of Dynegy's non-operating interest in Accord. Dynegy's recurring results of operations period-to-period were influenced by the following:

-  Increased generation due to development and acquisition of assets;

-  Increased customer origination;

-  Improved margins on domestic, Canadian and European marketing activities;

- Expansion of DynegyDIRECT, the Company's electronic commerce portal launched late in 2000, offset by

- Unfavorable variance in other items due to the Accord disposition and settlements creating gains in the third quarter of 2000;

- Increased depreciation and amortization expenses reflecting continued expansion of the Company's asset base; and

- Increased general and administrative expenses reflecting the impact of higher variable compensation costs and increased capital and overhead costs required to support a larger, more diverse base of operations.

         Total physical MW hours sold in the third quarter of 2001 increased to
90.5 million MW hours compared to 48.7 million MW hours in the third quarter of 2000. Total natural gas volumes sold in North America in the third quarter of 2001 totaled 11.0 billion cubic feet per day compared to 9.8 billion cubic feet per day during last year's third quarter. The increased volumes in both power and gas were a result of improved market liquidity, greater sales volumes on DynegyDIRECT, greater market origination and incremental gas marketing in Canada.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         DMT reported recurring segment net income of $513 million for the nine-month period ended September 30, 2001, compared with recurring net income of $263 million in the same 2000 period. The 2001 period recurring net income excludes the cumulative effect of a change in accounting principle, while the 2000 period recurring net income excludes a one-time after-tax gain of $58 million on the disposition of Dynegy's non-operating interest in Accord, a non-recurring after-tax gain of $34 million relating to the sale of certain qualifying facilities and an after-tax charge of $7 million related to merger costs. Recurring results of operations period-to-period were influenced by the same factors impacting quarterly results.

         Total physical MW hours sold during the nine-month period ended September 30, 2001 aggregated 212.6 million MW hours compared to 95.9 million MW hours during the 2000 period. Total North American natural gas volumes sold increased to 10.7 billion cubic feet per day from 9.5 billion cubic feet per day during last year's nine-month period ended September 30, 2000.

                                                 DYNEGY INC.
                                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000



=========================================================================================================================
                                          DYNEGY MIDSTREAM SERVICES
=======================================================================================================================

                                                    ---------------------------------  --------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------  --------------------------------
                                                           2001            2000               2001           2000
                                                    ---------------------------------  --------------------------------
                                                               ($ IN MILLIONS, EXCEPT AVERAGE COMMODITY PRICES)
   Operating Margin                                      $   63          $   60             $  217         $  188
   Earnings from Unconsolidated Investments                   3               7                  9             18
                                                         ------          ------             ------         ------
         SUBTOTAL - FINANCIAL CONTRIBUTION                   66              67                226            206

   Depreciation and Amortization(1)                         (21)            (20)               (61)           (84)
   General and Administrative Expenses                      (15)            (14)               (45)           (45)
   Other Items(1)                                             1              (5)                (7)           (40)
                                                         ------          ------             ------         ------

         EARNINGS BEFORE INTEREST AND TAXES                  31              28                113             37
   Interest Expense                                         (12)            (14)               (42)           (18)
                                                         ------          ------             ------         ------
         PRE-TAX EARNINGS                                    19              14                 71             19
   Income Tax Provision                                       7               6                 26              6
                                                         ------          ------             ------         ------
         NET INCOME                                      $   12          $    8             $   45         $   13
                                                         ======          ======             ======         ======

         RECURRING NET INCOME(2)                         $   12          $    8             $   45         $   48
                                                         ======          ======             ======         ======

   OPERATING STATISTICS:

     Natural Gas Liquids Processed (MBbls/d-Gross):
       Field Plants                                        56.3            55.1               56.0           62.4
       Straddle Plants                                     26.1            34.2               25.5           37.4
                                                         ------          ------             ------         ------
                                                           82.4            89.3               81.5           99.8
                                                         ======          ======             ======         ======

    Fractionation Volumes (MBbls/d)                       241.6           253.1              230.4          240.3

    Natural Gas Liquids Sold (MBbls/d)                    550.4           520.8              562.0          562.3

    Average Commodity Prices:
        Natural Gas - Henry Hub (First of the
            Month) ($/MMBtu)                             $ 2.92          $ 4.26             $ 4.87         $ 3.41
        Crude Oil - Cushing ($/Bbl)                       26.64           30.52              27.85          27.29
        Natural Gas Liquids ($/Gal)                        0.39            0.56               0.50           0.53

(1) Nine-month period ended September 30, 2000 results include a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44 million after-tax).
(2) Recurring net income reflect the allocation of the items described in (1) above.

=======================================================================================================================


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         DMS reported recurring net income of $12 million in the third quarter of 2001 compared with recurring net income of $8 million in the third quarter of 2000. The following influenced recurring results of operations period-to-period:

-    Higher price realization;
- Decreased interest expense in 2001 due to timing of interest expense allocation; and
- Decreased earnings from unconsolidated affiliates due to fee-based gas processing contracts.

         Aggregate domestic NGL processing volumes totaled 82.4 thousand gross barrels per day in the third quarter of 2001 compared to 89.3 thousand gross barrels per day during the same period in 2000.

                                   DYNEGY INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


This decrease was primarily due to reduced straddle volumes resulting from lower fractionation spreads compared to the third quarter of 2000. The continued active management of price risk associated with DMS' field processing plants and greater gas price realization in field plants mitigated the financial impact of reduced processing volumes. NGL marketing volumes were higher period-over-period reflecting increased chemical demand in the third quarter of 2001.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         DMS reported recurring net income of $45 million in the nine-month period ended September 30, 2001 compared with recurring net income of $48 million in the same 2000 period. After adjusting for earnings recognized from the Mid-Continent assets disposed of in 2000, recurring net income for the nine-month period ended September 30, 2001 increased $2 million period-over-period. Recurring net income for the 2000 period excludes an aggregate non-recurring after-tax charge of $35 million relating to the sale and impairment of certain assets and allocated merger costs. Recurring results of operations period-to-period were influenced by the following:

-    The sale of the Mid-Continent liquids assets in March 2000; and
- Increased interest expense in 2001, due to timing of interest expense allocation; offset by
-    Higher price realization in 2001;
-    Beneficial restructuring of contracts in 2001; and
-    Stronger wholesale marketing operations in 2001.

         Aggregate domestic NGL processing volumes totaled 81.5 thousand gross barrels per day in the nine-month period ended September 30, 2001 compared to a normalized average of 96.0 thousand gross barrels per day during the same 2000 period. The normalized volumes reflect the sale of the Mid-Continent assets in March 2000. Fractionation volumes decreased principally as a result of reduced processing volume through the Company's straddle plants. Such plants were shut-in during most of 2001 due to greatly reduced fractionation spreads resulting from the unhinging of the relationship between natural gas and liquids prices. The continued active management of price risk associated with DMS' field processing plants and greater price realization in field plants mitigated the financial impact of reduced processing volumes. NGL marketing volumes were lower period-to-period reflecting a decrease in demand during the second quarter of 2001 offset by greater commercialization of the Company's NGL business through DynegyDIRECT.

                                               DYNEGY INC.
                                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000



=======================================================================================================================
                                     TRANSMISSION AND DISTRIBUTION
=======================================================================================================================

                                                    ---------------------------------  --------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------  --------------------------------
                                                         2001               2000             2001            2000
                                                    ---------------------------------  --------------------------------
                                                                              ($ IN MILLIONS)
   Operating Margin                                    $  125             $  129          $   331         $   329
   Depreciation and Amortization(1)                       (41)               (40)            (124)           (116)
   General and Administrative Expenses                    (16)               (17)             (47)            (56)
   Other Items(1)                                           1                  1               24               1
                                                       ------             ------          -------         -------

         EARNINGS BEFORE INTEREST AND TAXES                69                 73              184             158
   Interest Expense                                       (29)               (33)             (93)           (109)
                                                       ------             ------          -------         -------
         PRE-TAX EARNINGS                                  40                 40               91              49
   Income Tax Provision                                    14                 13               34              15
                                                       ------             ------          -------         -------
         NET INCOME                                    $   26             $   27          $    57         $    34
                                                       ======             ======          =======         =======

         RECURRING NET INCOME(2)                       $   26             $   27          $    57         $    35
                                                       ======             ======          =======         =======

   OPERATING STATISTICS:
    Electricity Sales in KWH (Millions):
      Residential                                       1,681              1,593            4,160           3,870
      Commercial                                        1,194              1,204            3,308           3,257
      Commercial - distribution(3)                          5                ---               39             ---
      Industrial                                        1,645              2,432            4,754           6,844
      Industrial - distribution(3)                        677                ---            1,937             ---
      Other                                                96                 94              285             274
                                                       ------             ------          -------         -------
          Sales to Ultimate Customers                   5,298              5,323           14,483          14,245
      Interchange                                           1                  1                2              51
                                                       ------             ------          -------         -------
          Total Electric Sales                          5,299              5,324           14,485          14,296
                                                       ======             ======          =======         =======

      Gas Sales in Therms (Millions):
      Residential                                          20                 21              225             204
      Commercial                                           12                 12               99              88
      Industrial                                           13                 13               52              54
                                                       ------             ------          -------         -------
          Sales to Ultimate Customers                      45                 46              376             346
       Transportation of Customer-Owned Gas                49                 56              185             195
      Interdepartmental Sales                              11                  5               17              18
                                                       ------             ------          -------         -------
          Total Gas Sales                                 105                107              578             559
                                                       ======             ======          =======         =======

(1) Nine-month period ended September 30, 2000 results include a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44 million after-tax).
(2) Recurring net income consists of segment reported net income adjusted for identified non-recurring items described in (1) above.
(3) Includes sales statistics for delivery service customers supplied by an alternative retail energy supplier.

=======================================================================================================================


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         The Transmission and Distribution segment reported recurring net income of $26 million in the third quarter of 2001 compared to $27 million in the third quarter of 2000. Operating results reflect reduced industrial volumes partially offset by improved efficiencies and increased residential volumes due to higher weather-driven demand.

                                    DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000



NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         The Transmission and Distribution segment reported recurring net income of $57 million in the nine-month period ended September 30, 2001 compared to $35 million in the same 2000 period. Results of operations period-to-period were influenced by the same factors impacting quarterly results in addition to an insurance settlement which occurred in 2001.



========================================================================================================================
                                                 DYNEGY GLOBAL COMMUNICATIONS
========================================================================================================================

                                                ----------------------------------     ---------------------------------
                                                 THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------     ---------------------------------
                                                      2001                2000                2001              2000
                                                ----------------------------------     ---------------------------------
                                                                            ($ IN MILLIONS)
   Operating Margin                                  $ (6)              $ ---                $(18)             $ ---
   Earnings from Unconsolidated Investments             5                 ---                  19                ---
                                                     ----               -----                ----              -----

         SUBTOTAL - FINANCIAL CONTRIBUTION             (1)                ---                   1                ---

   Depreciation and Amortization                       (5)                ---                 (15)               ---
   General and Administrative Expenses                (18)                ---                 (58)               ---
   Other Items                                          3                 ---                   3                ---
                                                     ----               -----                ----              -----

         LOSS BEFORE INTEREST AND TAXES               (21)                ---                 (69)               ---
   Interest Expense                                    (2)                ---                  (5)               ---
                                                     ----               -----                ----              -----
         PRE-TAX LOSS                                 (23)                ---                 (74)               ---
   Income Tax Benefit                                  (8)                ---                 (28)               ---
                                                     ----               -----                ----              -----
         NET LOSS                                    $(15)              $ ---                $(46)             $ ---
                                                     ====               =====                ====              =====

         RECURRING NET LOSS                          $(15)              $ ---                $(46)             $ ---
                                                     ====               =====                ====              =====

========================================================================================================================


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         DGC's segment results reflect a $15 million quarterly loss in the three-month period ended September 30, 2001 resulting from start-up costs associated with expansion of the Company's global communications business.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         DGC's segment results reflect a $46 million loss in the nine-month period ended September 30, 2001 resulting from start-up costs associated with expansion of the Company's global communications business and decreasing demand during a downturn in the industry sector.

CASH FLOW DISCLOSURES

         OPERATING CASH FLOW. Cash flow from operating activities totaled $640 million for the nine-month period ended September 30, 2001, compared to $374 million reported in the same 2000 period. Changes in operating cash flow reflect favorable variances in net income, cash flow from risk-management activities and changes in accounts receivable offset by the difference in timing in accounts payable and cash received from equity investments (principally WCP). Changes in other working capital accounts, which include prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

         CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Capital expenditures of $1.5 billion and $514 million in the nine-month periods ended September 30, 2001 and 2000, respectively, related to the aforementioned acquisition of the Central Hudson power generation facilities in the Northeast in 2001 and to the construction of power generation assets, betterments

                                    DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


of existing facilities related to the Transmission and Distribution segment and investments associated with technology infrastructure in both periods. Business acquisitions for the nine-month period ended September 30, 2001 included acquisition costs related to the purchase of iaxis Ltd, while the 2000 period included the acquisition of Illinova. Proceeds from asset sales in 2001 included the sale of the Central Hudson facilities in May 2001 for $920 million pursuant to the previously mentioned leveraged lease transaction in addition to disposals of certain non-strategic Canadian assets and investments. The non-strategic assets disposed of in 2000 principally related to the sale of certain qualifying facilities and liquids assets for which the Company received cash inflows of approximately $847 million.

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

            UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

     Dynegy's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

-    Projected operating or financial results;
-    Expectations regarding capital expenditures, dividends and other payments;
- Pending or recent acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;
- Expectations regarding transaction volume and liquidity in wholesale energy markets in North America and Europe;
- Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in the U.S. and Europe and anticipated business developments in such markets;
- The Company's ability to effectively compete for market share with industry participants;
-    Beliefs regarding the outcome of legal and administrative proceedings;
- The expected commencement date for commercial operations for new power plants; and
- Anticipated developments with respect to demand for broadband services and applications and the Company's strategic plans in connection therewith.

Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

- The timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and NGLs, or communications products or services;
- The timing and extent of deregulation of energy markets in the U.S. and Europe and the rules and regulations adopted on a transitional basis in such markets;
- The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, as well as Dynegy's ability to maintain its investment grade credit ratings;
- The effectiveness of Dynegy's risk-management policies and procedures and the ability of Dynegy's trading counterparties to satisfy their financial commitments;
- The liquidity and competitiveness of wholesale trading markets for energy commodities, including the impact of electronic or online trading in these markets;
- Operational factors affecting the start up or ongoing commercial operations of Dynegy's power generation or midstream natural gas facilities, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

                                    DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


- Uncertainties regarding the development of, and competition within, the market for broadband services in the U.S. and Europe, including risks relating to competing technologies and standards, regulation, capital costs and the timing and amount of customer demand for high bandwidth applications;
- Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities that may not be covered by indemnity or insurance;
- Other U.S. or European regulatory or legislative developments that affect the demand for energy generally, increase the environmental compliance cost for Dynegy's power generation or midstream gas facilities or impose liabilities on the owners of such facilities; and
- General political conditions, including any extended period of war or conflict involving the United States or Europe.

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

                                   DYNEGY INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         The Company is exposed to certain market risks indigenous to its industry or inherent in transactions entered into in the normal course of business. In executing risk-management strategies intended to mitigate these market risks, the Company routinely utilizes various types of financial instruments. The absolute notional contract amounts associated with commodity risk-management, interest rate and forward exchange contracts were as follows at the dates indicated:

   =======================================================================================================
                                              ABSOLUTE NOTIONAL CONTRACT AMOUNTS
   =======================================================================================================
                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             2001                2000
                                                                         -------------        ------------
      Natural Gas (Trillion Cubic Feet)                                       13.687               7.709
      Electricity (Million MW Hours)                                          63.922             162.321
      NGLs (Million Barrels)                                                  11.573               9.899
      Weather Derivatives (Thousands of Heating Degree Days)                  64.000             427.423
      U.K. Pound Sterling (In millions of U.S. Dollars)                    $     141           $      15
      Average U.K. Pound Sterling Contract Rate (U.S. Dollars)             $  1.4321           $  1.4658
      Eurodollars (In millions of U.S. Dollars)                            $   41.50           $   36.00
      Average Eurodollar Contract Rate (U.S. Dollars)                      $  0.9140           $  1.0200
      Canadian Dollar (In millions of U.S. Dollars)                        $   1,719           $     738
      Average Canadian Dollar Contract Rate (U.S. Dollars)                 $  0.6482           $  0.6768
   =======================================================================================================


         Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period and a 95 percent confidence level. At September 30, 2001, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $15.7 million and the average of such value during the quarter ended September 30, 2001 was estimated at $11.8 million.

                                   DYNEGY INC.
                           PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     See Part I, Item 1, Condensed Consolidated Financial Statements, Note 7, which is incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no instruments or documents required to be included as exhibits to this Form 10-Q.
(b) No form 8-Ks, Commission File No. 1-15659, were filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNEGY INC.



Date:   October 30, 2001             By: /s/ Michael R. Mott
                                         ---------------------------------------
                                         Michael R. Mott,
                                         Senior Vice President and Controller
                                         (Duly Authorized Officer and Principal
                                         Accounting Officer)