Form 10-K
period 2001-12-31
DYNEGY INC /IL/
filed 2002-03-13
CIK 879215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        COMMISSION FILE NUMBER: 1-15659

                                  DYNEGY INC.
             (Exact name of registrant as specified in its charter)

               ILLINOIS                                     74-2928353
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

      1000 LOUISIANA, SUITE 5800
            HOUSTON, TEXAS                                    77002
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (713) 507-6400

Securities registered pursuant to Section 12(b) of the Act:
  Title of each class:                                    Name of each exchange on which registered:
Class A common stock, no par value                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
  Title of each class:                                    Name of each exchange on which registered:
  None                                                    --

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 2002, computed by reference to the closing sale price of the registrant's common stock on the New York Stock Exchange on such date, was $7,724,959,720, using the definition of beneficial ownership contained in Rule 13d-3 under the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers.

    Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A common stock, no par value per share, 268,881,299 shares outstanding as of March 4, 2002; Class B common stock, no par value per share, 96,891,014 shares outstanding as of March 4, 2002.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Parts I, II and IV incorporate the Annual Report to Shareholders for the fiscal year ended December 31, 2001.
Part III (items 10, 11, 12 and 13) incorporates the Notice and Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed not later than 120 days after December 31, 2001.

DYNEGY INC.  FORM 10-K TABLE OF CONTENTS

                                                                          Page
--------------------------------------------------------------------------------
PART I
Item 1.   Business                                                          1
Item 1A.  Executive Officers                                               18
Item 2.   Properties                                                       20
Item 3.   Legal Proceedings                                                20
Item 4.   Submission of Matters to a Vote of Security Holders              20

PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                              21
Item 6.   Selected Financial Data                                          23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       60
Item 8.   Financial Statements and Supplementary Data                      60
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         60

PART III
Item 10.  Directors and Executive Officers of the Registrant               60
Item 11.  Executive Compensation                                           60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                       60
Item 13.  Certain Relationships and Related Transactions                   60

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                         61
Signatures                                                                 66

DYNEGY INC.  PART I

ITEM 1. BUSINESS

THE COMPANY
Dynegy Inc. (together with its subsidiaries, "Dynegy" or the "Company") is one of the world's leading energy merchants. Through our global energy delivery network and marketing, logistics and risk-management capabilities, we provide innovative solutions to customers in North America, the United Kingdom and Continental Europe. Our businesses include power generation and wholesale and direct commercial and industrial marketing of power, natural gas, coal and other similar products. We are also engaged in the transportation, gathering and processing of natural gas liquids and the transmission and distribution of electricity and natural gas to retail consumers. Dynegy is also engaged in pursuing and capturing opportunities in the converging energy and communications marketplace with its global long-haul fiber optic and metropolitan network in key cities in the United States and Europe.
  Dynegy began operations in 1985 and became incorporated in the State of Illinois in 1999 in connection with the acquisition of Illinova Corporation. The Company's principal executive office is located at 1000 Louisiana, Suite 5800, Houston, Texas 77002, and the telephone number of that office is
(713) 507-6400. Dynegy and its affiliates maintain marketing or regional offices in Atlanta, Georgia; Aurora, Colorado; Boston, Massachusetts; Calgary, Canada; Chicago, Illinois; Dallas, Texas; Decatur, Illinois; Elida, Ohio; Hong Kong, China; Hyderabad, India; London, England; Lucerne, Switzerland; Manama, Bahrain; Midland, Texas; Milan, Italy; Montreal, Canada; Oakville, Canada; Oklahoma City, Oklahoma; Omaha, Nebraska; Paris, France; Pleasanton, California; Richmond, England; Tampa, Florida; and Washington, D.C.

SEGMENT DISCUSSION

                          [REPORTABLE SEGMENTS CHART]
  The Company is a holding company and has four reportable business segments:
Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). Financial information, including revenues from external customers by similar products or services and by geographic area, net
                                     { 1 }

DYNEGY INC.  PART I

income (loss) and total assets by geographic area are disclosed by segment as set forth in Note 17 to the consolidated financial statements.

WHOLESALE ENERGY NETWORK SEGMENT
WEN is engaged in the physical generation of electricity, the aggregation of natural gas supplies and the delivery of customer-focused products and services, such as risk-management services, around wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of assets and capacity contracts, as well as direct commercial and industrial sales and retail marketing alliances. The Company provides customer and risk-management activities to wholesale energy consumers in North America, the United Kingdom and Continental Europe and continues to assess local, regional and national markets, regulatory environments and other factors in order to support and direct future investment.
  WEN is focused on the "Energy Value Chain," which is predicated on the notion that the economy consumes physical quantities of energy commodities, such as natural gas, electricity and coal and other similar products, and that consumers of energy expect reliability of supply as well as management of price. The logistics needed to move energy commodities from points of production to end-users requires substantial knowledge of energy infrastructure and the ability to access and utilize this infrastructure. The management of price risk requires knowledge of market factors impacting the economic realities of supply and demand. Dynegy's strength is its ability to capitalize on its extensive network of energy assets, contractual arrangements and market knowledge to provide its customers with reliable sources of physical energy, products and services. Dynegy combines physical delivery of energy through its extensive logistics infrastructure with its price risk-management capabilities and market expertise to provide our customers with customized products to meet their services needs.

                           [ENERGY VALUE CHAIN CHART]
  Dynegy views its gas and power marketing and power generation businesses as an integrated unit. Control of merchant generation, when coupled with the Company's national wholesale gas and power marketing franchise, creates a wide range of value-creation opportunities benefiting both the Company and its customers. Dynegy's wholesale marketing franchise adds value to its generation assets by providing national market access, market

                                     { 2 }

DYNEGY INC.  PART I

infrastructure and intelligence, risk-management and arbitrage opportunities, fuel management and procurement expertise and transmission expertise for inputs (gas, coal and fuel oil) and outputs (power). Generation capacity, in turn, adds value to the Company's wholesale marketing franchise by providing an outlet/market for gas and coal supplies, a source of reliable power supply and an enhanced ability to structure innovative new products and services for customers.
  NATURAL GAS PURCHASES. As part of our wholesale energy business, Dynegy purchases natural gas from a wide variety of suppliers. Dynegy also purchases at various index prices and markets substantially all of the natural gas produced or controlled by Chevron U.S.A. Inc. in the United States (except Alaska). In addition, the Company and ChevronTexaco Corp., ("ChevronTexaco") have agreed pursuant to a term sheet dated December 12, 2001 to expand this commercial relationship to include the volumes historially produced by Texaco. On March 1, 2002, a subsidiary of the Company began buying the historical Texaco volumes on an interim basis and is in the late stages of negotiations with ChevronTexaco to finalize a long term commercial agreement to cover these volumes. This relationship provides the Company with a significant, stable supply of natural gas which, when combined with gas supplies available from our network of other supply sources, allows us to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand. In 2001, approximately 22 percent of WEN's natural gas purchases were made from Chevron U.S.A. Inc.
  The Company's expanded relationship with ChevronTexaco will increase the volume of natural gas we purchase from Chevron U.S.A. Inc. and ChevronTexaco from approximately 2.0 Bcf/d to approximately 3.0 Bcf/d. We also expect to provide supply and service for approximately 2.0 Bcf/d of natural gas for the former Texaco's facilities and third-party term markets.
  TRANSPORTATION. The Company arranges for transportation of the natural gas it markets from the supplier's receipt point to the purchaser's requested delivery point. The Company generally retains title to this natural gas from the receipt point to the delivery point and obtains pipeline transportation. The Company believes that its understanding of the United States' pipeline network, along with the scale and geographic reach of its gas marketing efforts, are important to the Company's success as a physical supplier of energy. The Company uses a variety of transportation arrangements to move its customers' volumes, including short-term and long-term firm and interruptible agreements with pipelines and brokered firm contracts with its customers.
  NATURAL GAS SALES. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's wholesale customer base consists primarily of gas and electric utilities and industrial and commercial end-users and marketers of natural gas. For the year ended December 31, 2001, the Company sold an aggregate average of 12.6 Bcf/d of natural gas. As described above, Dynegy expects future average physical natural gas sales to increase significantly as a result of additional supply volumes to be provided by ChevronTexaco.
  NATURAL GAS STORAGE. Natural gas storage capacity plays an important role in the Company's ability to act as a full-service natural gas marketer by allowing us to manage relatively constant gas supply volumes with uneven demand levels. Through the use of our storage capabilities, we offer peak delivery services to satisfy winter heating and summer electric-generating demands. Storage inventories also provide performance security or "backup" service to our customers. The Company at various times leases short-term and long-term firm and interruptible storage. Our recent acquisitions of Northern Natural Gas Company ("Northern Natural") and BG Storage Limited should enable us to expand storage services in the U.S. and U.K. markets.

                                     { 3 }

DYNEGY INC.  PART I

  POWER. Dynegy markets electricity and power products and services, providing a 24-hour-a-day resource for the sale and purchase of power through access to wholesale markets throughout North America and Europe. The Company helps generation customers manage and optimize their fuel supplies, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, the Company provides market aggregation and sales assistance and risk-management services and strategies. The Company will at times contract for transmission capacity over regulated transmission lines in order to facilitate regional movements of power. In 2001, Dynegy sold
317 million megawatt-hours of electricity.
  At December 31, 2001, Dynegy had interests in 41 power projects in operation, under construction or in development, having gross capacity of 18,833 MW (13,738 MW net) of electricity. Approximately 61 percent of these facilities were solely gas-fired plants, with the remaining facilities fueled by coal, heavy fuel oil or some combination of coal, fuel oil and natural gas. The combined gross capacity of owned facilities in operation at December 31, 2001 approximated 15,856 MW (10,761 MW net) of electricity and 2.7 million pounds per hour of steam available for sale to third parties. Approximately 68 percent of the gross capacity (55 percent net) in operation at December 31, 2001 was under long-term power purchase agreements.
  Domestically, our power plants are located in California, Georgia, Illinois, Kentucky, Louisiana, Michigan, Nevada, New York, North Carolina, Ohio, Texas, Virginia and Washington. In addition, in connection with our 2000 acquisition of Illinova Corporation, we acquired a total of seven operating power projects in China, Costa Rica, Honduras, Jamaica, Pakistan and Panama having an aggregate gross capacity of 918 MW (228 MW net) of electricity.
  In addition to ownership and operation of generation facilities, the Company provides services to affiliated ventures in the areas of project development, engineering, regulatory and environmental affairs, operating and maintenance services, business and energy management and fuel supply.
  COMMERCIAL AND INDUSTRIAL. Deregulation of the gas and power markets is evolving to encourage greater competition and access to markets. As a result, Dynegy is pursuing opportunities to provide energy solutions to regional and national commercial and industrial customers who need customized energy solutions for their natural gas and electricity requirements. Dynegy's services include full requirements energy management, supply delivery or asset management and price risk-management services. Dynegy believes that its energy network and physical logistics capability positions the Company to provide mutually beneficial energy solutions to our customers.
  In addition, Dynegy's retail gas and electric strategy is to strengthen key customer relationships by forming regional retail gas and power alliances, which require less capital investment and fewer financial risks relative to other national retail marketing strategies. The combination of Dynegy's low-cost energy supply with a regional utility's large, installed customer base and local name recognition positions each alliance to capture a significant portion of the local gas and power market when those markets fully open to competition.

DYNEGY MIDSTREAM SERVICES SEGMENT
  GENERAL. DMS consists primarily of the Company's North American midstream liquids operations, NGL marketing and global LPG transportation and marketing operations, located principally along the Gulf Coast and in London. North American midstream liquids operations are actively engaged in gathering and processing natural gas and fractionating, storing, terminalling, transporting, distributing and marketing NGLs. This vertically integrated NGL infrastructure permits the Company to generate revenues throughout all facets of the NGL business, from inlet natural gas volumes gathered from producing horizons to distributing
                                     { 4 }

DYNEGY INC.  PART I

and marketing NGLs to end-users throughout the world. This business provides the Company with broad-based, real-time market information that allows the Company to capture capacity, demand and distribution inefficiencies that exist from time to time in the market.
  On February 25, 2002, Dynegy Energy Partners L.P., a newly formed limited partnership created to own and operate a portion of our NGL business, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an initial public offering. The partnership will succeed to a portion of DMS' downstream NGL business. Specifically, it will be engaged in fractionation, storage, terminalling, transportation, distribution and marketing NGLs to consumers throughout North America. Dynegy and certain of its affiliates will own the general partner interest of the partnership.

                          [LIQUIDS VALUE CHAIN CHART]
  DMS attempts to maximize earnings from its vertically integrated core gas gathering, processing and downstream assets. Similar to WEN's convergence strategy, ownership and control of upstream processing and downstream fractionation, storage, terminalling and transportation assets provides opportunities to DMS' NGL distribution and marketing business. DMS' human and capital resources are aligned and focused on capturing growth opportunities in all core areas, including the Gulf of Mexico region and areas outside North America.
  The Company is among the industry leaders in substantially all midstream component businesses, ranging from natural gas processing to distributing and marketing NGLs to end-users. Based on recent data, we are the sixth largest processor of natural gas in the United States. Additionally, our position is expected to grow as the Company is in the final stages of negotiations with ChevronTexaco to expand its relationship to include the historical Texaco volumes. In December 2002, the Company expanded its commercial agreement with ChevronTexaco to purchase the undedicated liquid production associated with the processing of Texaco's natural gas. In January 2002, the Company also purchased Texaco's wholesale propane marketing business and integrated it into Dynegy's existing wholesale business.
  NATURAL GAS GATHERING AND PROCESSING. The natural gas processing industry is a major oil and gas industry segment, providing the necessary service of refining raw natural gas into marketable pipeline quality natural gas and NGLs. We own interests in 23 gas processing plants, including 13 plants we operate, as well as associated and stand-alone natural gas gathering pipeline systems. These assets are located in key producing areas of Louisiana, New Mexico
                                     { 5 }

DYNEGY INC.  PART I

and Texas. During 2001, we processed on average 1.9 Bcf/d of natural gas and produced on average 84 thousand gross barrels per day of NGLs. We have the right to process substantially all of Chevron U.S.A. Inc's processable natural gas in those geographic areas where it is economically feasible for us to do so. We are also in the final stages of negotiations with ChevronTexaco to process the historial Texaco volumes. In 2002, we estimate that approximately 60 percent of the volume processed will be under percentage of proceeds contracts, 29 percent will be under processor economic election contracts (either keep whole or fee based) and the remaining 11 percent will be under keep whole processing arrangements. Percent of proceeds contracts give a portion of the NGLs and natural gas residue as payment for processing, while keep whole contracts require replacement of all Btus removed from the gas stream during processing.
  Our natural gas processing services are provided at two types of plants, referred to as field and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract NGLs and to remove water vapor, solids and other contaminants. Straddle plants are situated on mainline natural gas pipelines and allow operators to extract NGLs from a natural gas stream and replace the equivalent Btus with pipeline quality gas when the market value of NGLs separated from the natural gas stream is higher than the market value of the same unprocessed natural gas.
  FRACTIONATION. Liquids removed from natural gas at processing plants are generally in the form of a commingled stream of light liquid hydrocarbons (raw product). The commingled NGLs are separated at fractionation facilities into component products of ethane, propane, normal butane, isobutane and natural gasoline. Fractionation contracts typically include a base fee per gallon subject to adjustment for certain variable costs, such as energy consumed in operation. The Company has ownership interests in three stand-alone fractionation facilities: two in Mont Belvieu, Texas and one in Lake Charles, Louisiana. We operate the Louisiana facility and one of the Mont Belvieu facilities. During 2001, these facilities fractionated an aggregate average of 226 thousand gross barrels per day.
  TRANSPORTATION OPERATIONS. The Company has developed a NGL transportation and logistics infrastructure that is comprised of a wide range of transportation and distribution assets designed to satisfy the various delivery requirements of our distribution and marketing services business. In the United States, the Company owns over 9,700 miles of gas gathering and gas liquids pipelines, primarily in the North Texas, Gulf Coast and Permian Basin regions. We also have access to approximately 2,000 railcars through a services agreement with ChevronTexaco. We own and operate 88 tank trucks and 21 pressurized barges. These assets are deployed to serve our wholesale distribution terminals, Texas Gulf Coast fractionators, underground storage facilities, pipeline injection terminals and many of the nation's crude oil refineries. The Company's large-scale marine terminals are located in Mississippi, Texas, Florida, Tennessee and Louisiana, offering importers and wholesalers a variety of methods for transporting products to the marketplace. We control over 108 million barrels of underground liquids storage capacity in Texas, Louisiana, and Mississippi, providing customers with the ability to store, buy and sell specification products.
  DISTRIBUTION AND MARKETING SERVICES. Dynegy's distribution and marketing services include: (1) refinery services, (2) wholesale propane marketing and
(3) purchasing mixed NGLs and NGL products from NGL producers and other sources and selling such NGL products to petrochemical manufacturers, refineries and other marketing companies.
  In connection with our refinery services operations, we purchase NGL products from refinery customers, such as Chevron U.S.A. Inc, and sell NGL products to various customers. The Company generally earns a margin in these operations by retaining a portion of the resale price or a fixed minimum fee per gallon. Approximately 15 percent of DMS' NGL purchases in

                                     { 6 }

DYNEGY INC.  PART I

2001 were from Chevron U.S.A. Inc and approximately 12 percent were from another supplier. In 2001, the Company sold an average of 41 thousand barrels per day through this refinery services business.
  Wholesale propane marketing operations include the sale of propane and related logistical services to major multi-state retailers, independent retailers and other end users. Our propane supply comes from our refinery services operations and from our other distribution and marketing operations. We generally sell propane at a fixed price based on the current market price established at Mont Belvieu or for the posted price at the time of delivery. In 2001, the Company sold an average of approximately 51 thousand barrels of propane per day.
  We market our own NGL production and also purchase NGLs from third parties for resale. Our distribution and marketing services business sold an average of 366 thousand barrels per day of NGLs in North America in 2001. The Company generally purchases NGL products from producers at a monthly pricing index less applicable fractionation, transportation and marketing fees and resells these products to petrochemical manufacturers, refineries and other marketing companies. In addition to margins that the Company earns from purchasing NGL products from producers pursuant to contract, we also earn a margin by purchasing and selling NGL products in the spot market and in the forward market.
  Dynegy also markets LPG worldwide via use of chartered large-hull ships. In 2001, 100 thousand barrels per day of LPG were marketed by this business. These operations acquire and market product from producing areas in the North Sea, West Africa, Algeria and the Arabian Gulf as well as from the U.S. Gulf Coast region. Dynegy plans continued expansion of this international business including developing facilities in producing areas and growing downstream markets. We charter four VLGC (Very Large Gas Carriers) totaling more than 176,000 tons of capacity supporting our worldwide marketing activities. One newly built VLGC is committed to charter and is scheduled for September 2002 delivery.
  In total, we sold approximately 557 thousand barrels per day of NGLs to approximately 770 customers (amounts are aggregate totals for marketing, wholesale and global operations). In 2001, approximately 23 percent of our NGL sales were made with ChevronTexaco or one of its affiliates and approximately 11 percent were to another customer.

TRANSMISSION & DISTRIBUTION SEGMENT
Our transmission and distribution segment consists of IP's operations acquired in the Illinova Corporation ("Illinova") acquisition in early 2000. IP is based in Decatur, Illinois and provides retail electric and natural gas service to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric transmission service also is supplied to numerous utilities, municipalities and power marketing entities.
  IP supplies retail electric service to an estimated population of
1.4 million. Retail natural gas service is supplied by IP to a population of approximately 1 million people. IP holds franchises in all of the incorporated municipalities that it services. As of January 3, 2002, based on the number of billable meters, IP served over 588,000 active electric customers and over 412,000 active gas customers.
  IP has seven underground gas storage fields having a total capacity of approximately 11.6 Bcf and a total deliverability on a peak day of approximately 289,000 Mcf. IP also has contracts with various natural gas pipelines for 5.1 Bcf of underground storage capacity, having total deliverability on a peak day of approximately 93,000 Mcf. Operation of underground storage permits IP to increase deliverability to its customers during peak load periods by extracting gas that was previously put into storage during the off-peak months.
  IP owns an interconnected electric transmission system of approximately 2,600 circuit miles and a distribution system that includes approximately 37,000 circuit miles of overhead

                                     { 7 }

DYNEGY INC.  PART I

and underground lines. Additionally, IP owns 755 miles of gas transmission pipe and 7,543 miles of gas distribution pipe. All of these properties are located in Illinois.
  Beginning in the first quarter of 2002, this segment will also include the results of Northern Natural, which we acquired in January 2002. Northern Natural's 16,600 miles of pipeline extends from the Permian Basin in Texas to the Upper Midwest, providing extensive access to major utilities and industrial customers. Northern Natural's storage capacity is 59 Bcf and its market area capacity is approximately 4.3 Bcf per day. We acquired Northern Natural as a result of our terminated merger with Enron Corp. ("Enron").

DYNEGY GLOBAL COMMUNICATIONS SEGMENT
DGC was established during the fourth quarter of 2000 to pursue and capture opportunities in the converging energy and communications marketplace through opportunistic asset acquisitions and strategic partnerships. DGC has refined its strategic business model to include voice services, storage and government sales and is focused on controlling costs and capital expenditures until the recovery of the overall communications industry.
  DynegyCONNECT, L.P., DGC's North American subsidiary, completed one of the first optically switched mesh networks in the world in the fourth quarter of 2001. The network spans more than 16,000 route miles and reaches 45 of the largest cities in the United States.
  In May 2001, DGC established its metro strategy with the announcement of a network services agreement with Telseon, Inc. to develop an 18 city all-optical network, capable of producing significant, scalable, high-bandwidth solutions among multiple points of presence ("POPs") in tier 1 metro markets. The metro strategy is complementary to DynegyCONNECT's long-haul network and will provide DGC with access to approximately 80 POPs in select U.S. metro areas.
  Dynegy Europe Communications ("DEC") was formed following the acquisition of iaxis, Limited, a privately held, London-based communications company, in March 2001. As a result of this acquisition, DEC acquired a fiber optic network that now reaches more than 36 cities in 16 countries. The European network is linked to the U.S. via a transatlantic connection between New York and London, providing seamless connectivity to DGC's customers throughout the U.S., the U.K. and Continental Europe.
  DGC believes its network and metro strategy have unique cost advantages and capability compared to its competitors. As a result, as the telecommunications industry rebounds, DGC believes it will be able to compete very effectively.

COMPETITION
Dynegy faces strong competition relating to the energy industry in the development of new electric generating plants, the acquisition of existing generating facilities and the marketing and transportation of energy commodities. The Company's primary competition is with merchant energy companies as well as entities vying for market share in the deregulating domestic electricity generating and marketing industries.
  Dynegy's wholesale energy network competes with international, national and regional full-service energy providers, merchants, producers and pipelines for sales based on its ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transportation. Dynegy believes that technological advances in executing transactions will differentiate the competition in the near term. Operationally, Dynegy believes its ability to remain a low-cost merchant and to effectively combine value-added services, competitively priced supplies and price risk-management services will determine its level of success through its wholesale energy network.
  Demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired generation and power generating facilities fueled by
                                     { 8 }

DYNEGY INC.  PART I

alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company's power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the U.S. electric power industry has resulted in a highly competitive market for acquisition or development of domestic power generating facilities. As the nation's regulated utilities seek non-regulated investments and to the extent states continue to move toward retail electric competition, these trends can be expected to continue for the foreseeable future. However, certain recent events in the marketplace have caused some states to publicly reconsider their approach to deregulation, or to retreat from deregulation altogether.
  The Company's NGL marketing businesses face significant and varied competitors, including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, the marketing of NGLs, crude oil, residue gas, condensate and sulfur, and the transportation of natural gas, NGLs and crude oil. Competition typically is based on the location and operating efficiency of facilities, the reliability of services and price and delivery capabilities.
  Competition has become a dominant issue for the electric utility industry in which IP operates. The Public Utilities Regulatory Policies Act of 1978 ("PURPA") facilitated development of co-generators and independent power producers. Promotion of competition continued with the enactment of the Energy Policy Act of 1992, which authorized the FERC to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Competition arises not only from co-generation or independent power production, but also from municipalities seeking to extend their service boundaries to include customers being served by utilities. Further competition may be introduced by state action, as has occurred in Illinois, or by federal regulatory action.
  Dynegy's entrance into the communications industry also subjects Dynegy to competition with industry participants having substantial financial resources and significant industry expertise. Dynegy competes with a substantial number of communications companies, many of which have greater resources and/or focus only on one industry or a niche within a single industry.
  Dynegy's January 2002 acquisition of Northern Natural subjects the Company to competition as it relates to the Company's interstate pipeline system. The profitability of the pipeline depends upon having long-term firm transportation contracts in place for a significant portion of the capacity. Competition is impacted by factors beyond the Company's control, including:
- the construction of additional pipeline capacity in markets served by the Company's interstate pipelines:
- actions by regulators that could impact competitiveness;
- reduced demand due to varying factors; and
- the availability of alternative energy sources.

REGULATION
The Company is subject to regulation by various federal, state, local and foreign agencies, including the regulations described below.

                                     { 9 }

DYNEGY INC.  PART I

  NATURAL GAS REGULATION. The transportation (including storage) and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act of 1938, as amended ("NGA"), and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). The rates charged by interstate pipelines for interstate transportation and storage services, and the terms and conditions for provision of such services, are regulated by the FERC, which generally also must approve any changes to these rates or terms and conditions prior to their implementation. The FERC also has jurisdiction over, among other things, the construction and operation of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion, acquisition, disposition, or abandonment of such facilities; maintenance of accounts and records; depreciation and amortization policies; and transactions with and conduct of interstate pipelines relating to affiliates. Northern Natural and Venice Gathering System are regulated interstate pipelines.
  Commencing in 1992, the FERC issued Order No. 636 and subsequent orders (collectively, "Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all shippers. The FERC intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Prior to its acquisition of Northern Natural and Venice Gathering System, Order No. 636 did not directly regulate any of Dynegy's activities; however, like other interstate pipelines, both Northern Natural and Venice Gathering System must comply with FERC's open-access transportation regulations. The implementation of these orders has not had a material adverse effect on Dynegy's results of operations. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open-access regulations.
  In 2000, the FERC issued Order No. 637 and subsequent orders (collectively, "Order No. 637"), which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised the FERC pricing policy by waiving price ceilings for short-term released interstate pipeline transportation capacity for a two-year period, and effected changes in FERC regulations relating to interstate transportation scheduling procedures, capacity segmentation, pipeline penalties, rights of first refusal and information reporting. Most major aspects of Order No. 637 are pending judicial review. It is uncertain whether and to what extent FERC's market reforms will survive judicial review and, if so, whether the FERC's actions will achieve the goal of further increasing competition in natural gas markets.
  The FERC recently proposed to expand its existing rules governing the conduct of interstate pipelines and their marketing affiliates to include all energy affiliates. If adopted, the proposed rule would, among other things, preclude the exchange of transportation related information among an interstate pipeline and any of its energy affiliates. The FERC has stated that one purpose of the proposal is to allow pipeline affiliates and non-affiliates to compete in energy markets on an even basis. It is uncertain whether or when the FERC may adopt the proposed rule, or the extent to which it may affect the cost or other aspects of Dynegy's operations; however, Dynegy does not anticipate that its regulated transmission providers and their energy affiliates will be impacted any differently than other similar industry participants.
  Pursuant to the NGPA and the Wellhead Decontrol Act of 1989, most sales of natural gas are no longer subject to price controls. However, the FERC retains jurisdiction over certain sales made by interstate pipelines or their affiliates, such as Dynegy has become with its recent

                                     { 10 }

DYNEGY INC.  PART I

acquisitions. Currently, the FERC has authorized such sales to be made at unregulated prices, terms and conditions. While sales of natural gas can currently be made at market prices, and upon unregulated terms and conditions, there is no assurance that such regulatory treatment will continue indefinitely in the future. Congress or, as to sales remaining subject to its jurisdiction, the FERC, could re-enact price controls or other regulation in the future.
  Certain federal and provincial regulatory authorities require parties to transactions involving natural gas exports to hold export or removal permits. The Company's indirect wholly owned Canadian subsidiary, Dynegy Canada Inc., holds various Canadian and U.S. permits for such purposes. In the United Kingdom, the natural gas business is subject to regulation by the Office of Gas Supply.
  GAS PROCESSING. Dynegy's gas processing operations could become subject to FERC regulation under certain circumstances. The FERC has traditionally maintained that a processing plant used primarily for removal of NGLs for economic purposes is not a facility for transportation or sale for resale of natural gas in interstate commerce, and therefore, is not subject to jurisdiction under the NGA. However, the FERC considers a processing plant used primarily for purposes related to transportation safety and efficiency to be subject to such regulation. Dynegy believes its gas processing plants are primarily involved in removing NGLs for economic purposes and, therefore, are exempt from FERC jurisdiction. Nevertheless, the FERC has made no specific finding as to Dynegy's gas processing plants. In addition, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction likely would apply to the downstream facility as a pipeline, however, and not to the plants themselves.
  LIQUIFIED NATURAL GAS (LNG) TERMINALS. LNG terminals operating in interstate commerce are subject to FERC jurisdiction and regulation of rates, terms and conditions of service such as is described above concerning interstate natural gas transportation and storage. Dynegy is in the process of securing approvals to construct such a facility in Louisiana.
  GAS GATHERING. The NGA exempts gas gathering facilities from the jurisdiction of the FERC, while interstate transmission facilities remain subject to FERC jurisdiction, as described above. Dynegy believes its gathering facilities and operations meet the current tests used by the FERC to determine nonjurisdictional gathering facility status, although the FERC's articulation and application of such tests have varied over time. Nevertheless, the FERC has made no specific findings as to the exempt status of any of Dynegy's facilities. No assurance can be given that all of Dynegy's gas gathering facilities will remain classified as such and, therefore, remain exempt from FERC regulation. Some states regulate gathering facilities to varying degrees; generally rates are not regulated.
  ELECTRICITY MARKETING REGULATION. The Company's electricity marketing operations are regulated by the Federal Power Act ("FPA") and the FERC with respect to rates, terms and conditions of services and certain reporting requirements. Current FERC policies permit trading and marketing entities to market electricity at market-based rates. While FERC has affirmed its desire to move toward competitive markets with market-based pricing, it is currently reviewing the specifics of implementing this policy. For further discussion, please see "Power Generation Regulation" below.
  In December 1999, the FERC issued Order No. 2000, which addressed a number of issues relating to the regional transmission of electricity. In particular, Order No. 2000 provided for regional transmission organizations ("RTOs") to control the transmission facilities within a particular region. After a period of progress toward voluntary creation of RTOs as envisioned by the FERC, activity has slowed due to uncertainty concerning required standards and structures for such entities. Recently, the FERC commenced proceedings designed to result in the adoption of generally standardized market terms and conditions governing interstate

                                     { 11 }

DYNEGY INC.  PART I

transmission and RTO operation, including generic standards and procedures for the interconnection of generation to the transmission grid. The FERC plans to propose new rules respecting these matters this year and has directed electric industry participants to establish a single organization to assist with the development of business practices and protocols that will be needed to implement such standardized terms and conditions. It is uncertain what rules the FERC may adopt as the result of these proceedings. The impact of these RTOs on the Company's electricity marketing operations cannot be predicted. (For further discussion, please see "Illinois Power Company" below.)
  POWER GENERATION REGULATION. The Company's generation assets include projects that are Exempt Wholesale Generators ("EWGs") or qualifying facilities ("QFs"). One form of EWG is a merchant plant, which operates independently from designated power purchasers and as a result will generate and sell power to market when electricity sales prices exceed the cost of production. A QF typically sells the power it generates to a single power purchaser.
  The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. The Company's power generation operations also are subject to regulation by the FERC under PURPA with respect to rates, the procurement and provision of certain services and operating standards. Although facilities deemed QFs under PURPA are exempt from ratemaking and certain other provisions of the FPA, non-QF independent power projects and certain power marketing activities are subject to the FPA and the FERC's ratemaking jurisdiction, as well as the Public Utilities Holding Company Act of 1935 ("PUHCA") and the Energy Policy Act of 1992. All of the projects currently owned or operated by Dynegy as QFs are qualifying facilities and, as such, under PURPA are exempt from the ratemaking and certain other provisions of the FPA. Dynegy's EWGs, which are not QFs, have been granted market-based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interests in such projects.
  In certain markets where Dynegy owns generation facilities, specifically California and New York, the FERC has from time to time approved and subsequently extended temporary price caps on wholesale power sales, or other market mitigation measures. Due to concerns over potential short supply and high prices in the summer of 2001, the New York Independent System Operator, Inc. ("NYISO"), the FERC-approved operator of electric transmission facilities and centralized electric markets in New York, filed an Automated Mitigation Procedure ("AMP") proposal with the FERC. The AMP caps bid prices based on the cost characteristics of generating facilities in New York, such as those owned or operated by the Company. In an order issued on June 28, 2001, the FERC accepted the AMP proposal for the summer of 2001. In a subsequent order issued on November 27, 2001, the FERC extended the AMP through April 30, 2002. The AMP may be further extended in the future.
  Price volatility and other market dislocations in the California market have precipitated a number of FERC actions related to the California market, in addition to price caps and market mitigation measures. These include an investigation of gas pipeline marketing affiliate abuse in the region, proceedings regarding whether, and to what extent, price refunds are owed by wholesale electricity suppliers serving the state, and complaints requesting the FERC to reform or void various long-term power sales contracts. Recently, as a prelude to possible initiation of a new complaint proceeding, the FERC began investigating whether any entity has manipulated prices for electricity or natural gas in the West, since January 1, 2000, possibly resulting in unjust and unreasonable prices under long-term power sales contracts entered into since that time. Additional matters in California are discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - California Market/West Coast Power."

                                     { 12 }

DYNEGY INC.  PART I

  On November 20, 2001, the FERC issued an order that would subject the sales of all entities with market-based rate tariffs to "refunds or other remedies" in the event the seller engages in "anticompetitive behavior or the exercise of market power." The FERC has postponed the effectiveness of this refund condition pending its consideration of comments submitted by interested parties. Dynegy and other similarly-situated generators and power marketers have submitted comments in opposition to the proposed refund condition. It is uncertain how the FERC will act respecting this matter. If the FERC were to establish the broad refund condition proposed, it would increase the risk inherent in electric marketing activities for all wholesale sellers of electricity, including Dynegy.
  STATE REGULATORY REFORMS. The Company's domestic gas and power marketing and power generation businesses are subject to various regulations from the states in which they operate. Proposed reforms to these regulations are proceeding in several states, including California, the results of which could affect the Company's operations.
  ILLINOIS POWER COMPANY. IP is an electric utility as defined in PUHCA. Its direct parent company, Illinova, and Dynegy are holding companies as defined in PUHCA. However, each of Illinova and Dynegy generally are exempt from regulation under section 3(a)(1) of PUHCA. They remain subject to regulation under PUHCA with respect to the acquisition of certain voting securities of other domestic public utility companies and utility holding companies.
  IP also is subject to regulation by the FERC under the FPA as to transmission rates, terms and conditions of service, the acquisition and disposition of certain transmission facilities and certain other matters. The FERC has declared IP exempt from the NGA and related FERC orders, rules and regulations.
  IP is further subject to regulation by the State of Illinois and the Illinois Commerce Commission ("ICC"). The Illinois Public Utilities Act was significantly modified in December 1997 by the Electric Service Customer Choice and Rate Relief Law of 1997, or P.A. 90-561, but the ICC still has broad powers of supervision and regulation with respect to rates and charges and various other matters. Under P.A. 90-561, IP must continue to provide bundled retail electric services to all who choose to continue to take service at tariff rates and must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates determined by the ICC.
  In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent System Operator ("MISO"). IP subsequently withdrew from the MISO to join several transmission owners (the "Alliance Companies") proposing to form the Alliance RTO. As proposed, the Alliance RTO would function as an RTO with National Grid, USA ("National Grid") as the managing member for a period of seven years.
  In an order issued on December 20, 2001, the FERC reversed its previous findings, stated that it would not approve the Alliance RTO, and directed the Alliance Companies to explore how their business plan could be accommodated with the MISO or another RTO. Discussions continue with both MISO and another party, but no agreement has been reached. The Alliance Companies, including IP, continue to consider other opportunities for participation in an RTO. Any RTO in which IP ultimately participates will be subject to the outcome of the FERC's proceedings on standardized market terms and conditions.
  IP's retail natural gas sales also are regulated by the ICC. Such sales are currently priced under a purchased gas adjustment mechanism under which IP's gas purchase costs are passed through to its customers if such costs are determined prudent.
  PENDING LEGISLATION. The U.S. Congress has before it a number of bills that could impact regulations applied to Dynegy and its subsidiaries. These include bills that would repeal PUHCA and portions of PURPA and that would affect FERC's regulatory authority over energy marketing, generation and trading. Certain recent events in the marketplace have prompted questions

                                     { 13 }

DYNEGY INC.  PART I

about the wisdom of PUHCA repeal and whether more stringent regulation may be needed. The outcome of these bills and the effects that they might have cannot be predicted with certainty.
  FOREIGN REGULATION. Dynegy Europe Limited acquired BG Storage Limited in the fourth quarter of 2001 and, as a result, now owns and operates the Rough and Hornsea gas storage facilities in the U.K. In connection with that acquisition, Dynegy Europe Limited gave statutory undertakings to the Secretary of State for Trade and Industry in the U.K. relating to the operation of these storage assets. The key aspects of the undertakings, which expire on April 30, 2004, are as follows:

(1) Dynegy Storage Limited, the Dynegy Europe Limited subsidiary that operates the assets, will ensure that the maximum physical capacity of the facilities is made available to the market on non-discriminatory terms and that 20% of the capacity is sold on one-year terms;

(2) Unless otherwise approved by the regulator, the capacity must be sold in standard bundled units;

(3) Where there remains any unsold capacity 30 days before the beginning of a storage year (May 1 to April 30), this capacity must be sold by auction under prescribed procedures and standard contracts approved by the regulator (although prior to such time, Dynegy Storage Limited may sell the capacity in its sole discretion); and

(4) Dynegy Storage Limited must maintain a robust financial information and systems separation (and separate accounts) of the storage business from other commercial activities.

ENVIRONMENTAL AND OTHER MATTERS
  GENERAL. Dynegy's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. In addition, development of projects in international markets creates exposure to and obligations under the national, provincial and local laws of each host country, including environmental standards and requirements imposed by these governments. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Many environmental laws require permits from governmental authorities before construction on a project may be commenced or before wastes or other materials may be discharged into the environment. The process for obtaining necessary permits can be lengthy and complex, and can sometimes result in the establishment of permit conditions that make the project or activity for which the permit was sought either unprofitable or otherwise unattractive. Even where permits are not required, compliance with environmental laws and regulations can require significant capital and operating expenditures, and the Company may be required to incur costs to remediate contamination from past releases of wastes into the environment. Failure to comply with these statutes, rules and regulations may result in the assessment of administrative, civil and even criminal penalties. Furthermore, the failure to obtain or renew an environmental permit could prevent operation of one or more Dynegy facilities.
  In general, the construction and operation of our facilities are subject to federal, state and local environmental laws and regulations governing the siting of energy facilities, the discharge of pollutants and other materials into the environment, the protection of wetlands, endangered species, and other natural resources, the control and abatement of noise and other similar requirements. A variety of permits are typically required before construction of a project commences, and additional permits are typically required for facility operation.

                                     { 14 }

DYNEGY INC.  PART I

  ENVIRONMENTAL EXPENDITURES. Dynegy's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment were approximately $81 million in 2001, compared to approximately $121 million in 2000. The 2000 costs exceeded 2001 costs due in large part to expenditures by the Company to bring certain power generation turbines into compliance with new environmental regulations ahead of the dates when such compliance was actually required. The Company estimates that total environmental expenditures (both capital and operating) in 2002 will be approximately $103 million. Management does not expect capital spending on environmental matters to increase materially over the near term; however, changes in environmental regulations or the outcome of litigation could result in additional legal requirements that would necessitate increased spending.
  THE CLEAN AIR ACT. The federal Clean Air Act ("CAA") and comparable state laws and regulations relating to air emissions impose responsibilities on owners and operators of sources of air emissions, including requirements to obtain construction and operating permits and annual compliance and reporting obligations. Although the impact of air quality regulations cannot be predicted with certainty, these regulations are expected to become increasingly stringent, particularly for electric power generating facilities. CAA requirements include the following:
  - The CAA Amendments of 1990 required a two-phase reduction by electric utilities in emissions of sulfur dioxide and nitrogen oxide by 2000 as part of an overall plan to reduce acid rain in the eastern United States. Installation of control equipment and changes in fuel mix and operating practices have been completed to comply with the emission reduction requirements of the acid rain provision of the CAA Amendment of 1990.
  - In October 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide. The current compliance deadline for implementation of these emission reductions is May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the CAA that has similar emission control requirements. Installation of the necessary emission control equipment may involve large technical, design and construction projects that require significant time or expense for completion.
  - Significant reductions in air emissions from Dynegy's facilities could be required if the U.S. Congress adopts legislation requiring additional reductions in emissions of sulfur dioxide, nitrogen oxides and mercury as outlined in various multi-pollutants proposals. Some of these proposals also include reductions in carbon dioxide and other "greenhouse gases" that allegedly contribute to global warming. The emissions reductions contemplated by these initiatives, if they are enacted, could eventually require significant capital expenditures for new pollution control equipment, but the adoption of emission reduction requirements pursuant to any of the various pending proposals is highly uncertain. Although the impact of possible future environmental requirements cannot be predicted with any degree of certainty, any expenditures that are ultimately required are not anticipated to have a more significant effect on Dynegy's operations or financial condition than on any similarly situated company that generates electricity through the burning of fossil fuels.
  - The EPA and the Department of Justice ("DOJ") filed complaints against IP and DMG, alleging certain Clean Air Act violations, which are described in
    Item 8, Financial Statements and Supplementary Data, Note 11. In general, these allegations involve whether certain repair, maintenance, and replacement projects at the Baldwin facility required permitting under the Clean Air Act. An adverse ruling could impose liability on Dynegy, as well as increase the costs of ongoing operations to Dynegy, and the electric generating industry as a whole.

                                     { 15 }

DYNEGY INC.  PART I

  REMEDIAL LAWS. The Company is also subject to environmental remediation requirements, including provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and the corrective action provisions of the federal Resource Conservation and Recovery Act ("RCRA") and similar state laws. The Superfund law imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed, or arranged for the disposal, of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in certain instances, private parties to take actions in response to threats to public health or the environment and to seek recovery for the costs of cleaning up the hazardous substances that have been released and for damages to natural resources from such responsible party. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA applies to facilities that have been used to manage or are currently managing hazardous waste and which are either still in operation or have recently been closed. RCRA also requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities. CERCLA or RCRA could impose remedial obligations at a variety of Dynegy facilities, including our electric power generating plants and NGL facilities.
  IP and Northern Natural and their predecessors previously operated more than two dozen sites at which synthetic gas was manufactured from coal. Operation of these manufactured gas plant ("MGP") sites was generally discontinued in the 1950s when natural gas became available from interstate gas transmission pipelines. Many of these MGP sites were contaminated with residues from the gas manufacturing process and remediation of this historic contamination may be required under CERCLA or RCRA or analogous state laws.
  PIPELINE SAFETY. In addition to environmental regulatory issues, the design, construction, operation and maintenance of the Company's pipeline facilities are subject to the safety regulations established by the Secretary of the U.S. Department of Transportation ("DOT") pursuant to the Natural Gas Pipeline Safety Act ("NGPSA") and the Hazardous Liquid Pipeline Safety Act ("HLPSA"), or by state regulations meeting the requirements of the NGPSA and the HLPSA, or to similar statutes, rules and regulations in Canada or other jurisdictions. In December 2000, DOT adopted new regulations requiring operators of interstate pipelines to develop and follow an integrity management program that provides for continual assessment of the integrity of all pipeline segments that could affect so-called "high consequence" environmental impact areas, through periodic internal inspection, pressure testing, or other equally effective assessment means. An operator's program to comply with the new rule must also provide for periodically evaluating the pipeline segments through comprehensive information analysis, remediating potential problems found through the required assessment and evaluation, and assuring additional protection for the high consequence segments through preventative and mitigative measures. The requirements of this new DOT rule could increase the costs of pipeline operations.
  HEALTH AND SAFETY. The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Superfund Amendments and Reauthorized Act and similar state statutes require that information be organized and maintained about hazardous materials used or produced in the Company's operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company

                                     { 16 }

DYNEGY INC.  PART I

believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.
  OTHER ENVIRONMENTAL ISSUES. Dynegy is also subject to a variety of other environmental laws, such as the Clean Water Act, which regulates facilities that discharge wastewater into the environment. Under the Clean Water Act and analogous state laws, permits are required for the discharge of any pollutant, including heat, into any regulated body of water. Failure to obtain or renew any environmental permit in a timely manner or the loss of a permit due to legal challenge could require a cessation of operations that involve discharges of pollutants or other materials into the environment.
  Subject to resolution of the complaints filed by the EPA and the DOJ against IP and Dynegy Midwest Generation, which are described in Item 8, Financial Statements and Supplementary Data, Note 11, management believes that it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statutes, regulations, orders and rules. Further, to management's knowledge, other than the previously referenced complaints, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets or pertaining to any indemnification obligations with respect to properties previously owned or operated by the Company, which would have a material adverse effect on the Company's operations and financial condition.

OPERATIONAL RISKS AND INSURANCE
Dynegy is subject to all risks inherent in the various businesses in which it operates. These risks include, but are not limited to, explosions, fires, terrorist attacks and product spillage, which could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility. Dynegy maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect Dynegy's operations and financial condition. In addition, the terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to those attacks may make some types of insurance more difficult to obtain. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11th. No assurance can be given that Dynegy will be able to maintain insurance in the future at rates it considers reasonable.

EMPLOYEES
At December 31, 2001, the Company had approximately 3,019 employees at its administrative offices and approximately 3,120 employees at its operating facilities. Approximately 1,880 employees at Company-operated facilities are subject to collective bargaining agreements with one of the following unions:
Paper, Allied-Industrial, Chemical & Workers International Union; International Brotherhood of Electrical Workers; Laborers International Union of North America; United Association of Journeymen Plumbers and Gas Fitters; International Association of Machinists and Aerospace Workers; and Communications, Energy and Paperworkers Union.

                                     { 17 }

DYNEGY INC.  PART I

ITEM 1A. EXECUTIVE OFFICERS
Set forth below are the names and positions of the current executive officers of the Company, together with their ages and years of service with the Company.

                                                                                            Served with the
             Name                  Age                       Position(s)                     Company Since
-----------------------------------------------------------------------------------------------------------
C. L. Watson                        51      Chairman of the Board, Chief Executive Officer       1985
                                            and Director

Stephen W. Bergstrom                44      President, Chief Operating Officer and               1986
                                            Director

Robert D. Doty, Jr.                 44      Executive Vice President and Chief Financial         1991
                                            Officer

Kenneth E. Randolph                 45      Executive Vice President and General Counsel         1984

Deborah A. Fiorito                  52      Executive Vice President and Chief                   2000
                                            Communications Officer

Lawrence A. McLernon                63      Executive Vice President, Chairman and Chief         2000
                                            Executive Officer, Dynegy Global
                                            Communications

M.K. (Matt) Schatzman               36      President and Chief Executive Officer of             1990
                                            Dynegy's Wholesale Energy Network

Milton L. Scott                     45      Executive Vice President and Chief                   1999
                                            Administrative Officer

Hugh A. Tarpley                     45      Executive Vice President, Strategic                  1997
                                            Investments

R. Blake Young                      43      Executive Vice President and President, Global       1998
                                            Technology

  The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.
  C. L. Watson is the Chairman and Chief Executive Officer of Dynegy Inc. He joined the Company as President in 1985 and became Chairman and Chief Executive Officer in 1989. Prior to his employment with the Company, he served as Director of Gas Sales for the Western United States for Conoco Inc. Mr. Watson also serves on the board of directors of Baker Hughes Incorporated.
  Stephen W. Bergstrom, President and Chief Operating Officer of Dynegy Inc., is responsible for the day-to-day execution of Dynegy's strategy across its operating business units. Mr. Bergstrom was formerly President and Chief Operating Officer of Dynegy Marketing and Trade and Executive Vice President of Dynegy Inc. Mr. Bergstrom joined the Company in 1986 as Vice President of Gas Supply.
  Robert D. Doty, Jr., Executive Vice President and Chief Financial Officer, joined the Company in 1991 and has served as the Company's principal financial officer since May 2000. He is responsible for accounting, finance, planning and strategy, investor relations, treasury and tax. Mr. Doty previously served as Senior Vice President of Finance, Vice President and Treasurer and Vice President-Tax.
  Kenneth E. Randolph is Executive Vice President and General Counsel of the Company. He has served in this capacity with Dynegy since July 2001. In addition, he served as a member of the Company's Management Committee from May 1989 through February 1994 and managed

                                     { 18 }

DYNEGY INC.  PART I

the Company's marketing operations in the Western and Northwestern United States from July 1984 through July 1987. From July 1987 through July 2001,
Mr. Randolph served as Senior Vice President and General Counsel of the Company. Prior to his employment with the Company, Mr. Randolph was associated with the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.
  Deborah A. Fiorito is Executive Vice President and Chief Communications Officer of Dynegy Inc. In that role, she is responsible for the Company's branding, marketing, internal and external communications, philanthropy and community relations functions. Prior to joining Dynegy in 2000, Ms. Fiorito managed public and governmental affairs for Chase Manhattan Bank-Texas and before that, directed communications for Apache Corp. and Mitchell Energy & Development Corp.
  Lawrence A. McLernon, Executive Vice President of Dynegy Inc. and Chief Executive Officer, Dynegy Global Communications, is responsible for the execution of Dynegy's international communications strategy. Mr. McLernon previously served as Chairman, President and Chief Executive Officer of Extant, Inc. ("Extant") beginning in 1998, and joined Dynegy with the acquisition of Extant effective in 2000. Prior to his position at Extant, Mr. McLernon was the founding President of LiTel Communications Inc., also known as LCI International, purchased by Qwest International, Inc., in 1999, the second all fiber network in the U.S. and a premier provider of voice and data services.
  M. K. (Matt) Schatzman is President and Chief Executive Officer of Dynegy's Wholesale Energy Network. In this capacity, Mr. Schatzman is responsible for Dynegy's energy marketing business in North America and the operations and development of Dynegy's power generation facilities. Mr. Schatzman was formerly President, Energy Trading of Dynegy Marketing and Trade. Mr. Schatzman joined the company in 1990 as Director of Transportation after spending several years with Transcontinental Gas Pipe Line Corporation.
  Milton L. Scott is Executive Vice President and Chief Administrative Officer of Dynegy Inc. He is responsible for human resources, supply chain management, risk control, compliance and internal audit, risk management and insurance, corporate facilities management and corporate security for Dynegy Inc. Before joining the Company in 1999, Mr. Scott was employed by Arthur Andersen LLP for 22 years, where he served as a partner in the technology and communications practice.
  Hugh A. Tarpley, Executive Vice President, Strategic Investments of
Dynegy Inc., is responsible for the Company's merger and acquisition activities, which also includes asset sales and managing Dynegy's strategic investments. Prior to joining Dynegy in 1997, Mr. Tarpley served as U.S. Country Manager and Chief Finance Officer of the Americas Group for British Gas and, before that, served as Treasurer for Virginia International Company.
  R. Blake Young, Executive Vice President and President, Global Technology of Dynegy Inc., is responsible for worldwide technology deployment across Dynegy's core businesses including business systems development and support, technology infrastructure, advanced technology initiatives and technology planning and strategy. He is also responsible for Dynegy's e-commerce and e-business initiatives, advancing the application of new technology to Dynegy's businesses and identifying new technology-related alliances and investments. Prior to joining the Company, Mr. Young was with Campbell Soup Company in 1997 and 1998 and was responsible for technology deployment across its U.S. Grocery Division and the head of global business systems strategy. Mr. Young was previously employed by Tenneco Energy for approximately 13 years, where he served as Vice President and Chief Information Officer.

                                     { 19 }

DYNEGY INC.  PART I

ITEM 2. PROPERTIES
A description of the Company's properties is included in Item 1, Business, and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS
See Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                     { 20 }

DYNEGY INC.  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's Class A common stock, no par value per share (the "Class A common stock"), is listed and traded on the New York Stock Exchange under the ticker symbol "DYN". The number of stockholders of record of the Class A common stock as of March 4, 2002, based upon records of registered holders maintained by the Company's transfer agent, was 23,408.
  The Company's Class B common stock, no par value per share, is neither listed nor traded on any exchange. All of the shares of Class B common stock are owned by Chevron U.S.A. Inc.
  The following table sets forth the high and low sales prices for the Class A common stock for each full quarterly period during the fiscal years ended December 31, 2001 and 2000, respectively, as reported on the New York Stock Exchange Composite Tape, and related dividends paid per share during such periods. Such prices and dividends paid are adjusted for a two-for-one stock split on August 22, 2000. Such prices and dividends paid per share prior to February 1, 2000 are adjusted for the 0.69-to-one exchange ratio used in the Illinova acquisition.

SUMMARY OF DYNEGY'S COMMON STOCK PRICE AND DIVIDEND PAYMENTS

                                                                High      Low   Dividend
----------------------------------------------------------------------------------------
2001:
   Fourth Quarter                                             $46.94   $20.90   $  0.075
   Third Quarter                                               48.24    31.27      0.075
   Second Quarter                                              57.95    42.00      0.075
   First Quarter                                               53.15    39.25      0.075

2000:
   Fourth Quarter                                             $56.63   $43.31   $  0.075
   Third Quarter                                               57.58    34.76      0.075
   Second Quarter                                              39.94    27.63      0.075
   First Quarter                                               31.37    17.30      0.022

  Dynegy intends to continue to pay a quarterly cash dividend of $0.075 per common share, subject to the availability of funds legally available therefor and declaration by the Board of Directors.
  In July 2001, the Company established the Dynegy Short-Term Executive Stock Purchase Loan Program. Under this program, the Company may loan eligible employees funds to acquire Class A common stock through market purchases. The related notes have a two-year maturity, bear interest at the greater of 5 percent or the Applicable Federal Rate as of the loan date and are full recourse to the participants. At December 31, 2001, the Company had issued approximately $13 million of loans pursuant to this program.
  In December 2001, certain officers of the Company purchased approximately
1.2 million shares of Class A common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933. These officers received loans from the Company to purchase the common stock at $19.75 per share, the same price as the net proceeds to the Company in the December 2001 public offering. The officers paid for the shares by entering into promissory notes with the Company for an initial term of 60 days. The maturity date of the notes was extended for an additional 30 days with the approval of the Board of Directors. These loans bear interest at a rate of 3.25 percent and are full recourse to the borrowers. The Company recognized compensation expense in 2001 of approximately $1.2 million related to the shares purchased by these officers, which was recorded as "General and Administrative Expense."

                                     { 21 }

DYNEGY INC.  PART II

SHAREHOLDER AGREEMENT
Chevron U.S.A. Inc. ("Chevron"), now a subsidiary of ChevronTexaco Corp, in connection with the Illinova acquisition, entered into a shareholder agreement with Dynegy governing certain aspects of their relationship, some of which are discussed below.
  The shareholder agreement grants Chevron preemptive rights to acquire shares of Dynegy common stock in proportion to its then-existing ownership of Dynegy stock whenever Dynegy issues shares of stock or securities convertible into stock. In addition, Chevron may freely acquire up to 40 percent of the outstanding voting securities of Dynegy. If Chevron wishes to acquire more than 40 percent of Dynegy's voting securities, it must make an offer to acquire all of the outstanding stock of Dynegy. Any offer by Chevron for all of the outstanding stock is subject to an auction process, the details of which are set forth in the shareholder agreement.
  Upon consummation of the Illinova acquisition, Chevron received shares of Class B common stock in exchange for the shares of common stock it owned in the former Dynegy and purchased additional shares of Class B common stock for cash. Chevron's ownership of Class B common stock entitles it to designate three members of Dynegy's Board of Directors. The shareholder agreement prohibits Chevron from selling or transferring shares of Class B common stock except in the following transactions:
 - in a widely-dispersed public offering; or
 - a sale to an unaffiliated third party, provided that Dynegy is given the opportunity to purchase, or to find a different buyer to purchase, the shares proposed to be sold by Chevron.
  Upon the sale or transfer to any person other than an affiliate of Chevron, the shares of Class B common stock are automatically converted into shares of Class A common stock.
  The shareholder agreement further provides that Dynegy may require Chevron and its affiliates to sell all of the shares of Class B common stock under certain circumstances. These rights are triggered if Chevron or its Board designees block--which they are entitled to do under Dynegy's Bylaws--any of the following transactions two times in any 24-month period or three times over any period of time:
 - the issuance of new shares of stock where the aggregate consideration to be received exceeds the greater of $1 billion or one-quarter of Dynegy's total market capitalization;
 - any merger, consolidation, joint venture, liquidation, dissolution, bankruptcy, acquisition of stock or assets, or issuance of common or preferred stock, any of which would result in payment or receipt of consideration having a fair market value exceeding the greater of $1 billion or one-quarter of Dynegy's total market capitalization; or
 - any other transaction or series of related transactions having a fair market value exceeding the greater of $1 billion or one-quarter of Dynegy's total market capitalization.
  However, upon occurrence of one of these triggering events and in lieu of selling Class B common stock, Chevron may elect to retain the shares of Class B common stock but forfeit its right and the right of its Board designees to block the transaction listed above. A block consists of a vote against a proposed transaction by either (a) all of Chevron's representatives on the Board of Directors present at the meeting where the vote is taken (if the transaction would otherwise be approved by the Board of Directors) or (b) any of the Class B common stock held by Chevron and its affiliates if the transaction otherwise would be approved by at least two-thirds of all other shares entitled to vote on the transaction, excluding shares held by management, directors or subsidiaries of Dynegy.
  The shareholder agreement also prohibits Dynegy from taking the following actions:
 - issuing any shares of Class B common stock to any person other than Chevron and its affiliates;

                                     { 22 }

DYNEGY INC.  PART II

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

ITEM 6. SELECTED FINANCIAL DATA
The selected financial information presented below was derived from, and is qualified by reference to, the Consolidated Financial Statements of the Company, including the Notes thereto, contained elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. Earnings (loss) per share ("EPS"), shares outstanding for EPS calculation and cash dividends per common share are adjusted for a two-for-one stock split on August 22, 2000 and, for all periods prior to February 1, 2000, for the 0.69-to-one exchange ratio in the Illinova acquisition.

DYNEGY'S SELECTED FINANCIAL DATA

                                                               Year Ended December 31,
                                                  -------------------------------------------------
($ IN MILLIONS, EXCEPT PER SHARE DATA)                 2001      2000      1999      1998      1997
---------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA(1):
Revenues                                          $  42,242   $29,445   $15,430   $14,258   $13,378
Operating margin                                      1,937     1,459       544       429       385
General and administrative expenses                     513       329       201       186       149
Depreciation and amortization expense                   454       389       129       113       104
Asset impairment, abandonment and other charges           -         -         -        10       275
Net income (loss)                                 $     648   $   501   $   152   $   108   $  (102)

Earnings (loss) per share                         $    1.90   $  1.48   $  0.66   $  0.48   $ (0.49)
Shares outstanding for EPS calculation                  340       315       230       227       208
Cash dividends per common share                   $    0.30   $  0.25   $  0.04   $  0.04   $  0.04

CASH FLOW DATA:
Cash flows from operating activities              $     811   $   438   $     9   $   251   $   279
Cash flows from investing activities                 (3,413)   (1,304)     (319)     (295)     (511)
Cash flows from financing activities                  2,734       907       327        50       205

OTHER FINANCIAL DATA:
EBITDA(3)                                         $   1,628   $ 1,402   $   434   $   346   $   292
Dividends or distributions to partners, net            (102)     (112)       (8)       (8)       (8)
Capital expenditures, acquisitions and
   investments(4)                                    (3,981)   (2,112)     (449)     (478)   (1,034)

                                     { 23 }

DYNEGY INC.  PART II

                                                                   December 31,
                                                 -------------------------------------------------
($ IN MILLIONS)                                       2001      2000      1999      1998      1997
--------------------------------------------------------------------------------------------------
BALANCE SHEET DATA(2):
Current assets                                   $   9,507   $10,150   $ 2,805   $ 2,117   $ 2,019
Current liabilities                                  8,555     9,379     2,539     2,026     1,753
Property and equipment, net                          8,139     6,707     2,018     1,932     1,522
Total assets                                        24,874    21,406     6,525     5,264     4,517
Long-term debt                                       3,608     2,828     1,299       953     1,002
Transitional funding notes                             516       605         -         -         -
Non-recourse debt                                        -         -        35        94         -
Serial preferred securities of a subsidiary             46        46         -         -         -
Company obligated preferred securities of
   subsidiary trust                                    200       300       200       200       200
Series A convertible preferred securities            1,503         -         -         -         -
Minority interest                                      850       850         -         -         -
Capital leases                                          44        15         -         -         -
Total equity                                         4,719     3,598     1,309     1,128     1,019

----------------------------------
(1) The following acquisitions were accounted for in accordance with the purchase method of accounting and the results of operations attributable to the acquired businesses are included in the Company's financial statements and operating statistics beginning on the acquisitions' effective date for accounting purposes:
   - BG Storage Limited ("BGSL") - December 1, 2001;
   - iaxis, Limited ("iaxis") - March 1, 2001;
   - Extant, Inc. ("Extant") - October 1 2000;
   - Illinova Corporation ("Illinova") - January 1, 2000; and
   - Destec Energy, Inc. ("Destec") - July 1, 1997.

(2) The BGSL, iaxis, Extant, Illinova, and Destec acquisitions were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. See footnote 1 above for respective effective dates.

(3) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to service its debt and to make capital expenditures. It is not a measure of operating results and is not presented in the Consolidated Financial Statements. The 1997 amount includes the non-cash portion of items associated with the $275 million impairment and abandonment charge. Certain reclassifications have been made to prior-period amounts to conform with current-period financial statement classification.

(4) Includes all value assigned to the assets acquired in various business and asset acquisitions. The 1997 amount is before reduction for value received upon sale of Destec's foreign and non-strategic assets of approximately $735 million.

                                     { 24 }

DYNEGY INC.  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dynegy is one of the world's leading energy merchants. Through its global energy delivery network and marketing, logistics and risk-management capabilities, the Company provides innovative solutions to customers in North America, the United Kingdom and Continental Europe. Dynegy's operations are reported in four segments: Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in the physical supply of and risk-management activities around wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing businesses and worldwide natural gas liquids marketing and transportation operations. Dynegy's T&D segment includes the operations of Illinois Power Company ("IP"), an energy delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. Beginning with the first quarter 2002, the T&D segment will include results from Northern Natural Gas Company ("Northern Natural"), which Dynegy acquired in
January 2002. DGC is engaged in pursuing and capturing opportunities in the converging energy and communications marketplace. DGC has a global long-haul fiber optic and metropolitan network in key cities in the United States and Europe.

LIQUIDITY AND CAPITAL RESOURCES
The Company's business strategy has historically focused on acquiring, constructing or contracting for a regionally diverse network of energy assets to capture potential synergies existing among these types of assets and Dynegy's marketing businesses. Dynegy relies upon operating cash flow along with borrowings under a combination of commercial paper programs, money market lines of credit, credit facilities and project-specific debt financings, as well as public debt and equity issuances for its liquidity and capital resource requirements.
  In the fourth quarter of 2001, the Company announced a $1.25 billion capital restructuring program to address market concerns regarding balance sheet strength in the merchant energy industry sector. In accordance with the plan, Dynegy raised $744 million in net proceeds through the sale of approximately
37.9 million shares of common stock (including 27.5 million shares to the public in December 2001 and approximately 10.4 million shares to ChevronTexaco in January 2002). Net proceeds from the sale of these shares were used to reduce outstanding indebtedness and for general corporate purposes.
  In addition, the Company reduced its original 2002 capital-spending program by over $500 million to approximately $1.2 billion. The Company's primary capital expenditure focus will be the acquisition and/or construction of energy assets that will enable the Company to expand its energy network. Expenditures will include maintenance capital at existing asset facilities of approximately
$430 million. The Company also anticipates making limited future capital expenditures associated with the worldwide development and implementation of network and connectivity solutions relating to its communications network.
  The Company continues to assess other alternative means for raising capital, including potential dispositions of under-performing or non-strategic assets. These steps under the capital restructuring program are being implemented pursuant to management's desire to reduce leverage and to establish revised targets for debt to capitalization and coverage ratios.
  In January 2002, the Company completed its acquisition of Northern Natural. Enron Corp. ("Enron") has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus certain adjustments. Dynegy's acquisition of this asset temporarily increases the

                                     { 25 }

DYNEGY INC.  PART II

Company's financial leverage. This increased leverage results partially from Northern Natural's $950 million of indebtedness and partially from the $1.5 billion of Series B Mandatorily Convertible Redeemable Preferred Stock ("Series B Preferred Stock") sold to ChevronTexaco, the proceeds of which were used to purchase preferred stock in Northern Natural. The Series B Preferred Stock, as currently structured, is mandatorily redeemable by Dynegy in November 2003. The Company is actively assessing alternatives regarding the Series B Preferred Stock and its capital structure to accommodate Northern Natural in the event Enron does not exercise its repurchase option.

CREDIT RATING DISCUSSION
Credit ratings impact the Company's ability to obtain short- and long-term financing, the cost of such financing and the execution of its commercial strategies in a cost-effective manner. In determining the Company's credit ratings, the rating agencies consider a number of factors. Quantitative factors that appear to be given significant weight include, among other things, earnings before interest, taxes and depreciation and amortization ("EBITDA"); operating cash flow; total debt outstanding; off balance sheet obligations and other commitments; fixed charges such as interest expense, rent or lease payments; payments to preferred stockholders; liquidity needs and availability and various ratios calculated from these factors. Qualitative factors appear to include, among other things, predictability of cash flows, business strategy, industry position and contingencies.
  Substantially all of the credit ratings of Dynegy Inc. and its subsidiaries are under review primarily due to uncertainties regarding the litigation by Enron against Dynegy (which is more fully discussed in Note 11 to the consolidated financial statements). In addition, as a result of the Enron bankruptcy, the credit rating agencies have refocused their attention on the credit characteristics and credit protection measures of industry participants, and in some cases appear to have tightened the standards for a given rating level. Before Dynegy's capital restructuring program was announced, Moody's downgraded its ratings of Dynegy and its subsidiaries. The capital restructuring program was designed to restore the Moody's ratings and maintain the Fitch and Standard & Poors' ratings. There can be no assurance that these results will be achieved, but the Company believes it is taking action to accomplish this result.
  As of February 28, 2002, Dynegy's senior unsecured debt ratings, as assessed by the three major credit rating agencies, were as follows:

Rated Enterprises                                               Standard & Poors'     Moody's   Fitch(5)
--------------------------------------------------------------------------------------------------------
Senior Unsecured Debt Rating:
   Dynegy Holdings Inc.(1)                                                   BBB+        Baa3       BBB+
   Dynegy Inc.(2)                                                             BBB         Ba1        BBB
   Illinois Power(3)                                                          BBB        Baa3       BBB+
   Illinova Corporation(4)                                                    BBB         Ba1        BBB
   Northern Natural(6)                                                         CC          B3         CC
Commercial Paper/Short-Term Rating:
   Dynegy Holdings Inc.                                                       A-2         P-3         F2
   Dynegy Inc.                                                                A-2          NP         F2
   Illinois Power                                                             A-2         P-3         F2

----------------------------------
(1) Dynegy Holdings Inc. is the primary debt financing entity for the enterprise. This entity is a subsidiary of Dynegy Inc. and is a holding company that includes substantially all of the operations of the WEN and DMS business segments.
(2) Dynegy Inc. is the parent holding company. This entity generally provides financing to the enterprise through issuance of capital stock.
(3) Illinois Power is a stand-alone entity from a financial credit perspective. This entity includes the Company's regulated transmission and distribution business in Illinois.
(4) Illinova Corporation is the holding company for Illinois Power and is not used to raise capital.
(5) Fitch's short-term ratings and its ratings on Illinois Power and Illinova Corporation are affirmed.

                                     { 26 }

DYNEGY INC.  PART II

(6) Ratings have not changed since Dynegy's acquisition of Northern Natural, but Standard & Poors' has changed its outlook to developing from negative implications. Moody's has placed the rating under review and Fitch has changed its watch status to positive from negative.

TRIGGER EVENTS
Dynegy's debt instruments and other financial obligations include routine provisions, which, if not met, could require early payment, additional collateral support or similar actions. For Dynegy, these trigger events include leverage ratios, insolvency events, defaults on scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Dynegy does not have any trigger events tied to specified credit ratings or stock price in its debt instruments and has not executed any transactions that require it to issue equity based on credit rating or other trigger events.
  The Company has two non-commercial agreements that have trigger events tied to credit ratings. At December 31, 2001, the amount of cash collateral that the Company could be required to post in the event of a ratings trigger under these two agreements was $301 million. The Company's investment in Catlin, LLC, described below, accounts for $270 million of the possible $301 million in possible cash collateralization and would be triggered only if the senior unsecured debt ratings for Dynegy Holdings were below investment grade with both Standard & Poor's and Moody's. The remaining $31 million relates to the Company's guarantee of certain environmental obligations of West Coast Power, a 50% owned equity investment. This obligation is also triggered by Dynegy Holdings' credit rating.
  The Company's commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements also have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit if the Company's credit ratings were downgraded to non-investment grade status. Under such circumstances, Dynegy would need to post collateral to continue transacting risk-management business with many of its counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would have a negative effect on the Company's profitability. If such collateral was not posted, the Company's ability to continue transacting business as before the downgrade would be impaired.

DISCLOSURE OF FINANCIAL OBLIGATIONS AND CONTINGENT FINANCIAL COMMITMENTS
Dynegy has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the enterprise is required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Financial commitments represent contingent obligations of the enterprise, which become payable only if certain pre-defined events were to occur, such as financial guarantees.
  The following table provides a summary of general financial obligations as of December 31, 2001. This table includes cash obligations related to outstanding debt, redeemable preferred stock and similar financing transactions. This table also includes cash obligations for minimum lease payments associated with general corporate services, such as office and equipment leases.

                                     { 27 }

DYNEGY INC.  PART II

GENERAL FINANCIAL OBLIGATIONS AS OF DECEMBER 31, 2001

                                                          Payments Due By Period
Cash Obligations*                        --------------------------------------------------------
($ in millions)                           Total   2002     2003   2004   2005   2006   Thereafter
-------------------------------------------------------------------------------------------------
Current Portion of Long Term Debt and
  Transitional Funding Trust Notes(1)    $  402   $402   $    -   $  -   $  -   $  -   $        -
Long Term Debt(1)                         3,608      -      190    100    520    200        2,598
Long Term Transitional Funding Trust
  Notes(1)                                  516      -       86     86     86     86          172
Series A Convertible Preferred
  Securities(1)                           1,500      -    1,500      -      -      -            -
Other Mezzanine Preferred Securities(1)     246      -        -      -      -      -          246
Operating Leases(2)                         305     48       44     43     42     40           88
Other Long Term Obligations(3)               15      5        5      5      -      -            -
-------------------------------------------------------------------------------------------------
Total General Financial Obligations      $6,592   $455   $1,825   $234   $648   $326   $    3,104
-------------------------------------------------------------------------------------------------

* Cash obligations herein are not discounted and do not include related interest, accretion or dividends.
(1) Total amounts are included in the December 31, 2001 consolidated balance sheet.
(2) Includes primarily minimum lease payment obligations associated with office and office equipment leases.
(3) Includes estimated decommissioning costs related to the sale of the Clinton nuclear facility in 1999.

  The following table provides a summary of contingent financial commitments as of December 31, 2001. These commitments represent contingent obligations of the Company, which may require a payment of cash upon certain pre-defined events.

CONTINGENT FINANCIAL COMMITMENTS AS OF DECEMBER 31, 2001

                                                                    Expiration By Period
Contingent Obligations*                      ------------------------------------------------------------------
($ in millions)                               Total   2002       2003       2004   2005       2006   Thereafter
---------------------------------------------------------------------------------------------------------------
Letters of Credit                            $  474   $453     $21        $ -      $  -     $ -      $        -
Surety Bonds(1)                                 288    204      31         12        13      14              14
Guarantees(2)                                   713      -       -         69       420       -             224
---------------------------------------------------------------------------------------------------------------
Total Contingent Financial Commitments       $1,475   $657     $52        $81      $433     $14      $      238
---------------------------------------------------------------------------------------------------------------

*   Contingent obligations are presented on an undiscounted basis.
(1) Surety bonds are generally on a rolling twelve-month basis.
(2) Amounts include $657 million of residual value guarantees related to commercial leasing arrangements, further discussed in footnote (1) to the Commercial Financial Obligations table below. Based on the current estimated fair value of the underlying assets, the Company does not anticipate funding such amounts. Approximately $31 million of the balance represents a cash collateralization requirement as described in "Trigger Events" above and is related to West Coast Power. The remaining $25 million relates to an insurance program also for West Coast Power. These guarantees do not have specific expiration dates, thus they have been included in the "Thereafter" category.

  In June 2000, Dynegy and a third party invested in Catlin Associates, L.L.C. ("Catlin"), an entity that is consolidated by Dynegy, with the third party's investment included in Minority Interest in the Consolidated Balance Sheet. Dynegy invested $100 million in Catlin and the third party invested
$850 million. As a result of its investment, the third party is entitled to a non-controlling preferred interest in Catlin, which holds economic interests in midwest generation assets. On or before June 29, 2005, Dynegy and the third party investor must agree upon whether and how to make future investments on behalf of Catlin. If the shareholders are not able to reach agreement regarding permitted investments or Catlin fails to pay the preferred return to the third party, Dynegy has the option to purchase the investor's interest for $850 million or liquidate the assets of Catlin. Dynegy retains an option to acquire the minority investor's interest in Catlin through June 2010 for $850 million. Catlin has limited recourse to Dynegy, with such recourse building over time to a maximum of

                                     { 28 }

DYNEGY INC.  PART II

$270 million in 2005. As of December 31, 2001, recourse to Dynegy was approximately $35 million. In addition, in the event projected cash flow is insufficient, Dynegy may be required to make an additional capital contribution of $60 million to Catlin. The $60 million contingent obligation expires on December 31, 2002. Approximately $270 million of the $301 million cash collateralization requirement described in "Trigger Events" above is related to Catlin.
  The following table provides a summary of commercial financial obligations, which are directly associated with revenue-producing activities. These arrangements provide Dynegy access to assets that provide it with manufacturing and logistical capacity needed to execute its business strategy, which is focused upon the physical delivery of energy products to its customers. These obligations include certain unconditional purchase obligations associated with generation turbines, minimum lease payments associated with operating leases on generation assets, long-haul fiber optic network capacity and certain other assets used in its operations, as well as capacity payments under generation supply tolling arrangements and transportation, transmission and storage arrangements. The market value of revenue sources associated with these obligations is estimated to exceed the aggregate cash obligations under these contracts as of December 31, 2001.

COMMERCIAL FINANCIAL OBLIGATIONS AS OF DECEMBER 31, 2001

                                                           Payments Due By Period
Cash Obligations*                          ------------------------------------------------------
($ in millions)                             Total   2002   2003   2004   2005   2006   Thereafter
-------------------------------------------------------------------------------------------------
Operating Leases(1)                        $1,933   $117   $118   $113   $ 96   $ 83   $    1,406(5)
Unconditional Purchase Obligations(2)         192    126     37     16      5      5            3
Firm Capacity Payments(3)                   2,726    328    297    273    241    226        1,361
Conditional Purchase Obligations(4)           400      9     57     76    124    110           24
Other Long Term Obligations                    44     14      5      5      5      5           10
-------------------------------------------------------------------------------------------------
Total Commercial Financial Obligations     $5,295   $594   $514   $483   $471   $429   $    2,804
-------------------------------------------------------------------------------------------------

*   Cash obligations are presented on an undiscounted basis.
(1) Amounts include the minimum lease payment obligations associated with the following arrangements. The Company is a party to 13 commercial lease arrangements with third parties. Six of the arrangements relate to generation assets, five relate to NGL marketing assets and two relate to long-haul fiber optic network capacity. The Contingent Financial Commitments table includes the residual value guarantees of $657 million related to these arrangements. Such leasing arrangements are accounted for as operating leases, thus the related future obligations are not recorded as liabilities on the Company's consolidated balance sheet and the depreciation of these assets is not included in the consolidated statement of operations. The Company elected to utilize leasing structures to optimize the capital resource allocation, earnings and tax attributes of the enterprise. Dynegy may ultimately acquire some or all of the leased assets through exercise of purchase options established at lease inception based on the then fair market value, but does not have any plans to do so at this time.
(2) Amounts include natural gas, coal, systems design, and power purchase agreements. Approximately $117 million of the $192 million represents long-term supply contracts that are passed through to end use customers.
(3) Firm capacity payments include payments aggregating $2 billion that provide Dynegy with the option to convert natural gas to electricity at third-party owned facilities ("tolling arrangements"). These amounts include tolling payments that are reflected on the Consolidated Balance Sheet in "Risk-Management Assets" or "Risk-Management Liabilities" and those that are accounted for on an accrual basis, each as determined by the applicable contractual terms and in accordance with generally accepted accounting principles. Approximately 91 percent of the $2 billion of aggregate tolling capacity payments are accounted for on an accrual basis. These contracts provide Dynegy access to regional generation capacity to fulfill physical contract requirements of its customers. On a discounted basis, these capacity payments totaled $1.4 billion. Based on current estimates, the market value of electricity available for sale under these tolling arrangements exceeds the discounted fair value of the capacity payments by $325 million, after adjusting for market, credit and other reserves. Substantially all of this value is attributable to contracts accounted for under the accrual method. Other firm capacity payments totaling approximately $715 million include fixed obligations associated with transmission, transportation and storage arrangements routinely used in the physical movement and storage of energy consistent with the Company's business strategy.

                                     { 29 }

DYNEGY INC.  PART II

(4) Amounts include the Company's obligations as of December 31, 2001 to purchase 11 gas-fired turbines and an information systems service agreement. Commitments under the turbine purchase orders are payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide the Company with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The amounts herein assume all 11 turbines will be purchased. However, Dynegy can cancel these arrangements at anytime, subject to a termination fee. If Dynegy had terminated the turbine purchase orders at December 31, 2001, the termination fee would have been $12 million, reducing Dynegy's conditional purchase commitment by $358 million. Additionally, if Dynegy had terminated the service agreement at December 31, 2001, the termination fee would have been $9 million, reducing Dynegy's commitment by $21 million.
(5) Amounts primarily relate to leases of the Central Hudson generating assets discussed further in Note 14 to the consolidated financial statements.

  IP has entered into other generating unit specific contracts that stipulate fixed payments for the supply of energy as well as variable payments for the reimbursement of operating costs. Currently, the costs associated with these arrangements are included in IP's revenue requirements under its rate-making process.
  Dynegy has entered into various joint ventures (see Note 6 to the consolidated financial statements) principally for the purpose of sharing risk or to optimize existing commercial relationships. These joint ventures maintain independent capital structures and have financed their operations on a non-recourse basis to Dynegy.

AVAILABLE CREDIT CAPACITY
The following table provides the components of the Company's available credit capacity.

AVAILABLE CREDIT CAPACITY AS OF DECEMBER 31, 2001

                                                                                     Dynegy
                                                                         Dynegy    Holdings   Illinois
($ in millions)                                                Total       Inc.        Inc.      Power
------------------------------------------------------------------------------------------------------
Outstanding Commercial Paper, Loans and Letters of Credit     $1,300   $      -   $   1,022   $    278
Unused Borrowing Capacity                                        940        300         618         22
------------------------------------------------------------------------------------------------------
Total Credit Capacity                                         $2,240   $    300   $   1,640   $    300
------------------------------------------------------------------------------------------------------

  Due primarily to current market conditions, the Moody's rating action, concerns about Dynegy's exposure to the Enron litigation (discussion following under "Enron/Northern Natural") and other factors, access to the Commercial Paper markets is limited. During this period of market uncertainty, Dynegy has relied upon existing bank credit lines, operating cash flow and cash balances on hand for its short-term liquidity requirements. The Company used proceeds from its December 2001 and January 2002 stock sales to pay down portions of these bank credit lines and for general working capital purposes. The Company's 364-day revolving credit facilities - a $1.2 billion facility at Holdings and a $300 million facility at IP - mature in May 2002. The Company anticipates refinancing these bank credit facilities in the ordinary course of business.
  As of February 27, 2002, the Company had committed credit lines of approximately $2.7 billion. As of such date, it had borrowings of approximately $1.1 billion and outstanding letters of credit of approximately $427 million under these credit facilities, leaving approximately $1.2 billion of available borrowing capacity under these credit facilities. In addition, the Company had cash of approximately $560 million. As a result, the Company's liquidity position was approximately $1.7 billion. This reflects the application of approximately $497 million in net proceeds from the issuance by Holdings of $500 million 8.750% Senior Notes due 2012, which closed on February 21, 2002. Management believes this level of

                                     { 30 }

DYNEGY INC.  PART II

liquidity is adequate to allow Dynegy to operate its business, even in the event of a downgrade in credit rating.

ENRON/NORTHERN NATURAL
On November 9, 2001, Dynegy entered into a merger agreement with Enron. The closing of the merger was conditioned upon the accuracy of representation and warranties, approval of the shareholders of both Dynegy and Enron, the receipt of applicable regulatory approvals, the absence of material adverse changes and other customary conditions.
  On November 13, 2001, in connection with the merger agreement, ChevronTexaco purchased 150,000 shares of Dynegy's Series B Preferred Stock for $1.5 billion. Dynegy used the $1.5 billion of proceeds from this issuance to purchase 1,000 shares of Series A Preferred Stock in Northern Natural. The Series A Preferred Stock has a 6% cumulative dividend which accrues from the issue date but is not payable until January 31, 2003. In connection with the preferred stock investment in Northern Natural, Dynegy paid $1 million to acquire an option to purchase all of the equity of Northern Natural's indirect parent company. The exercise price for the option was $23 million, subject to adjustment based on Northern Natural's indebtedness and working capital.
  On November 28, 2001, Dynegy exercised its right to terminate the merger agreement with Enron. The above-mentioned agreements were impacted as follows:
 - Dynegy exercised its option to purchase the indirect parent company of Northern Natural. The closing of the transaction occurred on January 31, 2002. An Enron subsidiary has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus accrued but unpaid dividends on the Series A Preferred Stock and the option exercise price, subject to adjustment based on Northern Natural's indebtedness and working capital.
 - At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. Approximately $500 million of this debt is in the form of senior unsecured notes and the remaining $450 million is in the form of a secured line of credit. Dynegy has agreed to commence a tender offer by April 1, 2002 for $100 million of the senior unsecured notes due May 2005. The significant terms of such debt are as follows ($ in millions):

   Senior Notes, 6.875% due May 2005                            $100
   Senior Notes, 6.75% due September 2008                        150
   Senior Notes, 7.00% due June 2011                             250
   Borrowing under Revolving Credit Agreement, 4.66% due
   November 2002                                                 450
----------------------------------------------------------------------
      Total debt                                                $950
----------------------------------------------------------------------

 - Each share of Dynegy's Series B Preferred Stock became convertible, at the option of ChevronTexaco, for a period of two years, into shares of Dynegy Class B common stock at the conversion price of $31.64. Dynegy incurred an implied dividend as a result of this event of approximately $65 million. The intrinsic value of the conversion option given to ChevronTexaco was based on the conversion price, which was at a 5% discount to market. Dynegy is recognizing this dividend over the period the Series B Preferred Stock is outstanding as required by generally accepted accounting principles. Unless ChevronTexaco exercises its conversion right, Dynegy is required to redeem the Series B Preferred Stock for $1.5 billion two years from the date of issuance. The Series B Preferred Stock is not entitled to a dividend.
  On December 2, 2001, Enron filed for federal bankruptcy protection in the United States Bankruptcy Court, Southern District of New York. Enron also filed an adversary proceeding in the bankruptcy court against Dynegy Inc. and Dynegy Holdings Inc. seeking damages of $10 billion for wrongful termination of the merger agreement and the wrongful exercise of its

                                     { 31 }

DYNEGY INC.  PART II

option to take ownership of Northern Natural. (Please refer to Note 11 of the audited financial statements for further discussion of this dispute). As a result of the bankruptcy, Dynegy recognized in its fourth quarter 2001 financial results a pretax charge of $10 million related to costs incurred in the terminated merger and a $78 million pretax charge related to the Company's net exposure for commercial transactions with the bankrupt enterprise. The global netting agreement between Dynegy and Enron as well as the valuation of these commercial transactions covered by the agreement are subject to approval by the bankruptcy court.

RECENT ACQUISITIONS
In the fourth quarter of 2001, Dynegy completed the purchase of BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy paid approximately L421 million (approximately $595 million at November 28, 2001) for BGSL. The storage assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The acquisition of BGSL established Dynegy's physical asset presence in the United Kingdom. In the first quarter of 2001, Dynegy finalized the acquisition of iaxis, Limited, a London-based communications company.
  Also in the first quarter of 2001, Dynegy completed the acquisition of two Central Hudson power generation facilities in New York. The Central Hudson facilities consist of a combination of base load, intermediate and peaking facilities aggregating approximately 1,700 MW. The facilities are located approximately 50 miles north of New York City and were acquired for approximately $903 million cash, plus certain inventory and working capital adjustments. The acquisition of these facilities established Dynegy's physical power presence in the region.
  In May 2001, subsidiaries of Dynegy completed a sale-leaseback transaction with a third party to provide term financing with respect to the Central Hudson facilities. Under the terms of the sale-leaseback transaction, subsidiaries of Dynegy sold certain plants and equipment and agreed to lease them back for terms expiring within 34 years, exclusive of renewal options.

CAPITAL SPENDING
The 2002 budget of $1.2 billion includes construction projects in progress, maintenance capital projects, environmental projects, technology infrastructure and software enhancements, contributions to equity investments, leasing transactions and certain discretionary capital investment funds. The capital budget is subject to revision as opportunities arise or circumstances change. Funds approved to be spent for the aforementioned items by the various segments in 2002 are as follows:

CAPITAL BUDGET FOR 2002

                                                              Estimated
Segment or Category                                             Capital
($ in millions)                                                Spending
-----------------------------------------------------------------------
Wholesale Energy Network                                      $     733
Dynegy Midstream Services                                            75
Transmission and Distribution                                       194
Dynegy Global Communications                                         50
Information Technology and Other                                    144
-----------------------------------------------------------------------
                                                              $   1,196
-----------------------------------------------------------------------

                                     { 32 }

DYNEGY INC.  PART II

  Included within WEN's capital budget are funds to complete three power plants under construction that are expected to begin commercial operation during the summer of 2002. The natural gas-fired facilities will provide additional generation of approximately 1,500 MW in the aggregate and are located in Kentucky and Michigan. Additionally, construction has also started on an 800 MW natural gas-fired peaking facility in Ohio which is expected to begin operations during the summer of 2003.

COMMITMENTS AND CONTINGENCIES
See Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated herein by reference, for a discussion of the Company's commitments and contingencies.

CALIFORNIA MARKET/WEST COAST POWER
Dynegy and NRG Energy each own 50 percent of West Coast Power, a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets independently, as a wholesale marketer of gas and power. Substantially all of Dynegy's direct sales made in California represent either gas sales made under securitized arrangements or bilateral sales made to creditworthy counterparties. Through its interest in West Coast Power, Dynegy has credit exposure to certain state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power also sells directly to the California Department of Water Resources ("DWR") and pursuant to other bilateral agreements. Pursuant to a November 7, 2001 FERC order, the DWR was ordered for the period of January 17, 2001 forward to pay for all power purchased on behalf of the net short loads of PG&E and Southern California Edison. DWR has complied with this order, though there remain a number of disputes. Additionally, on February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict how the FERC will respond to these complaints. The Company is vigorously defending against these complaints.
  Between the fourth quarter of 2000 and the second quarter of 2001, the power and natural gas markets in California experienced substantial volatility driven by a fundamental imbalance in supply and demand and the retail electricity price caps imposed on the state's two largest utilities. The California market situation had many impacts, the most significant of which include: (a) a Chapter 11 bankruptcy filing by PG&E; (b) Dynegy's inclusion on PG&E's creditor committee; (c) separate rulings by the Ninth Circuit Court of Appeals and the FERC acknowledging that generators in California are not required to sell to noncreditworthy counterparties; (d) the FERC's decision to investigate gas pipeline marketing affiliate abuse in the region; (e) the FERC's imposition of a market mitigation plan for the Western States Coordinating Council; (f) FERC orders directing electricity suppliers to either refund a portion of certain sales revenue or justify their prices above approved pricing amounts; (g) a failed settlement conference to determine potential refunds; (h) the scheduling and subsequent rescheduling of a FERC hearing to calculate any such refunds;
(i) continued debate over the validity and legality of long-term power supply contracts executed by state agencies; and (j) a settlement agreement between Southern California Edison and the California Public Utilities Commission that is designed to allow Southern California Edison to pay its past due debts and return it to creditworthy status. In addition, Dynegy and certain of its officers were named in various lawsuits associated with the California situation, which are more fully

                                     { 33 }

DYNEGY INC.  PART II

discussed in Note 11 to the Consolidated Financial Statements. Additionally, on March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including those owned directly by West Coast Power and indirectly by Dynegy Inc. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. In the aggregate, the complaints seek more than $150 million in penalties, restitution and return profits from the generators. The Company believes the allegations are without merit and will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.
  As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and the Ninth Circuit Court of Appeals and the FERC decisions regarding counterparty choice for generators as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At December 31, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $227 million. Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves to reflect market uncertainties.

CHEVRONTEXACO COMMERCIAL RELATIONSHIP
Dynegy and ChevronTexaco are in the late stages of negotiations to expand existing commercial relationships to include natural gas and domestic mixed NGLs and NGL products produced or controlled by the former Texaco. The expanded term agreements would extend through August 2006. This expanded relationship will increase the volume of natural gas we purchase from ChevronTexaco from approximately 2 Bcf/d to approximately 3 Bcf/d. We also expect to provide supply and service for approximately 2 Bcf/d of natural gas for the former Texaco's facilities and third-party term markets. In addition, DMS' expanded contract with ChevronTexaco is expected to include substantially all of the U.S. NGL production of the former Texaco. Concurrent with the expanded commercial agreements, the two companies are exploring alternative security provisions that would be mutually beneficial. Alternatives could include replacement of existing credit support arrangements with a perfected security interest in a portion of our trade receivables.

DIVIDEND POLICY
In 2002, Dynegy intends to pay an annual dividend of $0.30 per share of common stock, subject to declaration by the Board of Directors of the Company and the availability of funds legally available therefore. The Class B common stock has certain conversion features and maintains certain preemptive rights under the Chevron U.S.A. Inc. shareholder agreement (See Item 5. "Shareholder Agreement" for more details).

                                     { 34 }

DYNEGY INC.  PART II

CONCENTRATION OF CREDIT RISK
As a result of recent volatility in both the commodity and equity markets, Dynegy has reviewed in-depth its industry credit concentration as well as specific counterparty credit risks. Based on this reassessment, Dynegy continues to believe that credit risk imposed by industry concentration is largely offset by the diversification and creditworthiness of its customer base. The Company believes that its corporate credit policies are aligned with business risks in support of minimizing enterprise credit risk.

ACCOUNTING PRONOUNCEMENTS
See Item 8., Financial Statements and Supplementary Data, Note 2, which is incorporated herein by reference, for a discussion of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144").

CONCLUSION
The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity or debt issuances, if required.

RESULTS OF OPERATIONS
The following table reflects certain operating and financial data for the Company's business segments for the years ended December 31, 2001, 2000 and 1999, respectively. The impact of acquisition and disposition activity during the three-year period reduces the comparability of certain historical financial and volumetric data. This is especially true as it relates to power generation, gas processing and transmission and distribution volumes and to certain financial data associated with the operations purchased in the Illinova acquisition and the financial results reflected in the DGC segment.

                                     { 35 }

DYNEGY INC.  PART II

DYNEGY'S RESULTS OF OPERATIONS

($ in Millions)                                                 WEN    DMS   T & D    DGC    Total
--------------------------------------------------------------------------------------------------
2001
Operating Margin:
Wholesale Energy Network:
   Customer and Risk-Management Activities                    $ 619   $  -   $   -   $  -   $  619
   Asset Businesses                                             645      -       -      -      645
Dynegy Midstream Services:
   Upstream                                                       -    160       -      -      160
   Downstream                                                     -    118       -      -      118
Transmission & Distribution                                       -      -     417      -      417
Communications                                                    -      -       -    (22)     (22)
Equity Earnings                                                 203     13       -     26      242
--------------------------------------------------------------------------------------------------
   Financial Contribution                                     1,467    291     417      4    2,179
Depreciation and Amortization Expense                          (182)   (82)   (168)   (22)    (454)
General and Administrative Expense                             (296)   (59)    (84)   (74)    (513)
Other Items, Net                                                (50)   (10)     20      2      (38)
--------------------------------------------------------------------------------------------------
   Earnings (Loss) Before Interest and Taxes(1)               $ 939   $140   $ 185   $(90)  $1,174
Net Income (Loss)                                             $ 609   $ 56   $  45   $(62)  $  648
Recurring Net Income (Loss)(2)                                $ 660   $ 59   $  55   $(61)  $  713

2000
Operating Margin: Wholesale Energy Network:
   Customer and Risk-Management Activities                    $ 338   $  -   $   -   $  -   $  338
   Asset Businesses                                             432      -       -      -      432
Dynegy Midstream Services:
   Upstream                                                       -    116       -      -      116
   Downstream                                                     -    140       -      -      140
Transmission & Distribution                                       -      -     433      -      433
Communications                                                    -      -       -      -        -
Equity Earnings                                                 181     24       -      -      205
--------------------------------------------------------------------------------------------------
   Financial Contribution                                       951    280     433      -    1,664
Depreciation and Amortization Expense                          (125)  (105)   (156)    (3)    (389)
General and Administrative Expense                             (190)   (61)    (62)   (16)    (329)
Other Items, Net                                                127    (55)     (9)     4       67
--------------------------------------------------------------------------------------------------
   Earnings (Loss) Before Interest and Taxes(1)               $ 763   $ 59   $ 206   $(15)  $1,013
Net Income (Loss)                                             $ 441   $ 19   $  53   $(12)  $  501
Recurring Net Income (Loss)(2)                                $ 354   $ 55   $  55   $(12)  $  452

1999
Operating Margin: Wholesale Energy Network:
   Customer and Risk-Management Activities                    $ 211   $  -   $   -   $  -   $  211
   Asset Businesses                                              73      -       -      -       73
Dynegy Midstream Services:
   Upstream                                                       -    123       -      -      123
   Downstream                                                     -    137       -      -      137
Transmission & Distribution                                       -      -       -      -        -
Communications                                                    -      -       -      -        -
Equity Earnings                                                  62     18       -      -       80
--------------------------------------------------------------------------------------------------
   Financial Contribution                                       346    278       -      -      624
Depreciation and Amortization Expense                           (35)   (94)      -      -     (129)
General and Administrative Expense                             (128)   (73)      -      -     (201)
Other Items, Net                                                 19     (8)      -      -       11
--------------------------------------------------------------------------------------------------
   Earnings Before Interest and Taxes(1)                      $ 202   $103   $   -   $  -   $  305
Net Income                                                    $ 107   $ 45   $   -   $  -   $  152
Recurring Net Income(2)                                       $ 101   $ 45   $   -   $  -   $  146

----------------------------------
(1) EBIT equals pretax earnings before deduction of interest expense. Certain reclassifications have been made to prior-period amounts to conform with current-period financial statement presentation.
(2) Recurring Net Income adjusts Net Income for identified non-recurring items described in the following narrative of the three year results.
                                     { 36 }

DYNEGY INC.  PART II

DYNEGY'S OPERATING DATA

                                                                 2001      2000      1999
-----------------------------------------------------------------------------------------
WHOLESALE ENERGY NETWORK:
Domestic Gas Marketing Volumes (Bcf/d)(1)                         8.2       7.5       6.5
Canadian Gas Marketing Volumes (Bcf/d)(2)                         3.1       2.2       2.3
European Gas Marketing Volumes (Bcf/d)(3)                         1.3       1.2       1.1
-----------------------------------------------------------------------------------------
   Total Gas Marketing Volumes                                   12.6      10.9       9.9
-----------------------------------------------------------------------------------------

Million Megawatt Hours Generated - Gross                         40.3      36.8      21.5

Million Megawatt Hours Generated - Net                           34.5      30.3      12.8

Total Physical Million Megawatt Hours Sold                      317.1     137.7      79.3

Coal Marketing Volumes (Millions of Tons)                        43.0      10.4         -

Average Natural Gas Price - Henry Hub ($/Mmbtu)               $  4.26   $  3.89   $  2.29
Average On-Peak Market Power Prices:
   Cinergy                                                    $ 35.19   $ 36.43   $ 51.40
   TVA                                                          34.87     39.73     51.96
   PJM                                                          40.76     39.96     38.29
   CALPX SP15                                                  121.04    113.51     31.99

DYNEGY MIDSTREAM SERVICES:
Natural Gas Processing Volumes (MBbls/d):
   Field Plants                                                  56.1      61.2      85.9
   Straddle Plants                                               27.7      35.6      36.6
-----------------------------------------------------------------------------------------
      Total Natural Gas Processing Volumes                       83.8      96.8     122.5
-----------------------------------------------------------------------------------------

Fractionation Volumes (MBbls/d)                                 226.2     224.3     210.9

Natural Gas Liquids Sold (MBbls/d)                              557.4     564.6     537.1

Average Commodity Prices:
   Crude Oil - Cushing ($/Bbl)                                $ 26.39   $ 28.97   $ 17.10
   Natural Gas Liquids ($/Gal)                                   0.45      0.55      0.34
   Fractionation Spread ($/MMBtu)                                0.89      2.40      1.68

TRANSMISSION AND DISTRIBUTION:(4)
Electric Sales in kWh (Millions):
   Residential                                                  5,202     5,046     4,949
   Commercial                                                   4,377     4,272     4,173
   Industrial                                                   8,958     9,271     8,722
   Other                                                          373       412     6,897
-----------------------------------------------------------------------------------------
      Total Electric Sales                                     18,910    19,001    24,741
-----------------------------------------------------------------------------------------

Gas Sales in Therms (Millions):
   Residential                                                    315       337       323
   Commercial                                                     136       141       134
   Industrial                                                      70        77        71
   Transportation of Customer-Owned Gas                           264       278       297
-----------------------------------------------------------------------------------------
      Total Gas Delivered                                         785       833       825
-----------------------------------------------------------------------------------------

(1) Includes immaterial amounts of inter-affiliate gas sales.
(2) Represents volumes sold by Dynegy Inc.'s Canadian subsidiary.
(3) Represents volumes sold by Dynegy Inc.'s European operations.
(4) Volumes for 1999 reflect the operations of IP prior to its acquisition by Dynegy.

THREE YEARS ENDED DECEMBER 31, 2001
For the year ended December 31, 2001, the Company realized net income of $648 million, or $1.90 per diluted share. This compares with $501 million, or $1.48 per diluted share, and $152 million, or $0.66 per diluted share, in 2000 and 1999, respectively. Recurring net income was $713 million, or $2.10 per diluted share, in 2001. This compares to $452 million, or $1.43

                                     { 37 }

DYNEGY INC.  PART II

per diluted share, and $146 million, or $0.63 per diluted share, in 2000 and 1999, respectively. Non-recurring items impacting net income and diluted earnings per share were as follows:

NON-RECURRING NET INCOME ITEMS

                                                        2001                2000                1999
                                                  -----------------   -----------------   -----------------
                                                  INCOME                Income              Income
($IN MILLIONS, EXCEPT PER SHARE DATA)             (LOSS)        EPS     (LOSS)      EPS     (LOSS)      EPS
-----------------------------------------------------------------------------------------------------------
REPORTED NET INCOME AND EPS                        $648    $   1.90   $    501   $ 1.48   $    152   $ 0.66

Enron bankruptcy exposure(1)                         51        0.14          -        -          -        -
Terminated merger related costs(2)                    7        0.02          -        -          -        -
Illinois Power severance costs(3)                     9        0.03          -        -          -        -
Cumulative effect of an accounting change(5)         (2)      (0.00)         -        -          -        -
Gain on Sale - Accord Energy Limited(6)               -           -        (58)   (0.18)         -        -
Gain on Sale - QFs(7)                                 -           -        (34)   (0.11)         -        -
Loss on Sale - Crude Business(8)                      -           -          9     0.03          -        -
Loss on Sale - Mid-continent Assets(9)                -           -          8     0.03          -        -
Impairment of a Liquids Asset(10)                     -           -         16     0.05          -        -
Illinova Acquisition Costs(11)                        -           -         10     0.03          -        -
Special Dividend(4)(12)                               -        0.01          -     0.10          -        -
Gain on Sale - Quicktrade Investment(13)              -           -          -        -         (6)   (0.03)
-----------------------------------------------------------------------------------------------------------
RECURRING NET INCOME AND EPS                       $713    $   2.10   $    452   $ 1.43   $    146   $ 0.63
-----------------------------------------------------------------------------------------------------------

 (1) The Company recognized an after-tax charge of $51 million ($78 million pre-tax) related to its net exposure to Enron Corp. as a result of that company's bankruptcy filing. The pre-tax charge is included in "Cost of Sales" in the accompanying Consolidated Statements of Operations ("Statements").
 (2) The Company terminated its proposed merger with Enron Corp. on November 28, 2001. Transaction costs associated with this terminated merger approximated $7 million after-tax ($10 million pre-tax). The pre-tax charge is included in "Other expense" in the accompanying Statements.
 (3) The Company incurred approximately $9 million of severance costs ($15 million pre-tax) related to a restructuring at Illinois Power. The pre-tax charge is included in "General and administrative expense" in the accompanying Statements.
 (4) The special dividend in 2001 relates to the conversion price imbedded in the Series B Preferred Stock held by ChevronTexaco.
 (5) Effective January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.
 (6) The Company sold its 25% participating preferred interest in Accord Energy Limited in the third quarter of 2000. The after-tax gain of approximately $58 million ($83 million pre-tax) is included in "Other income and expense, net" in the accompanying Statements.
 (7) The Company sold interests in certain Qualifying Facilities pursuant to statutory requirements related to the Illinova acquisition. The after-tax gain of approximately $34 million ($52 million pre-tax) is included in "Other income and expense, net" in the accompanying Statements.
 (8) The Company sold its non-strategic domestic crude oil marketing and trade business in the first quarter of 2000. The charge of approximately $9 million after-tax ($14.5 million pre-tax) is included in "Other income and expense, net" in the accompanying Statements.
 (9) The Company sold its Mid-Continent liquids processing assets in the first quarter of 2000. The after-tax charge of approximately $8 million ($13 million pre-tax) is included in "Other income and expense, net" in the accompanying Statements.
 (10) The impairment reserve is associated with a Canadian gas processing asset. The after-tax charge of approximately $16 million ($25 million pre-tax) is included in "Depreciation and amortization expense" in the accompanying Statements.
 (11) Amounts relate to non-capitalizable merger related costs associated with the Illinova acquisition. The after-tax charge of approximately $10 million ($15 million pre-tax) is included in "General and administrative expense" in the accompanying Statements.
 (12) The special dividend in 2000 relates to amounts paid to certain shareholders pursuant to the execution of the Illinova acquisition.
 (13) The Company sold a non-strategic investment in the first quarter of 1999.

                                     { 38 }

DYNEGY INC.  PART II

  Revenues in each of the three years in the period ended December 31, 2001 totaled $42.2 billion, $29.4 billion and $15.4 billion, respectively. Operating cash flows totaled $811 million for the year ended December 31, 2001, compared with $438 million in 2000 and $9 million in 1999.
  The 2001 results compare favorably to recurring net income reported in both 2000 and 1999, principally reflecting the substantial growth in WEN's operations. Dynegy believes its ability to successfully execute its financial and operational objectives during a year of significant industry events validates its focus on customer marketing, origination, risk management and physical delivery logistics around its network of energy assets.
  Consolidated operating margin for each of the three years in the period ended December 31, 2001 totaled $1.9 billion, $1.5 billion and $544 million, respectively. For the year ended December 31, 2001, the Company reported operating income of $970 million, compared with operating income of $741 million and $214 million for the 2000 and 1999 periods, respectively. The substantial annual growth in operating margin during the three-year period is discussed in detail below by segment. This growth in operating margin is partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the three-year period reflect the impact of continued expansion of the Company's depreciable operating and technology asset base. The increased level of general and administrative expenses period-to-period reflects the infrastructure required to support a larger, more diverse operation. Increased overhead costs are primarily a result of expansion of the Company's operations, primarily in the DGC segment and in Europe. Additionally, variable compensation costs were higher in 2001 as compared with both the 2000 and 1999 periods.
  Incremental to Dynegy's consolidated results was the Company's share in the earnings of its unconsolidated affiliates, which contributed approximately
$242 million, $205 million and $80 million in 2001, 2000 and 1999, respectively. West Coast Power contributed approximately $162 million, $122 million and $16 million to such earnings in 2001, 2000 and 1999, respectively. Increases in equity earnings in 2001 and 2000 reflect returns on investments in regionally diverse power generation joint ventures that benefited from higher price realization. Cash distributions received from these investments during each of the three years in the period ended December 31, 2001 approximated
$100 million, $118 million and $66 million, respectively. During 2000, the Company disposed of its investments in Accord and certain QFs for substantial gains.
  Interest expense totaled $259 million for the year ended December 31, 2001, compared with $251 million and $78 million for the comparable 2000 and 1999 periods, respectively. The increase in interest expense in 2001 is due primarily to increased principal, partially offset by lower variable rates than in 2000. The increase in interest expense in 2000 from 1999 is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on the variable rate borrowings were higher in 2000 than in 1999.
  Other income and expenses, net reduced 2001 operating results by $16 million and benefited operating results in each of the two years in the period ended December 31, 2000 by $96 million and $28 million, respectively. The variability in these amounts principally reflects the pre-tax effect of certain of the previously disclosed non-recurring items. The remaining net amounts for all three years include the financial effects of minority shareholder investments in some of the Company's operations and other income and expense items including interest and dividend income, foreign currency gains and losses, insurance proceeds and other similar items.

                                     { 39 }

DYNEGY INC.  PART II

  The Company reported an income tax provision of $269 million in 2001, compared to income tax provisions of $261 million and $75 million in 2000 and 1999, respectively. These amounts reflect effective rates of 29 percent, 34 percent and 33 percent, respectively. In general, differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes. See Item 8, Financial Statements and Supplementary Data,
Note 8, which is incorporated herein by reference.

WHOLESALE ENERGY NETWORK
WEN reported recurring segment net income of $660 million for the year ended December 31, 2001, compared with recurring net income of $354 million and
$101 million for the years ended December 31, 2000 and 1999, respectively. Non-recurring items included in the 2001 segment results include WEN's approximately $49 million exposure to Enron (net of tax) as a result of that company's bankruptcy filing and an allocation of transaction costs associated with the terminated proposed merger with Enron. Non-recurring items included in the 2000 segment results include the gains on sale of Accord and the QF interests, partially offset by an allocated portion of the Illinova acquisition costs. Included in 1999 segment reported net income is the gain on sale of the Quicktrade investment. The growth in recurring results of operations during the three-year period were influenced positively by:
 - New, regionally diverse merchant power generating capacity acquired or placed in service in 2001 and 2000;
 - Pricing environment on the West Coast during 2001, partially due to the contract with DWR;
 - Continued expansion of gas and power marketing in Canada and Continental Europe;
 - Enhanced technology solutions, including DynegyDIRECT; and
 - Opportunities created by price volatility.
  The new generating capacity in 2001 included the acquisition of the Central Hudson power generating facilities in New York and development projects in Georgia, Kentucky and Louisiana for a total of approximately 2,865 MW, while new capacity in 2000 included the generation assets from the Illinova acquisition and development projects in Illinois, Louisiana and North Carolina for a total of 8,091 MW.
  European and Canadian marketing operations in 2001 benefited from new origination and service demand resulting in improved recurring contribution in 2001 from 2000 and 1999.
  Total electric power produced and sold during 2001 aggregated 317.1 million megawatt hours compared to 137.7 million and 79.3 million megawatt hours during 2000 and 1999, respectively. The 2001 and 2000 volumes reflect the impact of additional generating capacity and improved price volatility period-over-period. The 1999 volume is particularly low due to lower weather-driven demand for electricity in that period. Total natural gas volumes sold increased to
12.6 billion cubic feet per day from 10.9 billion cubic feet per day in 2000 and
9.9 billion cubic feet per day in 1999. The 2001 increase in natural gas volumes sold reflects greater market origination, including sales to commercial and industrial customers, sales volumes on DynegyDIRECT and increased gas marketing in Canada. The 2000 increase in natural gas volumes sold reflects the increased demand by gas-fired generation, expanding European operations and greater volumes sold to Dynegy's retail alliances.

DYNEGY MIDSTREAM SERVICES
DMS reported recurring net income of approximately $59 million for the year ended December 31, 2001 compared with recurring net income of $55 million and $45 million in 2000 and 1999, respectively. Non-recurring items in 2001 included DMS' approximately

                                     { 40 }

DYNEGY INC.  PART II

$2 million exposure to Enron (net of tax) as a result of that company's bankruptcy filing and an allocation of transaction costs associated with the terminated proposed merger with Enron. Non-recurring items included in the 2000 segment results include the losses on sale of the Crude Oil Marketing and Trade business and Mid-Continent gas processing assets as well as the impairment of a Canadian gas processing asset. Non-recurring items in 2000 also included an allocation of certain costs related to the Illinova acquisition. Recurring results of operations during the three-year period were influenced either positively or negatively by:
 - Higher price realization in 2001, as compared to 2000, resulting from an active forward sales program and contract restructuring activities, which were realized despite a depressed pricing environment resulting from larger industry wide inventories;
 - Substantial focus on lowering costs throughout the Liquids Value Chain during the three-year period;
 - Lower price realization in 2000, as compared to 1999, resulting from an active forward sales program and contract restructuring activities;
 - NGL commodity prices in 2000, and the volatility associated therewith, were generally improved over 1999 levels;
 - The sale of approximately one-third of Dynegy's domestic upstream natural gas processing assets in late 1999 and early 2000;
 - Fluctuating world-wide demand for NGLs, particularly in Europe and Asia, enhanced 2000 revenues from global marketing operations; and
 - The domestic Crude Oil Marketing and Trade business, which was sold April 1, 2000, contributed approximately $9 million after-tax in 1999.
  Average domestic NGL processing volumes totaled 84 MBbls/d in 2001 compared to an average of 97 MBbls/d and 123 MBbls/d in 2000 and 1999, respectively. Lower volumes processed in 2001 reflect the impact of market conditions on straddle plant production during the three-year period and the aforementioned non-strategic asset dispositions. Volumes processed in 2000 were flat with volumes processed in 1999 after adjusting for the effects of the asset sales. NGL market prices during 2001 averaged $0.45 per gallon compared to $0.55 per gallon and $0.34 per gallon in 2000 and 1999, respectively.

TRANSMISSION AND DISTRIBUTION
The Transmission and Distribution segment was formed at the beginning of 2000 and reflects the operations of IP acquired in the Illinova acquisition. The segment had recurring net income of approximately $55 million in each of the years ended December 31, 2001 and 2000. Non-recurring items in 2001 results include approximately $9 million of after-tax severance charges related to a restructuring at IP, while the 2000 results include an approximate $2 million after-tax non-recurring merger cost charge. While recurring net income was flat between 2001 and 2000, the operating margin decreased in 2001 as a result of decreased industrial electricity revenues from competition and economic downturn. Additionally, operating expenses were higher due to fees paid in connection with an independent system operator and other costs partially offset by lower purchased power costs and more favorable weather.

DYNEGY GLOBAL COMMUNICATIONS
This segment was formed at the beginning of the fourth quarter of 2000 and had $61 million and $12 million net losses for the years ended December 31, 2001 and 2000, respectively, resulting from start-up investments associated with the expansion of the Company's global communications business, which has operations in the U.S. and Europe.

                                     { 41 }

DYNEGY INC.  PART II

OPERATING CASH FLOW
The following table is a condensed version of the operating section of the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data:

DYNEGY'S CONDENSED CONSOLIDATED CASH FLOWS

($ IN MILLIONS)                                                   2001   2000   1999
------------------------------------------------------------------------------------
OPERATING CASH FLOW:

Net Income                                                    $    648   $501   $152

Net Non-Cash Items Included in Net Income                          607     51      8
------------------------------------------------------------------------------------

Operating Cash Flow Before Changes in Working Capital            1,255    552    160

Changes in Working Capital                                        (444)  (114)  (151)
------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                     $    811   $438   $  9
------------------------------------------------------------------------------------

  Increases in operating cash flow in 2001 primarily reflect higher net income, higher non-cash add-backs such as depreciation and amortization, reserve for doubtful accounts and risk management activities. The depreciation and amortization is higher due to a larger asset base. The reserve for doubtful accounts includes the Enron exposure write-off of approximately $78 million on a pre-tax basis. Changes in working capital had a negative impact on operating cash flow in 2001 due primarily to the timing of cash inflows and outflows related to trade accounts and certain other deposits.
  Operating cash flow results in 2000 primarily reflected higher net income compared to 1999, decreased investment in inventories and higher non-cash expenses such as depreciation and deferred taxes. Also significant to 2000 operating cash flow is the impact of non-cash risk-management activities, which reflect the significant market volatility in the 2000 period as well as successful execution of our global convergence business strategy.
  Operating cash flow in 1999 primarily reflected increased investment in inventory and increased non-cash earnings from its marketing operations.
  Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES
Funds used in 2001 investing activities totaled $3.4 billion. Included in the capital expenditures in 2001 is the purchase of the Central Hudson power generation facilities for $903 million. Additional capital expenditures of $942 million principally related to the construction of power generation assets, improvements of existing facilities related to the T&D segment and investments associated with technology infrastructure. Also during 2001, Dynegy invested $1.5 billion related to its purchase of Northern Natural Series A Preferred Stock. Business acquisitions for the year ended December 31, 2001 included acquisition costs related to the purchase of BGSL of approximately $595 million and acquisition costs incurred in 2001 related to iaxis, Limited. Proceeds from asset sales in 2001 included the sale of the Central Hudson facilities in May 2001 for $920 million pursuant to a leveraged lease transaction, in addition to proceeds from the disposal of certain non-strategic Canadian assets and

                                     { 42 }

DYNEGY INC.  PART II

investments. Other investing activities in 2001 include net outflows representing investment and cash collateralization of certain commercial lease obligations.
  In 2000, capital expenditures of approximately $769 million primarily related to construction of power generation assets, improvements of existing facilities related to the T&D segment and investments associated with technology infrastructure. Also during 2000, Dynegy made investments in unconsolidated affiliates of approximately $141 million, while the $1.2 billion in business acquisitions in 2000 related primarily to Illinova and Extant Inc. Acquisitions. Proceeds from asset sales in 2000 of $856 million relate to the sales of certain QFs and liquids assets.
  During the year ended December 31, 1999, the Company invested a net
$319 million principally in power generation assets, including a power generation partnership, and additional expenditures related to capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. Also during 1999, the Company sold certain DMS assets, an investment held by WEN and a 50 percent interest in a power generation partnership, netting proceeds of $81 million.

FINANCING ACTIVITIES
Net cash inflows associated with financing activities in 2001 totaled approximately $2.7 billion.
  Dynegy sold approximately 29.8 million shares of common stock during 2001. The offerings included approximately 27.5 million shares of Class A common stock sold to the public in December 2001. The Company also sold approximately
1.2 million shares of Class B common stock to ChevronTexaco in private transactions pursuant to the exercise of ChevronTexaco's preemptive rights. Total net proceeds to Dynegy from these sales and proceeds from options and 401(k) plan sales approximated $604 million. This amount is net of underwriting commissions and expenses of approximately $32 million.
  Proceeds of $1.5 billion relate to the sale of 150,000 shares of Series B Mandatorily Convertible Redeemable Preferred Stock to ChevronTexaco, concurrent with Dynegy's purchase of Northern Natural Series A Preferred Stock.
  Additional 2001 proceeds of $496 million, net of issuance costs, resulted from the issuance of $500 million of 6.875 percent Senior Notes due April 1, 2011. Such proceeds were used to repay credit facility borrowings obtained to finance the purchase of the Central Hudson generation facilities, while the acquisition of BGSL was financed primarily with borrowings under revolving credit agreements.
  Also during 2001, IP received proceeds of $187 million from the issuance of variable rate pollution control bonds. Contemporaneously, the Company retired and repaid pollution control bonds with a higher rate. During 2001, IP also redeemed $100 million of Trust Originated Preferred Securities issued by Illinois Power Financing I. The redemption was financed with $85 million from cash on hand and $15 million in commercial paper.
  During 2001, the Company repurchased approximately 1.7 million shares of its outstanding Class A common stock pursuant to its stock repurchase plan at a cost of $68 million.
  Dividends and other distributions paid were $98 million, $112 million and $8 million in the years ended December 31, 2001, 2000 and 1999, respectively. The 2000 amount includes a non-recurring dividend payment of approximately
$31.8 million related to the Illinova acquisition.
  Financing activities in 2000 resulted in cash inflows of $907 million. Approximately $1.2 billion was raised through sales of common equity, $200 million of which includes purchases of Class B common stock by Chevron U.S.A. Inc. The proceeds of the equity sales, in addition to dispositions of certain non-strategic assets, proceeds from minority interest

                                     { 43 }

DYNEGY INC.  PART II

contribution and operational cash inflows, were used as long-term financing for the purchase of Illinova. The Company also issued $300 million of 8.125 percent Senior Notes due March 5, 2005. Further, IP redeemed $93 million of tax advantaged Monthly Income Preferred Securities. Other financing, net in 2000 relates primarily to the $850 million received from a third-party investor for a minority interest in Catlin LLC, which is consolidated by Dynegy. (See Note 10 to the consolidated financial statements for more information.)
  In December 2001, Dynegy announced an approximately $1.25 billion restructuring program designed to strengthen its balance sheet and restore market confidence. In accordance with the plan, Dynegy reduced the original 2002 capital-spending program by approximately $500 million and raised $744 million through sales of common stock. The equity offering provided net proceeds of approximately $539 million in December 2001 resulting from the sale of
27.5 million shares of Class A common stock to the public and proceeds of approximately $205 million, resulting from the sale of approximately
10.4 million shares of Class B common stock to ChevronTexaco in January 2002. Concurrent with the December Class A common stock sale, certain officers of the Company purchased approximately 1.2 million shares of Class A common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933. The officers paid $19.75 per share for the stock, the same price as the net proceeds to the Company in the public offering. The officers paid for the shares by entering into promissory notes with the Company for an initial term of 60 days. The maturity date of the notes was extended for an additional 30 days with the approval of the Board of Directors. The loans bear interest at 3.25 percent and are full recourse to the borrowers. Such loans are accounted for as "Subscriptions Receivable" within Stockholders' Equity on the Consolidated Balance Sheet at December 31, 2001. The Company recognized compensation expense in 2001 of approximately $1.2 million, which was recorded as "General and Administrative Expense."

SEASONALITY
Dynegy's revenues and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and NGLs. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations and electricity generating facilities have higher volatility and demand, respectively, in the summer cooling months, while the transmission and distribution business has higher seasonal gas sales in the winter and higher seasonal electricity sales in the summer. These trends may change over time as demand for natural gas increases in the summer months as a result of increased gas-fired electricity generation. DMS businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes.

FACTORS AFFECTING FUTURE OPERATING RESULTS
Dynegy's results of operations in 2002 and beyond may be significantly affected by the following factors:
 - changes in demand for the Company's power generation, pipeline, NGL or other facilities caused by general economic or industry conditions, commodity pricing or competition;
 - the volatility and level of prices for energy commodities in North America and Europe;
 - the timing and pace of energy deregulation in North America and Europe and the effect of the Enron bankruptcy on the pace of deregulation;

                                     { 44 }

DYNEGY INC.  PART II

 - the addition of the historical Texaco U.S. gas and liquids volumes to the Company's commercial relationship with ChevronTexaco;
 - the acquisition of Northern Natural and possible repurchase of Northern Natural by Enron;
 - the effect of market uncertainties and the Enron litigation on Dynegy's credit ratings, costs of borrowing and trade credit; and
 - the execution by DGC of its current business plans in the telecommunications market and the resulting impact such execution may have on the realizability of Dynegy's investment in that business segment.
  The Company's results also will be significantly affected by its ability to execute the business plan and strategy described elsewhere herein, including the 2002 capital plan, and the ability to manage risk throughout the enterprise. Additional information regarding our risk management and governance activities follows. References are also made to the section "Uncertainty of Forward Looking Statements and Information" for additional factors which might impact future operating results.

CORPORATE RISK GOVERNANCE
Dynegy's operations and periodic returns are impacted by a myriad of factors, some of which may, and some of which may not, be mitigated by risk management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, management estimations, strategic investment decisions, changes in competition, operational risks, environmental risks and changes in regulation.
  The effective management of risk is critical to Dynegy's success. Dynegy's Board of Directors has approved a Risk Policy Statement (referred to herein as the "Dynegy Risk Policy Statement") that identifies business risks confronting the enterprise, establishes controls and procedures relating to these risks, and assigns responsibility for executing the Board's directives. As a complement to the active management of business risks, Dynegy incorporates a multi-level control environment that is consistent and aligned with the Dynegy Risk Policy Statement. The Company's comprehensive risk management process monitors, evaluates and manages the principal risks assumed in conducting Dynegy's operations consistent with the Company's corporate strategies and objectives.

GOVERNANCE COMMITTEES STRUCTURE
Dynegy seeks to monitor and control its exposure to risk through a variety of separate but complementary accounting, financial, credit, operational and legal reporting systems. Structurally, Dynegy has formed a series of committees at both the Board and executive leadership levels responsible for establishing limits, for monitoring adherence to these limits and for general oversight of the Company's risk management process. Each level of committee has increasingly greater policy-setting responsibility migrating from a monitoring and managing role to the role of establishing enterprise-wide risk management policy. These committees, which are described below, meet regularly and consist of Board members and senior members of both the Company's revenue-producing units and departments that are independent of revenue-producing units.

                                     { 45 }

DYNEGY INC.  PART II

GOVERNANCE COMMITTEE STRUCTURE

                               [STRUCTURE CHART]
  BOARD OF DIRECTORS. Ultimate responsibility for ensuring that risks are appropriately identified and managed lies with the Board of Directors. The Board's focus is on enterprise risk, which includes market, credit, interest rate, currency, operational, legal and reputational exposures. All risk management and control functions ultimately report to the Board. The Board is solely responsible for approving and amending Dynegy's Risk Policy Statement. This responsibility has been delegated to the Audit Committee.
  AUDIT COMMITTEE. The Audit Committee is a sub-committee of Dynegy's Board. A key responsibility of this committee is the periodic review of the control structure governing the enterprise's internal control and risk management activities, including limit structures, risk procedures and oversight matrices. The Audit Committee governs internal control and risk-management activities through the Executive Risk Committee and the Corporate Compliance and Internal Audit Function.
  AUDIT AND COMPLIANCE COMMITTEE. The Vice President of Corporate Compliance and Internal Audit is the Company's Business Ethics and Chief Audit Executive, who reports directly to the Audit Committee. This position is responsible for the planning and execution of internal financial and operational audits regarding the adequacy and effectiveness of accounting and financial and operational controls. This individual works with the Chairman of the Audit Committee in determining the scope of this committee's function.
  EXECUTIVE RISK COMMITTEE. The Executive Risk Committee sets limits, capital allocation and return targets for enterprise risk, including investment, commodity and financial risks. Dynegy's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk Officer comprise this committee. This committee reports to the Audit Committee.

                                     { 46 }

DYNEGY INC.  PART II

  RISK COMMITTEE. The Risk Committee is focused on the assessment of financial risks inherent in the enterprise and the establishment of policies and limits around these risks. Activities performed by this committee include review of:
 - the activities of existing businesses;
 - new businesses and products;
 - divisional market risk limits;
 - business unit market risk limits; and
 - currency and interest rate risk limits.
  Dynegy's risk limit structure involves five independent limits, which include:
(a) Value at Risk; (b) equity change limits; (c) stop-loss limits; (d) cash outlay limits; and (e) option limits related to time decay and volatility factors. These independent limits are applied to each of the Company's commodity, interest rate and currency portfolios on a segment and business unit basis. The business unit managers further allocate business unit risk limits to individuals or desks responsible for executing the Company's strategies. This process results in a risk control structure, aggregating risk limits throughout the organization, culminating in an enterprise-wide risk tolerance assessment. This committee reports to the Executive Risk Committee.
  FINANCE COMMITTEE. The Finance Committee is also a sub-committee of Dynegy's Board. This committee also functions pursuant to a charter that governs its responsibilities. The Finance Committee is responsible for oversight of the Company's capital, liquidity and funding needs as well as reviewing capital allocation and target return criteria.
  RISK AND ENVIRONMENT COMMITTEE. The Risk and Environment Committee provides oversight of the Company's ongoing development and operational risk policies, framework and methodologies including policies related to the environment and occupational health and safety. The committee also determines insurance coverage and the risk retention policy related thereto. The committee monitors the effectiveness of this framework. This committee is a sub-committee of Dynegy's Board.
  CREDIT POLICY COMMITTEE. The Credit Policy Committee establishes and reviews broad credit policies and parameters for the enterprise. This committee reports to the Finance Committee.

RISK LIMITS AND GOVERNANCE
The Board has appointed a Chief Risk Officer who reports to the Audit Committee. The Chief Risk Officer heads an enterprise-wide risk control department. This department is independent of any revenue-producing unit of the organization and conducts its activities independent of any active management of risk exposures confronting the enterprise. The enterprise-wide risk department is charged with assuring adherence to Dynegy's Risk Policy Statement, the independent validation of valuation methodologies employed by the enterprise as well as assuring compliance with approved risk strategies. Risk limits are monitored on a daily basis by this department, and the results of this monitoring activity is reviewed regularly by the appropriate risk committees. Limit violations are reported to the appropriate Board and management committees and business unit managers pursuant to a hierarchical reporting matrix defined in the Dynegy Risk Policy Statement. Resolution of each limit violation is consistent with protocol detailed in such statement.
  The Chief Risk Officer ensures quality assurance of the Risk Policy Statement by maintaining the Dynegy Risk Management and Control Policy Manual that governs all business activity and the risk exposure therein. The Dynegy Risk Management and Control Policy Manual is a comprehensive manual advising employees of known and potential risks, processes and procedures and knowledge of all policy-related matters of risk.

                                     { 47 }

DYNEGY INC.  PART II

ACCOUNTING METHODOLOGY
Dynegy's Controller Department is responsible for the development and application of accounting policy and control procedures for the organization's financial and operational accounting functions. This department conducts its activities independent of any active management of risk exposures confronting the enterprise, is independent of revenue-producing units and reports to the Chief Financial Officer.
  The Company has identified three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the portrayal of Dynegy's financial position and results of operations. These policies include the accounting for long-lived assets, the evaluation of counterparty credit and other similar risks and revenue recognition. See Note 3 to the consolidated financial statements for a discussion of the process surrounding the evaluation of counterparty credit and other similar risks. For disclosure on the Company's accounting for long-lived assets and revenue recognition, refer to Note 2 to the consolidated financial statements. The following narrative provides additional discussion of the Company's revenue recognition policy. Recent events have placed substantial focus on accounting principles and the application of these principles. The focus has been around the transparency of disclosures relating primarily to liquidity and capital resource matters, the valuation of certain energy trading activities, transactions with related parties and the use of special purpose entities. As a result, accounting guidance is expected to continue to evolve and the impact of potential future revisions in accounting principles will be addressed by the Company when, and if, they occur.
  Dynegy utilizes two comprehensive accounting models in reporting its consolidated financial position and results of operations as required by generally accepted accounting principles-an accrual model and a fair value model. Dynegy determines the appropriate model for its various operations based on guidance provided in numerous accounting standards and positions adopted by the Financial Accounting Standards Board ("FASB") or the Securities and Exchange Commission. The Company has applied these accounting policies on a consistent basis during the three years in the period ended December 31, 2001, except for the adoption of Financial Accounting Standard No. 133 ("FAS No. 133"), which was effective January 1, 2001. The implementation of FAS No. 133 was not material to the Company's results of operations or financial position.
  The accrual model is used to account for substantially all of the operations conducted in Dynegy's DMS, T&D and DGC segments as well as all physically operated assets owned by the WEN segment. These businesses consist largely of the ownership and operation of physical assets. Dynegy uses these physical assets in various manufacturing and delivery processes. These processes include the generation of electricity, the separation of natural gas liquids into their component parts from a stream of natural gas, the transportation or transmission of commodities through pipelines or over transmission lines and the delivery of data and voice bits over communication networks. End sales from these businesses result in physical delivery of commodities to Dynegy's wholesale, commercial and industrial and retail customers.
  The fair value model is used to account for certain forward physical and financial transactions in the WEN, DMS and DGC segments, which meet criteria defined by the FASB or the Emerging Issues Task Force. The criteria are complex but generally require these contracts to be related to future periods and contain fixed price and volume components and have terms that require or permit net settlement of the contract in cash or its equivalent. The FASB determined that the fair value model is the most appropriate method for accounting for these types of contracts. In part, this conclusion is based on the cash settlement provisions in these agreements, as well as the volatility in commodity prices, interest rates and, if applicable,

                                     { 48 }

DYNEGY INC.  PART II

foreign exchange rates, which impact the valuation of these contracts. Since these transactions may be settled in cash, the value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. Under currently applicable accounting standards, failure to present these transactions at other than estimated present settlement value based on current prices and rates would result in an inaccurate portrayal of the assets and obligations of an enterprise.
  In addition, the Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, NGLs, electricity and coal businesses in order to minimize the risk of changes in market prices in these commodities. Dynegy will also execute financial instrument transactions to hedge exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions are accounted for as either cash flow hedges, fair value hedges or foreign currency hedges in accordance with generally accepted accounting principles.

                                     { 49 }

DYNEGY INC.  PART II

  The following chart provides detail on the accounting principle applications used by the organization:

APPLICATION OF COMPREHENSIVE ACCOUNTING METHODOLOGIES

                                       Physical Asset Businesses
                        --------------------------------------------------------
Accounting Model                  Accrual                       Hedge
--------------------------------------------------------------------------------
Businesses
                        -    Physical Generation
                                                     -    Physical Generation
Impacted                     (WEN)                        (WEN)
                        -    Owned Storage
                             Capacity (WEN, DMS,     -    Liquids Processing
                             T&D)                         (DMS)
                                                     -    Fractionation (DMS)
                        -    Liquids Processing
                             (DMS)
                        -    Fractionation (DMS)
                        -    Transportation &
                             Transmission Regulated
                             Businesses (T&D)
                        -    Network Capacity (DGC)
--------------------------------------------------------------------------------
Transactions
                        -    Normal Purchases
                                                     -    Cash Flow Hedges
Impacted                     and Sales
                                                     -    Fair Value Hedges
                        -    Equity Earnings
                             from Investment in      -    Foreign Currency
                             Physical Assets              Hedges
--------------------------------------------------------------------------------
Revenue Recognition
                        -    Revenue and
                                                     -    Recognized When
                             Expense is Recognized        Item Hedged is
                             When Title Passes or         Recognized
                             Service is Performed    -    Ineffectiveness of
                                                          Hedges Recognized
                                                          Immediately
--------------------------------------------------------------------------------
Balance Sheet Effects
                        -    Trade Receivables
                                                     -    Unrealized Gains and
                             and Payables                 Losses in Risk
                        -    Investment in                Management Accounts
                             Unconsolidated
                             Affiliates
                                                     -    Effective Portion of
                                                          Unrealized Gains and
                                                          Losses in Other
                                                          Comprehensive
                                                          Income
--------------------------------------------------------------------------------
Cash Flow Effects       -    Disclosed in Net        -    Periodic Settlements
                             Income and Working           Disclosed in Net
                             Capital Accounts             Income and Working
                                                          Capital Accounts
--------------------------------------------------------------------------------

                                     Marketing and Other Activities
                        --------------------------------------------------------
Accounting Model                  Accrual                    Fair Value
----------------------
Businesses

                        -    Current Supply and
Impacted                     Market Activities       -    Future Supply and
                                                          Market Activities

                             (Spot Market                 Meeting Certain
                             Transactions (WEN,           Criteria (WEN, DMS)
                             DMS)
                                                     -    Risk Management
                                                          Services (WEN, DMS)

                                                     -    Certain Investments
                                                          (DGC)

----------------------
Transactions

                        -    Current Supply and
Impacted                                             -    Future Supply and
                             Market Activities            Market Activities

                             (Spot Market                 Meeting Certain
                             Transactions)                Criteria
                                                     -    Available-for-Sale
                                                          Securities
----------------------
Revenue Recognition

                        -    Revenue and
                             Expense is Recognized   -    Future Supply and
                             When                         Market Activities and
                                                          Risk Management
                             Title Passes or              Services Transactions
                             Service is Performed         Marked-to-Market When
                                                          Executed with Changes
                                                          in Fair Value
                                                          Recognized Throughout
                                                          Contract Term
                                                     -    Certain Gains and
                                                          Losses on
                                                          Available-for-Sale
                                                          Securities
----------------------
Balance Sheet Effects

                        -    Trade Receivables
                             and Payables            -    Unrealized Gains and
                                                          Losses from Future
                                                          Supply and Market
                                                          Activities and Risk

                                                          Management Services in
                                                          Risk Management
                                                          Accounts

                                                     -    Unrealized Gains and
                                                          Losses on
                                                          Available-for-Sale
                                                          Securities in
                                                          Investment Account and
                                                          Other Comprehensive
                                                          Income
----------------------
Cash Flow Effects       -    Disclosed in Net        -    Unrealized Gains and
                             Income and Working           Losses are Disclosed
                             Capital Accounts             as Non-Cash
                                                          Adjustments to Net
                                                          Income
----------------------

                                     { 50 }

DYNEGY INC.  PART II

ENTERPRISE RISK MANAGEMENT, VALUATION AND MONITORING
MARKET RISK
The Company is exposed to commodity price variability related to its natural gas, NGLs, crude oil, electricity and coal businesses. In addition, fuel requirements at its power generation, gas processing and fractionation facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, Dynegy routinely utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:
 - Manage and hedge its fixed-price purchase and sales commitments;
 - Provide fixed-price commitments as a service to its customers and suppliers;
 - Reduce its exposure to the volatility of cash market prices;
 - Protect its investment in storage inventories; and
 - Hedge fuel requirements.
  The potential for changes in the market value of Dynegy's commodity, interest rate and currency portfolios is referred to as "market risk." A description of each market risk category is set forth below:
 - Commodity price risks result from exposures to changes in spot prices, forward prices and volatilities in commodities, such as electricity, natural gas, coal, NGLs, crude oil and other similar products;
 - Interest rate risks primarily result from exposures to changes in the level, slope and curvature of the yield curve and the volatility of interest rates; and
 - Currency rate risks result from exposures to changes in spot prices, forward prices and volatilities in currency rates.
  Dynegy seeks to manage these market risks through diversification, controlling position sizes and executing hedging strategies. The ability to manage an exposure may, however, be limited by adverse changes in market liquidity or other factors.

VALUATION CRITERIA AND MANAGEMENT ESTIMATES
As discussed previously, Dynegy utilizes a fair value accounting model for certain aspects of its operations as required by generally accepted accounting principles. The net gains or losses resulting from the revaluation of these contracts during the period is recognized currently in the Company's results of operations. For financial reporting purposes, assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short- or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statement of operations. Transactions that have been realized and settled are reflected gross in revenues and cost of sales.
  The following table provides an assessment of the factors impacting the change in net value of the risk management asset and liability accounts during the year ended December 31, 2001 ($ in millions).

Fair value of portfolio at January 1, 2001                      $512
Gains (losses) recognized through the income statement in
   the period, net(1)                                            423
Cash received related to contracts settled during the
   period, net                                                  (463)
Changes in fair value as a result of a change in valuation
   technique(2)                                                    -
Other changes in fair value, net(3)                              240
----------------------------------------------------------------------
Fair value of portfolio at December 31, 2001                    $712
----------------------------------------------------------------------

(1) This amount includes approximately $300 million which represents management's estimate of the initial value of new contracts entered into in 2001.
(2) Dynegy's modeling methodology has been consistently applied year over year.
(3) Consists primarily of the effect of terminating the Company's commercial positions with Enron.

                                     { 51 }

DYNEGY INC.  PART II

  Dynegy estimates the fair value of its marketing portfolio using a liquidation value approach assuming normal liquidity. The estimated fair value of the portfolio is computed by multiplying all existing positions in the portfolio by estimated mid-market prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market risks.
  A key aspect of Dynegy's operations and business strategy is its ability to provide customers with competitively priced bundled products and services that address customer specific energy and risk management needs. Many of these customized products and services are not exchange traded. In addition, the availability of reliable market quotations in certain regions and for certain commodities is limited as a result of liquidity and other factors. As a result, Dynegy uses a combination of market quotations, derivatives of market quotations and proprietary models to periodically value its portfolio as required by generally accepted accounting principles. Market quotations are validated against broker quotes or exchanges. Derivatives of market quotations use validated market quotes, such as actively traded natural gas or power prices, as key components or inputs in determining market valuations. Examples include the analogous use of a market quotation in order to value similarly situated products in a less liquid market or as the basic input value in a pricing model, such as the determination of an option contract value through use of a Black Scholes modeling technique. Dynegy believes that estimated market prices determined through application of derivatives of market quotations is akin to a market price determined by a market quotation since the derivative value is computed from an underlying existing liquid market quotation.
  In certain markets or for certain products, market quotes or derivatives of market quotes are not considered appropriate valuation techniques as a result of the newness of markets or products, the lack of liquidity or other factors. However, under generally accepted accounting principles, estimating the fair value of these types of contracts is required. Consequently, Dynegy employs mathematical models principally derived from fundamental market research and econometrics to estimate forward price curves for valuing positions in these markets. Dynegy models generate pricing estimates primarily for regional power markets in the United States and Europe. Mid-term price curves are derived by incorporating a number of appropriate factors including near term market indications, regional studies of supply/demand balance, expected demand growth rate, as well as cost factors described in the following paragraph. An analysis group that is independent of commercial functions, and reports to the Chief Financial Officer, performs these analyses.
  Long-term power prices are fundamentally based on the estimated cost of constructing incremental generation, the cost of fuel, cost of investment capital and other region specific factors. Dynegy believes that new generation needs in the United States and Europe will be primarily met through the construction of new gas fired generation. Power prices, over the long term, will thus reflect the cost of building new gas fired generation, the cost of natural gas fuel, and a cost of capital return on new construction investment. Dynegy believes that the market value of power will likely reflect periods of over and under capacity of generation resources, and therefore actual power prices may vary considerably from year to year. However, over the long term, Dynegy believes power prices will reflect a cost of capital return on investment in new generation.
  Dynegy's cost-based pricing models depend on extensive region specific studies regarding the cost of new generation, as well as detailed proprietary competitive intelligence on new generation additions, retirements and estimates of regional power demand growth. Dynegy believes its pricing models are based on reasonable and sound assumptions. Risks associated with these assumptions include actual versus estimated regional supply/demand balance, the accuracy of cost and cost of capital estimates and assumptions regarding the preferred future

                                     { 52 }

DYNEGY INC.  PART II

technologies and regulatory factors that could impact the continued formation of competitive markets. As with pricing curves derived from quoted market prices, the application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary significantly, either positively or negatively, from the estimated values.
  Dynegy's forward price curves are derived by modeling a combined cycle gas facility as a "spark spread" in the calculation of required cost of capital returns. This assumption is based on the premise that a portfolio manager would be indifferent to holding these two assets, and is reflective of how Dynegy manages its own portfolio of physical and financial positions. Dynegy's modeling methodology has been consistently applied during each of the three years in the period ended December 31, 2001. Dynegy's proprietary models compute forward prices over a time horizon based on the following set of inputs:

Market Information                                 Generating Facility Information
----------------------------------------------------------------------------------------------------
Natural Gas Location Prices                        Inflation Rates
Natural Gas Location Market Volatility             Capital and Operational Costs
Natural Gas Volatility Forecast                    Economic Growth Rates
Power Volatility Factors                           Impact of Temperature and Altitude
Monthly On and Off Peak Curve Shapes               Local Taxes and Environmental Restriction
Regional Correlation Assessments                   Industry Cost of Capital
Supply/Demand Balance

  Dynegy's enterprise-wide risk department, led by Dynegy's Chief Risk Officer, independently verifies the outputs from the Company's proprietary pricing models. This department routinely applies a mathematical model approach to independently assess forward price curves. This methodology derives forward energy prices from assumptions about the random factors driving energy prices and other key variables such as the long-term price and mean reversion rate. This method is consistent with market observable forward prices and volatilities. The method models the evolution of the entire forward curve conditional on the initial forward curve. Material differences, if any, between the forward curves developed from Dynegy's proprietary systems and the mathematical model are reviewed, assessed and adjusted if deemed necessary by the Chief Risk Officer and Controller, in determining the reported fair value of the marketing portfolio.

RISK-MANAGEMENT ASSET AND LIABILITY DISCLOSURES
The following chart depicts the mark-to-market value and cash flow components of the Company's net risk management assets and liabilities at December 31, 2001:

NET RISK-MANAGEMENT ASSET AND LIABILITY DISCLOSURES

Risk-Management Assets and                                                           At December 31, 2001
Liabilities(1):                                               ------------------------------------------------------------------
($in Millions)                                                Total   2002       2003       2004   2005       2006    Thereafter
--------------------------------------------------------------------------------------------------------------------------------
Mark-to-Market                                                $678    $460   $     33   $     20   $(18)  $     29   $       154
Cash Flow                                                      972     496         55         40     (2)        53           330

----------------------------------
(1) The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. The cash flow value reflects anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position and have not been adjusted for counterparty credit or other reserves. These amounts exclude the fair value and cash flows associated with certain derivative instruments designated as hedges, which are included in other comprehensive income (a component of Stockholders' Equity).

                                     { 53 }

DYNEGY INC.  PART II

  The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above. Approximately
83 percent of Dynegy's net risk-management asset value at December 31, 2001 was determined by market quotations or validation against industry posted prices.

NET FAIR VALUE OF MARKETING PORTFOLIO

($in Millions)                                                Total   2002   2003   2004   2005   2006     Beyond
-----------------------------------------------------------------------------------------------------------------
Market Quotations(1)                                          $295    $460   $(30)  $(49)  $(91)  $(34)  $     39
-----------------------------------------------------------------------------------------------------------------
Other External Sources(2)                                     $268    $  -   $ 68   $ 74   $ 72   $ 54   $      -
-----------------------------------------------------------------------------------------------------------------
Prices Based on Models(3)                                     $115    $  -   $ (5)  $ (5)  $  1   $  9   $    115
-----------------------------------------------------------------------------------------------------------------

(1) Prices obtained from actively traded, liquid markets.
(2) Mid-term prices validated against industry posted prices.
(3) See previous discussion of the Company's use of long-term models.

VALUE AT RISK ("VAR")
In addition to applying business judgment, senior management uses a number of quantitative tools to manage the Company's exposure to market risk. These tools include:
 - Risk limits based on a summary measure of market risk exposure, referred to as VaR; and
 - Stress and scenario analyses performed daily that measure the potential effects of various market events, including substantial swings in volatility factors, absolute commodity price changes and the impact of interest rate movements.
  The modeling of the risk characteristics of Dynegy's marketing portfolio involves a number of assumptions and approximations. Dynegy estimates VaR using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period. Inputs for the VaR calculation are prices, positions, instrument valuations and the variance-covariance matrix. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.
  Dynegy uses historical data to estimate the Company's VaR and, to better reflect current asset and liability volatilities, these historical data are weighted to give greater importance to more recent observations. Given its reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology's other limitations.
  VaR represents the potential loss in value of Dynegy's enterprise-wide marketing portfolio due to adverse market movements over a defined time horizon within a specified confidence level. For the VaR numbers reported below, a one-day time horizon and a 95% confidence level were used. This means that there is a one in 20 statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. Thus, a change in portfolio value greater than the expected change in portfolio value on a single trading day would be anticipated to occur, on average, about once a month. Gains or losses on a single day can exceed reported VaR by significant amounts. Gains or losses can also accumulate over a longer time horizon such as a number of consecutive trading days.
  In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in one hundred chance

                                     { 54 }

DYNEGY INC.  PART II

that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. The Company has also disclosed an average VaR for the year and a two-year comparison of daily and average VaR in order to provide context around the one-day amounts.
  The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio:

DAILY AND AVERAGE VAR FOR MARKETING PORTFOLIO

                                                                                  At December 31,
                                                                                  ----------------
($ IN MILLIONS)                                                                      2001     2000
--------------------------------------------------------------------------------------------------
One Day VaR - 95% Confidence Level                                                 $ 18     $ 10
--------------------------------------------------------------------------------------------------
One Day VaR - 99% Confidence Level                                                 $ 26     $ 14
--------------------------------------------------------------------------------------------------
Average VaR for Past Twelve Months - 95% Confidence Level                          $ 12     $ 11
--------------------------------------------------------------------------------------------------

  The following table provides a rolling daily and average VaR for the Company's marketing portfolio over the past two years:

                             DAILY AND AVERAGE VAR

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

DYNEGY CONFIDENTIAL                                                                                               COB: DEC 31, 2001

                     10 Q/K VALUE AT RISK FOR FINANCIAL REPORTING  DAILY AVERAGE VAR  DAILY VAR AT END OF PERIOD
                                                        31-Dec-99         $4,796,970                  $5,833,013
                                                        31-Mar-00         $6,431,928                 $10,193,627
                                                        30-Jun-00        $11,537,764                 $13,400,000
                                                        30-Sep-00        $11,445,038                 $10,800,000
                                                        29-Dec-00        $10,846,505                  $9,600,000
                                                        29-Mar-01         $9,936,888                  $7,432,358
                                                        29-Jun-01         $9,573,656                 $14,504,341
                                                        29-Sep-01        $11,813,332                 $15,708,754
                                                        29-Dec-01        $12,215,029                 $18,010,178

  As the graph above illustrates, the growth in one day VaR from 2000 to 2001 is representative of the Company's growth in business and higher market volatility in the 2001 period.

CREDIT RISK
Credit risk represents the loss that the Company would incur if a counterparty fails to perform under its contractual obligations. To reduce the Company's credit exposure, the Company seeks to enter into netting agreements with counterparties that permit Dynegy to offset receivables and payables with such counterparties. Dynegy attempts to further reduce credit risk with certain counterparties by entering into agreements that enable the Company to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. The Company may, at times, use credit derivatives or other structures and techniques to provide for third-party guarantees of the Company's counterparty's obligations.
  Dynegy's industry typically operates under negotiated credit lines for physical delivery contracts. Dynegy's Credit Department, based on guidelines set by Dynegy's Credit Policy

                                     { 55 }

DYNEGY INC.  PART II

Committee, establishes Dynegy's counterparty credit limits. For collateralized transactions, the Company also evaluates potential exposure over a shorter collection period and gives effect to the value of collateral received. The Company further seeks to measure credit exposure through the use of scenario analyses and other quantitative tools. Dynegy's credit management systems monitor current and potential credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates.
  The following table displays the value of Dynegy's marketing portfolio, inclusive of hedging activities, at December 31, 2001:

                                                                                      Below
                                                                                 Investment
                                                                 Investment    Grade Credit
                                                               Grade Credit      Quality or
($ in millions)                                                     Quality         Unrated   Total
---------------------------------------------------------------------------------------------------
Utilities and power generators                                $         523   $         (22)  $ 501
Financial institutions                                                 (434)              1    (433)
Oil and gas producers                                                   166             130     296
Commercial and industrial companies                                     364              95     459
Other                                                                    48               6      54
---------------------------------------------------------------------------------------------------
Value of portfolio before reserves                            $         667   $         210     877
---------------------------------------------------------------------------------------------------
Credit and market reserves                                                                     (199)
---------------------------------------------------------------------------------------------------
                                                                                                678
Other                                                                                            34
---------------------------------------------------------------------------------------------------
Net risk-management assets                                                                    $ 712
---------------------------------------------------------------------------------------------------

INTEREST RATE RISK
Interest rate risk results from variable rate debt obligations and from providing risk-management services to customers, since changing interest rates impact the discounted value of future cash flows used to value risk-management assets and liabilities. Management continually monitors its exposure to fluctuations in interest rates and may execute swaps or other financial instruments to hedge and mitigate this exposure.
  MARKETING PORTFOLIO. The following table sets forth the daily and average VaR associated with the interest rate component of the marketing portfolio. Dynegy seeks to manage its interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of December 31, 2001 reflected in the table below.

DAILY AND AVERAGE VAR ON INTEREST COMPONENT OF MARKETING PORTFOLIO

                                                               At December 31,
($ IN MILLIONS)                                                           2001
------------------------------------------------------------------------------
One Day VaR - 95% Confidence Level                            $            1.6
------------------------------------------------------------------------------
Average VaR for Past Twelve Month - 95% Confidence Level      $            1.6
------------------------------------------------------------------------------

   VARIABLE RATE FINANCIAL OBLIGATIONS. Based on sensitivity analysis as of December 31, 2001, it is estimated that one percentage point interest rate movement in the average market interest rates (either higher or (lower)) in 2002 would decrease (increase) income before taxes by approximately $35 million. This amount was determined based on hypothetical interest rate movement on the Company's variable rate financial obligations as of December 31, 2001. Since December 31, 2001, the Company has entered into approximately $2.0 billion of interest rate swaps and increased the ratio of fixed interest obligations to total financial obligations through the acquisition of Northern Natural and the sale of $500 million of fixed rate debt in

                                     { 56 }

DYNEGY INC.  PART II

February 2002. Considering these events, the sensitivity at December 31, 2001 would have been reduced from $35 million to $19 million.

FOREIGN CURRENCY EXCHANGE RATE RISK
Foreign currency risk arises from the Company's investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of risk management transactions with customers in countries outside the U.S. Management continually monitors its exposure to fluctuations in foreign currency exchange rates. When possible, contracts are denominated in or indexed to the U.S. dollar, or such risk may be hedged through debt denominated in the foreign currency or through financial contracts.
  At December 31, 2001, the Company's primary foreign currency exchange rate exposures were the United Kingdom Pound, Canadian Dollar, European Euro and Norwegian Kroner. Dynegy seeks to manage its foreign currency exchange rate exposure through application of various hedging strategies.
  The following table sets forth the daily and average Foreign Currency Exchange
VaR:

DAILY AND AVERAGE FOREIGN CURRENCY EXCHANGE VAR

                                                               At December 31,
($ IN MILLIONS)                                                           2001
------------------------------------------------------------------------------
One Day VaR - 95% Confidence Level                            $            0.6
------------------------------------------------------------------------------
Average VaR for Past Twelve Month - 95% Confidence Level      $            1.1
------------------------------------------------------------------------------

DERIVATIVE CONTRACTS
The absolute notional contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows:

ABSOLUTE NOTIONAL CONTRACT AMOUNTS

                                                                                                      December 31,
                                                                                                 ----------------------
                                                                                                   2001    2000    1999
-----------------------------------------------------------------------------------------------------------------------
Natural Gas (Trillion Cubic Feet)                                                                 9.632   7.709   5.702
Electricity (Million Megawatt Hours)                                                             77.997  162.321 42.949
Natural Gas Liquids (Million Barrels)                                                             5.655   6.410  19.902
Weather Derivatives (in thousands of $/ Degree Day)                                                 190     385       -
Crude Oil (Million Barrels)                                                                           -       -  35.554
Coal (Millions of Tons)                                                                            18.5    17.3       -
Fair Value Hedge Interest Rate Swaps (in Millions of U.S.Dollars)                                $  206  $    -  $   37
   Fixed Interest Rate Received on Swaps (Percent)                                                5.284       -   8.210
Cash Flow Hedge Interest Rate Swaps (in millions of U.S. Dollars)                                $  100  $    -  $    -
   Fixed Interest Rate Paid on Swaps (Percent)                                                    4.397       -       -
Interest Rate Risk-Management Contract                                                           $  206  $    -  $    -
   Fixed Interest Rate Paid (Percent)                                                             5.310       -       -
Interest Rate Risk-Management Contract                                                           $  100  $    -  $    -
   Fixed Interest Rate Received (Percent)                                                         4.370       -       -
U.K. Pound Sterling (in millions of U.S. Dollars)                                                $  906  $   15  $   86
Average U.K. Pound Sterling Contract Rate (in U.S. Dollars)                                      $1.4233 $1.4658 $1.6191
Euro Dollars (in millions of U.S. Dollars)                                                       $   18  $   36  $    -
Average Euro Dollar Contract Rate (in U.S. Dollars)                                              $0.8863 $1.0200 $    -
Canadian Dollar (in millions of U.S. Dollars)                                                    $1,395  $  738  $  289
Average Canadian Dollar Contract Rate (in U.S. Dollars)                                          $0.6435 $0.6768 $0.6775

LEGAL RISKS
Derivative transactions may also involve the legal risk that they are not authorized or appropriate for a counterparty, that documentation has not been properly executed or that executed

                                     { 57 }

DYNEGY INC.  PART II

agreements may not be enforceable against the counterparty. The Company attempts to minimize these risks by employing the use of standard contracts, where applicable, or by routinely obtaining advice of counsel on the enforceability of agreements as well as on the authority of a counterparty to effect the derivative transaction.

OPERATIONAL RISKS
Dynegy is subject to all risks inherent in the various businesses in which it operates. These risks include, but are not limited to, explosions, fires, terrorist attacks and product spillage, any or all of which could result in damage to or destruction of operating assets and other property or personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility. Dynegy's Risk and Environment Committee establishes metrics and assesses compliance with corporate risk guidelines. Dynegy maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against or the failure of a party to meet its indemnification obligations could materially and adversely affect Dynegy's results of operations and financial condition. Events impacting the economics of the insurance industry have brought into question companies' ability to obtain insurance coverage at reasonable rates. Dynegy will continue to assess the various coverage alternatives and may decide in the future to increase its reliance on self-insurance.
  In addition to these commercial operational risks, the Company faces reputational damage and financial loss as a result of inadequate or failed internal processes, people and systems. A systems failure or failure to enter a transaction properly into the records may result in an inability to settle transactions in a timely manner or in a breach of the contract. To minimize these risks, the Company has developed policies and controls with respect to data entry and processing of transactions, clearance and settlement of transactions and the detection and prevention of employee error or improper or fraudulent activity.

CONCLUSION
Management believes the Company has effective procedures for evaluating and managing the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of these policies and procedures for managing risk exposure can never be completely predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on results of operations and financial condition. The consequences of these developments can include decreases in the liquidity of trading positions, higher earnings volatility, increased credit exposure to customers and counterparties and increased general systemic risk.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION
This annual report includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
 - Projected operating or financial results;
 - Expectations regarding capital expenditures, dividends and other matters;

                                     { 58 }

DYNEGY INC.  PART II

 - Pending or recent acquisitions such as the Northern Natural and BG Storage Limited acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;
 - Expectations regarding transaction volume and liquidity in wholesale energy markets in the North America and Europe;
 - Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in North America and Europe and anticipated business developments in such markets;
 - The Company's ability to effectively compete for market share with industry participants;
 - Beliefs about the outcome of legal or administrative proceedings, including matters involving Enron;
 - The expected commencement date for commercial operations for new power plants; and
 - Anticipated developments with respect to demand for broadband services and applications and the Company's strategic plans in connection therewith.
  Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:
 - The timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and NGLs, or communications products or services;
 - The timing and extent of deregulation of energy markets in North America and Europe and the rules and regulations adopted on a transitional basis in such markets;
 - The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, as well as Dynegy's ability to maintain its investment grade credit ratings;
 - The effectiveness of Dynegy's risk-management policies and procedures and the ability of Dynegy's counterparties to satisfy their financial commitments;
 - The liquidity and competitiveness of wholesale trading markets for energy commodities, including the impact of electronic or online trading in these markets;
 - Operational factors affecting the start up or ongoing commercial operations of Dynegy's power generation or midstream natural gas facilities, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in fuel costs or availability or the availability of fuel emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;
 - Uncertainties regarding the development of, and competition within, the market for broadband services in North America and Europe, including risks relating to competing technologies and standards, regulation, capital costs and the timing and amount of customer demand for high bandwidth applications;
 - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including matters involving Enron and environmental liabilities that may not be covered by indemnity or insurance; and
 - Other North American or European regulatory or legislative developments that affect the demand for energy generally, increase the environmental compliance cost for Dynegy's power generation or midstream gas facilities or impose liabilities on the owners of such facilities; and
 - General political conditions, including any extended period of war or conflict involving North America or Europe.
  Many of these factors will be important in determining Dynegy's actual future results. Consequently, no forward-looking statement can be guaranteed. Dynegy's actual future results may vary materially from those expressed or implied in any forward-looking statements.

                                     { 59 }

DYNEGY INC.  PART II

  All of Dynegy's forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, Dynegy disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Quantitative and Qualitative Disclosures About Market Risk are set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Business Risk-Management Assessment" herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and financial statement schedule of the Company are set forth at pages F-1 through F-45 inclusive, found at the end of this report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

DYNEGY INC.  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Certain of the information required by this Item 10 will be contained in the definitive Proxy Statement of the Company for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1-Election of Directors" and "Executive Compensation-Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Reference is also made to the information appearing in Part I of this Annual Report on Form 10-K under the caption "Item 1A. Executive Officers."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding related party transactions will be contained in the Proxy Statement under the headings "Principal Stockholders", "Proposal 1-Election of Directors" and "Executive Compensation-Indebtedness of Management" and "-Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     { 60 }

DYNEGY INC.  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

(a) The following documents, which have been filed by the Company with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:

1. Financial Statements - Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8. of this Form 10-K.

2. Financial Statement Schedules - Financial Statement Schedules are incorporated under Item 8. of this Form 10-K.

3. Exhibits - The following instruments and documents are included as exhibits to this Form 10-K. All management contracts or compensation plans or arrangements set forth in such list are marked with a ++.

Exhibit
Number                                          Description
------------------------------------------------------------------------------------
           3.1          Amended and Restated Articles of Incorporation of Dynegy
                        Inc. (incorporated by reference to Appendix A to the
                        Definitive Proxy Statement on Schedule 14A of Dynegy Inc.,
                        File No. 1-15659, filed with the SEC on April 25, 2001).

           3.2          Statement of Resolution Establishing Series of Series B
                        Mandatorily Convertible Redeemable Preferred Stock of Dynegy
                        Inc. (incorporated by reference to Exhibit 4.1 to the
                        Current Report on Form 8-K of Dynegy Inc., File No. 1-15659,
                        dated November 9, 2001).

           3.3          Amended and Restated Bylaws of Dynegy Inc. (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc.,
                        File No. 1-11156).

           4.1          Indenture, dated as of December 11, 1995, by and among NGC
                        Corporation, the Subsidiary Guarantors named therein and the
                        First National Bank of Chicago, as Trustee (incorporated by reference to exhibits to the Registration Statement on Form
                        S-3 of NGC Corporation, Registration No. 33-97368).

           4.2          First Supplemental Indenture, dated as of August 31, 1996, by and among NGC Corporation, the Subsidiary Guarantors
                        named therein and The First National Bank of Chicago, as
                        Trustee, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit
                        4.4 to the Quarterly Report on Form 10-Q for the Quarterly
                        Period Ended September 30, 1996 of NGC Corporation, File No.
                        1-11156).

           4.3          Second Supplemental Indenture, dated as of October 11, 1996, by and among NGC Corporation, the Subsidiary Guarantors
                        named therein and The First National Bank of Chicago, as
                        Trustee, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit
                        4.5 to the Quarterly Report on Form 10-Q for the Quarterly
                        Period Ended September 30, 1996 of NGC Corporation, File No.
                        1-11156).

           4.4          Subordinated Debenture Indenture between NGC Corporation and
                        The First National Bank of Chicago, as Debenture Trustee,
                        dated as of May 28, 1997 (incorporated by reference to
                        Exhibit 4.5 to the Quarterly Report on Form 10-Q for the
                        Quarterly Period Ended June 30, 1997 of NGC Corporation,
                        File No. 1-11156).

           4.5          Amended and Restated Declaration of Trust among NGC
                        Corporation, Wilmington Trust Company, as Property Trustee
                        and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the
                        Quarterly Period Ended June 30, 1997 of NGC Corporation,
                        File No. 1-11156).

           4.6          Series A Capital Securities Guarantee executed by NGC
                        Corporation and The First National Bank of Chicago, as
                        Guarantee Trustee, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form
                        10-Q for the Quarterly Period Ended June 30, 1997 of NGC
                        Corporation, File No. 1-11156).

           4.7          Common Securities Guarantee of NGC Corporation dated as of
                        May 28, 1997 (incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q for the Quarterly Period
                        Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

                                     { 61 }

DYNEGY INC.  PART IV

Exhibit
Number                                          Description
------------------------------------------------------------------------------------
           4.8          Registration Rights Agreement, dated as of May 28, 1997,
                        among NGC Corporation, NGC Corporation Capital Trust I,
                        Lehman Brothers, Salomon Brothers Inc. and Smith Barney Inc.
                        (incorporated by reference to Exhibit 4.11 to the Quarterly
                        Report on Form 10-Q for the Quarterly Period Ended June 30,
                        1997 of NGC Corporation, File No. 1-11156).

           4.9          Fourth Supplemental Indenture among NGC Corporation, Destec
                        Energy, Inc. and The First National Bank of Chicago, as
                        Trustee, dated as of June 30, 1997, supplementing and
                        amending the Indenture dated as of December 11, 1995
                        (incorporated by reference to Exhibit 4.12 to the Quarterly
                        Report on Form 10-Q for the Quarterly Period Ended September
                        30, 1997 of NGC Corporation, File No. 1-11156).

          4.10          Fifth Supplemental Indenture among NGC Corporation, The
                        Subsidiary Guarantors named therein and The First National
                        Bank of Chicago, as Trustee, dated as of September 30, 1997, supplementing and amending the Indenture dated as of
                        December 11, 1995 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K for the Fiscal Year Ended
                        December 31, 1997 of NGC Corporation, File No. 1-11156).

          4.11          Sixth Supplemental Indenture among NGC Corporation, The
                        Subsidiary Guarantors named therein and The First National
                        Bank of Chicago, as Trustee, dated as of January 5, 1998,
                        supplementing and amending the Indenture dated as of
                        December 11, 1995 (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K for the Fiscal Year Ended
                        December 31, 1997 of NGC Corporation, File No. 1-11156).

          4.12          Seventh Supplemental Indenture among NGC Corporation, The
                        Subsidiary Guarantors named therein and The First National
                        Bank of Chicago, as Trustee, dated as of February 20, 1998, supplementing and amending the Indenture dated as of
                        December 11, 1995 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K for the Fiscal Year Ended
                        December 31, 1997 of NGC Corporation, File No. 1-11156).

          4.13          Indenture, dated as of September 26, 1996, restated as of
                        March 23, 1998, and amended and restated as of March 14,
                        2001, between Dynegy Holdings Inc. and Bank One Trust
                        Company, National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000 of Dynegy
                        Holdings Inc., File No. 0-29311).

                        There have not been filed or incorporated as exhibits to
                        this Form 10-K other debt instruments defining the rights of holders of long-term debt of Dynegy and its subsidiaries,
                        none of which relates to authorized indebtedness that
                        exceeds 10% of the consolidated assets of Dynegy and its
                        subsidiaries. Dynegy hereby agrees to furnish a copy of any such instrument not previously filed to the SEC upon
                        request.

          10.1          Dynegy Inc. Amended and Restated 1991 Stock Option Plan
                        (incorporated by reference to Exhibit 10.3 to the Annual
                        Report on Form 10-K for the Fiscal Year Ended December 31,
                        1998 of Dynegy Inc., File No. 1-11156).++

          10.2          Dynegy Inc. 1998 U.K. Stock Option Plan (incorporated by
                        reference to Exhibit 10.4 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc.,
                        File No. 1-11156).++

          10.3          Dynegy Inc. Amended and Restated Employee Equity Option Plan
                        (incorporated by reference to Exhibit 10.5 to the Annual
                        Report on Form 10-K for the Fiscal Year Ended December 31,
                        1998 of Dynegy Inc., File No. 1-11156).++

          10.4          Dynegy Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc.,
                        File No. 1-11156).++

          10.5          Dynegy Inc. 2000 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc.,
                        File No. 1-11156).++

          10.6          Dynegy Inc. 2001 Non-Executive Stock Incentive Plan
                        (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Dynegy Inc.,
                        Registration No. 333-76080).++

          10.7 Extant, Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-47422).++

                                     { 62 }

DYNEGY INC.  PART IV

Exhibit
Number                                          Description
------------------------------------------------------------------------------------
          10.8          Employment Agreement, effective February 1, 2000, between
                        Charles L. Watson and Dynegy Inc. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the
                        Fiscal Year Ended December 31, 1999 of Dynegy Inc., File No.
                        1-11156).++

          10.9          Employment Agreement, effective February 1, 2000, between
                        Stephen W. Bergstrom and Dynegy Inc. (incorporated by
                        reference to Exhibit 10.10 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc.,
                        File No. 1-11156).++

         10.10          Employment Agreement, effective February 1, 2000, between
                        Robert D. Doty, Jr. and Dynegy Inc. (incorporated by
                        reference to Exhibit 10.9 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000 of Dynegy Inc.,
                        File No. 1-15659).++

         10.11          Employment Agreement, effective February 1, 2000, between
                        Kenneth E. Randolph and Dynegy Inc. (incorporated by
                        reference to Exhibit 10.12 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc.,
                        File No. 1-11156).++

         10.12          Employment Agreement, effective as of February 1, 2000,
                        between R. Blake Young and Dynegy Inc. (incorporated by
                        reference to Exhibit 10.11 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000 of Dynegy Inc.,
                        File No. 1-15659).++

         10.13          Employment Agreement, effective February 1, 2000, between
                        Matthew K. Schatzman and Dynegy Inc. (incorporated by
                        reference to Exhibit 10.2 to the Quarterly Report on Form
                        10-Q for the Quarterly Period Ended March 31, 2000 of Dynegy
                        Inc., File No. 1-15659).++

         10.14          Dynegy Inc. Deferred Compensation Plan for Certain Directors
                        (incorporated by reference to Exhibit 10.1 to the Quarterly
                        Report on Form 10-Q for the Quarterly Period Ended March 31,
                        2000 of Dynegy Inc., File No. 1-15659).++

         10.15 Dynegy Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of
                        Dynegy Inc., Registration No. 383-76570).++

         10.16          Dynegy Inc. 401(k) Savings Plan Trust Agreement
                        (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Dynegy Inc.,
                        Registration No. 333-76570).++

         10.17 Dynegy Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080).++

         10.18          Dynegy Inc. Deferred Compensation Plan Trust Agreement
                        (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Dynegy Inc.,
                        Registration No. 333-76080).++

        +10.19          Dynegy Inc. Short-Term Executive Stock Purchase Loan
                        Program.++

         10.20          Lease Agreement entered into on June 12, 1996 between
                        Metropolitan Life Insurance Company and Metropolitan Tower
                        Realty Company, Inc., as landlord, and NGC Corporation, as tenant (incorporated by reference to exhibits to the
                        Registration Statement on Form S-4 of Midstream Combination
                        Corp., Registration No. 333-09419).

         10.21          First Amendment to Lease Agreement entered into on June 12,
                        1996 between Metropolitan Life Insurance Company and
                        Metropolitan Tower Realty Company, Inc., as landlord, and
                        NGC Corporation, as tenant (incorporated by reference to
                        exhibits to the Registration Statement on Form S-4 of
                        Midstream Combination Corp., Registration No. 333-09419).

         10.22          Contribution and Assumption Agreement, dated as of August
                        31, 1996, among Chevron U.S.A. Inc., Chevron Pipe Line
                        Company, Chevron Chemical Company and Midstream Combination
                        Corp. (incorporated by reference to Exhibit 10.1 to the
                        Quarterly Report on Form 10-Q for the Quarterly Period Ended
                        September 30, 1996 of NGC Corporation, File No. 1-11156).

         10.23          Master Alliance Agreement, dated as of September 1, 1996,
                        among Chevron U.S.A. Inc., Chevron Chemical Company, Chevron
                        Pipe Line Company, and other Chevron U.S.A. Inc. affiliates,
                        NGC Corporation, Natural Gas Clearinghouse, Warren Petroleum
                        Company, Limited Partnership, Electric Clearinghouse, Inc.
                        and other NGC Corporation affiliates (incorporated by
                        reference to Exhibit 10.5 to the Quarterly Report on Form
                        10-Q for the Quarterly Period Ended September 30, 1996 of
                        NGC Corporation, File No. 1-11156).

                                     { 63 }

DYNEGY INC.  PART IV

Exhibit
Number                                          Description
------------------------------------------------------------------------------------
        *10.24          Natural Gas Purchase and Sale Agreement, dated as of August
                        30, 1996, between Chevron U.S.A. Inc. and Natural Gas
                        Clearinghouse (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarterly Period
                        Ended September 30, 1996 of NGC Corporation, File No.
                        1-11156).

        *10.25          Master Natural Gas Liquids Purchase Agreement, dated as of
                        September 1, 1996, between Warren Petroleum Company, Limited
                        Partnership and Chevron U.S.A. Inc. (incorporated by
                        reference to Exhibit 10.8 to the Quarterly Report on Form
                        10-Q for the Quarterly Period Ended September 30, 1996 of
                        NGC Corporation, File No. 1-11156).

         10.26          Shareholder Agreement of Energy Convergence Holding Company
                        with Chevron U.S.A. Inc. (incorporated by reference to
                        Exhibit 10.6 to the Current Report on Form 8-K of Dynegy
                        Inc., File No. 1-11156, dated June 14, 1999).

         10.27          Dynegy Inc. Severance Pay Plan (incorporated by reference to
                        Exhibit 10.41 to the Annual Report on Form 10-K for the
                        Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No.
                        1-11156).++

         10.28          Registration Rights Agreement Chevron U.S.A. Inc.
                        (incorporated by reference to Exhibit 10.8 to the Current
                        Report on Form 8-K of Dynegy Inc., File No. 1-11156, dated
                        June 14, 1999).

         10.29          First Amendment to Registration Rights Agreement Chevron
                        U.S.A. Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Dynegy Inc., File No.
                        1-15659, dated November 9, 2001).

         10.30          Subscription Agreement dated as of November 9, 2001 by and among Enron Corp., Northern National Gas Company and Dynegy
                        Inc. (incorporated by reference to Exhibit 10.3 to the
                        Current Report on Form 8-K of Dynegy Inc., File No. 1-15659,
                        dated November 9, 2001).

         10.31          Option Agreement dated as of November 9, 2001 by and among
                        CGNN Holding Company, Inc., MCTJ Holding Co. LLC, Enron
                        Corp., Dynegy Holdings Inc. and, solely for the provisions of Section 5.1 thereof, Dynegy Inc. (incorporated by
                        reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).

         10.32          Amendment to Option Agreement among CGNN Holding Company,
                        Inc., MCTJ Holding Co. LLC, Enron Corp., Dynegy Holdings
                        Inc. and Dynegy Inc. dated as of November 19 2001
                        (incorporated by reference to Exhibit 10.1 to the Current
                        Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated
                        November 19, 2001).

         10.33          Purchase Option Agreement dated as of November 9, 2001 by
                        and among CGNN Holding Company, Inc., MCTJ Holding Co. LLC,
                        Northern Natural Gas Company, Enron Corp., Dynegy Holdings
                        Inc. and Dynegy Inc. (incorporated by reference to Exhibit
                        10.5 to the Current Report on Form 8-K of Dynegy Inc., File
                        No. 1-15659, dated November 9, 2001).

         10.34          Amendment to Purchase Option Agreement among CGNN Holding
                        Company, Inc., MCTJ Holding Co. LLC, Northern Natural Gas
                        Company, Enron Corp., Dynegy Holdings Inc. and Dynegy Inc.
                        dated as of November 19, 2001 (incorporated by reference to
                        Exhibit 10.3 to the Current Report on Form 8-K of Dynegy
                        Inc., File No. 1-15659, dated November 19, 2001).

         10.35          Series B Preferred Stock Subscription Agreement dated as of
                        November 9, 2001 by and between ChevronTexaco Corp. and
                        Dynegy Inc. (incorporated by reference to Exhibit 10.8 to
                        the Current Report on Form 8-K of Dynegy Inc., File No.
                        1-15659, dated November 9, 2001).

         10.36          Certificate of Designations of Series A Preferred Stock of
                        Northern National Gas Company (incorporated by reference to
                        Exhibit 99.2 to the Current Report on Form 8-K of Dynegy
                        Inc., File No. 1-15659, dated November 9, 2001).

         10.37          Certificate of Correction of Certificate of Designations of
                        Series A Preferred Stock of Northern National Gas Company
                        (incorporated by reference to Exhibit 99.3 to the Current
                        Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated
                        November 9, 2001).

                                     { 64 }

DYNEGY INC.  PART IV

Exhibit
Number                                          Description
------------------------------------------------------------------------------------
         10.38          Settlement Agreement among Dynegy Inc., Dynegy Holdings
                        Inc., CGNN Holding Company, Inc. and MCTJ Holding Co. LLC
                        dated as of January 3, 2002 (incorporated by reference to
                        Exhibit 99.1 to the Current Report on Form 8-K of Dynegy
                        Inc., File No. 1-15659, dated January 3, 2002).

         10.39          Agreement among Dynegy Inc., Dynegy Holdings Inc., Enron
                        Corp. and Enron Transportation Services Co. dated as of
                        January 3, 2002 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc., File No.
                        1-15659, dated January 3, 2002).

         +21.1          Subsidiaries of the Registrant.

         +23.1          Consent of Arthur Andersen LLP.

----------------------------------
+  Filed herewith
* Exhibit omits certain information, which the Company has filed separately with the SEC pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
(b) Reports on Form 8-K of Dynegy Inc. for the fourth quarter of 2001.
1. During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K dated November 9, 2001. Items 5 and 7 were reported and no financial statements were filed.
2. During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K dated November 19, 2001. Items 5 and 7 were reported and no financial statements were filed.
3. During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K dated November 28, 2001. Items 5, 7 and 9 were reported and no financial statements were filed.
4. During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K dated December 2, 2001. Items 5, 7 and 9 were reported and no financial statements were filed.
5. During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K dated December 19, 2001. Items 5, 7 and 9 were reported and no financial statements were filed.

                                     { 65 }

DYNEGY INC.  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Dynegy Inc.

Date: March 13, 2002                        By:  /s/ C. L. Watson
                                                 -----------------------------------------
                                                 C. L. Watson, Chairman of the Board,
                                                 Chief Executive Officer and Director

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2002                        By:  /s/ C. L. Watson
                                                 -----------------------------------------
                                                 C. L. Watson, Chairman of the Board,
                                                 Chief Executive Officer and Director
                                                 (Principal Executive Officer)

Date: March 13, 2002                        By:  /s/ Robert D. Doty
                                                 -----------------------------------------
                                                 Robert D. Doty, Executive Vice Presi-
                                                 dent, Chief Financial Officer (Principal
                                                 Financial Officer)

Date: March 13, 2002                        By:  /s/ Michael R. Mott
                                                 -----------------------------------------
                                                 Michael R. Mott, Senior Vice President
                                                 and Controller (Principal Accounting
                                                 Officer)

Date: March 13, 2002                        By:  /s/ Stephen W. Bergstrom
                                                 -----------------------------------------
                                                 Stephen W. Bergstrom, President and Chief
                                                 Operating Officer of Dynegy Inc. and
                                                 Director

Date: March 13, 2002                        By:  /s/ Charles E. Bayless
                                                 -----------------------------------------
                                                 Charles E. Bayless, Director

Date: March 13, 2002                        By:  /s/ Darald W. Callahan
                                                 -----------------------------------------
                                                 Darald W. Callahan, Director

Date: March 13, 2002                        By:  /s/ Michael D. Capellas
                                                 -----------------------------------------
                                                 Michael D. Capellas, Director

Date: March 13, 2002                        By:  /s/ Daniel L. Dienstbier
                                                 -----------------------------------------
                                                 Daniel L. Dienstbier, Director

Date: March 13, 2002                        By:  /s/ Patricia M. Eckert
                                                 -----------------------------------------
                                                 Patricia M. Eckert, Director

                                     { 66 }

DYNEGY INC.  SIGNATURES

Date: March 13, 2002                        By:  /s/ Jerry Johnson
                                                 -----------------------------------------
                                                 Jerry Johnson, Director

Date: March 13, 2002                        By:  /s/ H. John Riley, Jr.
                                                 -----------------------------------------
                                                 H. John Riley, Jr., Director

Date: March 13, 2002                        By:  /s/ Sheli Z. Rosenberg
                                                 -----------------------------------------
                                                 Sheli Z. Rosenberg, Director

Date: March 13, 2002                        By:  /s/ Joe J. Stewart
                                                 -----------------------------------------
                                                 Joe J. Stewart, Director

Date: March 13, 2002                        By:  /s/ Glenn F. Tilton
                                                 -----------------------------------------
                                                 Glenn F. Tilton, Director

Date: March 13, 2002                        By:  /s/ John S. Watson
                                                 -----------------------------------------
                                                 John S. Watson, Director

Date: March 13, 2002                        By:  /s/ J. Otis Winters
                                                 -----------------------------------------
                                                 J. Otis Winters, Director

                                     { 67 }

DYNEGY INC.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Page
------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Public Accountants                    F-2

   Consolidated Balance Sheets as of December 31, 2001 and
     2000                                                      F-3

   Consolidated Statements of Operations for the years
     ended December 31, 2001, 2000 and 1999                    F-4

   Consolidated Statements of Cash Flows for the years
     ended December 31, 2001, 2000 and 1999                    F-5

   Consolidated Statements of Changes in Stockholders'
     Equity for the years ended December 31, 2001, 2000 and
     1999                                                      F-6

   Notes to Consolidated Financial Statements                  F-7

FINANCIAL STATEMENT SCHEDULE

   Valuation and Qualifying Accounts                          F-45

                                    { F-1 }

DYNEGY INC.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Dynegy Inc.:

  We have audited the accompanying consolidated balance sheets of Dynegy Inc. (an Illinois corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended
December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynegy Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.
  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule II is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2002 (except with respect to the matter discussed in Note 20, as to which the date is March 11, 2002)

                                    { F-2 }

DYNEGY INC.  CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,    December 31,
(IN MILLIONS, EXCEPT SHARE DATA)                                       2001            2000
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                     $        218    $          86
Accounts receivable, net of allowance for doubtful accounts
   of $107 million and $69 million, respectively                     3,816            4,876
Accounts receivable, affiliates                                         80              209
Inventories                                                            391              273
Assets from risk-management activities                               4,015            4,466
Prepayments and other assets                                           987              240
-------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                              9,507           10,150
-------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT                                        9,060            7,356
Less: accumulated depreciation                                        (921)            (649)
-------------------------------------------------------------------------------------------
                                                                     8,139            6,707
OTHER ASSETS
Investments in unconsolidated affiliates                               950              799
Investment in Northern Natural Gas Company                           1,501                -
Assets from risk-management activities                               2,332            1,527
Intangible assets, net of amortization                               1,595            1,502
Other assets                                                           850              721
-------------------------------------------------------------------------------------------
   TOTAL ASSETS                                               $     24,874    $      21,406
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $      3,522    $       4,756
Accounts payable, affiliates                                            40               67
Accrued liabilities and other                                        1,029              628
Liabilities from risk-management activities                          3,562            3,812
Current portion of long-term debt and transitional funding
   trust notes                                                         402              116
-------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                         8,555            9,379
-------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                       3,608            2,828
OTHER LIABILITIES
Transitional funding trust notes                                       516              605
Liabilities from risk-management activities                          2,073            1,669
Deferred income taxes                                                1,608            1,426
Other long-term liabilities                                          1,036              537
-------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                17,396           16,444
-------------------------------------------------------------------------------------------

MINORITY INTEREST (NOTE 10)                                          1,010            1,018

SERIAL PREFERRED SECURITIES OF A SUBSIDIARY (NOTE 9)                    46               46

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST
   (NOTE 9)                                                            200              300

SERIES A CONVERTIBLE PREFERRED SECURITIES (NOTE 9)                   1,503                -

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
Class A common stock, no par value, 900,000,000 and
   300,000,000 shares authorized at December 31, 2001 and
   2000, respectively; 268,718,640 and 237,390,802 shares
   issued and outstanding at December 31, 2001 and 2000,
   respectively                                                      2,837            2,190
Class B common stock, no par value, 360,000,000 and
   120,000,000 shares authorized at December 31, 2001 and
   2000, respectively; 86,499,914 and 85,330,544 shares
   issued and outstanding at December 31, 2001 and 2000,
   respectively                                                        801              760
Subscriptions receivable (Note 13)                                     (25)               -
Accumulated other comprehensive loss, net of tax                       (35)             (15)
Retained earnings                                                    1,212              666
Less: treasury stock, at cost: 1,766,800 and 70,000 shares
   at December 31, 2001 and 2000, respectively                         (71)              (3)
-------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                        4,719            3,598
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     24,874    $      21,406
-------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    { F-3 }

DYNEGY INC.  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended December 31,
                                                              ---------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                               2001        2000        1999
-----------------------------------------------------------------------------------------------
Revenues                                                      $  42,242   $  29,445   $  15,430
Cost of sales                                                    40,305      27,986      14,886
-----------------------------------------------------------------------------------------------
Operating margin                                                  1,937       1,459         544

Depreciation and amortization expense                               454         389         129
General and administrative expenses                                 513         329         201
-----------------------------------------------------------------------------------------------

OPERATING INCOME                                                    970         741         214

Earnings of unconsolidated affiliates                               242         205          80
Other income                                                        120         235          73
Interest expense                                                   (259)       (251)        (78)
Other expenses                                                      (74)        (87)        (34)
Minority interest expense                                           (62)        (52)        (11)
Accumulated distributions associated with trust preferred
   securities                                                       (22)        (29)        (17)
-----------------------------------------------------------------------------------------------

Income before income taxes                                          915         762         227
Income tax provision                                                269         261          75
-----------------------------------------------------------------------------------------------

Income from operations                                              646         501         152
Cumulative effect of change in accounting principle                   2           -           -
-----------------------------------------------------------------------------------------------

NET INCOME                                                    $     648   $     501   $     152
-----------------------------------------------------------------------------------------------

Net income                                                    $     648   $     501   $     152
Less: preferred stock dividends                                       3          35           -
-----------------------------------------------------------------------------------------------
Net income applicable to common stockholders                  $     645   $     466   $     152
-----------------------------------------------------------------------------------------------

NET INCOME PER SHARE:

Basic earnings per share                                      $    1.98   $    1.54   $    0.71
-----------------------------------------------------------------------------------------------

Diluted earnings per share                                    $    1.90   $    1.48   $    0.66
-----------------------------------------------------------------------------------------------

Basic shares outstanding                                            326         302         213
-----------------------------------------------------------------------------------------------

Diluted shares outstanding                                          340         315         230
-----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    { F-4 }

DYNEGY INC.  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                              ------------------------------
(IN MILLIONS)                                                     2001       2000       1999
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                    $    648   $    501   $    152
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment          449        357        108
   Earnings from unconsolidated investments, net of cash
      distributions                                               (142)       (87)       (14)
   Risk-management activities                                      130       (354)      (115)
   Deferred income taxes                                           131        151         63
   Gain on asset sales, net                                        (36)      (132)       (50)
   Reserve for doubtful accounts                                    40         45          -
   Income tax benefit from stock option exercise and other          35         71         16
Change in assets and liabilities resulting from operating
   activities:
   Accounts receivable                                           1,676     (5,117)      (463)
   Inventories                                                       3         21       (106)
   Prepayments and other assets                                   (153)        95         54
   Accounts payable and accrued liabilities                     (1,920)     4,931        385
Other, net                                                         (50)       (44)       (21)
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          811        438          9
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                            (1,845)      (769)      (365)
Investment in unconsolidated affiliates                         (1,533)      (141)       (84)
Business acquisitions, net of cash acquired                       (603)    (1,202)         -
Proceeds from asset sales                                        1,078        856         81
Other investing, net                                              (510)       (48)        49
--------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (3,413)    (1,304)      (319)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                 680        319        397
Repayments of long-term borrowings                                (272)      (359)       (44)
Net cash flow from commercial paper and money market lines
   of credit                                                       599       (906)       (42)
Proceeds from sale of capital stock, options and warrants          604      1,216         22
Proceeds from issuance of convertible preferred stock            1,500          -          -
Purchase of treasury stock                                         (68)        (3)         -
Redemption of Illinois Power Preferred Securities                 (100)       (93)         -
Dividends and other distributions, net                             (98)      (112)        (8)
Other financing, net                                              (111)       845          2
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,734        907        327
--------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          132         41         17
Cash and cash equivalents, beginning of year                        86         45         28
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $    218   $     86   $     45
--------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    { F-5 }

DYNEGY INC.  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               Preferred Stock        Common Stock                                               Treasury
                             -------------------   -------------------    Paid In                Retained   -------------------
(in millions)                  Shares     Amount     Shares     Amount    Capital      Other     Earnings     Shares     Amount
-------------------------------------------------------------------------------------------------------------------------------
December 31, 1998                   5   $     75        211   $      1   $    935   $      -   $      133         (2)  $    (17)
Comprehensive income:
    Net income                      -          -          -          -          -          -          152          -          -
Total comprehensive income
Options exercised                   -          -          5          -         22          -            -          -          -
Dividends and other
    distributions                   -          -          -          -          -          -           (8)         -          -
401(k) plan and profit
    sharing stock                   -          -          1          -         10          -            -          -          -
Options granted                     -          -          -          -          6          -            -          -          -
-------------------------------------------------------------------------------------------------------------------------------

December 31, 1999                   5   $     75        217   $      1   $    973   $      -   $      277         (2)  $    (17)
Comprehensive income:
    Net income                      -          -          -          -          -          -          501
    Other comprehensive
        loss, net of tax            -          -          -          -          -        (15)           -          -          -
Total comprehensive income
Illinova acquisition                1        (75)        59      1,817       (973)         -            -          2         17
Common Stock issued                 -          -         23        858          -          -            -          -          -
Preferred Stock conversion         (6)         -         12          -          -          -            -          -          -
Extant acquisition                  -          -          2         90          -          -            -          -          -
Options exercised                   -          -          9        157          -          -            -          -          -
Dividends and other
    distributions                   -          -          -          -          -          -         (112)         -          -
401(k) plan and profit
    sharing stock                   -          -          1         12          -          -            -          -          -
Options granted                     -          -          -         15          -          -            -          -          -
Treasury stock                      -          -          -          -          -          -            -          -         (3)
-------------------------------------------------------------------------------------------------------------------------------

December 31, 2000                   -   $      -        323   $  2,950   $      -   $    (15)  $      666          -   $     (3)
Comprehensive income:
    Net income                      -          -          -          -          -          -          648          -          -
    Other comprehensive
        loss, net of tax            -          -          -          -          -        (20)           -          -          -
Total comprehensive income
Common Stock issued                 -          -         30        605          -          -            -          -          -
Subscriptions receivable                                 (1)       (25)
Options exercised                   -          -          3         59          -          -            -          -          -
Dividends and other
    distributions                   -          -          -          -          -          -         (102)         -          -
401(k) plan and profit
    sharing stock                   -          -          -         11          -          -            -          -          -
Options granted                     -          -          -         13          -          -            -          -          -
Treasury stock                      -          -          -          -          -          -            -          2        (68)
-------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001                   -   $      -        355   $  3,613   $      -   $    (35)  $    1,212          2   $    (71)
-------------------------------------------------------------------------------------------------------------------------------


(in millions)                   Total
---------------------------
December 31, 1998              $1,127
Comprehensive income:
    Net income                    152
                             --------
Total comprehensive income        152
Options exercised                  22
Dividends and other
    distributions                  (8)
401(k) plan and profit
    sharing stock                  10
Options granted                     6
---------------------------
December 31, 1999              $1,309
Comprehensive income:
    Net income                    501
    Other comprehensive
        loss, net of tax          (15)
                             --------
Total comprehensive income        486
Illinova acquisition              786
Common Stock issued               858
Preferred Stock conversion          -
Extant acquisition                 90
Options exercised                 157
Dividends and other
    distributions                (112)
401(k) plan and profit
    sharing stock                  12
Options granted                    15
Treasury stock                     (3)
---------------------------
December 31, 2000              $3,598
Comprehensive income:
    Net income                    648
    Other comprehensive
        loss, net of tax          (20)
                             --------
Total comprehensive income        628
Common Stock issued               605
Subscriptions receivable          (25)
Options exercised                  59
Dividends and other
    distributions                (102)
401(k) plan and profit
    sharing stock                  11
Options granted                    13
Treasury stock                    (68)
---------------------------
DECEMBER 31, 2001              $4,719
---------------------------

See Notes to Consolidated Financial Statements.

                                    { F-6 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY
Dynegy Inc. ("Dynegy" or the "Company") is one of the world's leading energy merchants. Through its global energy delivery network and marketing, logistics and risk-management capabilities, the Company provides innovative solutions to customers in North America, the United Kingdom and Continental Europe. The Company's businesses include power generation and wholesale and direct commercial and industrial marketing of power, natural gas, coal and other similar products. The Company is also engaged in the transportation, gathering and processing of natural gas liquids ("NGLs") and the transmission and distribution of electricity and natural gas to retail consumers. Dynegy also is engaged in pursuing and capturing opportunities in the converging energy and communications market place with its global long-haul fiber optic and metropolitan network in key cities in the United States and Europe.

NOTE 2 - ACCOUNTING POLICIES
The accounting policies of Dynegy conform to generally accepted accounting principles in the United States. The more significant of such accounting policies are described below. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates.
  PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Certain reclassifications have been made to prior-period amounts to conform with current-period financial statement classifications.
  CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.
  INVESTMENT IN UNCONSOLIDATED AFFILIATES. Investments in affiliates in which the Company has a significant ownership interest, generally 20 percent to 50 percent, are accounted for by the equity method. Any excess of the Company's investment in these entities over its equity in the underlying net assets of the affiliates is amortized over the estimated economic service lives of the underlying assets. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinues the amortization of goodwill associated with equity investments. Other investments less than 20 percent owned with readily determinable fair value are considered available-for-sale and are recorded at quoted market value or at the lower of cost or net realizable value, if there is no readily determinable fair value. For securities with a readily determinable fair value, the change in the unrealized gain or loss, net of deferred income tax, is recorded as a separate component of other comprehensive income in the consolidated statement of stockholders' equity. Realized gains and losses on investment transactions are determined on the specific-identification basis.
  CONCENTRATION OF CREDIT RISK. Dynegy provides multiple energy commodity solutions principally to customers in the electric and gas distribution industries and to entities engaged in industrial and petrochemical businesses. These industry concentrations have the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry, weather or other conditions. Receivables generally are not collateralized; however, Dynegy believes the credit risk posed by industry concentration is largely offset by the diversification and

                                    { F-7 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

creditworthiness of the Company's customer base.
  INVENTORIES. Inventories consisted primarily of natural gas in storage of $194 million and $70 million, NGLs of $74 million and $135 million and coal of $58 million and $24 million at December 31, 2001 and 2000, respectively, and crude oil of $10 million at December 31, 2001. Such inventory is valued at the lower of weighted average cost or at market. Materials and supplies inventory of $55 million and $44 million at December 31, 2001 and 2000, respectively, is carried at the lower of cost or market using the specific-identification method.
  PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment consisting principally of gas gathering, processing, fractionation, terminaling and storage facilities, natural gas transmission lines, pipelines, power generating facilities and communications equipment is recorded at cost. Expenditures for major replacements, renewals, and major maintenance are capitalized. The Company considers major maintenance to be expenditures incurred on a cyclical basis in order to maintain and prolong the efficient operation of its assets. Expenditures for repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 40 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. The approximate depreciation rates are as follows:

                                                 Annual
Asset Group               Range of Years     Percentage
-------------------------------------------------------
Gathering and
   Processing Systems     10 to 25 years  4.0% to 10.0%
Power Facilities          27 to 35 years   2.9% to 3.7%
Transportation
   Equipment              10 to 25 years  4.0% to 10.0%
Telecommunications
   Equipment               7 to 12 years  8.3% to 14.3%
Buildings and
   Improvements           10 to 40 years  2.5% to 10.0%
Office and
   Miscellaneous
   Equipment               3 to 35 years  2.9% to 33.3%
Storage Assets            14 to 30 years   3.3% to 7.1%

  Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired. Through the end of the period, the Company has reviewed the carrying value of its long-lived assets in accordance with provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("Statement No. 121"). In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement
No. 121 and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on the Company's financial position or results of operations.
  ENVIRONMENTAL COSTS AND OTHER CONTINGENCIES. Environmental costs relating to current operations are expensed or capitalized, as

                                    { F-8 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and site-specific costs. Such liabilities may be recognized on a discounted basis if the amount and timing of anticipated expenditures for a site are fixed or reliably determinable; otherwise, such liabilities are recognized on an undiscounted basis. Environmental liabilities in connection with assets that are sold or closed are recognized upon such sale or closure, to the extent they are probable, can be estimated and have not previously been reserved. In assessing environmental liabilities, no offset is made for potential insurance recoveries. Recognition of any joint and several liability is based upon the Company's best estimate of its final pro rata share of such liability.
  Liabilities for other contingencies are recognized upon identification of an exposure, which when fully analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such loss amount can be reasonably estimated. Costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current operations. When a range of probable loss exists, the Company accrues the lesser end of the range.
  During 2001, the FASB issued Statement of Financial Accounting Standards
No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. The Company is evaluating the future financial effects of adopting Statement No. 143 and expects to adopt the standard effective January 1, 2003.
  GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets, principally goodwill, have been amortized on a straight-line basis over their estimated useful lives of 25 to 40 years. However, during 2001, the FASB issued Statement No. 142 which discontinues goodwill amortization over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. The Company is currently analyzing any impact the adoption of Statement No. 142 effective January 1, 2002 will have on its financial position and results of operations.
  REVENUE RECOGNITION. Dynegy utilizes two comprehensive accounting models in reporting its consolidated financial position and results of operations as required by generally accepted accounting principles - an accrual model and a fair value model. Dynegy determines the appropriateness of application of one comprehensive accounting model over the other in accounting for its varied operations based on guidance provided in numerous accounting standards and positions adopted by the FASB or the Securities and Exchange Commission.
  The accrual model is used to account for substantially all of the operations conducted in the Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC") segments as well as all physically operated assets owned by the Wholesale Energy Network ("WEN") segment. Ownership and operation of physical assets characterize these businesses. Dynegy uses these physical assets in various manufacturing and delivery processes. These processes include the generation of electricity, the separation of natural gas liquids into their component parts from a stream of natural gas, the transportation or transmission of commodities through pipelines or over transmission lines and the delivery of data and voice bits over communication networks. End sales from these businesses result in physical delivery of commodities or services to Dynegy wholesale, commercial and industrial and retail customers.

                                    { F-9 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Revenues for product sales and gas processing and marketing services are recognized when title passes to the customer or when the service is performed. Fractionation and transportation revenues are recognized based on volumes received in accordance with contractual terms. Revenues derived from power generation are recognized upon output, product delivery or satisfaction of specific targets, all as specified by contractual terms. The Company's transmission and distribution revenues are recognized when services are provided to customers. Fees derived from engineering and construction contracts and development and other activities received from joint ventures in which Dynegy holds an equity interest are deferred to the extent of Dynegy's ownership interest and amortized on a straight-line basis over appropriate periods, which vary according to the nature of the service provided and the ventures' operations. Shipping and handling costs are included in revenue when billed to customers in conjunction with the sale of products.
  Revenues derived from communications activities are recognized in the month the service is provided. Amounts billed in advance of providing services are recorded as unearned revenue until the period such services are either provided or expire unused. Revenue related to installation of service and sale of customer equipment is recognized when equipment is delivered and installation is completed.
  The fair value model is used to account for certain forward physical and financial transactions in the WEN, DMS and DGC segments, which meet criteria defined by the FASB or the Emerging Issues Task Force. These criteria require these contracts to be related to future periods and contain fixed price and volume components and must have terms that require or permit net settlement of the contract in cash or its equivalent. As these transactions may be settled in cash, the value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. The net gains or losses resulting from the revaluation of these contracts during the period are recognized currently in the Company's result of operations. Assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short-term or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statements of operations.
  The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its NGLs, electricity and coal businesses in order to minimize the risk of changes in market prices in these commodities. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Gains and losses from hedging transactions are recognized in income in the periods for which the underlying commodity, interest rate or foreign currency transaction impacts earnings. If the underlying being hedged by the commodity, interest rate or foreign currency transaction is disposed of or otherwise terminated, the gain or loss associated with such contract is no longer deferred and is recognized in the period the underlying contract is eliminated.
  INCOME TAXES. The Company files a consolidated United States federal income tax return and, for financial reporting purposes, provides income taxes for the difference in the tax and financial reporting bases of its assets and liabilities in accordance with Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes."
  EARNINGS PER SHARE. Basic earnings per share represents the amount of earnings for the period available to each share of common

                                    { F-10 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Dilutive potential common shares consisted of approximately 10 million common shares subject to stock options and preferred stock convertible into approximately 4 million common shares. For 2000 and 1999, dilutive potential common shares consisted of stock options to purchase approximately 13 million and 17 million common shares, respectively. Common shares outstanding and the resulting computation of basic and diluted earnings per share for all periods prior to December 31, 1999 have been restated to give effect to the 0.69 fixed exchange ratio contained in the terms of the Illinova acquisition. Also, all common shares outstanding, price per share, dividends per share and earnings per share amounts relating to transactions or periods prior to August 22, 2000 have been restated for the two-for-one stock split effected by means of a stock dividend distributed on August 22, 2000.
  FOREIGN CURRENCY TRANSLATIONS. For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing for each month. Translation adjustments for the asset and liability accounts are included as a separate component of other comprehensive income in stockholders' equity. Currency transaction gains and losses are recorded in income.
  EMPLOYEE STOCK OPTIONS. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its stock compensation plans. Accordingly, compensation expense is not recognized for employee stock options unless the options were granted at an exercise price lower than the market value on the grant date. The Company has granted below-market options in the past and continues to recognize compensation expense over the applicable vesting periods. Stock options are no longer issued at less than market price. Additionally, in 2001, a charge of $1 million recognized in "General and Administrative Expenses" was incurred due to the extension of the exercise period of various stock options and the acceleration of vesting for various other stock options.
  REGULATORY ASSETS. Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71") allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover through inclusion in future rates. Illinois Power Company ("IP"), the Company's wholly owned subsidiary, records regulatory assets in accordance with Statement No. 71. Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. The significant components of regulatory assets at December 31, 2001 and 2000 were approximately $336 million and $385 million, respectively, and are included in other long-term assets.

NOTE 3 - COMMERCIAL OPERATIONS, RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS
Dynegy's operations and periodic returns are impacted by a myriad of risk factors, some of which may, and some of which may not, be mitigated by risk management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, management estimations, strategic investment decisions, changes in competition, operational risks, environmental risks and changes in regulation.
  The potential for changes in the market value of Dynegy's commodity, interest rate

                                    { F-11 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and currency portfolios is referred to as "market risk". A description of each market risk is set forth below:
 - Commodity price risks result from exposures to changes in spot prices, forward prices and volatilities of commodities, such as electricity, natural gas, crude oil and other similar products;
 - Interest rate risks primarily result from exposures to changes in the level, slope and curvature of the yield curve and the volatility of interest rates; and
 - Currency rate risks result from exposures to changes in spot prices, forward prices and volatilities of currency rates.
  Dynegy seeks to manage these market risks through diversification, controlling position sizes and executing hedging strategies. The ability to manage an exposure may, however, be limited by adverse changes in market liquidity or other factors. Dynegy cannot guarantee the ultimate effectiveness of its risk management activities.
  Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market within guidelines established by management and Dynegy's Board of Directors, resulting from the management of its portfolio. In addition, as a result of marketplace illiquidity and other factors, the Company may, at times, be unable to hedge its portfolio fully for certain market risks.
  The financial performance and cash flow derived from certain merchant generating capacity (e.g., peaking facilities) are impacted annually, either favorably or unfavorably, by changes in and the relationship between the cost of the commodity fueling the facilities and electricity prices, which in turn influences the volume of electricity generated by these assets.
  Operating results associated with natural gas gathering, processing and fractionation activities are sensitive to changes in NGL prices and the availability of inlet volumes. In addition, similar to peaking electricity generating facilities, straddle processing plants are impacted by changes in, and the relationship between, natural gas and NGL prices, which in turn influence the volumes of gas processed at these facilities. The impact from changes in NGL prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. The availability of inlet volumes directly affects the utilization and profitability of this segment's businesses. Commodity price volatility may also affect operating margins derived from the Company's NGL marketing operations.
  Operating results in the transmission and distribution business may be impacted by commodity price fluctuations resulting from purchases of electricity used in supplying service to its customers. IP has contracted for volumes from various suppliers under contracts having various terms. Certain of these contracts do not obligate the supplier to provide replacement power to IP in the event of a curtailment or shutdown of operating facilities. If the commodity volumes supplied from these agreements are inadequate to cover IP's native load, the Company will be required to purchase its supply needs in open-market purchases at prevailing market prices. Such purchases would expose IP to commodity price risk. Price risk associated with the gas marketing operations of IP is mitigated through contractual terms applicable to the business, as allowed by the Illinois Commerce Commission (ICC).
  Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units to ensure compliance with Dynegy's risk-management policies. Risk measurement is also practiced daily against the Dynegy portfolios with Value at Risk, stress

                                    { F-12 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

testing and scenario analysis on the commercial portfolios.
  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. In addition to applying business judgment, senior management uses a number of quantitative tools to manage Dynegy's exposure to market risk. These tools include:
 - Risk limits based on a summary measure of market risk exposure, referred to as VaR; and
 - Stress and scenario analyses as performed daily that measure the potential effects of various market events, including substantial swings in volatility factors, absolute commodity price changes and the impact of interest rate movements.
  VaR represents the potential loss in value of Dynegy's enterprise-wide marketing portfolio due to adverse market movements over a defined time horizon with a specified confidence level.
  The modeling of the risk characteristics of Dynegy's marketing portfolio involves a number of assumptions and approximations. Dynegy estimates VaR using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period and a 95 percent confidence level. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.
  Dynegy uses historical data to estimate the Company's VaR and, to better reflect current asset and liability volatilities, these historical data are weighted to give greater importance to more recent observations. Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology's other limitations.
  CREDIT AND MARKET RESERVES. In connection with the market valuation of its energy commodity contracts, the Company maintains certain reserves for a number of risks associated with these future commitments. Among others, these include reserves for credit risks based on the financial condition of counterparties, reserves for price and product location ("basis") differentials and consideration of the time value of money for long-term contracts. Counterparties in its marketing portfolio consist principally of financial institutions, major energy companies and local distribution companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively. However, with regard to its counterparties Dynegy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, the Company employs standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.
  Based on these policies, its current exposures and its credit reserves, Dynegy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance. As a result of Enron Corp.'s ("Enron") bankruptcy, the Company reserved an after-tax amount of $51 million in the fourth quarter of 2001 related to the Company's net exposure for commercial transactions with the bankrupt enterprise. The global netting agreement between Dynegy and Enron as well as the valuation of these commercial transactions covered by the agreement are subject to approval from the bankruptcy court.

                                    { F-13 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following table displays the value of Dynegy's marketing transactions at December 31, 2001:

                                                  Below
                                             Investment
                             Investment    Grade Credit
                           Grade Credit      Quality or
($ in millions)                 Quality         Unrated   Total
---------------------------------------------------------------
Utilities and power
    generators            $         523   $         (22)  $ 501
Financial institutions             (434)              1    (433)
Oil and gas producers               166             130     296
Commercial and
    industrial companies            364              95     459
Other                                48               6      54
---------------------------------------------------------------
Value of portfolio
    before reserves       $         667   $         210     877
---------------------------------------------------------------
Credit and market
    reserves                                               (199)
---------------------------------------------------------------
                                                            678
Other                                                        34
---------------------------------------------------------------
Net risk management
    assets                                                $ 712
---------------------------------------------------------------

  At December 31, 2001, the term of Dynegy's marketing portfolio extends to 2016 and the average remaining life of an individual transaction was five months.
  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Financial Accounting Standards Board ("FASB") issued, and subsequently amended, Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement
No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives which are not a part of the Company's marketing activities qualify and are designated as hedges of future cash flows, fair values, net investments or qualify and are designated as normal purchases and sales. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. For derivatives treated as hedges of net investment in foreign operations, the effective portion of changes in the fair value of the derivative is recorded in the cumulative translation adjustment. Derivatives treated as normal purchases or sales are recorded and recognized in income using accrual accounting.
  The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):

                                                   Other
                                  Net      Comprehensive
                               Income             Income
--------------------------------------------------------
Adjustment to fair value of
   derivatives               $      3   $             64
Income tax effects                 (1)               (23)
--------------------------------------------------------
Total                        $      2   $             41
--------------------------------------------------------

  Changes in stockholders' equity related to derivatives for the year ended December 31, 2001 were as follows, net of taxes (in millions):

Transition adjustment as of
   January 1, 2001                     $ 41
Current period decline in fair value    (35)
Reclassifications to earnings, net        6
-------------------------------------------
Balance at December 31, 2001           $ 12
-------------------------------------------

  Accumulated Other Comprehensive Income (Loss), Net of Tax is included in

                                    { F-14 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholders' Equity on the Consolidated Balance Sheet as follows (in millions):

Statement No. 133, Net                 $ 12
Currency Translation Adjustment         (28)
Unrealized Loss on Available-for-Sale
   Securities, Net                      (19)
-------------------------------------------
Accumulated Other Comprehensive Loss,
   Net of Tax, at December 31, 2001    $(35)
-------------------------------------------

  Additional disclosures required by Statement No. 133, as amended, are provided in the following paragraphs.
  The Company enters into various financial derivative instruments which qualify as cash flow hedges. Instruments related to its energy convergence and midstream liquids businesses are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. Interest rate swaps are used to convert the floating interest-rate component of certain obligations to fixed rates.
  During the year ended December 31, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.
  The balance in other comprehensive income at December 31, 2001 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or liquids, payments of interest and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $32 million of income, net of taxes, is estimated to be reclassified into earnings over the year ending December 31, 2002. A loss of $20 million is estimated to be reclassified into earnings beyond the year ending December 31, 2002. The actual amounts that will be reclassified to earnings over the next year and beyond could vary materially from this estimated amount as a result of changes in market conditions.
  The Company also enters into derivative instruments which qualify as fair-value hedges. The Company used interest rate-swaps to convert a portion of its nonprepayable fixed-rate debt into variable-rate debt. During the twelve months ended December 31, 2001, there was no ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness. Additionally, no amounts were recognized in relation to firm commitments that no longer qualified as fair-value hedge items.
  The Company has investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses derivative financial instruments, including foreign exchange forward contracts and cross currency interest rate swaps, to hedge this exposure. For the year ended December 31, 2001, approximately $29 million of net losses related to these contracts were included in the cumulative translation adjustment. This amount neutralizes the cumulative translation gains of the underlying net investments in foreign subsidiaries for the period the derivative financial instruments were outstanding.
  FAIR VALUE OF FINANCIAL INSTRUMENTS. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair-value amounts have been determined by the Company using available market information and selected valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair-value amounts.

                                    { F-15 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:

                                                                             December 31,
                                                              -------------------------------------------
                                                                     2001                   2000
                                                              -------------------   ---------------------
                                                              CARRYING       FAIR   CARRYING
($ IN MILLIONS)                                                 AMOUNT      VALUE     AMOUNT   FAIR VALUE
---------------------------------------------------------------------------------------------------------
DYNEGY INC.
   Series B Convertible Preferred Securities                  $  1,503   $  1,418   $      -   $       -
   Foreign Currency Risk-Management Contracts                      (11)       (11)         2           2

DYNEGY HOLDINGS INC.
   Commercial Paper                                                  6          6        115         115
   Revolving Credit Facilities                                     600        600          -           -
   Canadian Credit Agreement                                        40         40         59          59
   Senior Notes, 6.75% through 8.125%, due 2002 through 2026     1,693      1,488      1,200       1,200
   Preferred Securities of a Subsidiary Trust                      200        159        200         189
   Fair Value Hedge Interest Rate Swap                              (7)        (7)         -           -
   Cash Flow Hedge Interest Rate Swap                                1          1          -           -
   Interest Rate Risk-Management Contracts                           6          6          -           -
   Commodity Risk-Management Contracts                             292        292        970         958

ILLINOVA CORPORATION
   Senior Notes, 7.125%, due 2004                                  102        100        103         101
   Medium Term Notes, 6.15% through 6.46%, due 2001 through
      2002                                                          20         20         50          50
   Serial Preferred Securities of a Subsidiary                      46         39         46          27

ILLINOIS POWER COMPANY
   Commercial Paper                                                 38         38        148         148
   Revolving Credit Facilities                                     240        240          -           -
   Mortgage Bonds, 6% through 7.5%, due 2002 through 2025          674        649        674         671
   Pollution Control Revenue Refunding Bonds, 5.4% - 7.4%,
      due 2024 through 2028                                        175        183        175         173
   Adjustable Rate Pollution Control Revenue Refunding
      Bonds, due 2032                                              150        150        150         150
   Floating Rate Pollution Control Revenue Refunding Bonds,
      due 2017 through 2028                                        186        186        186         186
   Transitional Funding Trust Notes, 5.26% through 5.65%,
      due 2001 through 2008                                        602        607        689         677
   Trust Originated Preferred Securities                             -          -        100          99

DYNEGY GLOBAL COMMUNICATIONS
   Investment in Warrants                                           37         37         14          14

  The financial statement carrying amounts of the Company's credit agreement and variable-rate debt obligations were assumed to approximate fair value. The fair values of the Company's other long-term indebtedness, including the Preferred Securities of a Subsidiary Trust, were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of interest rate, foreign currency and commodity risk-management contracts were based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. The investment in warrants is recorded at fair value estimated using the Black-Scholes valuation methodology.

                                    { F-16 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The absolute notional contract amounts associated with the commodity risk-management, interest rate and foreign currency exchange contracts, respectively, were as follows:

                                                                      December 31,
                                                              -----------------------------
                                                                   2001      2000      1999
-------------------------------------------------------------------------------------------
Natural Gas (Trillion Cubic Feet)                                 9.632     7.709     5.702
Electricity (Million Megawatt Hours)                             77.997   162.321    42.949
Natural Gas Liquids (Million Barrels)                             5.655     6.410    19.902
Weather Derivatives (In thousands of $/Degree Day)            $     190   $   385   $     -
Crude Oil (Million Barrels)                                           -         -    35.554
Coal (Millions of Tons)                                            18.5      17.3         -
Fair Value Hedge Interest Rate Swaps (In millions of U.S.
   Dollars)                                                   $     206   $     -   $    37
   Fixed Interest Rate Received on Swaps (Percent)                5.284         -     8.210
Cash Flow Hedge Interest Rate Swaps (In millions of U.S.
   Dollars)                                                   $     100   $     -   $     -
   Fixed Interest Rate Paid on Swaps (Percent)                    4.397         -         -
Interest Rate Risk-Management Contract                        $     206   $     -   $     -
   Fixed Interest Rate Paid on Swaps (Percent)                    5.310         -         -
Interest Rate Risk-Management Contract                        $     100   $     -   $     -
   Fixed Interest Rate Received (Percent)                         4.370         -         -
U.K. Pound Sterling (In millions of U.S. Dollars)             $     906   $    15   $    86
Average U.K. Pound Sterling Contract Rate (U.S. Dollars)      $  1.4233   $1.4658   $1.6191
Euro dollars (In millions of U.S. Dollars)                    $      18   $    36   $     -
Average Euro dollar Contract Rate (U.S. Dollars)              $  0.8863   $1.0200   $     -
Canadian Dollar (In millions of U.S. Dollars)                 $   1,395   $   738   $   289
Average Canadian Dollar Contract Rate (U.S. Dollars)          $  0.6435   $0.6768   $0.6775

  In 2001, approximately 10% of the Company's consolidated revenues and 12% of consolidated costs of sales were derived from transactions with Enron. Based on the terms of these transactions, Dynegy can fulfill these needs through other counterparties.
  Cash inflows (outflows) for the Company's net risk management assets and liabilities at December 31, 2001 were estimated based upon quoted market prices, prices validated against industry posted prices as well as forecasted prices based on long-term models. A majority of the fair value of the marketing portfolio is based on market prices. For less liquid markets and products, Dynegy employs mathematical models principally derived from fundamental market research and econometrics to estimate forward price curves for valuing positions in the markets. The Company's modeling methodology has been consistently applied year over year. Dynegy believes its pricing models are based on reasonable and sound assumptions. There can be no assurances that actual cash returns will not vary materially from these estimates. The mark-to-market value and cash flow components of the Company's net risk-management assets and liabilities at December 31, 2001 are as follows:

($ in millions)                                               2002       2003       2004       2005       2006     Beyond
-------------------------------------------------------------------------------------------------------------------------
Mark-to-Market                                                $460   $     33   $     20   $    (18)  $     29   $    154
Cash Flow                                                      496         55         40         (2)        53        330
-------------------------------------------------------------------------------------------------------------------------

                                    { F-17 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CASH FLOW INFORMATION
Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                 Year Ended December 31,
                              -----------------------------
($ IN MILLIONS)                   2001      2000       1999
-----------------------------------------------------------
Interest paid (net of amount
    capitalized)              $    241   $   238   $     80
-----------------------------------------------------------
Taxes paid (net of refunds)   $     79   $    40   $      2
-----------------------------------------------------------
Detail of businesses
    acquired:
    Current assets and other  $     40   $   598   $      -
    Fair value of
        non-current assets         885     7,343          -
    Liabilities assumed,
        including deferred
        taxes                     (308)   (4,782)         -
    Capital stock issued and
        options exercised            -    (1,907)         -
    Cash balance acquired          (14)      (50)         -
-----------------------------------------------------------
    Cash paid, net of cash
        acquired              $    603   $ 1,202   $      -
-----------------------------------------------------------

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
Investments in property, plant and equipment consisted of:

                                  December 31,
                                -----------------
($ IN MILLIONS)                     2001     2000
-------------------------------------------------
Wholesale Energy Network:
   Generation assets            $  3,970   $3,505
   Storage facilities (U.K.)         795        -
Dynegy Midstream Services:
   Natural gas processing          1,000      934
   Fractionation                     200      198
   Liquids marketing                 204      268
   Natural gas gathering and
      transmission                   225      193
   Crude oil                           -        9
Transmission and Distribution      1,993    1,906
Dynegy Global Communications         237       58
IT Systems and Other                 436      285
-------------------------------------------------
                                   9,060    7,356
Less: accumulated depreciation      (921)    (649)
-------------------------------------------------
                                $  8,139   $6,707
-------------------------------------------------

  Interest capitalized related to costs of projects in process of development totaled $20 million, $30 million and $17 million for the years ended
December 31, 2001, 2000 and 1999, respectively. In 2000, a $25 million impairment reserve was recorded related to Canadian gas processing assets.

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND NORTHERN NATURAL GAS
COMPANY
Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Consolidated Statements of Operations as Equity in earnings of unconsolidated affiliates. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $843 million and $727 million at December 31, 2001 and 2000, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company.
  GENERATION ASSETS. Investments include ownership interests in seven joint ventures that own fossil fuel electric generation facilities in diverse geographic regions. The Company's ownership is generally 50 percent in the majority of these ventures. The Company's net investment of $609 million at December 31, 2001 represents approximately 2,400 MW of net generating capacity. At December 31, 2001, the Company's investment exceeded its equity in the underlying assets by approximately $143 million. Dynegy's most significant investment is comprised of its interest in West Coast Power, LLC ("West Coast Power"), a 50 percent owned venture with NRG, which totaled approximately
$330 million at December 31, 2001 and generated equity earnings of $162 million in 2001.

                                    { F-18 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MIDSTREAM INVESTMENTS. Investments include ownership interests in three ventures that operate natural gas liquids processing, extraction, fractionation and storage facilities in the Gulf Coast region as well as an interstate NGL pipeline. The Company's ownership interest in these ventures ranges from 23 percent to 39 percent. At December 31, 2001, the Company's investment exceeded its equity in the underlying net assets by approximately $43 million.

  Summarized aggregate financial information for these investments and Dynegy's equity share thereof was:

                                                                 December 31,
                                              ---------------------------------------------------
                                                   2001             2000(1)           1999(1)
                                              ---------------   ---------------   ---------------
                                                       EQUITY            Equity            Equity
($ IN MILLIONS)                                TOTAL    SHARE    TOTAL    SHARE    TOTAL    SHARE
-------------------------------------------------------------------------------------------------
Current assets                                $1,208   $  513   $1,029   $  374   $  525   $  184
Non-current assets                             2,800    1,179    2,934    1,233    2,787    1,193
Current liabilities                              791      339      734      276      847      374
Non-current liabilities                        1,056      392    1,363      520    1,183      487
Revenues                                       4,000    1,540    3,988    1,568    1,339      526
Operating margin                                 920      352      857      324      443      174
Net income                                       541      218      481      196      135       58

----------------------------------
(1) The financial data for 2000 and 1999 are exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as data was unavailable for these periods. Dynegy's share of Accord earnings for each of the two years in the period ended December 31, 2000 totaled $9 million and $21 million, respectively. The Company sold its investment in Accord in the third quarter of 2000.

   OTHER INVESTMENTS. In addition to these equity investments, the Company holds interests in companies for which it does not have significant influence over the operations. These investments are accounted for by the cost method. Such investments totaled $84 million and $55 million at December 31, 2001 and 2000, respectively. The Company also owns securities that have a readily determinable fair market value and are considered available-for-sale. The market value of these investments at December 31, 2001 and 2000 was estimated to be $23 million and $17 million, respectively.
  In November 2001, Dynegy acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural Gas Company ("Northern Natural") for $1.5 billion. The Series A Preferred Stock is entitled to cumulative dividends, as and if declared by the board of directors of Northern Natural, at a rate of 6%, payable annually beginning on January 31, 2003. Dividends of $13 million are reflected in "Other Income" on the 2001 Consolidated Statement of Operations. The Series A Preferred Stock is redeemable at the option of Northern Natural under certain circumstances at a redemption price equal to the liquidation preference plus accrued and unpaid dividends and other items. In connection with the investment Dynegy acquired an option to purchase all of the equity of Northern Natural's indirect parent company. The exercise price for the option was $23 million subject to adjustment based on Northern Natural's indebtedness and working capital. Dynegy exercised its option to acquire the indirect parent of Northern Natural in November 2001 upon termination of the merger agreement with Enron and closed the acquisition on January 31, 2002. See further discussion on this transaction under Note 19.

                                    { F-19 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT
Long-term debt and transitional funding trust notes outstanding consisted of the following at December 31:

($ IN MILLIONS)                      2001     2000
--------------------------------------------------
LONG-TERM DEBT:
Dynegy Holdings Inc.
    Commercial Paper             $      6   $  115
    Revolving Credit Facilities       600        -
    Canadian Credit Agreements         40       59
    Senior Notes, 6.875%
        due 2002                      200      200
    Senior Notes, 6.75%
        due 2005                      150      150
    Senior Notes, 8.125%
        due 2005                      300      300
    Senior Notes, 7.45%
        due 2006                      200      200
    Senior Notes, 6.875%
        due 2011                      493        -
    Senior Debentures, 7.125%
        due 2018                      175      175
    Senior Debentures, 7.625%
        due 2026                      175      175

Illinova Corporation
    Senior Notes, 7.125%,
        due 2004                      102      103
    Medium Term Notes, 6.15%
        due 2001                        -       30
    Medium Term Notes, 6.46%
        due 2002                       20       20

Illinois Power Company
    Commercial Paper                   38      148
    Revolving Credit Facilities       240        -
    Mortgage Bonds, 6.25%
        due 2002                       96       96
    Mortgage Bonds, 6.5%
        due 2003                      101      101
    Mortgage Bonds, 6%
        due 2003                       90       90
    Mortgage Bonds, 6.75%
        due 2005                       71       71
    Mortgage Bonds, 7.5%
        due 2009                      250      250
    Mortgage Bonds, 7.5%
        due 2025                       66       66
    Floating Rate Pollution
        Control Revenue
        Refunding Bonds,
        due 2017                       75       75
    Floating Rate Pollution
        Control Revenue
        Refunding Bonds,
        due 2028                      111      111
    Adjustable Rate Pollution
        Control Revenue
        Refunding Bonds,
        due 2032                      150      150
    Pollution Control Revenue
        Refunding Bonds, 5.4% -
        7.4%, due 2024 through
        2028                          175      175
--------------------------------------------------
                                    3,924    2,860
        Less: Amounts
            due within one
            year                      316       32
--------------------------------------------------
Total Long-Term Debt             $  3,608   $2,828
--------------------------------------------------

($ IN MILLIONS)                         2001       2000
-------------------------------------------------------
TRANSITIONAL FUNDING TRUST NOTES:
    Transitional Funding Trust
        Notes, 5.26% due 2001       $      -   $     38
    Transitional Funding Trust
        Notes, 5.31% due 2002             31         80
    Transitional Funding Trust
        Notes, 5.34% due through
        2003                              85         85
    Transitional Funding Trust
        Notes, 5.38% due through
        2005                             174        174
    Transitional Funding Trust
        Notes, 5.54% due through
        2007                             174        174
    Transitional Funding Trust
        Notes, 5.65% due through
        2008                             138        138
-------------------------------------------------------
                                    $    602   $    689
        Less: Amounts due within
            one year                      86         84
-------------------------------------------------------
    Total Transitional Funding
        Trust Notes                 $    516   $    605
-------------------------------------------------------

  Aggregate maturities of the principal amounts of all long-term indebtedness are: 2002 - $402 million; 2003 - $276 million; 2004 - $186 million; 2005 -
$606 million; 2006 - $286 million and beyond $2.8 billion.
  COMMERCIAL PAPER, MONEY MARKET LINES OF CREDIT AND EXTENDIBLE FLOATING RATE LOANS. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The commercial paper programs for Dynegy, Dynegy Holdings Inc. ("Holdings") and IP are limited to and fully supported by committed credit agreements. Weighted average interest rates on amounts outstanding under the commercial paper program for Holdings were 3.2% and 8.1% at December 31, 2001 and 2000, respectively. The weighted average interest rate on amounts outstanding under IP's commercial paper program were 3.3% and 8.0% at December 31, 2001 and 2000, respectively. The Company classifies outstanding commercial paper and borrowings under money market lines of credit as long-term debt to the extent of availability under committed credit facilities, as management's intent is to maintain these obligations for longer than one year, subject to an overall reduction in corporate debt levels.

                                    { F-20 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  CREDIT AGREEMENTS: The following table displays certain terms of the Company's revolving credit agreements as of December 31, 2001:

                          Total        Unused      Maturity                      Eurodollar      Facility
($ in millions)        Capacity      Capacity          Date            Term          Margin           Fee
---------------------------------------------------------------------------------------------------------
Dynegy                 $    300      $    300      11/02/02      Multi-year          0.450%       0.150%

Holdings               $    400      $      -      05/27/03      Multi-year          0.200%       0.100%
                          1,200           618      05/01/02      364-day             0.400%       0.100%
                             40             -      11/20/02      1-year              0.600%       0.250%

IP                     $    300      $     22      05/20/02      364-day             0.625%       0.125%

  The Dynegy, Holdings and IP credit agreements provide funding for working capital, capital expenditures and general corporate purposes, including support for lines of credit and commercial paper programs. Generally, borrowings under the credit agreements bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. Financial covenants in the credit agreements are limited to a debt-to-capitalization test. Letters of credit under the credit agreements aggregated $377 million at December 31, 2001.
  LONG-TERM DEBT. The company has a series of notes, debentures, new mortgage bonds, pollution control bonds and transitional funding trust notes having maturities that extend through 2032. The transitional funding trust notes are non-recourse to the Company. Certain of these securities are redeemable at the Company's option, in whole or in part, from time-to-time, at formula-based redemption prices as defined in the applicable indenture.
  Certain of Dynegy's debt instruments contain routine provisions which, if not met, could require early payment, additional collateral support or similar actions. For Dynegy, these events include leverage ratios, bankruptcy or insolvency, defaults on principal or interest payments and change of control provisions. These instruments generally provide for a cure period should any of these events occur.

NOTE 8 - INCOME TAXES
The Company is subject to U.S. federal, foreign and state income taxes on its operations. Components of income tax expense (benefit) were:

                           Year Ended December 31,
                          -------------------------
($ IN MILLIONS)                2001    2000    1999
---------------------------------------------------
Current tax expense:
   Domestic               $    131    $ 85    $  -
   Foreign                       7      25      12
Deferred tax expense
   (benefit):
   Domestic                    151     158      56
   Foreign                     (20)     (7)      7
---------------------------------------------------
Income tax provision:     $    269    $261    $ 75
---------------------------------------------------

  Components of income before income taxes were as follows:

                           Year Ended December 31,
                          -------------------------
($ IN MILLIONS)                2001    2000    1999
---------------------------------------------------
Income (loss) before
   income taxes:
   Domestic               $  1,004    $726    $166
   Foreign                     (89)     36      61
---------------------------------------------------
                          $    915    $762    $227
---------------------------------------------------

  Deferred income taxes are provided for the temporary differences between the tax basis of Dynegy's assets and liabilities and their reported financial statement amounts.

                                    { F-21 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax liabilities and assets were:

                                  December 31,
                                -----------------
($ IN MILLIONS)                     2001     2000
-------------------------------------------------
Deferred tax assets:
   Loss carry forward           $     19   $   19
   Alternative Minimum Tax
      ("AMT") and other
      credits                        115      218
-------------------------------------------------
                                     134      237
Valuation allowance                    -        -
-------------------------------------------------
                                     134      237
Deferred tax liabilities:
   Items associated with
      capitalized costs            1,742    1,663
-------------------------------------------------
Net deferred tax liability      $  1,608   $1,426
-------------------------------------------------

  Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. There was no valuation allowance established at December 31, 2001 or 2000, as management believes the aggregate deferred asset is more likely than not to be fully realized in the future.
  Income tax provisions for the years ended December 31, 2001, 2000 and 1999, were equivalent to effective rates of 29 percent, 34 percent and 33 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision were:

                                    Year Ended
                                   December 31,
                            --------------------------
($ IN MILLIONS)                 2001   2000       1999
------------------------------------------------------
Expected tax at U.S.
   statutory rate           $    320   $266        $79
State taxes                       20     16          4
Foreign tax benefit                -     (5)        (3)
Basis differentials and
   other                         (71)   (16)        (5)
------------------------------------------------------
Income tax provision        $    269   $261        $75
------------------------------------------------------

At December 31, 2001, the Company had approximately $53 million of regular tax net operating loss carryforwards, $109 million of AMT credit carryforwards and $431 million of AMT net operating loss carryforwards. The net operating loss carryforwards expire from 2009 through 2020. The AMT credit carryforwards do not expire. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the date of a 1995 and a 2000 business acquisition. Management believes such carryforwards will be fully realized prior to expiration.

NOTE 9 - PREFERRED SECURITIES
In May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities ("Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. The Trust Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at the option of the Company, in whole at any time or in part from time to time, at formula-based redemption prices, as defined in the indenture. The Subordinated Debentures represent unsecured obligations of the Company and rank subordinate and junior in right of payment to all Senior Indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the Trust Securities the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Trust Securities, as described in the indenture. The Company
                                    { F-22 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may defer payment of interest on the subordinated debentures as described in the indenture.
  Illinois Power Financing Inc. ("IPFI") is a statutory business trust in which IP serves as sponsor. In 1996, IPFI issued $100 million aggregate liquidation amount of 8% Trust Originated Preferred Securities ("TOPrS") in a private transaction. The TOPrS were to mature on January 31, 2045 and could be redeemed at IP's option, in whole or in part, from time to time on or after January 31, 2001. On September 30, 2001, IP redeemed all $100 million of the TOPrS. The redemption was financed with $85 million cash and $15 million in commercial paper.
  Serial Preferred Securities of a Subsidiary of approximately $46 million consists of six series of preferred stock issued by IP, with interest rates ranging from 4.08% to 7.75%. Certain series are redeemable at the option of IP, in whole or in part. On February 25, 2002, Illinova commenced a tender offer relating to the shares of IP's preferred stock. Concurrently, IP commenced a solicitation of consents from its preferred stockholders to amend IP's Restated Articles of Incorporation to eliminate a provision restricting IP's ability to incur unsecured debt. The completion of the tender offer and consent solicitation is conditioned on, among other things, the approval of the proposed amendment by holders of at least two-thirds of the outstanding shares of preferred stock, voting together as one class.
  On November 13, 2001, ChevronTexaco purchased 150,000 shares of Dynegy's Series B Mandatorily Convertible Redeemable Preferred Stock ("Series B Preferred Stock") for $1.5 billion. The proceeds from this issuance were used to finance Dynegy's investment in Northern Natural, which is discussed in detail in
Note 19. Each share of Dynegy's Series B Preferred Stock is convertible, at the option of ChevronTexaco, for a period of two years into shares of Dynegy
Class B common stock at the conversion price of $31.64. Dynegy incurred a special dividend of approximately $65 million based on the intrinsic value of the conversion option given to ChevronTexaco because the conversion price was an approximate 5% discount to the market price. Dynegy is recognizing this dividend over the period the Series B Preferred Stock is outstanding as required by generally accepted accounting principles. Unless ChevronTexaco exercises its conversion right, Dynegy is required to redeem the Series B Preferred Stock for $1.5 billion two years from the date of issuance. The Series B Preferred Stock does not have a dividend.

NOTE 10 - MINORITY INTEREST
In June 2000, Dynegy and a third party invested in Catlin Associates, L.L.C. ("Catlin"), an entity that is consolidated by Dynegy, with the third party's investment reflected in Minority interest on the consolidated balance sheet. Dynegy invested $100 million in Catlin and the third party investor contributed $850 million. As a result of its investment the third party is entitled to a non-controlling preferred interest in Catlin, which holds economic interests in midwest generation assets. On or before June 29, 2005, Dynegy and the third party investor must agree upon whether and how to make future investments on behalf of Catlin. If the shareholders are not able to reach agreement regarding permitted investments or Catlin fails to pay the preferred return to the third party, Dynegy has the option to purchase the investor's interest for $850 million or liquidate the assets of Catlin. Dynegy retains an option to acquire the minority investors' interest in Catlin through June 2010 for $850 million. Catlin has limited recourse to Dynegy, with such recourse building over time to a maximum of $270 million in 2005. As of December 31, 2001, recourse to Dynegy was approximately $35 million. In addition, under certain circumstances, Dynegy may be required to make an additional capital contribution of $60 million to Catlin. The $60 million contingent obligation expires on December 31, 2002. If Dynegy Holdings' credit rating from Standards & Poors' and Moody's falls below

                                    { F-23 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment grade, the company would be required to post approximately
$270 million of cash collateralization.
  Minority interest on the consolidated balance sheet also includes third-party investments in certain other consolidated entities, principally relating to Dynegy Midstream Services ("DMS") operations and Dynegy Global Communications ("DGC"). The net pre-tax results attributed to minority interest holders in consolidated entities are classified in minority interest expense in the accompanying statements of operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
  LEGAL PROCEEDINGS. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit occurred on March 15, 2001. The Ninth Circuit has yet to deliver its decision on the case. Although PG&E filed a Chapter 11 bankruptcy proceeding on April 6, 2001, the automatic stay applicable in the proceeding will be lifted to permit the Ninth Circuit to decide the pending appeal.
  Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. After executing the tolling agreement, on October 23, 2000, MID filed in the state court a Request for Dismissal, which the court granted on October 25, 2000. Dynegy believes the allegations made by MID are without merit and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.
  On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("IP") and, with the

                                    { F-24 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation Inc. ("DMG")) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act (the "Act") and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under the Prevention of Significant Deterioration ("PSD") and/or the New Source Performance Standards regulations. When such activities occur and they are not otherwise exempt the Act and related regulations generally require that generating facilities meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated October 19, 2001, a trial date of February 11, 2003 has been set. The initial trial is limited to determining whether a violation occurred.
  The regulations under the Act provide certain exemptions from the applicability of these provisions particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change, through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in question were found not to qualify for routine exemptions, the Act and regulations also require that the activities cause certain levels of increases in emissions and there were no such increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations include exemptions for increased hours of operations or production rate and the PSD regulations exclude increases in emissions resulting from demand growth. None of the Defendants' other facilities are covered in the complaint and NOV, but the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River, Hennepin and Danskammer Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well. The asset(s) subject to the complaint are part of the consolidated assets of Dynegy.
  The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA may also seek to require installation of the "best available control technology" (or the equivalent) at the Baldwin Station, and possibly at the Vermilion, Wood River, Hennepin and Danskammer Plants if the EPA successfully prosecutes enforcement actions against those plants.
  The National Energy Policy Report issued in May 2001 by the National Energy Policy Development Group recommended that the EPA Administrator examine the new source review regulations, including the PSD regulations, and report to the President within 90 days on the impact of new source review on investment in new utility and refinery generation capacity, energy efficiency and environmental protection. The report also recommended that the Attorney General review existing enforcement actions regarding new source review to ensure that the enforcement actions are consistent with

                                    { F-25 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Clean Air Act and its regulations. The EPA Administrator announced in August 2001 that the review would be completed in September 2001. The events of September 11, 2001 have resulted in further delay of the EPA review, which remains ongoing. The Department of Justice issued its report concerning the existing enforcement actions on January 15, 2002. The report concluded that EPA has a reasonable legal basis for proceeding with the cases.
  Tampa Electric Company ("TECO") and the government agreed to a Consent Decree to resolve the similar case brought against TECO and that Consent Decree was entered by the court hearing that case in 2000. Two other utilities, Virginia Power and Cinergy, reached agreements in principle with the United States in 2000 concerning their possible liability for similar alleged violations, but these agreements have still not been finalized. Additionally, PSEG Fossil LLC entered into a consent decree in January 2002 to resolve similar claims. Generally, the TECO Consent Decree and the settlements and agreements in principle would require the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulfur oxides, particulate matter and mercury emissions through the installation of pollution control devices over periods extending through 2012 to 2013; and forfeit certain emission allowances.
  The Company believes the allegations are without merit and will vigorously defend against these claims. In the opinion of management, although significant capital expenditures could be required, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.
  The following six class action lawsuits have been filed against various Dynegy entities, including Dynegy Inc. and Dynegy Power Marketing Inc.:
  1. Gordon v. Reliant Energy Inc., et al. was filed on November 27, 2000 in San Diego Superior court.
  2. Hendricks v. Dynegy Power Marketing Inc., et al. was filed on November 29, 2000 in a San Diego Superior Court.
  3. People of the State of California v. Dynegy Power Marketing Inc., et al. was filed on January 19, 2001 in San Francisco Superior Court.
  4. Pier 23 Restaurant v. PG&E Energy Trading, et al. was filed on January 24, 2001 in San Francisco Superior Court.
  5. Sweetwater Authority et al. v. Dynegy Inc., et al. was filed on January 16, 2001 in San Diego Superior Court.
  6. Bustamante v. Dynegy Inc., et al. was filed on May 2, 2001 in Los Angeles Superior court. The suit was filed on behalf of California taxpayers by Lieutenant Governor Cruz Bustamante and Assembly Woman Barbara Matthews, both acting in their capacity as taxpayers and not in their capacity as elected officials.
  The six class action lawsuits are based on the events occurring in the California power market during the summer of 2000. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. Specifically, the named plaintiffs allege that the defendants, including the owners of in-state generation and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages. The Bustamante suit includes claims against various Dynegy entities, including Dynegy Inc. and Dynegy Marketing and Trade, as well as against three corporate officers individually. The allegations in this suit are similar to those in the other five suits, with the exception that

                                    { F-26 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Bustamante suit includes a claim of unfair business practices based on "price gouging" during an emergency declared by Governor Gray Davis.
  The six lawsuits are at preliminary stages. Defendants in the six lawsuits have yet to file answers. The plaintiffs filed motions to remand five of the cases to state court. In respect to the sixth case, the Bustamante suit, the parties agreed that, based on a judge's decision to remand the other five lawsuits, the case should go back to state court. All six lawsuits will be consolidated before a single California state court judge.
  After the actions were remanded, the parties agreed that they should be coordinated. On December 12, 2001, the California Judicial Council resolved a dispute among the parties as to the county in which the actions should be coordinated and assigned the Coordination Proceedings (Nos. 4204 & 4205) to the Superior Court of California, County of San Diego. On December 20, 2001, the presiding judge of the San Diego Superior Court designated Judge Sammartino as the Coordination Trial Judge for the Coordination Proceedings. On January 17, 2002, Judge Sammartino set a preliminary trial conference for March 4, 2002 to, among other things, set schedules for: (a) determining legal issues that might expedite disposition of the Coordination Proceedings; (b) establishing a discovery schedule; and (c) resolving matters pertinent to the class action issue.
  The defendants in the six lawsuits have formed various joint defense groups in an effort to coordinate the defense of the claims and to share certain costs of defense. The Company believes the allegations are without merit and will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.
  In addition, in response to the filing of a number of complaints challenging the level of wholesale prices, the Federal Energy Regulatory Commission ("FERC") initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms and made subject to refund all spot market sales through the California Independent System Operator (the "ISO") and the California Power Exchange (the "PX") markets beginning October 2, 2000. FERC also included an interim price review procedure for prices above a $150/MW hour "breakpoint" on sales to the ISO and PX. The order does not prohibit sales above the "breakpoint," but the seller was subject to weekly reporting and monitoring requirements. In an order issued March 9, 2001, FERC determined that only sales during so-called "Stage 3" emergency hours would be subject to refund beginning January 1, 2001 though sales between October 2, 2000 and December 31, 2000 remained subject to refund. Various parties sought rehearing of this market mitigation measure and, as explained below, the FERC ruled on the matter in an order issued on July 25, 2001.
  On April 26, 2001, the FERC revised its market mitigation plan, effective
May 29, 2001, to cover all emergency hours. The mitigated price was to be in effect only during reserve deficiency hours. Suppliers charging prices above the mitigated price during those hours could file to justify those prices.
  On June 19, 2001, the FERC again revised its market mitigation plan, effective June 20, 2001. Pursuant to this plan, the FERC is mitigating prices charged in all hours throughout the Western Systems Coordinating Council based on the mitigated price in the ISO markets. During reserve deficiency hours, the mitigated price is set pursuant to an average index for gas times the heat rate of the last unit dispatched by the ISO during a "Stage 1" emergency, plus a 10 percent adder for credit risk. Nitrogen oxide charges, start-up costs and additional fuel costs will be collected through an ISO uplift charge. During non-reserve deficiency hours, the market clearing price is capped at 85 percent of the mitigated price. The

                                    { F-27 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has filed for rehearing and clarification of the order. The FERC also ordered all parties to participate in a 15-day settlement conference to determine refunds, which proved unsuccessful. Pursuant to that order, the settlement judge has issued a refund recommendation to the FERC, stating that refunds from all market participants since October 2000 probably total between several hundred million dollars and a billion dollars. It should be noted that the April 26 and June 19, 2001 orders apply only to sales made on a daily basis, that is, within 24 hours of delivery. The vast majority of power sold by West Coast Power LLC, a 50% equity investee of Dynegy, is committed to long-term contracts exempt from these orders.
  On July 25, 2001, as modified on December 31, 2001,the FERC initiated refund hearing procedures related to California wholesale spot market sales that occurred between October 2, 2000 and June 20, 2001. Dynegy Power Marketing (as Scheduling Coordinator for West Coast Power LLC) is subject to possible refunds. The July 25th order supercedes prior refund orders issued by the FERC that cover this period. In the July 25th order, the FERC developed a methodology to redetermine allegedly competitive market outcomes during each hour of this period. An administrative law judge has been appointed to determine: (1) the mitigated price for power during each hour of the refund period; (2) the amount of refunds owed by each supplier according to the FERC's methodology; and
(3) the amount currently owed to each supplier (with separate quantities due from each entity) by the ISO, the investor-owned utilities and the State of California. Any refunds owed would then be offset against amounts not paid. Management does not expect the administrative law judge to issue his findings before August 2002. Dynegy is actively participating in these proceedings and is appealing these and related orders.
  On December 19, 2001, FERC issued an order that in part focused on the FERC-established price mitigation plan, which includes a formula prescribed by FERC to determine maximum rates for wholesale power transactions in spot markets in the Western Systems Coordinating Council between June 21, 2001 and
September 30, 2002. In this order, the FERC made some changes in its mitigation plan. Certain of these changes were put in place retroactively and might have the effect of reducing the applicable maximum rate in past periods. Dynegy Power Marketing and West Coast Power have sought rehearing or clarification of this decision, pointing out that various other aspects of the December 19 order, coupled with other recent FERC orders, indicate that the FERC did not intend to modify past prices under this mitigation plan. The Company cannot predict how the FERC will ultimately resolve this matter.
  On February 13, 2002, the FERC initiated an investigation of possible manipulation of natural gas and power prices in the western United States during the period from January 2001 through the present. Dynegy has been active in these markets during the relevant period and, as a result, expects that its pricing policies will be investigated. Management believes that much of what would be investigated has already been examined pursuant to other investigations by government entities and in private litigation. To date, there has been no finding of market manipulation by Dynegy in these markets and management does not believe that any factual basis to support such a finding exists.
  In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California Public

                                    { F-28 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits, the California Office of the Attorney General and several California state legislative committees all have separate ongoing investigations into the high prices and their causes. With the exception of a report by the California Bureau of State Audits, none of these investigations has been completed and no findings have been made in connection with any of them. The California state audit report concluded that the primary causes of the market disruptions in California were fundamental flaws in the structure of the power market. Additionally, on February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict how the FERC will respond to these complaints.
  Management has closely monitored developments in California in an effort to manage Dynegy's credit risk. The Company and its affiliates recorded reserves to reflect market uncertainties. Although such reserves may change over time as the market uncertainties are resolved, management believes such changes will not ultimately be material to the Company's consolidated financial position or results of operations.
  On December 2, 2001, Enron Corp. and Enron Transportation Services Co. (collectively, "Enron") filed suit against Dynegy and Holdings in the United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 01-03626 (AJG). Enron claims that Dynegy materially breached the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities by wrongfully terminating that Agreement on November 28, 2001. Enron also claims that Holdings wrongfully exercised its option to take ownership of Northern Natural under an Option Agreement dated November 9, 2001. Enron seeks damages in excess of $10 billion and declaratory relief against Dynegy for breach of the Merger Agreement. Enron also seeks unspecified damages against Dynegy and Holdings for breach of the Option Agreement. Dynegy filed an answer on February 4, 2002, denying all material allegations. Dynegy subsequently filed a motion to transfer venue in the proceeding to the United States District Court for the Southern District of Texas (Houston division). Discovery has not yet commenced.
  On December 20, 2001, Dynegy and Holdings were sued by Ann C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York, Cause No. 01 CV 11652. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned common stock of Enron Corp. as of November 28, 2001. Plaintiffs allege that they are intended third party beneficiaries of the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities. Plaintiffs claim that Dynegy materially breached the Merger Agreement by, INTER ALIA, wrongfully terminating that Agreement. Plaintiffs also claim that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs seek an award of damages and other relief. On February 4, 2002, Dynegy filed a notice of motion to dismiss or transfer venue to the United States District Court for the Southern District of Texas (Houston Division). Discovery has not yet commenced.
  On January 3, 2002, Dynegy and Holdings were sued by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas, Cause No. 2002-00080. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned common stock of Enron Corp. as of November 28, 2001. Plaintiffs allege that they are intended

                                    { F-29 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

third party beneficiaries of the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities. Plaintiffs claim that Dynegy materially breached the Merger Agreement by, INTER ALIA, wrongfully terminating that Agreement. Plaintiffs also claim that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs seek an award of damages and other relief. Dynegy filed an answer on February 4, 2002, denying all allegations. Discovery has not yet commenced.
  The Company believes the allegations in Enron's adversary proceeding and the other cases arising out of the terminated merger are without merit and will vigorously defend against these claims. An adverse result in these proceedings, however, could have a material adverse effect on the Company's financial position and results of operations.
  The Company is subject to various other legal proceedings and claims that arise in the normal course of business. Further, the Company has assumed liability for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.
  PURCHASE OBLIGATIONS. In conducting its operations, the Company routinely enters into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in its businesses. These commitments are typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, storage and leases for office space, equipment, plant sites, ships, power generation assets and long-haul fiber optic and metropolitan networks. The following describes the more significant commitments outstanding at December 31, 2001.
  The Company has $192 million of unconditional purchase obligations related to the purchase of gas, coal, systems design and power purchase agreements. Approximately $117 million of the $192 million represents long-term supply contracts that are passed through to IP's end use customers.
  The Company routinely enters into supply and market contracts for the purchase and sale of electricity, some of which contain fixed capacity payments. Such obligations are generally payable on a ratable basis, the terms of which extend through November 2014. In return for such fixed capacity payments, Dynegy receives volumes of electricity at agreed prices, which it then may re-market. These fixed capacity payments totaled approximately $2 billion at December 31, 2001. Based on current estimates, the market value of electricity available for sale under these contracts, which are not already recorded at fair value on the balance sheet, exceed the discounted fair value of the capacity payments by $347 million, after adjusting for market, credit and other reserves.
  Dynegy has other firm capacity payments related to storage and transportation of natural gas and transmission of electricity. Such arrangements are routinely used in the physical movement and storage of energy consistent with the Company's business strategy. The total of such obligations was $715 million as of December 31, 2001, with $305 million of the $715 million due after 2006.
  The Company is engaged in a continual capital asset expansion program consistent with its business plan and growth strategies. The emphasis of this program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire at least 11 gas-fired turbines, representing a capital commitment of approximately $370 million. Commitments under these purchase orders are generally payable consistent with the delivery

                                    { F-30 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

schedule. Approximately 95% are scheduled to be delivered by the end of 2006. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. At December 31, 2001, the fee would have been approximately $12 million.
  The Company also has an information systems service agreement under which it is obligated to pay $6 million a year through 2006.
  ADVANCE AGREEMENT. In 1997, Dynegy received cash from a gas purchaser as an advance payment for future natural gas deliveries over a ten-year period ("Advance Agreement"). As a condition of the Advance Agreement, Dynegy entered into a natural gas swap with a third party under which Dynegy became a fixed-price payer on identical volumes to those to be delivered under the Advance Agreement at prices based on current market rates. The cash receipt is included as deferred revenue in "Other Long-Term Liabilities" on the Consolidated Balance Sheets and is ratably reduced as gas is delivered to the purchaser under the terms of the Advance Agreement. The balance at December 31, 2001 approximated $65 million. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, Dynegy purchased a surety bond in support of its obligations under the Advance Agreement.
  OTHER MINIMUM COMMITMENTS. During 2001, the Company entered into lease arrangements associated with natural gas-fired generating facilities, natural gas liquids transportation assets and certain fiber optic and telecommunications-related assets. Under the terms of certain of these arrangements, the Company provided residual value guarantees associated with the leased assets while retaining an option to acquire the leased assets from each of the lessors.
  In addition, Company subsidiaries are designing and constructing generating facilities as agent for a third party, and the Company may be obligated to guarantee up to approximately 90 percent of the actual cost of these facilities during the construction phase. It is anticipated that a subsidiary of the Company will subsequently lease the completed facilities from the relevant third parties for initial terms of four to five years. Under certain circumstances, the Company maintains an option to purchase the relevant facility from the third party.
  The Company also has a commitment to pay decommissioning costs of approximately $5 million a year for the years 2002 to 2004 related to the sale of the Clinton nuclear facility in 1999.
  Minimum commitments in connection with office space, equipment, plant sites and other leased assets at December 31, 2001, were as follows: 2002 -
$180 million; 2003 - $167 million; 2004 - $230 million, 2005 - $562 million;
2006 - $127 million and beyond - $1.7 billion.
  Rental payments made under the terms of these arrangements totaled -
$169 million in 2001, $75 million in 2000 and $31 million in 1999.
  GUARANTEES. The Company has $288 million of surety bonds as of December 31, 2001 in which Dynegy indemnifies the respective surety bond companies. Approximately $204 million of these contingent financial commitments expire in 2002, however, these bonds are generally renewed on a rolling twelve-month basis.
  As mentioned above, the Company has residual value guarantees related to certain leases. At December 31, 2001, the residual value guarantees totaled approximately $657 million. Additionally, the Company has made certain guarantees related to West Coast Power for approximately $56 million. Approximately $31 million of this $56 million has a cash collateralization requirement if the Company's debt is downgraded to below investment grade. Additionally, the Company has posted a $4 million letter of credit for West Coast Power that expires in 2002.
  Other guarantees at December 31, 2001 include additional letters of credit of

                                    { F-31 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$470 million and parental guarantees of debt of approximately $3 million in connection with its power generation projects.

NOTE 12 - REGULATORY ISSUES
The Company is subject to regulation by various federal, state, local and foreign agencies, including extensive rules and regulations governing transportation, transmission and sale of energy commodities as well as the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these regulations requires general and administrative, capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. In addition, the U.S. Congress has before it a number of bills that could impact regulations or impose new regulations applicable to Dynegy and its subsidiaries. The Company cannot predict the outcome of these bills or other regulatory developments or the effects that they might have on its business.

NOTE 13 - CAPITAL STOCK
At December 31, 2001, the Company had authorized capital stock consisting of 900,000,000 shares of Class A Common stock, 360,000,000 shares of Class B Common stock and 70,000,000 shares of preferred stock.
  PREFERRED STOCK. The Company's preferred stock may be issued from time to time in one or more series, the shares of each series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions thereof as described in the Company's Amended and Restated Articles of Incorporation.
  Pursuant to the terms of the Illinova acquisition, Dynegy established a series of preferred stock, designated as Series A Convertible Preferred Stock, which was issued to British Gas Atlantic ("BG") and NOVA Corporation ("NOVA") in accordance with the exchange ratios provided in the acquisition documents. On the effective date of the acquisition, BG and NOVA held an aggregate
6.7 million shares of this Series A Convertible Preferred Stock. All of these shares were converted into share of Class A common stock in the second quarter of 2000. In addition 8,000,000 shares of preferred stock, previously designated as Dynegy Series A Participating Preferred Stock ("Series A Preferred"), were converted to shares of Class B common stock on a 0.69-for-one exchange ratio.
  COMMON STOCK. At December 31, 2001, there were 355,218,554 shares of Class A and B common stock issued in the aggregate and 1,766,800 shares were held in treasury. During 2001, Dynegy paid quarterly cash dividends on its common stock of $0.075 per share, or $0.30 per share on an annual basis.
  Pursuant to the terms of the Illinova acquisition, Dynegy split its common shares into two classes, Class A and Class B. All of the Class B common stock is owned by Chevron U.S.A. Inc. ("Chevron"). Generally, holders of Class A and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of Class A common stock may cumulate votes in connection with the election of directors. The election of directors and all other matters will be by a majority of shares represented and entitled to vote, except as otherwise provided by law. Holders of Class B common stock vote together with holders of Class A common stock as a single class on every matter acted upon by the shareholders except for the following matters:
 - the holders of Class B common stock vote as a separate class for the election of three directors of Dynegy, while the holders of Class A common stock vote as a separate class for the remaining eleven directors;
 - any amendment to the special corporate governance rights of Class B common stock must be approved by a majority of the directors elected by holders of Class B common stock and a majority of all

                                    { F-32 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Dynegy directors or by a 66 2/3 percent of the outstanding shares of Class B common stock voting as a separate class, and the affirmative vote of a majority of the shares of Class A and Class B common stock, voting together as a single class; and
 - any amendment to the provision of the Amended and Restated Articles of incorporation addressing the voting rights of holders of Class A and Class B common stock requires the approval of 66 2/3 percent of the outstanding shares of Class B common stock voting as a separate class, and the affirmative vote of a majority of the shares of Class A and Class B common stock, voting together as a single class.
  Subject to the preferences of preferred stock, holders of Class A and Class B common stock have equal ratable rights to dividends, when and if dividends are declared by the board of directors. Holders of Class A and Class B common stock are entitled to share ratably, as a single class, in all of the assets of Dynegy available for distribution to holders of shares of common stock upon the liquidation, dissolution or winding up of the affairs of Dynegy, after payment of Dynegy's liabilities and any amounts to holders of preferred stock.
  A share of Class B common stock automatically converts into a share of Class A common stock upon the transfer to any person other than an affiliate of Chevron. Additionally, each share of Class B common stock automatically converts into a share of Class A common stock if the holders of all Class B common stock cease to own collectively 15 percent of the outstanding common stock of Dynegy. Conversely, any shares of Class A common stock acquired by Chevron or its affiliates will automatically convert into shares of Class B common stock, so long as Chevron and its affiliates continue to own 15 percent or more of the outstanding voting power of Dynegy.
  Holders of Class A and Class B common stock generally are not entitled to preemptive rights, subscription rights, or redemption rights, except that Chevron is entitled to certain preemptive rights under the shareholder agreement. The rights and preferences of holders of Class A common stock are subject to the rights of any series of preferred stock Dynegy may issue.
  In December 2001, 27.5 million shares of Class A common stock were sold through a public offering which resulted in proceeds of approximately
$539 million, net of underwriting commission and expenses of approximately
$32 million. The proceeds from the offering were used to reduce debt. Concurrent with the public offering, certain officers of the Company purchased approximately 1.2 million shares of Class A common stock from the Company in a private placement. The officers paid $19.75 per share for the stock, the same price as the net proceeds to the Company in the public offering. The officers paid for the shares by entering into promissory notes with the Company for an initial term of 60 days. The maturity date of the notes was extended for an additional 30 days with the approval of the Board of Directors. The loans bear interest at 3.25 percent and are full recourse to the borrowers. Such loans are accounted for as "Subscriptions Receivable" within Stockholders' Equity on the Consolidated Balance Sheet at December 31, 2001.
  Earlier in 2001, approximately 1.2 million shares of Class B common stock were sold to Chevron in a private transaction, pursuant to the exercise of its pre-emptive rights under the shareholder agreement. The proceeds from this transaction were approximately $41 million.
  During 2000, Dynegy sold approximately 22.6 million shares of common stock. The offerings included approximately 18.4 million shares of Class A common stock sold to the public and approximately 4.2 million shares of Class B common stock sold to Chevron. Total net proceeds to Dynegy from these sales approximated
$858 million, net of underwriting commissions and expenses of approximately
$10 million. Additionally, Chevron purchased $200 million of Class B common

                                    { F-33 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock concurrent with the acquisition of Illinova.
  In the second quarter of 2000, a non-recurring special dividend payment of $32 million was made to BG and NOVA prior to the conversion of their preferred shares to Class A common stock.

  Common stock activity (in millions) for the three years ended December 31, 2001 was as follows:

                                                                                   Class A               Class B
                                                          Common Stock          Common Stock          Common Stock
                                                       -------------------   -------------------   -------------------
                                                         Shares     Amount     Shares     Amount     Shares     Amount
----------------------------------------------------------------------------------------------------------------------
December 31, 1998                                           211   $      1          -   $      -          -   $      -
Options exercised                                             5          -          -          -          -          -
401(k) plan and profit sharing                                1          -          -          -          -          -
----------------------------------------------------------------------------------------------------------------------

December 31, 1999                                           217          1          -          -          -          -
Illinova acquisition                                       (217)        (1)       195      1,168         81        650
Common stock issued                                           -          -         19        748          4        110
Preferred Stock conversion                                    -          -         12          -          -          -
Extant acquisition                                            -          -          2         90          -          -
Options exercised                                             -          -          9        157          -          -
401(k) plan and profit sharing                                -          -          1         12          -          -
Options granted                                               -          -          -         15          -          -
----------------------------------------------------------------------------------------------------------------------

December 31, 2000                                             -          -        238      2,190         85   $    760
Common stock issued                                           -          -         29        564          1         41
Subscriptions receivable                                                           (1)       (25)         -          -
Options exercised                                             -          -          3         59          -          -
401(k) plan and profit sharing                                -          -          -         11          -          -
Options granted                                               -          -          -         13          -          -
----------------------------------------------------------------------------------------------------------------------

December 31, 2001                                             -   $      -        269   $  2,812         86   $    801
----------------------------------------------------------------------------------------------------------------------

   STOCK OPTIONS. Each option granted is valued at an option price, which ranges from $1.47 per share to $57.95 per share at date of grant. The difference, if any, between the option price and the fair market value of each option on the date of grant is recorded as compensation expense over the respective vesting period. Options granted at prices below fair market do not become exercisable until the fifth anniversary date of the grant, at which time they become fully exercisable. Options granted at market value vest and become exercisable ratably over a three-year period. Compensation expense related to options granted totaled $12.7 million, $15.4 million and $6.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Total options outstanding and exercisable for 2001, 2000 and 1999 were (options in thousands) as follows:

                                    { F-34 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Year Ended December 31,
                         ---------------------------------------------------------------------------------
                                    2001                        2000                       1999
                         ---------------------------  -------------------------  -------------------------
                          OPTIONS       OPTION PRICE  OPTIONS      OPTION PRICE  OPTIONS      OPTION PRICE
----------------------------------------------------------------------------------------------------------
Outstanding at
   beginning of period     21,531    $ 1.47 - $57.02  24,022     $ 1.47 - 16.62  25,777     $1.47 - $15.67
Granted                     8,357    $27.80 - $57.95   7,197     $10.44 - 57.02   4,203     $1.47 - $16.62
Exercised                  (2,543)   $ 1.47 - $39.67  (8,592)    $ 1.47 - 22.21  (4,658)    $1.47 - $13.68
Cancelled or expired         (586)   $ 1.47 - $56.50  (1,096)    $ 1.47 - 57.02  (1,232)    $1.47 - $13.77
Other, contingent share
   issuance                     -    $             -       -     $            -     (68)    $1.47 - $ 4.10
----------------------------------------------------------------------------------------------------------
Outstanding at end of
   period                  26,759    $ 1.47 - $57.95  21,531     $ 1.47 - 57.02  24,022     $1.47 - $16.62
----------------------------------------------------------------------------------------------------------
Exercisable at end of
   period                  12,550    $ 1.47 - $57.02  12,779     $1.47 - $23.83   9,983     $1.47 - $15.67
----------------------------------------------------------------------------------------------------------
Weighted average fair
   value of options
   granted during the
   period at market                           $24.45                     $14.40                      $7.76
----------------------------------------------------------------------------------------------------------
Weighted average fair
   value of options
   granted during the
   period at below
   market                                    $     -                     $24.10                      $9.65
----------------------------------------------------------------------------------------------------------

Options outstanding as of December 31, 2001 (shares in thousands) are summarized below:

                                                 Options Outstanding                                   Options Exercisable
                          -----------------------------------------------------------------   --------------------------------------
                             Number of Options           Weighted Average          Weighted      Number of Options          Weighted
Range of Exercise               Outstanding at      Remaining Contractual           Average         Exercisable at           Average
Prices                       December 31, 2001               Life (Years)    Exercise Price      December 31, 2001    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$ 1.47 - $ 5.80                          7,969                        4.2   $          2.80                  4,822   $          2.25
$ 5.81 - $11.59                          2,516                        6.6   $          9.95                  2,516   $          9.95
$11.60 - $17.39                          6,481                        7.3   $         15.72                  4,653   $         15.45
$17.40 - $23.18                             79                        7.4   $         21.83                     30   $         21.80
$23.19 - $28.98                            860                        7.9   $         24.02                    253   $         23.96
$28.99 - $34.77                          2,549                        9.7   $         34.32                      8   $         31.68
$34.78 - $40.57                            224                        8.9   $         37.78                     74   $         37.20
$40.58 - $46.36                            588                        8.7   $         43.38                    124   $         43.33
$46.37 - $52.16                          5,236                        9.1   $         47.25                     29   $         48.78
$52.17 - $57.95                            257                        8.7   $         55.88                     41   $         55.51
------------------------------------------------------------------------------------------------------------------------------------
                                        26,759                                                              12,550
------------------------------------------------------------------------------------------------------------------------------------

  Pursuant to terms of the Illinova acquisition, certain vesting requirements on outstanding options were accelerated and the option shares and strike prices were subject to the exchange ratios described in the acquisition documents. Additionally, Dynegy instituted new option plans on the effective date of the acquisition.
  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend per year of $0.30 per share per annum for 2001 and 2000 and a historical dividend of $0.04 per share for 1999; expected volatility of 46.4 percent, 42.1 percent and
40.3 percent, respectively; risk-free interest rate of 4.29 percent,
6.10 percent and 6.42 percent, respectively; and an expected life of ten years for all periods. As stated previously, the Company

                                    { F-35 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts for its stock option plan in accordance with APB No. 25. Had compensation cost been determined on a fair value basis consistent with SFAS
No. 123, "Accounting for Stock-Based Compensation," the Company's net income and per share amounts would have approximated the following pro forma amounts for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                               Years Ended December 31,
                                           ----------------------------------------------------------------
                                                 2001                 2000                    1999
                                           ----------------   ---------------------   ---------------------
                                              NET   DILUTED                 DILUTED                 DILUTED
($ IN MILLIONS, EXCEPT PER SHARE DATA)     INCOME       EPS   NET INCOME        EPS   NET INCOME        EPS
-----------------------------------------------------------------------------------------------------------
Pro forma amounts                           $ 590    $ 1.73   $      485   $   1.43   $      143   $   0.62
-----------------------------------------------------------------------------------------------------------

NOTE 14 - BUSINESS COMBINATIONS AND OTHER ACQUISITIONS
In the first quarter of 2001, Dynegy completed the acquisition of Central Hudson power generation facilities in New York. The Central Hudson facilities consist of a combination of base load, intermediate and peaking facilities aggregating 1,700 MW. The facilities are located approximately 50 miles north of New York City and were acquired for approximately $903 million cash, plus inventory and certain working capital adjustments. The acquisition of these facilities established Dynegy's physical presence in the region. In May 2001, subsidiaries of Dynegy completed a sale-leaseback transaction to provide the term financing with respect to the Central Hudson facilities. Under the terms of the sale-leaseback transaction, subsidiaries of Dynegy sold certain plants and equipment and agreed to lease it back for terms expiring within 34 years, exclusive of renewal options.
  In the fourth quarter of 2001, Dynegy completed the purchase of BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy paid approximately L421 million (approximately $595 million at November 28, 2001) for BGSL and its existing assets. The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The acquisition of BGSL established Dynegy's physical presence in the United Kingdom. Also in the first quarter of 2001, Dynegy finalized the acquisition of iaxis, Limited, a London-based communications company.
  Dynegy completed its acquisition of Illinova on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc. Dynegy accounted for the acquisition as a purchase of Illinova with an effective date of January 1, 2000. In the combination, Dynegy shareholders, other than Chevron, NOVA and BG, elected to exchange each former Dynegy share for 0.69 of a share of Dynegy Class A Common stock, based on a fixed exchange ratio, or elected to receive $8.25 per share in cash consideration, subject to proration. NOVA and BG elected cash and thereby reduced their respective ownership in Dynegy as part of this combination. Additionally, instead of receiving Dynegy Class A common stock in exchange for their respective shares of former Dynegy common stock, NOVA and the parent of BG each received a combination of cash, subject to proration, and shares of Dynegy Series A Convertible Preferred Stock. Chevron received 0.69 of a share of Dynegy Class B common stock in exchange for each share of former Dynegy common stock and Series A Participating Preferred Stock it owned. Additionally, as part of the combination, Chevron purchased $200 million of additional Dynegy Class B common stock. Each share of Illinova common stock was converted into one share of Dynegy Class A common stock. Immediately after the combination, former Dynegy

                                    { F-36 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shareholders owned approximately 51 percent of the outstanding shares of Dynegy.
  Approximately 60 percent of the consideration received by existing Dynegy shareholders was in the form of Dynegy stock and 40 percent was cash. In the aggregate, the cash portion of the consideration approximated $1.1 billion. Dynegy financed the cash component of the acquisition initially with borrowings under a debt facility and the issuance of $200 million of Class B common stock to Chevron. On a long-term basis, Dynegy financed the acquisition of Illinova through a combination of sales of common equity, the disposition of certain non-strategic assets, the refinancing of Illinova's unregulated generation assets and cash flow derived from its operations.
  The results of operations of the acquired Illinova assets are consolidated with Dynegy's operations beginning January 1, 2000. The following table reflects certain unaudited pro forma information for the period presented as if the Illinova acquisition had taken place on January 1, 1999 (in millions, except per share data). Unaudited pro forma results for the year ended December 31, 1999 include non-recurring after-tax gains of $41.8 million, or $0.15 per diluted share (restated for two-for-one stock split effected by means of a stock dividend distributed on August 22, 2000).

                                      Year Ended
                               December 31, 1999
------------------------------------------------
Pro forma revenues             $          17,655
Pro forma net income                         218
Pro forma earnings per share                0.68

  On September 29, 2000, Dynegy completed the acquisition of Extant, Inc., a privately held communications solutions company providing centralized clearinghouse services, OSS (Operations Support System) integration and network expansion capabilities to communications service providers. Dynegy's net investment consisted of $92 million in cash and 1.8 million shares of Class A common stock. Following the transaction, Dynegy established Dynegy Global Communications, a new segment that, in addition to pursuing other communications opportunities, owns 80 percent of a limited partnership called Dynegy Connect, L.P. which conducts many of the activities previously conducted by Extant, Inc.

NOTE 15 - EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS
  CORPORATE INCENTIVE PLAN. Dynegy maintains a discretionary incentive plan to provide employees competitive and meaningful rewards for reaching corporate and individual objectives. Specific awards are at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee").
  401(K) SAVINGS PLAN. The Company established the Dynegy Inc. 401(k) Savings Plan ("Dynegy Plan"), which meets the requirements of Section 401(k) of the Internal Revenue Code, and is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan and related trust fund are established and maintained for the exclusive benefit of participating employees in the United States and certain expatriates. Similar plans are available to other employees resident in foreign countries and are subject to the laws of each country. All employees of certain entities are eligible to participate in the Plan. Employee pre-tax contributions to the Plan are matched 100%, up to a maximum of five percent of base pay, subject to IRS limitations. Vesting in Company contributions is based on years of service. The Company may also make discretionary contributions to employee accounts, subject to the Company's performance. Matching contributions to the Plan and discretionary contributions are made in Dynegy common stock. The Company discontinued the additional 5% profit sharing contribution to active employee accounts in 2001. However, active employees who normally would have received the profit sharing contribution under the Dynegy Plan

                                    { F-37 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

began participating in the pension plan in 2001 (see below).
  Certain eligible employees participate in the Illinois Power Company Incentive Savings Plan and Illinois Power Company Incentive Savings Plan for Employees Covered Under A Collective Bargaining Agreement ("IP Plans"), which meet the requirements of Section 401(k) of the Internal Revenue Code and are defined contribution plans subject to the provisions of ERISA. The Company matches 50% of employee contributions to the IP Plans, up to a maximum of six percent of compensation, subject to IRS limitations. Employees are immediately 100% vested in Company contributions. Matching contributions to the Plan are made in Dynegy common stock.
  Certain eligible employees participate in the Dynegy Northeast
Generation, Inc. Savings Incentive Plan ("Northeast Plan"), which meets the requirements of Section 401(k) of the Internal Revenue Code and is a defined contribution plan subject to the provisions of ERISA. The Company matches either 24% or 50% of employee contributions to the Northeast Plan. The Company guaranteed match is subject to a maximum of six or eight percent of base pay, subject to IRS limitations. Employees are immediately 100% vested in Company contributions. Matching contributions to the Northeast Plan are made in cash.
  During the years ended December 31, 2001, 2000 and 1999, Dynegy recognized aggregate costs related to these employee compensation plans of $27 million, $35 million and $25 million, respectively.
  PENSION AND OTHER POST-RETIREMENT BENEFITS. The Company has various defined benefit pension plans and post-retirement benefit plans. All domestic employees participate in the pension plans, but only some of the Company's domestic employees participate in the other post-retirement benefit plans. The Company added a cash balance feature effective for 2001 and thereafter with respect to employees who would have otherwise received a profit sharing contribution under the Dynegy Plan for 2001 and thereafter (the contribution credit under such cash balance feature shall generally be 6% of base pay). The following tables contain information about these plans on a combined basis:

                                                                  Pension
                                                                 Benefits       Other Benefits
                                                              ---------------   ---------------
($ IN MILLIONS)                                                   2001   2000       2001   2000
-----------------------------------------------------------------------------------------------
Projected benefit obligation, beginning of the year               $448   $  9   $    100   $  -
   Business combination                                             14    424          5     97
   Service cost                                                     10     10          2      2
   Interest cost                                                    34     33          8      7
   Plan amendments                                                   8      -          -      -
   Actuarial (gain) loss                                            30     (3)        31     (1)
   Special termination benefits                                      9      -          -      -
   Benefits paid                                                   (29)   (25)        (6)    (5)
-----------------------------------------------------------------------------------------------
Projected benefit obligation, end of the year                     $524   $448   $    140   $100
-----------------------------------------------------------------------------------------------

Fair value of plan assets, beginning of the year                  $627   $ 10   $     83   $  -
   Business combination                                             16    579          -     80
   Actual return on plan assets                                    (30)    63         (8)    (4)
   Employer contributions                                            -      -          9     12
   Participant contributions                                         -      -          1      1
   Benefits paid                                                   (29)   (25)        (6)    (6)
-----------------------------------------------------------------------------------------------
Fair value of plan assets, end of the year                        $584   $627   $     79   $ 83
-----------------------------------------------------------------------------------------------

                                    { F-38 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Pension
                                                                 Benefits       Other Benefits
                                                              ---------------   ---------------
($ IN MILLIONS)                                                   2001   2000       2001   2000
-----------------------------------------------------------------------------------------------
Funded status                                                      $60   $179   $    (61)  $(17)
Unrecognized prior service costs                                     8      -          -      -
Unrecognized actuarial (gain) loss                                 101    (17)        55     10
-----------------------------------------------------------------------------------------------
Net amount recognized                                             $169   $162   $     (6)  $ (7)
-----------------------------------------------------------------------------------------------

Amounts recognized in the consolidated balance sheets
   consist of:
   Prepaid benefit cost                                           $174   $167   $      -   $  -
   Accrued benefit liability                                        (5)    (5)        (6)    (7)
-----------------------------------------------------------------------------------------------
   Net amount recognized                                          $169   $162   $     (6)  $ (7)
-----------------------------------------------------------------------------------------------

                                                                Pension
                                                               Benefits       Other Benefits
                                                              -----------   ------------------
($ IN MILLIONS)                                               2001   2000          2001   2000
----------------------------------------------------------------------------------------------
Weighted Average Assumptions:
   Discount rate at December 31                               7.50%  7.99%         7.50%  8.00%
   Expected return on plan assets as of January 1             9.47%  9.47%         9.50%  9.50%

   Rate of compensation increase                              4.48%  4.48%         4.50%  4.50%
   Medical trend - initial trend                                 -      -         10.09%  6.70%
   Medical trend - ultimate trend                                -      -          5.48%  5.50%
   Medical trend - year of ultimate trend                        -      -     2009/2015   2005

  The changes in the projected benefit obligation and in plan assets attributable to business combination in 2000 are the result of the acquisition of Illinova. The changes in the projected benefit obligations and in plan assets attributable to business combination in 2001 are the result of the Central Hudson acquisition. Special termination benefits of approximately $9 million in 2001 reflect the additional expense of the early retirement window related to the Illinois Power Company Retirement Income Plan for Salaried Employees.
  The components of net periodic benefit cost were:

                                                                 Pension Benefits              Other Benefits
                                                            --------------------------   --------------------------
($ IN MILLIONS)                                             2001       2000       1999   2001       2000       1999
-------------------------------------------------------------------------------------------------------------------
Service cost benefits earned during period                  $ 10     $ 10     $      1   $  2   $      2   $      -
Interest cost on projected benefit obligation                 34       33            1      8          7          -
Expected return on plan assets                               (57)     (53)          (1)    (7)        (7)         -
Amortization of unrecognized actuarial gain                    -       (1)           -      1          -          -
-------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (income)                          $(13)    $(11)    $      1   $  4   $      2   $      -
Additional early retirement window benefits                    9        -            -      -          -          -
Additional cost due to curtailment                             -        -           (2)     -          -          -
-------------------------------------------------------------------------------------------------------------------
Total net periodic benefit cost (income)                    $ (4)    $(11)    $     (1)  $  4   $      2   $      -
-------------------------------------------------------------------------------------------------------------------

                                    { F-39 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Impact of a 1% increase/decrease in medical trend:

($ in millions)                    Increase    Decrease
-------------------------------------------------------
Aggregate impact on service cost
   and interest cost              $       2   $      (1)
Impact on accumulated
   post-retirement benefit
   obligation                     $      14   $     (13)

NOTE 16 - RELATED PARTY TRANSACTIONS
In addition to related party transactions described elsewhere herein, the following are additional items requiring disclosure.
  Transactions with Chevron U.S.A. Inc. result from purchases and sales of natural gas, NGLs and crude oil between subsidiaries of Dynegy and Chevron U.S.A. Inc. affiliates. Management believes that these transactions are executed at prevailing market rates. During the years ended December 31, 2001, 2000 and 1999, the Company recognized in its statement of operations aggregate sales to this significant shareholder of $1.3 billion, $1.4 billion and $1.1 billion, respectively. In the same years, purchases from this shareholder were $3.6 billion, $3.1 billion and $2.0 billion, respectively.
  The Company also has purchases and sales of natural gas, NGLs, crude oil and power and, in some instances, earns management fees from certain entities in which it has equity investments. Revenues recognized from these transactions in 2001, 2000 and 1999 were $2.0 billion, $827 million and $377 million, respectively. Expenses recognized were $385 million, $217 million and $125 million, respectively. Revenues relate to the supply of fuel for use at generation facilities, primarily West Coast Power, and the supply of natural gas sold by retail affiliates. Expenses primarily represent the purchase of natural gas liquids that are subsequently sold in the Company's marketing operations.
  Also during 2001, the Company earned approximately $8 million of interest income related to cash lent to West Coast Power. The loan was created as a result of natural gas fuel costs owed from West Coast Power to a subsidiary of Dynegy. As of December 31, 2001, West Coast Power had repaid in full all amounts owed to Dynegy. Dynegy has guaranteed $31 million of estimated environmental obligations as well as $25 million associated with an insurance program for West Coast Power.
  In July 2001, the Company established the Dynegy Short-Term Executive Stock Purchase Loan Program. Under this program, the Company may loan eligible employees funds to acquire Class A common stock through market purchases in return for a two-year note. The notes bear interest at the greater of 5 percent or the Applicable Federal Rate as of the loan date and are full recourse to each payee. At December 31, 2001, the Company had issued approximately $13 million of loans pursuant to this program.
  Concurrent with the December 2001 Class A common stock sale, officers of the Company purchased approximately 1.2 million shares of Class A common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933. The officers paid $19.75 per share for the stock, the same price as the net proceeds to the Company in the public offering. The officers paid for the shares by entering into promissory notes with the Company for an initial term of 60 days. The maturity date of the notes was extended for an additional 30 days with the approval of the Board of Directors. The loans bear interest at 3.25 percent and are full recourse to the borrowers. Such loans are accounted for as "Subscriptions Receivable" within Stockholders' Equity on the Consolidated Balance Sheet at December 31, 2001. The Company recognized compensation expense in 2001 of approximately $1.2 million, which was recorded as "General and Administrative Expense", related to the shares purchased by the officer group.

                                    { F-40 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION
Dynegy's operations are reported in four segments: Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in a broad array of businesses, including physical supply of and risk-management activities around wholesale natural gas, power, coal, and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing businesses and worldwide NGLs marketing and transportation operations. Dynegy's T&D segment includes the operations of IP, an energy-delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. DGC is engaged in pursuing and capturing opportunities in the converging energy and communications marketplace. DGC has a global long-haul fiber optic network and metropolitan network in key cities in the United States and Europe. Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for the years ended December 31, 2001, 2000 and 1999 is presented below:

DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 2001

($ in millions)                                    WEN      DMS      T&D     DGC    Elimination     Total
---------------------------------------------------------------------------------------------------------
Unaffiliated revenues:
   Domestic                                    $25,911   $4,708   $1,593   $  17   $          -   $32,229
   Canadian                                      4,622    1,463        -       -              -     6,085
   European & Other                              3,918        -        -      10              -     3,928
---------------------------------------------------------------------------------------------------------
                                                34,451    6,171    1,593      27              -    42,242
Intersegment revenues
   Domestic                                    $   585   $  237   $   25   $   -   $       (847)  $     -
---------------------------------------------------------------------------------------------------------
   Total revenues                              $35,036   $6,408   $1,618   $  27   $       (847)  $42,242
---------------------------------------------------------------------------------------------------------
Operating margin                                 1,264      278      417     (22)             -     1,937
Depreciation and amortization                     (182)     (82)    (168)    (22)             -      (454)
Interest expense                                   (86)     (52)    (114)     (7)             -      (259)
Other income (expense)                             (39)      (5)      26       2              -       (16)
Earnings of unconsolidated affiliates              203       13        -      26              -       242
Income tax (provision) benefit                    (246)     (32)     (26)     35              -      (269)
Net income (loss)                              $   609   $   56   $   45   $ (62)  $          -   $   648
Identifiable assets:
   Domestic                                    $14,345   $2,303   $4,559   $ 497   $          -   $21,704
   Canadian                                        734      130        -       -              -       864
   European & Other                              2,035        -        -     271              -     2,306
Investments in unconsolidated affiliates         1,354      422      568     107              -     2,451
Capital expenditures and investments in
   unconsolidated affiliates                    (2,049)    (391)    (701)   (237)             -    (3,378)

                                    { F-41 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 2000

($ in millions)                                     WEN      DMS      T&D    DGC    Elimination     Total
---------------------------------------------------------------------------------------------------------
Unaffiliated revenues:
   Domestic                                     $17,894   $5,160   $1,581   $  2   $          -   $24,637
   Canadian                                       2,316    1,224        -      -              -     3,540
   European                                       1,268        -        -      -              -     1,268
---------------------------------------------------------------------------------------------------------
                                                 21,478    6,384    1,581      2              -    29,445
Intersegment revenues
   Domestic                                         743      249       27      -         (1,019)        -
---------------------------------------------------------------------------------------------------------
   Total revenues                                22,221    6,633    1,608      2         (1,019)   29,445
---------------------------------------------------------------------------------------------------------
Operating margin                                    770      256      433      -              -     1,459
Depreciation and amortization                      (125)    (105)    (156)    (3)             -      (389)
Interest expense                                    (89)     (30)    (129)    (3)             -      (251)
Other income (expense)                              141      (50)       3      2              -        96
Earnings of unconsolidated affiliates               181       24        -      -              -       205
Income tax (provision) benefit                     (233)     (10)     (24)     6              -      (261)
Net income (loss)                               $   441   $   19   $   53   $(12)  $          -   $   501
Identifiable assets:
   Domestic                                     $13,630   $2,156   $3,577   $277   $          -   $19,640
   Canadian                                         750      299        -      -              -     1,049
   European                                         644        -        -     73              -       717
Investments in unconsolidated affiliates            625      174        -      -              -       799
Capital expenditures and investments in
   unconsolidated affiliates                       (623)    (114)    (158)   (15)             -      (910)

DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1999

($ in millions)                                         WEN      DMS        T&D        DGC    Elimination     Total
-------------------------------------------------------------------------------------------------------------------
Unaffiliated revenues:
   Domestic                                         $ 8,112   $4,887   $      -   $      -   $          -   $12,999
   Canadian                                           1,445       10          -          -              -     1,455
   European                                             976        -          -          -              -       976
-------------------------------------------------------------------------------------------------------------------
                                                     10,533    4,897          -          -              -    15,430
Intersegment revenues
   Domestic                                             131      240          -          -           (371)        -
-------------------------------------------------------------------------------------------------------------------
   Total revenues                                    10,664    5,137          -          -           (371)   15,430
-------------------------------------------------------------------------------------------------------------------
Operating margin                                        284      260          -          -              -       544
Depreciation and amortization                           (35)     (94)         -          -              -      (129)
Interest expense                                        (36)     (42)         -          -              -       (78)
Other income (expense)                                   26        2          -          -              -        28
Earnings of unconsolidated affiliates                    62       18          -          -              -        80
Income tax (provision) benefit                          (58)     (17)         -          -              -       (75)
Net income                                          $   107   $   45   $      -   $      -   $          -   $   152
Identifiable assets:
   Domestic                                         $ 3,466   $2,550   $      -   $      -   $          -   $ 6,016
   Canadian                                             266       68          -          -              -       334
   European                                             175        -          -          -              -       175
Investments in unconsolidated affiliates                458      169          -          -              -       627
Capital expenditures and investments in
   unconsolidated affiliates                           (357)     (92)         -          -              -      (449)

                                    { F-42 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 2001 and 2000.

                                                                             QUARTER ENDED
                                                             ---------------------------------------------
                                                                 MARCH        JUNE   SEPTEMBER    DECEMBER
($ IN MILLIONS, EXCEPT PER SHARE DATA)                            2001        2001        2001        2001
----------------------------------------------------------------------------------------------------------
Revenues                                                     $  14,168   $  10,812   $   8,519   $   8,743
Operating margin                                                   477         437         633         390
Income before income taxes                                         209         208         398         100
Net income                                                         139         146         286          77
Net income per share                                              0.41        0.43        0.85        0.21

                                                                               QUARTER ENDED
                                                              ------------------------------------------------
                                                                   MARCH         JUNE   SEPTEMBER     DECEMBER
($ IN MILLIONS, EXCEPT PER SHARE DATA)                              2000         2000        2000         2000
--------------------------------------------------------------------------------------------------------------
Revenues                                                      $    5,349   $    5,720   $   8,366   $   10,010
Operating margin                                                     383          308         381          387
Income before income taxes                                           114          139         351          158
Net income                                                            69           91         235          106
Net income per share                                                0.23         0.19        0.73         0.32

NOTE 19 - SUBSEQUENT EVENTS
Concurrent with the investment in Northern Natural, Dynegy entered into an option agreement with a subsidiary of Enron that indirectly owned the common stock of Northern Natural, under which a Dynegy subsidiary had the option to purchase all of the equity of that Enron subsidiary. In connection with Dynegy's termination of a merger agreement with Enron, it gave notice of its intention to exercise its option to purchase such equity. The exercise price for the option was $23 million subject to adjustment based on Northern Natural's indebtedness and for the amount of working capital at closing. Subsequent litigation relating to the option was settled by the parties on January 3, 2002 and the closing of the option exercise occurred on January 31, 2002. At January 31, 2001, Northern Natural had approximately $950 million of debt outstanding. Approximately
$500 million of this debt is in the form of senior unsecured notes with maturities ranging from 2005 to 2011. The remaining $450 million is in the form of a secured line of credit due November 2002. Dynegy has agreed to commence a tender offer by April 1, 2002 for $100 million of the senior unsecured notes due in 2005. An Enron subsidiary has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus accrued and unpaid dividends on the Series A Preferred Stock and the option exercise price, subject to adjustments based on Northern Natural's indebtedness and working capital.
  In January 2002, Chevron purchased approximately 10.4 million shares of Class B common stock in a private transaction, pursuant to the exercise of its pre-emptive rights under the shareholder agreement. The proceeds from this sale were approximately $205 million.
  In February 2002, Dynegy Holdings issued $500 million of 8.75% Senior Notes due 2012. Interest will be paid on a semi-annual basis beginning in August 2002. These notes can be redeemed prior to 2012, in whole or in part, at a price equal to the redemption price included in the related prospectus supplement.
  On February 25, 2002, Dynegy Energy Partners L.P., a newly formed limited partnership created to own and operate a portion of the Company's NGL business, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an initial public offering. The partnership will succeed to a portion of DMS' downstream NGL business, specifically, it will be engaged
                                    { F-43 }

DYNEGY INC.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in fractionation, storage, terminaling, transportation, distribution and marketing NGLs to consumers throughout North America. Dynegy and certain of its affiliates will own the general partner interest of the partnership.

NOTE 20 - OTHER SUBSEQUENT EVENT
On March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including those owned directly by West Coast Power and indirectly by Dynegy Inc. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. In the aggregate, the complaints seek more than $150 million in penalties, restitution and return profits from the generators. The Company believes the allegations are without merit and will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

                                    { F-44 }

DYNEGY INC.  VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                  Balance at       Charged to      Charged                    Balance
                                                   Beginning        Costs and     to Other                     at End
Description                                        of Period         Expenses     Accounts     Deductions   of Period
---------------------------------------------------------------------------------------------------------------------
2001
   Allowance for doubtful accounts               $        69   $           86   $       (2)  $        (46)        107
   Allowance for risk management assets(1)               146               53            -              -         199

2000
   Allowance for doubtful accounts                        24               52            -             (7)         69
   Allowance for risk management assets(1)                38              108            -              -         146

1999
   Allowance for doubtful accounts                        24                3            -             (3)         24
   Allowance for risk management assets(1)                 6               32            -              -          38

----------------------------------
(1) Changes in price and credit reserves related to risk management activities are offset in the net mark-to-market income accounts reported in revenues.

                                    { F-45 }