Form 10-Q
period 2002-03-31
DYNEGY INC /IL/
filed 2002-05-15
CIK 879215

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
     (State or other jurisdiction              (I.R.S. Employer Identification No.)
   of incorporation or organization)

                           1000 LOUISIANA, SUITE 5800
                              HOUSTON, TEXAS 77002
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Common Stock, no par value per share, 270,325,934 shares outstanding as of May 9, 2002; Class B Common Stock, no par value per share, 96,891,014 shares outstanding as of May 9, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  DYNEGY INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

  Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
    March 31, 2002 and December 31, 2001....................      3
  Condensed Consolidated Statements of Operations:
    For the three months ended March 31, 2002 and 2001......      4
  Condensed Consolidated Statements of Cash Flows:
    For the three months ended March 31, 2002 and 2001......      5
  Notes to Condensed Consolidated Financial Statements......      6

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............     24

  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................     56

PART II. OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS.................................     57

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K..................     57

    This quarterly report includes financial statements which have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X pursuant to the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589. We expect that our new independent public accountant, PricewaterhouseCoopers LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X. If, upon completion of the review, there is a change in the financial statements contained in this quarterly report, we will amend this report to present the reviewed financial statements, and we will discuss in the amended report any material changes from the unreviewed financial statements contained in this report. Otherwise, we will state in our first quarterly report following completion of such review that the unreviewed financial statements contained in this report have subsequently been reviewed by an accountant other than Arthur Andersen LLP and that there were no material changes as a result of that review.

                                  DYNEGY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  (UNAUDITED) (IN MILLIONS, EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   -------------
                                         ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   455        $   218
Accounts receivable, net of allowance for doubtful accounts
  of $115 million and $107 million, respectively............     3,588          3,680
Accounts receivable, affiliates.............................        57             80
Inventory...................................................       364            391
Assets from risk-management activities......................     4,830          4,015
Prepayments and other assets................................     1,314          1,370
                                                               -------        -------
  TOTAL CURRENT ASSETS......................................    10,608          9,754
                                                               -------        -------
PROPERTY, PLANT AND EQUIPMENT...............................    10,721          9,130
Accumulated depreciation....................................    (1,011)          (921)
                                                               -------        -------
  PROPERTY, PLANT AND EQUIPMENT, NET........................     9,710          8,209
                                                               -------        -------
OTHER ASSETS
Investments in unconsolidated affiliates (Note 8)...........       926            950
Investment in Northern Natural Gas Company (Note 3).........        --          1,501
Assets from risk-management activities......................     3,538          2,332
Goodwill....................................................     2,226          1,595
Other assets................................................     1,039            850
                                                               -------        -------
  TOTAL ASSETS..............................................   $28,047        $25,191
                                                               =======        =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................   $ 3,273        $ 3,522
Accounts payable, affiliates................................        45             40
Accrued liabilities and other...............................     1,119          1,346
Liabilities from risk-management activities.................     4,657          3,562
Notes payable and current portion of long-term debt.........       852            402
                                                               -------        -------
  TOTAL CURRENT LIABILITIES.................................     9,946          8,872
LONG-TERM DEBT..............................................     4,250          3,608
OTHER LIABILITIES
Transitional funding trust notes............................       495            516
Liabilities from risk-management activities.................     3,089          2,073
Deferred income taxes.......................................     1,811          1,735
Other long-term liabilities.................................       925            909
                                                               -------        -------
  TOTAL LIABILITIES.........................................    20,516         17,713
                                                               -------        -------
MINORITY INTEREST...........................................     1,009          1,010
SERIAL PREFERRED SECURITIES OF A SUBSIDIARY.................        11             46
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY
  TRUST.....................................................       200            200
SERIES B MANDATORILY CONVERTIBLE REDEEMABLE PREFERRED
  SECURITIES................................................     1,511          1,503
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
Class A Common Stock, no par value, 900,000,000 shares
  authorized at March 31, 2002 and December 31, 2001,
  respectively; 269,131,356 and 268,718,640 shares issued
  and outstanding at March 31, 2002 and December 31, 2001,
  respectively..............................................     2,865          2,837
Class B Common Stock, no par value, 360,000,000 shares
  authorized at March 31, 2002 and December 31, 2001,
  respectively; 96,891,014 and 86,499,914 shares issued and
  outstanding at March 31, 2002 and December 31, 2001,
  respectively..............................................     1,006            801
Subscriptions receivable....................................        (4)           (25)
Accumulated other comprehensive loss, net of tax............       (35)           (35)
Retained earnings...........................................     1,040          1,212
Treasury stock, at cost: 1,808,729 shares at March 31, 2002
  and 1,766,800 shares at December 31, 2001                        (72)           (71)
                                                               -------        -------
  TOTAL STOCKHOLDERS' EQUITY................................     4,800          4,719
                                                               -------        -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................   $28,047        $25,191
                                                               =======        =======

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues....................................................   $8,652    $14,168
Cost of sales...............................................    8,144     13,691
                                                               ------    -------
  Operating margin..........................................      508        477
Depreciation and amortization...............................      117        107
General and administrative expenses.........................      139        115
                                                               ------    -------
  Operating income..........................................      252        255
Earnings (loss) from unconsolidated investments.............      (11)        32
Other income................................................       36         53
Interest expense............................................      (79)       (62)
Other expenses..............................................      (17)       (44)
Minority interest expense...................................      (10)       (19)
Accumulated distributions associated with trust preferred
  securities................................................       (4)        (6)
                                                               ------    -------
Income before income taxes and change in accounting
  principle.................................................      167        209
Income tax provision........................................       51         72
                                                               ------    -------
INCOME FROM OPERATIONS......................................      116        137
Cumulative effect of change in accounting principle, net
  (Notes 2 and 4)...........................................     (256)         2
                                                               ------    -------
NET INCOME (LOSS)...........................................   $ (140)   $   139
                                                               ======    =======
NET INCOME (LOSS) PER SHARE:
Net income (loss)...........................................   $ (140)   $   139
Less: preferred stock dividends.............................        8         --
                                                               ------    -------
Net income (loss) applicable to common stockholders.........   $ (148)   $   139
                                                               ======    =======
Basic earnings (loss) per share.............................   $(0.41)   $  0.43
                                                               ======    =======
Diluted earnings (loss) per share...........................   $(0.41)   $  0.41
                                                               ======    =======
Basic shares outstanding....................................      364        324
                                                               ======    =======
Diluted shares outstanding..................................      419        338
                                                               ======    =======

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN MILLIONS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $(140)    $   139
Items not affecting cash flows from operating activities:
  Depreciation and amortization.............................     116         104
  (Earnings) losses from unconsolidated investments, net of
    cash distributions......................................      43         (27)
  Risk-management activities................................      78         131
  Deferred income taxes.....................................      46          27
  Cumulative effect of change in accounting principle.......     256          (2)
  Other.....................................................      46          12
Change in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................     187         600
  Inventory.................................................      31         304
  Prepayments and other assets..............................      22         (43)
  Accounts payable and accrued liabilities..................    (366)       (978)
  Other, net................................................     (26)         (2)
                                                               -----     -------
Net cash provided by operating activities...................     293         265
                                                               -----     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (175)     (1,133)
Investment in unconsolidated affiliates.....................      (3)        (13)
Business acquisitions, net of cash acquired.................     (20)        (20)
Proceeds from asset sales...................................       6          --
Other investing, net........................................    (179)         --
                                                               -----     -------
Net cash used in investing activities.......................    (371)     (1,166)
                                                               -----     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings......................     496         496
Repayments of long-term borrowings..........................     (22)         --
Net cash flow from commercial paper and money market lines
  of credit.................................................    (293)        545
Proceeds from sale of capital stock, options and warrants...     229          49
Purchase of serial preferred securities of a subsidiary.....     (28)         --
Purchase of treasury stock..................................      (1)         --
Dividends and other distributions, net......................     (28)        (34)
Other financing, net........................................     (23)         --
                                                               -----     -------
Net cash provided by financing activities...................     330       1,056
                                                               -----     -------
Effect of exchange rate changes on cash.....................     (15)          2
Net increase in cash and cash equivalents...................     237         157
Cash and cash equivalents, beginning of period..............     218          86
                                                               -----     -------
Cash and cash equivalents, end of period....................   $ 455     $   243
                                                               =====     =======

           See notes to condensed consolidated financial statements.

                                  DYNEGY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 1--ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Dynegy Inc. ("Dynegy" or the "Company") for the year ended
December 31, 2001 (the "Form 10-K"), as filed with the SEC.

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

NOTE 2--CHANGES IN ACCOUNTING PRINCIPLES

    On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinues goodwill amortization over its estimated useful life; rather, goodwill is subject to at least an annual fair-value based impairment test. The Company adopted Statement No. 142 effective January 1, 2002. The changes in the carrying amount of goodwill for each of Dynegy's reportable business segments for the three-month period ended March 31, 2002 are as follows:

                                          WHOLESALE    DYNEGY     TRANSMISSION       DYNEGY
                                           ENERGY     MIDSTREAM        &             GLOBAL
                                           NETWORK    SERVICES    DISTRIBUTION   COMMUNICATIONS    TOTAL
                                          ---------   ---------   ------------   --------------   --------
Balances as of January 1, 2002..........    $935         $16         $  388           $256         $1,595
Cumulative effect of change in
  accounting principle..................      --          --             --           (256)          (256)
Goodwill acquired during the period.....      --          --            887             --            887
                                            ----         ---         ------           ----         ------
Balances as of March 31, 2002...........    $935         $16         $1,275           $ --         $2,226
                                            ====         ===         ======           ====         ======

    The Company has recognized a cumulative effect of change in accounting principle of $256 million related to its Dynegy Global Communications segment in accordance with Statement No. 142. The fair value of that reporting segment was estimated using the expected present value of future cash flows to determine impairment. The value was negatively impacted by continued weakness in the telecommunications and broadband markets. Goodwill acquired during the period relates to the acquisition of Northern Natural Gas Company ("Northern Natural"). (See Note 3 below.)

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 2--CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)
    The following table sets forth what net income and earnings per share ("EPS") would have been in the three months ended March 31, 2001 exclusive of goodwill amortization compared to net loss and loss per share for the three months ended March 31, 2002.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                ($ IN MILLIONS)
Reported net income (loss)..................................   $ (140)    $ 139
Add back: Goodwill amortization.............................       --        12
                                                               ------     -----
Adjusted net income (loss)..................................   $ (140)    $ 151
                                                               ======     =====
BASIC EPS:
Reported net income (loss)..................................   $(0.41)    $0.43
Goodwill amortization.......................................       --      0.04
                                                               ------     -----
Adjusted net income (loss)..................................   $(0.41)    $0.47
                                                               ======     =====
DILUTED EPS:
Reported net income (loss)..................................   $(0.41)    $0.41
Goodwill amortization.......................................       --      0.04
                                                               ------     -----
Adjusted net income (loss)..................................   $(0.41)    $0.45
                                                               ======     =====

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on its financial position, results of operations or cash flows.

    ACCOUNTING PRINCIPLES NOT YET ADOPTED. Also during 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. The Company is evaluating the future financial effects of adopting Statement
No. 143 and will adopt the standard effective January 1, 2003.

    On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement No. 145"). Statement No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("Statement No. 4"), the amendment to Statement No. 4, and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("Statement No. 64"). Through

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 2--CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED) this rescission, Statement No. 145 eliminates the requirement (in both Statement No. 4 and Statement No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

    Further, Statement No. 145 amends paragraph 14(a) of Statement of Financial Accounting No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. Statement
No. 145 is effective for transactions occurring after May 15, 2002, and the Company is currently evaluating the future financial effects, if any, of adopting Statement No. 145.

NOTE 3--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

    In November 2001, Dynegy acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural for $1.5 billion. The Series A Preferred Stock is entitled to cumulative dividends, as and if declared by the board of directors of Northern Natural, at a rate of 6%, payable annually beginning on January 31, 2003. Dividends of approximately $8 million are reflected in Other Income on the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2002 for dividends earned by Dynegy prior to the closing of the Northern Natural acquisition on January 31, 2002. The Series A Preferred Stock is redeemable at the option of Northern Natural under certain circumstances at a redemption price equal to the liquidation preference plus accrued and unpaid dividends and other items. In connection with the investment, Dynegy Holdings Inc. ("DHI"), a wholly owned subsidiary of Dynegy, acquired an option to purchase all of the equity of Northern Natural's indirect parent company. DHI exercised its option to acquire the indirect parent of Northern Natural in November 2001 upon termination of the merger agreement with Enron. The exercise price for the option was $23 million subject to adjustment based on Northern Natural's indebtedness and for the amount of working capital at closing. Subsequent litigation relating to the option was settled in part by the parties on January 3, 2002, and the closing of the option exercise occurred on January 31, 2002. Enron still maintains a damage action that DHI's exercise of the option was wrongful. (See Note 10 below.)

    At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. Approximately $500 million of this debt consisted of senior unsecured notes with maturities ranging from 2005 to 2011. The remaining $450 million consisted of a secured line of credit due November 2002. In order to obtain a bondholder consent required in connection with the Northern Natural acquisition, DHI agreed to effect a tender offer for one series of $100 million of Northern Natural's senior unsecured notes. On April 26, 2002, DHI purchased $90 million of the notes due 2005 pursuant to such tender offer. An Enron subsidiary has the option through June 30, 2002 to repurchase the Series A Preferred Stock and equity in Northern Natural's parent by repayment of the purchase price, subject to adjustments for working capital and indebtedness.

    Northern Natural is consolidated with Dynegy's operations beginning February 1, 2002. The following table reflects certain unaudited pro forma information for Dynegy for the periods presented

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 3--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (CONTINUED) as if the Northern Natural acquisition had taken place on January 1, 2001 (in millions, except per share data).

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 2002       MARCH 31, 2001
                                                           ------------------   ------------------
Pro forma revenues.......................................        $8,947              $14,343
Pro forma income from operations before change in
  accounting principle (Notes 2 and 4)...................           140                  185
Pro forma income from operations before change in
  accounting principle (per diluted share)...............          0.33                 0.55
Pro forma net income (loss) before preferred stock
  dividends..............................................          (116)                 187
Pro forma net income (loss) available to common
  shareholders...........................................          (124)                 187
Pro forma earnings (loss) per share (diluted)............         (0.34)                0.55

NOTE 4--COMMERCIAL OPERATIONS, RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

    Provisions in FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement
No. 133"), as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement
No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives which are not a part of the Company's marketing activities qualify and are designated as hedges of future cash flows, fair values or net investments or qualify, and are designated, as normal purchases and sales. Derivatives treated as normal purchases or sales are recorded and recognized in income using accrual accounting.

    The nature of the Company's business necessarily involves certain market and financial risks. The Company routinely enters into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and the Company's strategy for mitigating these risks are more fully described in Note 3 to the Form 10-K.

    The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):

                                                                               OTHER
                                                                           COMPREHENSIVE
                                                              NET INCOME      INCOME
                                                              ----------   -------------
Adjustment to fair value of derivatives.....................     $ 3            $ 64
Income tax effects..........................................      (1)            (23)
                                                                 ---            ----
Total.......................................................     $ 2            $ 41
                                                                 ===            ====

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 4--COMMERCIAL OPERATIONS, RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS (CONTINUED)
    Changes in stockholders' equity related to derivatives for the three-month period ended March 31, 2002 were as follows, net of tax (in millions):


Balance at December 31, 2001................................   $  12
Current period decrease in fair value, net..................      (1)
Reclassifications to earnings, net..........................      (8)
                                                               -----
Balance at March 31, 2002...................................   $   3
                                                               =====

    Accumulated other comprehensive loss, net of tax is included in Stockholders' Equity on the Condensed Consolidated Balance Sheets as follows (in millions):


Statement No. 133, net......................................   $   3
Currency translation adjustment.............................     (25)
Unrealized loss on available-for-sale securities, net.......     (13)
                                                               -----
Accumulated other comprehensive loss, net of tax, at
  March 31, 2002............................................   $ (35)
                                                               =====

    Other comprehensive loss is as follows (in millions):

                                                              MARCH 31,   MARCH 31,
                                                                2002        2001
                                                              ---------   ---------
Net income (loss)...........................................    $(140)      $139
Other comprehensive income..................................       --         33
                                                                -----       ----
Total comprehensive income (loss)...........................    $(140)      $172
                                                                =====       ====

    Additional disclosures required by Statement No. 133, as amended, are provided in the following paragraphs.

    The Company enters into various financial derivative instruments which qualify as cash flow hedges. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. Instruments related to the Company's energy convergence and midstream liquids businesses are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. Interest rate swaps are used to convert the floating interest-rate component of certain obligations to fixed rates or convert the fixed interest-rate component of certain obligations to floating rates.

    During the three months ended March 31, 2002 and 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 4--COMMERCIAL OPERATIONS, RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS (CONTINUED)
    The balance in other comprehensive income at March 31, 2002 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or liquids, payments of interest and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $15 million, net of taxes, is estimated to be reclassed into earnings over the 12-month period ending March 31, 2003. Actual amounts ultimately reclassed to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

    The Company also enters into derivative instruments which qualify as fair value hedges. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. The Company also uses interest rate swaps to convert a portion of its variable rate obligations into fixed rate obligations. During the three months ended March 31, 2002 and 2001, there was no ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness. Additionally, no amounts were recognized in relation to firm commitments that no longer qualified as fair value hedge items.

    The Company has investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses derivative financial instruments, including foreign exchange forward contracts and cross currency interest rate swaps, to hedge this exposure. For derivatives treated as hedges of net investment in foreign operations, the effective portion of changes in the fair value of the derivative is recorded in the cumulative translation adjustment. For the three months ended March 31, 2002 approximately $14 million of net gains related to these contracts were included in the cumulative translation adjustment. There was no net impact on the cumulative translation adjustment in the first quarter 2001.

NOTE 5--DEBT

    DHI closed a $900 million unsecured revolving credit agreement with a syndicate of commercial banks on April 29, 2002. This facility, which matures on April 28, 2003, replaced an expiring $1.2 billion revolving credit agreement. The new facility provides funding for working capital, capital expenditures and general corporate purposes. Generally, borrowings under the credit agreement bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. The increase in this margin over the margins under the expired facility is expected to result in an increase in the fees paid by DHI compared to the fees paid under the expiring facility. Specifically, DHI expects to pay approximately $1.4 million in additional borrowing fees during the term of the new facility and paid approximately $3.2 million in additional upfront fees in connection with the closing of the new facility. Financial covenants include a debt-to-capitalization test (which takes into account certain lease and similar commitments of DHI and its subsidiaries) and a newly added 3.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA")-to-interest test. The permissible threshold for the debt-to-capitalization test was lowered in the new facility from 65% to 60%. Other newly added covenants in the new facility include subordination of certain intercompany debt owed to Dynegy and its subsidiaries (other than DHI and its subsidiaries), restrictions on liens and limitations prohibiting subsidiary debt at Dynegy Marketing & Trade, Dynegy Power Marketing, Inc.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 5--DEBT (CONTINUED)
and Dynegy Midstream Services, Limited Partnership. Default provisions include cross payment default of Dynegy, DHI or any principal subsidiary with respect to debt or other similar obligations that exceed $100 million, cross acceleration of Dynegy, DHI or any principal subsidiary under any instrument covering debt or similar obligations that exceed $100 million and bankruptcy or receivership of Dynegy, DHI or any principal subsidiary. The new facility does not contain any defaults relating to material adverse changes in the condition of Dynegy or DHI after the closing date or to changes in Dynegy's or DHI's credit ratings. The new facility also does not contain a "term-out" provision that would permit Dynegy to extend the maturity for borrowings under the facility beyond the facility's April 28, 2003 maturity date.

    On February 21, 2002, DHI issued $500 million of 8.75% senior notes due 2012. DHI will pay interest on the notes on February 15 and August 15 of each year, beginning August 15, 2002. The notes are unsecured and unsubordinated debt securities and are not subject to a sinking fund. DHI may redeem the notes prior to maturity, in whole or in part, at a redemption price equal to the greater of the principal amount of the notes and the make-whole price specified in the indenture relating to the notes.

    The Company acquired debt with a face value of approximately $950 million (and a fair value of approximately $890 million) through the acquisition of Northern Natural. Approximately $500 million of the Northern Natural debt consisted of senior unsecured notes with maturities ranging from 2005 to 2011. The remaining $450 million consisted of a secured line of credit due
November 2002. On April 26, 2002, DHI purchased $90 million of Northern Natural's senior unsecured notes due 2005 pursuant to a tender offer. (See
Note 3 above.)

    During the three-month period ended March 31, 2002, the Company repaid commercial paper and revolving credit facilities for DHI and Illinois Power Company ("IP"), a wholly owned subsidiary of Dynegy, of approximately $293 million.

NOTE 6--EARNINGS PER SHARE

    Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Outstanding options contribute to the differences between basic and diluted shares outstanding in all periods. Additionally, the diluted shares in the 2002 period include the effect of the assumed conversion of the Series B Mandatorily Convertible Redeemable Preferred Securities held by ChevronTexaco.

NOTE 7--CAPITAL STOCK

    Chevron U.S.A. Inc., a ChevronTexaco subsidiary, purchased approximately
10.4 million shares of Class B common stock in the three-month period ended March 31, 2002 pursuant to its preemptive right under its shareholder agreement with Dynegy. Proceeds from this sale totaled approximately $205 million and were invested in cash to enhance short-term liquidity.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 8--INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Condensed Consolidated Statements of Operations as Earnings
(Loss) from Unconsolidated Investments. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $850 million and $843 million at March 31, 2002 and December 31, 2001, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company.

    GENERATION ASSETS. Investments primarily include ownership interests in eight joint ventures that own fossil fuel electric generation facilities in diverse geographic regions. The Company's ownership is generally 50 percent in the majority of these ventures. The Company's aggregate net investment of $607 million at March 31, 2002 represents approximately 2,400 MW of net generating capacity. Dynegy's most significant investment in generating capacity is its interest in West Coast Power, LLC ("West Coast Power"), a 50 percent owned venture with NRG Energy ("NRG"), representing approximately 1,400 MW of net generating capacity in California. The net investment in West Coast Power totaled approximately $325 million at March 31, 2002. West Coast Power provided equity earnings of approximately $15 million and $12 million in the quarterly periods ending March 31, 2002 and 2001, respectively.

    MIDSTREAM INVESTMENTS. Investments primarily include ownership interests in three ventures that operate natural gas liquids ("NGL") processing, extraction, fractionation and storage facilities in the Gulf Coast region as well as an interstate NGL pipeline. The Company's ownership interest in these ventures ranges from 23 percent to 39 percent. At March 31, 2002, the Company's aggregate net investment in these midstream businesses totaled approximately $146 million.

    Summarized aggregate financial information for these investments and Dynegy's equity share thereof was (in millions):

                                                                THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------------
                                                                 2002                  2001
                                                          -------------------   -------------------
                                                                      EQUITY                EQUITY
                                                           TOTAL      SHARE      TOTAL      SHARE
                                                          --------   --------   --------   --------
Revenues................................................    $826       $289      $1,481      $568
                                                            ----       ----      ------      ----
Operating margin........................................    $230       $ 68      $  176      $ 65
                                                            ----       ----      ------      ----
Net income..............................................    $114       $ 34      $   91      $ 32
                                                            ----       ----      ------      ----

    OTHER INVESTMENTS. In addition to these equity investments, the Company holds interests in companies for which it does not have significant influence over the operations. These investments are generally accounted for by the cost method. Such investments totaled $63 million and $84 million at March 31, 2002 and December 31, 2001, respectively. The change is primarily attributed to the impairment of an investment in the Dynegy Global Communications segment resulting from unfavorable market conditions.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 8--INVESTMENTS IN UNCONSOLIDATED AFFILIATES (CONTINUED)
    The Company also owns securities that have a readily determinable fair market value and are considered available-for-sale. The market value of these investments at March 31, 2002 and December 31, 2001 was estimated to be $13 million and $23 million, respectively. The change is primarily attributed to the impairment of an available-for-sale investment in the Dynegy Global Communications segment resulting from unfavorable market conditions.

NOTE 9--PROJECT ALPHA; 2001 RESTATEMENT

    In April 2001, Dynegy entered into a structured natural gas transaction ("Project Alpha") involving two unrelated special purpose entities, NGAI Funding LLC and ABG Gas Supply LLC, and a newly created partnership, DMT Supply LP. The transaction was intended to provide Dynegy with access to a significant long-term supply of physical natural gas, cash funding and a permanent tax benefit. On April 25, 2002, Dynegy filed a Current Report on Form 8-K discussing Project Alpha (the "Form 8-K"). As described in the Form 8-K, Dynegy has decided, after consultation with the Staff of the SEC, to present the cash flow associated with the gas supply contract as a financing activity in its Consolidated Statement of Cash Flows in 2001. The change will reduce operating cash flow for the year ended December 31, 2001 from the $811 million previously reported to approximately $511 million, with a corresponding increase in financing cash flow from the $2.7 billion previously reported to approximately $3 billion. The Company's Consolidated Statement of Cash Flows in this and all future Exchange Act filings will reflect all cash flows associated with the gas contract as financing activities.

    Dynegy received both a tax opinion and a letter opinion on the accounting treatment for Project Alpha from Arthur Andersen LLP ("Andersen"), the Company's independent accountant in 2001, in connection with the closing of the transaction. As a result of the recent events described above, Dynegy undertook an internal assessment of Project Alpha, including the financial statement recognition of an approximate $79 million income tax benefit in 2001. During this assessment, Andersen informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of $300 million in cash flow from operations to cash flow from financing relating to the transaction lessened the factual basis for its opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. Management continues to believe that the tax consequences of the transaction are as originally reported. However, management has decided that sufficient support to recognize the income tax benefit in the Company's financial statements no longer exists.

    As a result of this decision, Retained Earnings at December 31, 2001 will be reduced by $79 million and Deferred Income Tax Liability will be correspondingly increased in relation to the balances previously reported by the Company in the Form 10-K. Eliminating the financial statement recognition of the income tax benefit reduces previously reported 2001 net income by approximately
$79 million, or $0.23 per diluted share. Restated reported net income for the year ended December 31, 2001 is $569 million, or $1.67 per diluted share, as compared to previously reported amounts of $648 million and $1.90 per diluted share, respectively. The income tax benefit elimination does not impact operating cash flow for the year ended December 31, 2001. This restatement has no impact on net income or earnings per share for the three-month periods ended March 31, 2002 and 2001,

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 9--PROJECT ALPHA; 2001 RESTATEMENT (CONTINUED) respectively, and will not impact results of operations or reported cash flows for the remaining 2002 quarters.

    Accordingly, the Company will restate its 2001 results of operations, stockholders' equity and cash flow to reflect this change in upcoming amendments to its Form 10-K and its June 30, 2001 and September 30, 2001 Quarterly Reports on Form 10-Q. As a result, the previously issued financial statements for the year ended December 31, 2001, and the auditors' report thereon, should no longer be relied upon as it relates to this item. In addition, subsequent to the filing of the amendment to its Form 10-K for the year ended December 31, 2001, the Company will file an amended Form 10-Q for the three-month period ended
March 31, 2002. This amendment will incorporate the changes to retained earnings and deferred income taxes contained in the accompanying Condensed Consolidated Balance Sheets resulting from the reversal of the income tax benefit previously recognized in the 2001 period.

    Dynegy has been advised by the Staff of the SEC that it intends to seek a formal order of investigation in connection with the previously announced inquiry into the facts and circumstances surrounding Project Alpha. See Note 10 below.

NOTE 10--COMMITMENTS AND CONTINGENCIES

    Please see Note 11, "Commitments and Contingencies," to the Form 10-K for a description of the Company's material legal proceedings. Set forth below is a description of any material developments that have occurred with respect to such proceedings since the Company's filing of the Form 10-K and a description of any new matters that have arisen during the quarter.

    BALDWIN STATION LITIGATION. As previously described in the Form 10-K, IP and Dynegy Midwest Generation, Inc. (collectively, the "Defendants") are currently the subject of a Notice of Violation ("NOV") from the Environmental Protection Agency (the "EPA") and a complaint filed by the EPA and the Department of Justice alleging violations of the Clean Air Act (the "Act") and the regulations promulgated under the Act. Similar notices and complaints have been filed against a number of other utilities. Both the NOV and the complaint allege that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under the Prevention of Significant Deterioration and/or the New Source Performance Standards regulations. When activities that meet the definition of "major modifications" occur and they are not otherwise exempt, the Act and related regulations generally require that generating facilities meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment. The Defendants filed an answer denying all claims and asserting various specific defenses and a trial date of February 11, 2003 has been set.

    None of the Defendants' other facilities are covered in the complaint and NOV, but the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River, and Hennepin Plants as well as Dynegy Northeast Generation's Danskammer Plant. It is possible that the EPA will eventually commence enforcement actions based on activities at those plants as well. The EPA has also recently requested information concerning activities at Dynegy Northeast Generation's Roseton Plant. The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA may also seek to require installation of the "best

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) available control technology" (or the equivalent) at the Baldwin Station, and possibly at the Vermilion, Wood River, Hennepin, Danskammer, and Roseton Plants if the EPA initiates and successfully prosecutes enforcement actions against those plants.

    CALIFORNIA MARKET LITIGATION. As previously described in the Form 10-K, six class action lawsuits have been filed against various Dynegy entities based on the events occurring in the California power market. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. The plaintiffs allege that the defendants, including the owners of in-state generation and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages.

    All six lawsuits have been consolidated before Judge Sammartino, Superior Court Judge for the County of San Diego. Judge Sammartino recently entered a pretrial conference order that establishes a trial date of March 1, 2004. In addition, on April 17, 2002, Dynegy and the other defendants in these actions filed challenges to the master plaintiffs' complaint moving to, among other things, have the actions dismissed in their entirety on grounds of federal preemption and to stay the proceedings in deference to the FERC's primary jurisdiction over wholesale electricity transactions. Briefing on these motions is scheduled to be completed on June 7, 2002 and the defendants' pleading challenges should be heard and decided by Judge Sammartino thereafter.

    On March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including those owned directly by West Coast Power and indirectly by Dynegy. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. In the aggregate, the complaints seek more than $150 million in penalties, restitution and return of profits from the generators. The Company believes the allegations are without merit and will vigorously defend against these claims.

    On April 23, 2002, T&E Pastorino and Pastorino & Son Nursery filed a class action complaint in the Superior Court of the State of California for the County of San Mateo. Named as defendants are various generators and marketers, including Dynegy and certain affiliates. The complaint alleges unfair, unlawful and deceptive practices in violation of the California Unfair Business Practices Act and seeks to enjoin illegal conduct, restitution and unspecified damages. While some of the allegations in this lawsuit are similar to the allegations in the other six lawsuits, this lawsuit includes additional allegations based on events occurring subsequent to the filing of the other six lawsuits. These additional allegations include allegations similar to those made by the California Attorney General in the March 11, 2002 suit described above as well as allegations that contracts between these generators and the California Department of Water Resources (the "DWR") constitute unfair business practices resulting from market manipulation. The Company believes the allegations are without merit and will vigorously defend against these claims.

    On May 13, 2002, two California law firms filed suit in California State Court against more than 20 energy generators, including those owned directly by West Coast Power and indirectly by Dynegy.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Although Dynegy has not yet been served with this suit, the Company understands from press reports relating to the suit that it principally alleges the defendant generators, in connection with their execution of long-term power supply contracts with the DWR, took advantage of a manipulated market to overcharge for electricity. The suit, which was filed on behalf of California taxpayers, seeks to halt enforcement of the existing DWR contracts to the extent that the contracted prices are found to be unfair. The suit further seeks damages in the amount of the alleged excess prices under the contracts. The Company believes these allegations are without merit and will vigorously defend against these claims.

    As previously described in the Form 10-K, on February 13, 2002, the FERC initiated an investigation of possible manipulation of natural gas and power prices in the western United States during the period from January 2001 through the present. On May 8, 2002, in response to three memoranda discovered by the FERC allegedly containing evidence of market manipulation by Enron in California, the FERC issued data requests to all sellers in the California Independent System Operator (the "ISO") and the California Power Exchange (the "PX") markets during 2000 and 2001 seeking information with respect to whether those sellers engaged in trading strategies described in the three Enron memoranda. Responses to the data requests are due on May 22, 2002. The California State Senate has issued similar data requests.

    Based on its investigation to date, Dynegy believes that its trading practices are consistent with applicable law and tariffs and will continue to cooperate fully with the FERC's investigation. However, the Company is continuing to assess these allegations and cannot predict with certainty how such allegations will ultimately be resolved.

    In addition, as previously described in the Form 10-K, on February 25, 2002 the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between the DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. The FERC recently set these complaints for evidentiary hearing. The hearing, which will be deferred until completion of settlement talks currently scheduled to begin on May 16, 2002, will be limited to the question whether the California real-time market adversely affected the long-term bilateral markets to the extent that modifications to the DWR power contracts are required. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict the outcome of this matter.

    On March 20, 2002, the California Attorney General filed, on behalf of the People of the State of California, a complaint with the FERC against numerous power marketers and energy generators, including those owned directly by West Coast Power and indirectly by Dynegy. The complaint alleges that during 2000-2001, these marketers and generators failed to file with sufficient specificity the required quarterly reports under the Federal Power Act relating to sales to the ISO, the PX and the California Energy Resources Scheduling Division of the DWR, thereby making unlawful the market-based rates charged by these entities. The complaint seeks retroactive refunds to the extent such rates are found by the FERC to exceed just and reasonable levels. The Company believes the allegations are without merit and will vigorously defend against these claims.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    ENRON LITIGATION. As previously described, Dynegy and DHI were sued on December 2, 2001 by Enron and Enron Transportation Services Co. in the United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 01-03626 (AJG). Enron claims that Dynegy materially breached the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities by wrongfully terminating that Agreement on November 28, 2001. Enron also claims that DHI wrongfully exercised its option to take ownership of Northern Natural under an Option Agreement dated November 9, 2001. Enron seeks damages in excess of $10 billion and declaratory relief against Dynegy for breach of the Merger Agreement. Enron also seeks unspecified damages against Dynegy and DHI for breach of the Option Agreement. Dynegy filed an answer on February 4, 2002, denying all material allegations. On April 12, 2002, the Bankruptcy Court granted Dynegy's motion to transfer venue in the proceeding to the United States District Court for the Southern District of Texas (Houston Division). Discovery in this proceeding has not yet commenced.

    In the Form 10-K, Dynegy also described a suit filed against Dynegy and DHI by Ann C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York, Cause No. 01 CV 11652. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned common stock of Enron Corp. as of November 28, 2001. A similar suit was filed by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas, Cause No. 2002-00080. Plaintiffs in each case allege that they are intended third party beneficiaries of the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities. Plaintiffs claim that Dynegy materially breached the Merger Agreement by, INTER ALIA, wrongfully terminating that Agreement. Plaintiffs also claim that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs seek an award of damages and other relief.

    Before any ruling on Dynegy's motion to transfer venue in the PEARL/GETZLER case, and before any further proceedings in either of these actions, Enron moved before the Bankruptcy Court for an order staying all further prosecution of both the PEARL/GETZLER case and the SHAPIRO/STRUB case pursuant to the automatic stay provision contained in the Bankruptcy Code. On April 12, 2002, Enron's stay motion was granted. Thereafter, the SHAPIRO/STRUB matter was withdrawn without prejudice, but the PEARL/GETZLER plaintiffs filed an appeal from the Bankruptcy Court's stay order, which appeal is pending. The Company continues to believe the allegations in Enron's claim against Dynegy and the PEARL/GETZLER and SHAPIRO/STRUB cases arising out of the terminated merger are without merit and will vigorously defend against these claims. An adverse result in any of these proceedings, however, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

    SHAREHOLDER LITIGATION. Since the filing of the Form 10-K, a number of class action lawsuits have been publicly announced on behalf of purchasers of publicly traded securities of Dynegy generally during the period between April 2001 and April 2002. Dynegy has only been served with some of the complaints relating to these actions. Based on the complaints which have been served or are publicly available, Dynegy understands that they principally assert that Dynegy and certain of its executive officers violated the federal securities laws in connection with Dynegy's accounting treatment and disclosure of Project Alpha. Dynegy anticipates that additional suits of this nature may be commenced and that all such suits will eventually be consolidated in a single court. Dynegy will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. These lawsuits have only recently been filed. It is not possible to predict with certainty whether Dynegy

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) will incur any liability or to estimate the damages, if any, that might be incurred in connection with such actions, or whether an adverse outcome could have a material adverse effect on the Company's financial condition or results of operations.

    SEC INVESTIGATIONS. Dynegy has been advised by the Staff of the SEC that it intends to seek a formal order of investigation in connection with the previously announced inquiry into the facts and circumstances surrounding Project Alpha. Having commenced an investigation, the SEC can be expected to examine whether there are any additional transactions with similar financial statement effects as Project Alpha as well as any other transactions or business activities which receive media attention, including the CMS Energy trades described below. The Company has assured the Staff that it intends to cooperate fully with this investigation.

    CMS TRANSACTIONS. On November 15, 2001, Dynegy executed two sets of simultaneous buy and sale trades with CMS Energy Corp. In the first set of trades, Dynegy purchased 15 million megawatts of power from CMS Energy for delivery in December 2001 at $25.50 per megawatt hour; concurrently, CMS Energy purchased from Dynegy the same amount of power at the same price per megawatt hour. In the second set of trades, Dynegy purchased 5 million megawatts of power per month from CMS Energy for delivery in January-December 2002 at $34.00 per megawatt hour; concurrently, CMS Energy purchased from Dynegy the same amount of power at the same price per megawatt hour.

    The information gathered to date indicates that the trades were consummated outside the view of other trading parties and, accordingly, could not have impacted market prices. In addition, the volumes, revenues and costs of sales associated with the trades were not included in the Company's December 31, 2001 year-end operating statistics as reflected in the Form 10-K and are excluded from the operating statistics for the three months ended March 31, 2002. The Company had previously disclosed its first quarter 2002 results of operations in an earnings release dated April 30, 2002. In that release, 2002 first quarter revenues and 2002 first quarter costs of sales each contained $236 million related to these trades. These amounts netted to zero in the operating margin line, resulting in no net income effect from the trades in that press release. The Company has eliminated these amounts from revenues and costs of sales in this report. As a result, these trades do not impact revenues, costs of sales, net income or cash flows for any of the periods reported by the Company.

    Based on the Company's preliminary investigation, Dynegy believes that it has not performed any simultaneous buy and sell trades with counterparties for the purpose of artificially increasing its trading volumes or revenues. The Staff of the U.S. Commodity Futures Trading Commission ("CFTC") has requested that Dynegy voluntarily provide information to the Division of Enforcement of the CFTC relating to, among other things, trading activities on DynegyDIRECT, the Company's on-line trading platform, including all trades or trading activities between Dynegy and CMS Energy in November 2001. The Staff of the CFTC also has requested that Dynegy voluntary provide information relating to the Company's trading activities in the California power market. The Company expects that Project Alpha, the CMS Energy trades and other previously consummated transactions may be reviewed by other governmental and regulatory agencies with competent jurisdiction. Dynegy intends to cooperate fully with any and all such reviews.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 11--REGULATORY ISSUES

    The Company is subject to regulation by various federal, state, local and foreign agencies, including extensive rules and regulations governing transportation, transmission and sale of energy commodities as well as the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these regulations requires general and administrative, capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. In addition, the U.S. Congress has before it a number of bills that could impact regulations or impose new regulations applicable to Dynegy and its subsidiaries. The Company cannot predict the outcome of these bills or other regulatory developments or the effects that they might have on its business. For a more detailed description of regulatory issues affecting the Company's business, please refer to "Item 1. Business--Regulation" in the Form 10-K.

NOTE 12--SEGMENT INFORMATION

    Dynegy's operations are divided into four reportable segments: Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in a broad array of businesses, including physical supply of and risk-management activities around wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing businesses and worldwide natural gas liquids marketing and transportation operations. Dynegy's T&D segment includes the operations of IP and Northern Natural. IP is an energy-delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. Northern Natural's 16,600 miles of pipeline extend from the Permian Basin in Texas to the Upper Midwest, providing extensive access to major utilities and industrial customers. Northern Natural's storage capacity is 59 billion cubic feet ("Bcf") and its market area capacity is approximately 4.3 Bcf per day. DGC is engaged in the telecommunications business through its global long-haul fiber optic and metropolitan network located in key cities in the United States and Europe. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three months ended March 31, 2002 and 2001 is presented below.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 12--SEGMENT INFORMATION (CONTINUED)
           DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2002
                                ($ IN MILLIONS)

                                            WEN        DMS        T&D        DGC      ELIMINATIONS    TOTAL
                                          --------   --------   --------   --------   ------------   --------
Unaffiliated revenues:
  Domestic..............................  $ 4,813     $  896     $  483     $   2        $  --       $ 6,194
  Canadian..............................      705        231         --        --           --           936
  European and other....................    1,520         --         --         2           --         1,522
                                          -------     ------     ------     -----        -----       -------
                                            7,038      1,127        483         4           --         8,652
Intersegment revenues:
  Domestic..............................      139         33          8        --         (180)           --
                                          -------     ------     ------     -----        -----       -------
    Total revenues......................    7,177      1,160        491         4         (180)        8,652
                                          -------     ------     ------     -----        -----       -------
Operating margin........................      300         63        166       (21)          --           508
Depreciation and amortization...........      (46)       (19)       (47)       (5)          --          (117)
Interest expense........................      (29)       (10)       (38)       (2)          --           (79)
Other income (expense)..................        6          2          4        (7)          --             5
Earnings (losses) from unconsolidated
  investments...........................       30          4         --       (45)          --           (11)
Income tax provision (benefit)..........       47         10         24       (30)          --            51
Income (loss) from operations...........      133         17         36       (70)          --           116
Cumulative effect of change in
  accounting principle..................       --         --         --      (256)          --          (256)
Net income (loss).......................  $   133     $   17     $   36     $(326)       $  --       $  (140)
Identifiable assets:
  Domestic..............................  $15,443     $2,075     $6,448     $ 148        $  --       $24,114
  Canadian..............................      640        120         --        --           --           760
  European and other....................    2,895         --         --       278           --         3,173
Investments in unconsolidated
  affiliates............................      767        149         --        10           --           926
Capital expenditures and investments in
  unconsolidated affiliates.............      (90)       (31)       (29)      (28)          --          (178)

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 12--SEGMENT INFORMATION (CONTINUED)
           DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2001
                                ($ IN MILLIONS)

                                            WEN        DMS        T&D        DGC      ELIMINATIONS    TOTAL
                                          --------   --------   --------   --------   ------------   --------
Unaffiliated revenues:
  Domestic..............................  $ 8,044     $2,140     $  532      $  2        $  --       $10,718
  Canadian..............................    2,087        354         --        --           --         2,441
  European and other....................    1,007         --         --         2           --         1,009
                                          -------     ------     ------      ----        -----       -------
                                           11,138      2,494        532         4           --        14,168
                                          -------     ------     ------      ----        -----       -------
Intersegment revenues:
  Domestic..............................       36         91          6        --         (133)           --
                                          -------     ------     ------      ----        -----       -------
    Total revenues......................   11,174      2,585        538         4         (133)       14,168
                                          -------     ------     ------      ----        -----       -------
  Operating margin......................      281         87        108         1           --           477
Depreciation and amortization...........      (43)       (19)       (40)       (5)          --          (107)
Interest expense........................      (18)       (13)       (29)       (2)          --           (62)
Other income (expense)..................      (37)        (6)        21         6           --           (16)
Earnings from unconsolidated
  investments...........................       31          1         --        --           --            32
Income tax provision (benefit)..........       51         12         17        (8)          --            72
Income (loss) from operations...........      100         23         26       (12)          --           137
Cumulative effect of change in
  accounting principle..................        2         --         --        --           --             2
Net income (loss).......................  $   102     $   23     $   26      $(12)       $  --       $   139
Identifiable assets:
  Domestic..............................  $13,888     $1,931     $3,566      $312        $  --       $19,697
  Canadian..............................      731        230         --        --           --           961
  European and other....................      859         --         --       178           --         1,037
Investment in unconsolidated
  affiliates............................      663        170         --        --           --           833
Capital expenditures and investments in
  unconsolidated affiliates.............   (1,084)       (33)       (27)       (2)          --        (1,146)

NOTE 13--SUBSEQUENT EVENTS

    CREDIT RATINGS. The credit ratings of Dynegy and its subsidiaries were placed under review for possible downgrade by Moody's, Standard & Poor's and Fitch on April 25, May 8 and April 26, 2002, respectively, due to uncertainties regarding the sustainability of cash flow, the Enron litigation (see Note 10), Dynegy's ability to access the capital markets, the cash flow treatment of Project Alpha (see Note 9), allegations of market manipulation in California, the effect of these items on counterparty confidence and other matters. In addition, as a result of the Enron bankruptcy, the credit rating agencies have refocused their attention on the credit characteristics and credit protection measures of industry participants, and in some cases appear to have tightened the standards for a given rating level.

                                  DYNEGY INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 13--SUBSEQUENT EVENTS (CONTINUED)
    On March 14, 2002, Moody's affirmed Dynegy's and select subsidiaries' ratings with a qualification of negative outlook. Subsequently, on April 25, 2002, Moody's placed Dynegy and select subsidiaries under review for possible downgrade following the Company's announced reclassification of $300 million in cash flow from operations from 2001 to cash flow from financing in connection with Project Alpha. On April 24, 2002, Standard & Poor's lowered its credit ratings for Dynegy and its subsidiaries following a business risk evaluation of the Company's various operating segments, its overall financial profile, capital adequacy and liquidity position. In addition, on May 8, 2002, Standard & Poor's placed Dynegy and it subsidiaries on CreditWatch with negative implications. On April 30, 2002, Fitch lowered its credit ratings and reiterated its negative watch status for Dynegy and its subsidiaries due to concerns regarding the Company's financial flexibility and its ability to operate its business recognizing a difficult business and capital environment and maintained its status of review for possible downgrade. For a discussion of the Company's current credit ratings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Credit Rating Discussion."

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. ("Dynegy" or the "Company") included elsewhere herein and with the Company's Annual Report of Form 10-K for the year ended December 31, 2001 (the "Form 10-K"), as filed with the SEC. As previously disclosed in Note 9 to the accompanying financial statements, Dynegy expects to file amended Exchange Act reports for the quarterly periods ended June 30, 2001, September 30, 2001 and March 31, 2002 and for the fiscal year ended December 31, 2001.

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

    Like many companies in our industry, Dynegy has faced a number of challenges since the end of 2001. Events surrounding the collapse of Enron Corp. ("Enron") have contributed to an unprecedented business environment fueled by skepticism among regulators and investors alike. Dynegy's management understands the demands of these new market realities and is responding within the framework of our customer-focused, asset-backed business model. As we describe below, current conditions have required us to take steps to strengthen our balance sheet and address credit concerns. While much of this discussion focuses on the impact of these developments on our wholesale marketing and risk-management business, this business is generally responsible for only 30% of the Company's recurring consolidated financial contribution (operating margin plus equity earnings) on an annual basis. As we have previously disclosed, approximately 70% of the Company's annual recurring consolidated financial contribution is derived from owned physical assets. This asset base is not expected to be significantly negatively impacted by these recent developments and continues to provide the foundation for Dynegy's energy merchant business.

    This Form 10-Q describes a number of recent developments affecting the Company. On April 25, 2002, the Company preliminarily released its first quarter 2002 earnings and announced that it would reclassify $300 million in cash flow from operations to cash flow from financing in 2001 related to Project Alpha. Also on April 25th, Moody's placed Dynegy's credit ratings under review for possible downgrade citing concerns over the Company's ability to generate sustainable recurring operating cash flow. The Company has subsequently been named in several purported class action lawsuits alleging violations of the federal securities laws and announced the SEC's intention to expand its review of Project Alpha into a formal investigation. More recently, on May 8, 2002, Standard & Poor's placed Dynegy's credit ratings on credit watch with negative implications due to concerns regarding the SEC's investigation and renewed allegations of price manipulation in California power markets as well as the effect of these actions on counterparty confidence.

    Management remains committed to responding to these recent developments. With the exception of additional collateral requirements resulting from recent events, the Company's business results have not been significantly adversely affected to date. However, we are not operating in a normal business environment and our results of operations for the remainder of 2002 and beyond will be significantly

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

affected by our ability to restore confidence with customers and investors. Among the most significant factors that Dynegy must address are the following:

    - confidence in our long-term business strategy as an energy merchant company built around a physical asset base and in our execution of this strategy, including the cash flow it generates;

    - questions about the capital structure and liquidity position of the Company, including the overall amount of leverage relative to our asset base;

    - ongoing investigations and litigation relating to Project Alpha, the California power markets, the CMS trades and the Enron merger; and

    - our ability to eliminate losses associated with our telecommunications business by year end.

    Our success in addressing these issues will in turn affect the views of credit rating agencies, the capital markets and trade counterparties about our Company. Each of these factors is described in greater detail below. Please also read "Uncertainty of Forward-Looking Statements and Information" below for additional factors that could impact future operating results.

    The following discussion also provides important information about the effect of recent events on our liquidity and capital resources. The Company's wholesale marketing and risk-management business has required additional capital in response to a general tightening of trade credit after Enron's bankruptcy and in response to recent events impacting Dynegy specifically. We are working diligently to address the concerns discussed above and to take the measures necessary to defend our investment grade credit ratings. However, as the Company has previously disclosed, management believes that Dynegy has sufficient liquidity and capital resources to continue to meet its obligations and to operate its business even in the event of the loss of our investment grade credit rating by one or more rating agencies. The Company intends to manage its wholesale marketing business in a manner consistent with its liquidity position. For further discussion, see "Liquidity and Capital Resources" below.

                        LIQUIDITY AND CAPITAL RESOURCES

    In December 2001, Dynegy announced a $1.25 billion capital restructuring program to respond to concerns of credit rating agencies and trade counterparties regarding balance sheet strength in the merchant energy sector. In accordance with the plan, Dynegy raised $744 million in net proceeds by selling approximately 39.1 million shares of common stock, including 10.4 million shares purchased by ChevronTexaco and 1.2 million shares purchased by senior management. Net proceeds from the sale of these shares were used to reduce indebtedness under DHI's revolving credit facility by approximately $540 million and the remainder of the proceeds were invested in cash. In addition to these equity sales, the Company reduced its original 2002 capital-spending program by over $500 million to approximately $1.2 billion. This reduction in capital-spending related to unallocated, discretionary expenditures.

    The Company believes it prudent to increase liquidity and strengthen its balance sheet and, as a result, continues to assess additional alternatives, including possible joint ventures or sales of assets and businesses. These steps are designed to continue the Company's capital restructuring program. Such steps are also being taken to reduce leverage and to establish revised targets for debt to capitalization and coverage ratios.

    Dynegy also continues to pursue a potential initial public offering by a newly created master limited partnership which would own a portion of the Company's downstream NGL business. The registration statement relating to this offering has not yet been declared effective by the SEC and

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

Dynegy cannot guarantee its eventual effectiveness or that once effective, Dynegy Energy Partners' initial public offering will be successfully completed. Further, the issues currently facing Dynegy as described elsewhere in this Form 10-Q could affect Dynegy Energy Partners' ability to successfully market and consummate its initial public offering.

    Dynegy's balance sheet at March 31, 2002 also reflects the increased leverage associated with our acquisition of Northern Natural Gas Company ("Northern Natural") from Enron at January 31, 2002. This increased leverage results partially from Northern Natural's $950 million of indebtedness and partially from the $1.5 billion of Series B Mandatorily Convertible Redeemable Preferred Stock ("Series B Preferred Stock") sold to ChevronTexaco in
November 2001, the proceeds of which were used to purchase preferred stock in Northern Natural. The Company is continuing to assess alternatives regarding the Series B Preferred Stock, its capital structure and other alternatives relating to Northern Natural in the event Enron does not exercise its repurchase option. This option expires at the end of June. See "--Other Matters--Enron/Northern Natural."

    Dynegy has historically accessed the public debt and equity markets to support its liquidity and capital resource requirements. Our ability to access the capital markets will be limited until we file amended Exchange Act reports to reflect the restatement of our financial statements as further described in
Note 9 to the accompanying financial statements.

DHI REVOLVING CREDIT AGREEMENT

    DHI closed a $900 million unsecured revolving credit agreement with a syndicate of commercial banks on April 29, 2002. This facility, which matures on April 28, 2003, replaced an expiring $1.2 billion revolving credit agreement. The new facility provides funding for working capital, capital expenditures and general corporate purposes. Generally, borrowings under the credit agreement bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. The increase in this margin over the margins under the expired facility is expected to result in an increase in the fees paid by DHI compared to the fees paid under the expiring facility. Specifically, DHI expects to pay approximately $1.4 million in additional borrowing fees during the term of the new facility and paid approximately $3.2 million in additional upfront fees in connection with the closing of the new facility.

    Financial covenants in the revolving credit agreement include a debt-to-capitalization test (which takes into account certain lease and similar commitments of DHI and its subsidiaries) and a newly added 3.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA")-to-interest test. The permissible threshold for the debt-to-capitalization test was lowered in the new facility from 65% to 60%. Other newly added covenants in the new facility include subordination of certain intercompany debt owed to Dynegy and its subsidiaries (other than DHI and its subsidiaries), restrictions on liens and limitations prohibiting subsidiary debt at Dynegy Marketing & Trade, Dynegy Power Marketing, Inc. and Dynegy Midstream Services, Limited Partnership. Default provisions include cross payment default of Dynegy, DHI or any principal subsidiary with respect to debt or other similar obligations that exceed $100 million, cross acceleration of Dynegy, DHI or any principal subsidiary under any instrument covering debt or similar obligations that exceed $100 million and bankruptcy or receivership of Dynegy, DHI or any principal subsidiary. The new facility does not contain any defaults relating to material adverse changes in the condition of Dynegy or DHI after the closing date or to changes in Dynegy's or DHI's credit ratings. The new facility also does not contain a "term-out"

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

provision that would permit Dynegy to extend the maturity for borrowings under the facility beyond the facility's April 28, 2003 maturity date.

AVAILABLE CREDIT CAPACITY AND DEBT MATURITIES

    The following table describes our available credit capacity at quarter end:

                 AVAILABLE CREDIT CAPACITY AS OF MARCH 31, 2002

                                                                    DYNEGY
                                                         DYNEGY    HOLDINGS   ILLINOIS   NORTHERN
                                              TOTAL       INC.       INC.      POWER     NATURAL
                                             --------   --------   --------   --------   --------
                                                               ($ IN MILLIONS)
Outstanding Loans and Letters of Credit....   $1,425      $ --      $  735      $240       $450
Unused Borrowing Capacity..................    1,265       300         905        60         --
                                              ------      ----      ------      ----       ----
Total Credit Capacity......................   $2,690      $300      $1,640      $300       $450
                                              ======      ====      ======      ====       ====

    Under current market conditions, Dynegy does not have access to the commercial paper markets and has relied on bank credit facilities, operating cash flow, public equity and debt issuances and cash on hand for its short-term liquidity requirements. Sales of common stock in December 2001 and January 2002 generated aggregate net proceeds of approximately $744 million which were used to pay down approximately $540 million of indebtedness under DHI's revolving credit facility; the remainder was invested in cash. In February 2002, DHI issued $500 million of 8.75% senior notes due 2012 and used the net proceeds to pay down approximately $250 million of indebtedness under DHI's revolving credit facility; the remainder was invested in cash.

    Illinois Power Company ("IP") has a $300 million 364-day revolving credit facility that matures on May 20, 2002. IP is seeking to replace the maturing IP facility with a new facility of at least $200 million. The Company can provide no assurance that IP will be able to refinance this revolving credit facility on terms comparable to its existing facility. The existing IP revolver includes a "term-out" provision which would permit IP to convert outstanding borrowings under the current revolver to a one-year term loan in the event a new facility cannot be placed.

    In addition to the $900 million DHI facility described above and the IP facility, Dynegy Inc. has a $300 million revolving credit facility which matures in November 2002. DHI also has a $400 million revolving credit facility that matures in May 2003. Northern Natural has a $450 million 364-day revolving credit facility that matures in November 2002.

    In addition to these bank credit facilities, Dynegy has $317 million of debt maturities through the third quarter of 2002, including $200 million of DHI senior notes due July 2002 and $96 million of IP mortgage bonds also due in July 2002. Dynegy also has $42 million of debt other than bank credit facilities maturing in the fourth quarter of 2002. See Note 5 to the accompanying financial statements.

    As of May 14, 2002, the Company had committed credit lines of approximately $2.4 billion, reflecting the new DHI revolving credit facility of $900 million that replaced a $1.2 billion facility that matured in May 2002. At May 14, 2002, the Company had borrowings of approximately $1.1 billion and oustanding letters of credit of approximately $710 million under these credit facilities (of which approximately $360 million have been posted since April 25, 2002), leaving approximately $590 million of unused borrowing capacity. In addition, at May 14 the Company had cash of approximately

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

$360 million and in excess of $300 million of other highly liquid assets which is principally natural gas and crude inventories.

CREDIT RATING DISCUSSION

    Credit ratings impact the Company's ability to obtain short- and long-term financing, the cost of such financing and the execution of its commercial strategies. In determining the Company's credit ratings, the rating agencies consider a number of factors. Quantitative factors that are given significant weight include, among other things, EBITDA; operating cash flow; total debt outstanding; off balance sheet obligations and other commitments; fixed charges such as interest expense, rent or lease payments; payments to preferred stockholders; liquidity needs and availability; and various ratios calculated from these factors. Qualitative factors include, among other things, predictability of cash flows, business strategy, industry position and contingencies. Although these factors are among those considered by the rating agencies, each agency may calculate and weigh each factor differently.

    The credit ratings of Dynegy and its subsidiaries were placed under review for possible downgrade by Moody's and Standard & Poor's on April 25 and May 8, respectively, due to uncertainties regarding the sustainability of cash flow, the Enron litigation (see Note 10 to the accompanying financial statements), Dynegy's ability to access the capital markets, the cash flow treatment of Project Alpha (see Note 9 to the accompanying financial statements), allegations of market manipulation in California, the effect of these items on counterparty confidence and other matters. On April 30, 2002, Fitch clarified its position with respect to a possible downgrade to include similar concerns. In addition, as a result of the Enron bankruptcy, the credit rating agencies have refocused their attention on the credit characteristics and credit protection measures of industry participants, and in some cases appear to have tightened the standards for a given rating level.

    On April 24, 2002, Standard & Poor's lowered its credit ratings for Dynegy and its subsidiaries following a business risk evaluation of the Company's various operating segments, its overall financial profile, capital adequacy and liquidity position. On April 30, 2002, Fitch lowered its credit ratings for Dynegy and its subsidiaries due to concerns regarding the Company's financial flexibility and its ability to operate its business recognizing a difficult business and capital environment. The updated ratings are reflected in the table below.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    As of May 9, 2002, Dynegy's senior unsecured debt ratings, as assessed by the three major credit rating agencies, were as follows:

RATED ENTERPRISES                                    STANDARD & POOR'S    MOODY'S     FITCH
-----------------                                    ------------------   --------   --------
Senior Unsecured Debt Rating:
  Dynegy Holdings Inc.(1)..........................        BBB              Baa3       BBB
  Dynegy Inc.(2)...................................        BBB-             Ba1        BBB-
  Illinois Power(3)................................        BBB-             Baa3       BBB
  Illinova Corporation(4)..........................        BBB-             Ba1        BBB-
  Northern Natural(5)..............................         CC               B3         CC
Commercial Paper/Short-Term Rating:
  Dynegy Holdings Inc..............................        A-3              P-3         F3
  Dynegy Inc.......................................        A-3               NP         F3
  Illinois Power...................................        A-3              P-3         F2

--------------------------

(1) Dynegy Holdings Inc. is the primary debt financing entity for the enterprise. This entity is a subsidiary of Dynegy Inc. and is a holding company that includes substantially all of the operations of the WEN and DMS business segments and Northern Natural, which is reported in the T&D segment.

(2) Dynegy Inc. is the parent holding company. This entity generally provides financing to the enterprise through issuance of capital stock.

(3) This entity includes the Company's regulated transmission and distribution business in Illinois.

(4) Illinova Corporation is the holding company for Illinois Power and is no longer used to raise capital.

(5) Ratings have not changed since Dynegy's acquisition of Northern Natural and reflect Enron's repurchase option.

    A downgrade in Dynegy's credit ratings to below investment grade would cause a reduction in the amount of trade credit expected to be extended by Dynegy's counterparties until these ratings could be restored. The Company also anticipates that counterparties would increase their collateral demands relating to its wholesale marketing and risk-management business. Downgrades in Dynegy's credit ratings to below investment grade also would trigger the financing covenants described below under "--Financing Trigger Events." Such a downgrade also could increase the risk that the Company would be unable to refinance debt obligations as they mature and could increase the borrowing costs incurred by the Company in connection with any such refinancings. The Company's financial flexibility would likewise be reduced as a result of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers.

    Management is currently in discussions with representatives of Moody's, Standard & Poor's and Fitch. These discussions focus on the Company's business strategy, 2002 forecast, business operations and the amount and sustainability of cash flows. Dynegy cannot predict with any certainty the actions, if any, that may be taken by the rating agencies subsequent to these meetings.

FINANCING TRIGGER EVENTS

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

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

have any trigger events tied to specified credit ratings or stock price in its debt instruments and has not executed any transactions that require it to issue equity based on credit rating or other trigger events.

    The Company has two non-commercial agreements that have trigger events tied to credit ratings. At March 31, 2002, the amount of cash collateral that the Company would have to post in the event of a ratings trigger under these two agreements was $300 million. The Company's investment in Catlin Associates, LLC, described below, accounts for $270 million of the $300 million in possible cash collateralization and would be triggered only if the senior unsecured debt ratings for DHI were downgraded below investment grade by both Moody's and Standard & Poor's. The remaining $30 million relates to the Company's guarantee of certain contingent environmental obligations of West Coast Power, a 50 percent owned equity investment. This obligation would be triggered by a downgrade in DHI's credit rating to below investment grade by either Moody's or Standard & Poor's. Dynegy's credit ratings are currently under review by Moody's, Standard & Poor's and Fitch. Please see "--Credit Rating Discussion."

    In June 2000, Dynegy and Black Thunder Investors LLC ("Investor") invested in Catlin Associates, LLC ("Catlin"), an entity that is consolidated by Dynegy, with the Investor's ownership in Catlin reflected as Minority Interest in the Condensed Consolidated Balance Sheets. Dynegy invested $100 million in Catlin and the Investor invested $850 million. As a result of its investment, the Investor received a non-managing preferred interest in Catlin, which holds indirect economic interests in Dynegy's midwest generation assets. As of March 31, 2002, these assets had a net book value of approximately $3.0 billion. If DHI's senior unsecured debt is downgraded below investment grade by both Standard & Poor's and Moody's, Dynegy would be required to post cash collateral in an aggregate amount of $270 million and, within 30 days, obtain an investment grade rating for the interest held by the Investor by either Standard & Poor's or Moody's or obtain a waiver from the Investor.

    If Dynegy were unable to obtain the required rating for the interest held by the Investor or waiver, Dynegy would have the option of purchasing or refinancing the Investor's interest in Catlin. If Dynegy were to elect not to exercise this option, it could ultimately result in an election by the Investor to cause the liquidation of the underlying generation assets in an amount sufficient to redeem the Investor's interest. Given the strategic importance of these generation assets, it is likely that Dynegy would seek to refinance or purchase the Investor's interest under such circumstances. For additional information regarding Catlin, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Contingent Financial Commitments as of December 31, 2001" in the
Form 10-K.

TRADE CREDIT AND LIQUIDITY

    Following the Enron bankruptcy, there has been a general industry-wide contraction in trade credit in the wholesale energy markets. Open or unsecured credit lines generally have been reduced, and counterparties are more stringent in requiring credit support in the form of cash in advance, letters of credit or guarantees as a condition to transacting business above open credit limits. In addition, parties engaged in the wholesale marketing business, including Dynegy, are moving towards the implementation of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Dynegy believes that the trend towards such master netting agreements is a positive market development and has executed or is in the process of negotiating such agreements with a number of its trading partners. Most commercial agreements typically include "adequate assurance" provisions or specific ratings triggers. These clauses typically give

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

counterparties the right to suspend or terminate credit if the Company's credit ratings fall below investment grade.

    Dynegy's wholesale marketing and risk-management business has historically relied upon DHI's senior unsecured debt investment grade credit rating to satisfy the credit support requirements of many counterparties. Prior to April 25, 2002, Dynegy had approximately $350 million in letters of credit posted in connection with its commercial operations. Since the April 25, 2002 action by Moody's placing Dynegy's credit ratings under review for possible downgrade, Dynegy has been able to transact its wholesale marketing and risk-management business by posting an additional approximately $360 million in letters of credit to collateralize its net exposure to various counterparties. Total outstanding letters of credit as of May 14, 2002 approximate $710 million.

    In the event of a further downgrade by one or more credit rating agencies, management estimates it would require an additional $350 million to collateralize existing commercial arrangements. This $350 million of additional collateral, together with the approximately $360 million in collateral posted since April 25, represents the approximate $700 million of additional collateral previously described by management as the necessary liquidity to support the commercial business in the event of a downgrade. The financing triggers described above represent an additional $300 million of commitments, $270 million of which would be triggered only in the event of a downgrade by both agencies. At May 14, Dynegy had unused borrowing capacity of approximately $590 million, cash of approximately $360 million and in excess of $300 million of other highly liquid assets, principally natural gas and crude inventories.

    Dynegy's current liquidity position can be summarized as follows (in millions):


CAPACITY
  Bank capacity.............................................   $  590
  Cash......................................................      360
  Highly Liquid Inventory...................................      300
                                                               ------
                                                               $1,250

REQUIREMENTS IN DOUBLE DOWNGRADE EVENT
  Additional Collateral.....................................   $  350
  Financing Triggers........................................      300
                                                               ------
                                                               $  650

    Available Liquidity Remaining...........................   $  600

    Dynegy intends to manage its wholesale marketing and risk-management business in a manner consistent with its liquidity position. In the event of a downgrade, Dynegy believes it can reduce the level of short-term wholesale marketing and risk-management business activities with little impact on earnings and cash flow. However, in the event of a downgrade, longer term wholesale marketing and risk-management business activities could be affected and could have an impact on earnings in the future.

    Other factors which will impact liquidity in the near term are cash flow from operations, capital spending, the approximately $300 million in debt maturities in July 2002 and the Company's ability to execute additional capital enhancing transactions such as asset or business sales, joint ventures or financings. Based on current credit capacity and assumptions management believes to be reasonable, we

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

believe that Dynegy has sufficient liquidity and capital resources to meet its obligations even in a downgrade scenario.

LONG-TERM SUPPLY COMMITMENTS

    During the first quarter of 2002, the Company executed long-term supply contracts, including tolling arrangements. This long-term supply was acquired at a cost below that which would be incurred to build and maintain power generation facilities to provide such supply. The supply commitment increased the Company's firm capacity payments by $624 million on a discounted basis, for total capacity payments of $2.1 billion on a discounted basis at March 31, 2002. The additional future payment obligations associated with firm capacity contracts executed in the first quarter 2002 are expected to occur ratably beginning in year 2005 and beyond. These amounts include supply contracts that are reflected on the Condensed Consolidated Balance Sheets in Risk Management Assets or Risk Management Liabilities and those that are accounted for on an accrual basis, each as determined by the applicable contractual terms and in accordance with generally accepted accounting principles.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

                                 OTHER MATTERS

    ENRON/NORTHERN NATURAL. On November 9, 2001, Dynegy entered into a merger agreement with Enron. The closing of the merger was conditioned upon the accuracy of representation and warranties, approval of the shareholders of both Dynegy and Enron, the receipt of applicable regulatory approvals, the absence of material adverse changes and other customary conditions.

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

    - At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. The significant terms of the Northern Natural debt are as follows ($ in millions):


Senior Notes, 6.875% due May 2005...........................    $100
Senior Notes, 6.75% due September 2008......................     150
Senior Notes, 7.00% due June 2011...........................     250
Borrowing under Revolving Credit Agreement, 4.66% due
  November 2002.............................................     450
                                                                ----
  Total face value of Northern Natural debt.................    $950
                                                                ====

    In order to obtain a bondholder consent required in connection with the Northern Natural acquisition, DHI agreed to effect a tender offer for $100 million of senior unsecured notes of Northern Natural due in 2005. On April 26, 2002, DHI purchased $90 million of the notes pursuant to such tender offer.

    - Management believes, based on an internal analysis of Northern Natural's credit capacity, including a review of other regulated pipelines, that Northern Natural will be able to refinance the $450 million secured line of credit, and it is Northern Natural's management's current intention to do so.

    - Each share of Dynegy's Series B Preferred Stock became convertible, at the option of ChevronTexaco, for a period of two years, into shares of Dynegy Class B common stock at the conversion price of $31.64. Dynegy incurred an implied dividend as a result of this event of approximately $65 million. The intrinsic value of the conversion option given to ChevronTexaco was based on the conversion price, which was at a 5 percent discount to market. Dynegy is

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

     recognizing this dividend over the period the Series B Preferred Stock is outstanding as required by generally accepted accounting principles. Unless ChevronTexaco exercises its conversion right, Dynegy is required to redeem the Series B Preferred Stock for $1.5 billion two years from the date of issuance. The Series B Preferred Stock is not entitled to a dividend.

    On December 2, 2001, Enron filed for federal bankruptcy protection in the United States Bankruptcy Court, Southern District of New York. Enron also filed an adversary proceeding in the bankruptcy court against Dynegy and DHI seeking damages of $10 billion for wrongful termination of the merger agreement and the wrongful exercise of its option to take ownership of Northern Natural. Please refer to Note 10 to the accompanying financial statements for further discussion of this dispute.

    As previously described in the Form 10-K, as a result of Enron's bankruptcy filing Dynegy recognized in its fourth quarter 2001 financial results a pretax charge related to the Company's net exposure for commercial transactions with Enron. As of March 31, 2002, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $94 million and was calculated by setting off approximately $220 million owed from Dynegy to Enron against approximately $314 million owed from Enron to Dynegy. The global netting agreement between Dynegy and Enron as well as the valuation of the commercial transactions covered by the agreement remain subject to discussions between the parties and, if any disputes cannot be resolved by the parties, to arbitration. If the setoff rights were modified, either by agreement or arbitration, the amount available to set off against sums that might be due Enron and its subsidiaries could be reduced.

    CALIFORNIA MARKET/WEST COAST POWER. Dynegy and NRG Energy each own 50 percent of West Coast Power, a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets independently, as a wholesale marketer of gas and power. Substantially all of Dynegy's direct sales made in California represent either gas sales made under securitized arrangements or bilateral sales made to creditworthy counterparties. Through its interest in West Coast Power, Dynegy has credit exposure for past transactions to certain state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power currently sells directly to the California Department of Water Resources ("DWR") pursuant to other bilateral agreements.

    As described in Note 10 to the accompanying financial statements, on February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. The FERC recently set these complaints for evidentiary hearing. The hearing, which will be deferred until after settlement talks currently scheduled to begin on May 16, 2002, will be limited to the question whether the California market adversely affected the long-term bilateral markets to the extent that modifications to the DWR power contracts are required. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict how the FERC will respond to these complaints. The Company is vigorously defending against these complaints. Please read Note 11, "Commitments and Contingencies," to the Form 10-K and Note 10 to the accompanying financial statements for additional discussion of the Company's activities in the California power market.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At March 31, 2002, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $206 million. Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves to reflect market uncertainties.

    CHEVRONTEXACO COMMERCIAL RELATIONSHIP. In March 2002, Dynegy and ChevronTexaco executed agreements to expand their commercial relationships to include substantially all of the natural gas and domestic mixed NGLs and NGL products produced or controlled by the former Texaco. The expanded term agreements extend through August 2006. This expanded relationship increases the volume of natural gas Dynegy purchases from ChevronTexaco from approximately 1.7 Bcf/d to approximately 2.9 Bcf/d. Dynegy also provides supply and service for in excess of 1.6 Bcf/d of natural gas for the combined ChevronTexaco facilities and third-party term markets. In addition, DMS' expanded contract with ChevronTexaco includes substantially all of the U.S. NGL production of the former Texaco. Concurrent with the expanded commercial agreements, the two companies executed new security provisions that Dynegy believes are mutually beneficial. The new security agreement improves Dynegy's liquidity position by reducing its reliance upon the financial markets for surety bonds and letters of credit, while ChevronTexaco's open credit exposure is significantly reduced. Additionally, it is scaleable to include the increased volumes in any pricing environment and provides cost savings to Dynegy. Such provisions involve replacement of historic credit support arrangements with a perfected security interest in a portion of Dynegy's domestic natural gas receivables. Dynegy has the option to revert back to historic credit support arrangements, which included the issuance of surety bonds and/or letters of credit.

    RECENT ACCOUNTING PRONOUNCEMENTS. Several recently issued accounting pronouncements have been adopted or will be adopted within the next year by the Company. See Note 2 to the accompanying financial statements for a discussion of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement
No. 143"), Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144") and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement No. 145").

    In addition, we currently have interests in joint ventures, equity investors and financing arrangements that existing accounting guidance precludes us from consolidating. In the wake of the Enron Corp. ("Enron") bankruptcy, accounting standard setters, including the SEC and FASB, are evaluating the existing accounting and disclosure rules and requirements. One area that has received a high level of scrutiny is the accounting rules related to consolidations, specifically those that address special purpose entities. Standard setting bodies and regulators are currently evaluating the consolidation rules to determine whether the existing accounting framework should change. There is a risk that existing standards will change, particularly in light of the events of 2001, and that these

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

changes could result in the consolidation in the Company's financial statements of entities that it does not currently consolidate.

    COMMITMENTS AND CONTINGENCIES. See Note 10 to the accompanying financial statements for a discussion of the Company's Commitments and Contingencies.

    DIVIDEND POLICY. Dynegy intends to pay a quarterly dividend of $0.075 per share of common stock, subject to declaration by the Board of Directors of the Company and the availability of funds legally available therefor. During the three-month periods ended March 31, 2002 and 2001, the Company paid approximately $28 million and $25 million in cash dividends, respectively, on common stock.

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

                             ACCOUNTING METHODOLOGY

    The Company has identified three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the portrayal of Dynegy's financial position and results of operations. These policies include the accounting for long-lived assets, the evaluation of counterparty credit and other similar risks and revenue recognition. See Note 3 to the Form 10-K for a discussion of the process surrounding the evaluation of counterparty credit and other similar risks. For disclosure on the Company's accounting for long-lived assets and revenue recognition, refer to Note 2 to the Form 10-K. Accounting methodology and application of accounting methodologies is more fully described in the Form 10-K.

              ENTERPRISE RISK MANAGEMENT, VALUATION AND MONITORING

    MARKET RISK. The Company is exposed to commodity price variability related to its natural gas, NGLs, crude oil, electricity and coal businesses. In addition, fuel requirements at its power generation, gas processing and fractionation facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, Dynegy routinely utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

    - Manage and hedge its fixed-price purchase and sales commitments;

    - Provide fixed-price commitments as a service to its customers and suppliers;

    - Reduce its exposure to the volatility of cash market prices;

    - Protect its investment in storage inventories; and

    - Hedge fuel requirements.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    The potential for changes in the market value of Dynegy's commodity, interest rate and currency portfolios is referred to as "market risk." A description of each market risk category is set forth below:

    - Commodity price risks result from exposures to changes in spot rates, forward prices and volatilities in commodities, such as electricity, natural gas, coal, NGLs, crude oil and other similar products;

    - Interest rate risks primarily result from exposures to changes in the level, slope and curvature of the yield curve and the volatility of interest rates; and

    - Currency rate risks result from exposures to changes in spot rates, forward rates and volatilities in currency rates.

    Dynegy seeks to manage these market risks through diversification, controlling position sizes and executing hedging strategies. The ability to manage an exposure may, however, be limited by adverse changes in market liquidity or other factors.

    VALUATION CRITERIA AND MANAGEMENT ESTIMATES. As more fully described in the Form 10-K, Dynegy utilizes a fair value accounting model for certain aspects of its operations as required by generally accepted accounting principles. The net gains or losses resulting from the revaluation of these contracts during the period are recognized currently in the Company's results of operations. For financial reporting purposes, assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short- or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statement of operations. Transactions that have been realized and settled are reflected gross in revenues and cost of sales.

    Dynegy estimates the fair value of its marketing portfolio using a liquidation value approach assuming normal liquidity. The estimated fair value of the portfolio is computed by multiplying all existing positions in the portfolio by estimated mid-market prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market risks.

    Dynegy's forward price curves are derived by modeling a combined cycle gas facility as a "spark spread" in the calculation of required cost of capital returns. This assumption is based on the premise that a portfolio manager would be indifferent to holding these two assets, and is reflective of how Dynegy manages its own portfolio of physical and financial positions. Dynegy's modeling methodology has been consistently applied during the quarter ended March 31, 2002 and the three years in the period ended December 31, 2001. Dynegy's proprietary models compute forward prices over a time horizon based on the following set of inputs:

           MARKET INFORMATION                     GENERATING FACILITY INFORMATION
      Natural Gas Location Prices                         Inflation Rates
 Natural Gas Location Market Volatility            Capital and Operational Costs
    Natural Gas Volatility Forecast                    Economic Growth Rates
        Power Volatility Factors                 Impact of Temperature and Altitude
                                                   Local Taxes and Environmental
  Monthly On and Off Peak Curve Shapes                      Restriction
    Regional Correlation Assessments                  Industry Cost of Capital
         Supply/Demand Balance

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    Dynegy's enterprise-wide risk department, led by Dynegy's Chief Risk Officer, independently verifies the outputs from the Company's proprietary pricing models. This department routinely applies a mathematical model approach to independently assess forward price curves. This methodology derives forward energy prices from assumptions about the random factors driving energy prices and other key variables such as the long-term price and mean reversion rate. This method is consistent with market observable forward prices and volatilities. The method models the evolution of the entire forward curve conditioned on the initial forward curve. Material differences, if any, between the forward curves developed from Dynegy's proprietary systems and the mathematical model are reviewed, assessed and, if deemed necessary by the Chief Risk Officer and Controller, adjusted in determining the reported fair value of the marketing portfolio.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    RISK-MANAGEMENT ASSET AND LIABILITY DISCLOSURES. The following tables depict the mark-to-market value and cash flow components of the Company's net risk-management assets and liabilities at March 31, 2002:

              NET RISK-MANAGEMENT ASSET AND LIABILITY DISCLOSURES

                                                      TOTAL     2002(2)      2003       2004       2005       2006     THEREAFTER
                                                     --------   --------   --------   --------   --------   --------   ----------
                                                                                   ($ IN MILLIONS)
Mark-to-Market Value of Risk-Management Assets and
  Liabilities(1)...................................    $553       $(7)       $132       $61        $(12)      $41         $338

--------------------------

(1) The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges, which are included in other comprehensive income (a component of Stockholders' Equity). The net risk-management assets of $622 million on the Condensed Consolidated Balance Sheets include the $553 million herein as well as emission allowance credits, other comprehensive income balances and other non-trading amounts.

(2) Amounts represent April 1 to December 31, 2002 values.

              NET RISK-MANAGEMENT ASSET AND LIABILITY DISCLOSURES

                                                3-MONTHS      9-MONTHS
                                                  ENDED        ENDED
                                                MARCH 31,   DECEMBER 31,
                                                  2002          2002         2003       2004       2005       2006     THEREAFTER
                                                ---------   ------------   --------   --------   --------   --------   ----------
                                                                                 ($ IN MILLIONS)
Cash Flow of Risk-Management Assets and
  Liabilities(1)..............................    $270           $6          $143       $76         $2        $67         $962

--------------------------

(1) The cash flow value reflects realized cash flows for the first quarter 2002 and anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position and have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges, which are included in other comprehensive income (a component of Stockholders' Equity).

    Changes in the March 31, 2002 net risk management assets and liabilities and the associated cash flows from December 31, 2001 were primarily driven by the following factors:

    - Cash realization of existing contracts during the first quarter of 2002;

    - Extension of the timing of hedged storage withdrawals from 2002 to 2003 and beyond as a result of market opportunities;

    - Incremental natural gas and power transactions, which in some instances, result in negative cash flows in 2002 and positive cash flows in future periods; and

    - Long-term power supply agreements representing approximately 60 percent of the "Thereafter" column in the tables above.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    The following table provides an assessment of the factors impacting the change in net value of the risk-management asset and liability accounts during the quarter ended March 31, 2002 ($ in millions).

Fair value of portfolio at January 1, 2002..................  $ 712
Gains (losses) recognized through the income statement in
  the period, net(1)........................................    204
Cash received related to contracts settled during the
  period, net...............................................   (293)
Changes in fair value as a result of a change in valuation
  technique(2)..............................................     --
Other changes in fair value, net............................     (1)
                                                              -----
Fair value of portfolio at March 31, 2002...................  $ 622
                                                              =====

------------------------

(1) This amount includes approximately $133 million which represents management's estimate of the initial value of new contracts entered into in the first quarter 2002.

(2) Dynegy's modeling methodology has been consistently applied period over period.

    The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above. Approximately 55 percent of Dynegy's net risk-management asset value at March 31, 2002 was determined by market quotations or validation against industry posted prices.

                     NET FAIR VALUE OF MARKETING PORTFOLIO

                                                        TOTAL     2002(1)      2003       2004       2005       2006      BEYOND
                                                       --------   --------   --------   --------   --------   --------   --------
                                                                                    ($ IN MILLIONS)
Market Quotations(2).................................    $ 52       $(7)       $78        $ 7        $(82)      $(29)      $ 85
                                                         ====       ===        ===        ===        ====       ====       ====

Other External Sources(3)............................    $250       $--        $62        $61        $ 70       $ 57       $ --
                                                         ====       ===        ===        ===        ====       ====       ====

Prices Based on Models(4)............................    $251       $--        $(8)       $(7)       $ --       $ 13       $253
                                                         ====       ===        ===        ===        ====       ====       ====

--------------------------

(1) Amounts represent April 1 to December 31, 2002 values.

(2) Prices obtained from actively traded, liquid markets.

(3) Mid-term prices validated against industry posted prices.

(4) See discussion of the Company's use of long-term models in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
    section in the Form 10-K.

    VALUE AT RISK ("VAR"). In addition to applying business judgment, senior management uses a number of quantitative tools to manage the Company's exposure to market risk. These tools include:

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

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

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

    In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in one hundred statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. The Company has also disclosed an average VaR for the quarters ended March 31, 2002 and December 31, 2001 in order to provide context around the one-day amounts.

    The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio:

                 DAILY AND AVERAGE VAR FOR MARKETING PORTFOLIO

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
One Day VaR--95% Confidence Level...........................     $26           $18
                                                                 ===           ===

One Day VaR--99% Confidence Level...........................     $37           $26
                                                                 ===           ===

Average VaR for the Year-to-Date Period--95% Confidence
  Level.....................................................     $15           $12
                                                                 ===           ===

    The increase in VaR from December 31, 2001 is due primarily to increases in volatility and the long-term origination transactions executed in the period.

    CREDIT RISK. Credit risk represents the loss that the Company would incur if a counterparty fails to perform under its contractual obligations. To reduce the Company's credit exposure, the Company seeks to enter into netting agreements with counterparties that permit Dynegy to offset receivables and payables with such counterparties. Dynegy attempts to further reduce credit risk with certain

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

counterparties by entering into agreements that enable the Company to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. The Company may, at times, use credit derivatives or other structures and techniques to provide for third-party guarantees of the Company's counterparties' obligations.

    Dynegy's industry typically operates under negotiated credit lines for physical delivery contracts. Dynegy's Credit Department, based on guidelines set by Dynegy's Credit Policy Committee, establishes Dynegy's counterparty credit limits. For collateralized transactions, the Company also evaluates potential exposure over a shorter collection period and gives effect to the value of collateral received. The Company further seeks to measure credit exposure through the use of scenario analyses and other quantitative tools. Dynegy's credit management systems monitor current and potential credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates.

    The following table displays the value of Dynegy's marketing portfolio, inclusive of hedging activities, at March 31, 2002:

                                                                         BELOW
                                                                       INVESTMENT
                                                        INVESTMENT    GRADE CREDIT
                                                       GRADE CREDIT    QUALITY OR
                                                         QUALITY        UNRATED       TOTAL
                                                       ------------   ------------   --------
                                                                  ($ IN MILLIONS)
Utilities and power generators.......................        773              8         781
Financial institutions...............................       (296)            (3)       (299)
Oil and gas producers................................       (215)            92        (123)
Commercial and industrial companies..................        296             42         338
Other................................................         16             (1)         15
                                                           -----          -----       -----
Value of portfolio before reserves...................        574            138         712
                                                           =====          =====
Credit and market reserves...........................                                  (159)
                                                                                      -----
                                                                                        553
Other(1).............................................                                    69
                                                                                      -----
Net risk-management assets(2)........................                                 $ 622
                                                                                      =====

------------------------

(1) Amount represents emission allowance credits, other comprehensive income balances and other non-trading amounts.

(2) Represents amounts included in "Current Assets-Assets from Risk Management Activities", "Other Assets--Assets from Risk-Management Activities", "Current Liabilities--Liabilities from Risk-Management Activities", and "Other Liabilities--Liabilities from Risk-Management Activities" on the Condensed Consolidated Balance Sheet.

    INTEREST RATE RISK. Interest rate risk results from variable rate financial obligations and from providing risk-management services to customers, since changing interest rates impact the discounted value of future cash flows used to value risk-management assets and liabilities. Management continually monitors its exposure to fluctuations in interest rates and may execute swaps or other financial instruments to hedge and mitigate this exposure.

    MARKETING PORTFOLIO. The following table sets forth the daily and average VaR associated with the interest rate component of the marketing portfolio. Dynegy seeks to manage its interest rate exposure

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of March 31, 2002 and December 31, 2001 and are reflected in the table below.

       DAILY AND AVERAGE VAR ON INTEREST COMPONENT OF MARKETING PORTFOLIO

                                                            AT MARCH 31,   AT DECEMBER 31,
                                                                2002            2001
                                                            ------------   ---------------
                                                                   ($ IN MILLIONS)
One Day VaR--95% Confidence Level.........................      $0.7            $1.6
                                                                ====            ====

Average VaR for the Year-to-Date Period--95% Confidence
  Level...................................................      $0.5            $1.6
                                                                ====            ====

    VARIABLE RATE FINANCIAL OBLIGATIONS. Based on sensitivity analysis as of March 31, 2002, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or (lower)) over the twelve months ended March 31, 2003 would (increase) decrease income before taxes by approximately $17 million. Hedging instruments executed to mitigate such interest rate exposure are included in the sensitivity analysis.

    FOREIGN CURRENCY EXCHANGE RATE RISK. Foreign currency risk arises from the Company's investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of risk management transactions with customers in countries outside the U.S. Management continually monitors its exposure to fluctuations in foreign currency exchange rates. When possible, contracts are denominated in or indexed to the U.S. dollar, or such risk may be hedged through debt denominated in the foreign currency or through financial contracts. At March 31, 2002, the Company's primary foreign currency exchange rate exposures were the United Kingdom Pound, Canadian Dollar, European Euro and Norwegian Kroner.

    The following table sets forth the daily and average foreign currency exchange VaR. Hedging instruments executed to mitigate such foreign currency exchange exposure are included in the VaR as of March 31, 2002 and December 31, 2001 reflected in the table below.

                DAILY AND AVERAGE FOREIGN CURRENCY EXCHANGE VAR

                                                            AT MARCH 31,   AT DECEMBER 31,
                                                                2002            2001
                                                            ------------   ---------------
                                                                   ($ IN MILLIONS)
One Day VaR--95% Confidence Level.........................      $0.1            $0.6
                                                                ====            ====

Average VaR for the Year-to-Date Period--95% Confidence
  Level...................................................      $0.5            $1.1
                                                                ====            ====

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

DERIVATIVE CONTRACTS

    The absolute notional financial contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows:

                       ABSOLUTE NOTIONAL CONTRACT AMOUNTS

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Natural Gas (Trillion Cubic Feet)...........................    16.108        11.936
Electricity (Million Megawatt Hours)........................   101.492        77.997
Natural Gas Liquids (Million Barrels).......................    14.125         5.655
Weather Derivatives (in thousands of $/Degree Day)..........   $   148       $   190
Coal (Millions of Tons).....................................       4.0          18.5
Variable Rate Financial Obligation Interest Rate Swaps (in
  millions of U.S. dollars).................................   $ 2,000       $    --
Weighted Average Fixed Interest Rate Paid (Percent).........     2.754            --
Fair Value Hedge Interest Rate Swaps (in millions of U.S.
  Dollars)..................................................   $   331       $   206
Fixed Interest Rate Received on Swaps (Percent).............     5.298         5.284
Interest Rate Risk-Management Contract......................   $   331       $   206
Fixed Interest Rate Paid (Percent)..........................     5.322         5.310
U.K. Pound Sterling (in millions of U.S. Dollars)...........   $   941       $   906
Average U.K. Pound Sterling Contract Rate (in U.S.
  Dollars)..................................................   $1.4133       $1.4233
Euro Dollars (in millions of U.S. Dollars)..................   $    29       $    18
Average Euro Dollar Contract Rate (in U.S. Dollars).........   $0.8629       $0.8863
Canadian Dollar (in millions of U.S. Dollars)...............   $ 1,326       $ 1,395
Average Canadian Dollar Contract Rate (in U.S. Dollars).....   $0.6389       $0.6435

                             RESULTS OF OPERATIONS

    Provided below are a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three-month periods ended March 31, 2002 and 2001.

THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

    For the quarter ended March 31, 2002, Dynegy recorded a net loss of $140 million or $(0.41) per diluted share, compared with first quarter 2001 net income of $139 million or $0.41 per diluted share. Recurring net income, excluding non-recurring after tax charges of $313 million, was $173 million or $0.41 per diluted share for the quarter ended March 31, 2002, compared with first quarter 2001 recurring net income of $137 million or $0.41 per diluted share. The first quarter 2002 recurring net income excludes non-recurring charges related to goodwill and other asset impairment in the DGC segment and a non-recurring charge associated with a volumetric commitment to deliver gas assumed with the acquisition of Northern Natural. First quarter 2002 recurring results were led by a strong performance in energy convergence operations particularly in natural gas and power marketing operations, which benefited from increased customer origination and increased volumes. In addition, first quarter 2002 results benefited from the January 31, 2002 acquisition of Northern Natural and the

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

fourth quarter 2001 acquisition of the BG Storage Limited ("BGSL") natural gas storage assets in the United Kingdom.

    As described in Note 2 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. The Company's net income and earnings per share for the three months ended March 31, 2001, exclusive of goodwill, would have been $151 million or $0.45 per diluted share.

    The reconciliation from reported net income (loss) and EPS to recurring net income and EPS, adjusted for the impact of non-recurring special charges, is as follows:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------------------
                                                                     2002                  2001
                                                              -------------------   -------------------
                                                               INCOME
                                                               (LOSS)      EPS       INCOME      EPS
                                                              --------   --------   --------   --------
                                                                 ($ IN MILLIONS, EXCEPT EPS AMOUNTS)
NET INCOME (LOSS) AND EPS, AS REPORTED......................   $(140)     $(0.41)     $139      $0.41

Impairment of communications assets(1)......................      44        0.11        --         --
Loss on gas delivery commitment(2)..........................      13        0.03        --         --
Cumulative effect of change in accounting principle(3)......     256        0.61        (2)        --
Special dividend(4).........................................      --        0.02        --         --
FAS 128 EPS calculation difference(5).......................      --        0.05        --         --
                                                               -----      ------      ----      -----
RECURRING NET INCOME AND EPS................................   $ 173      $ 0.41      $137      $0.41
                                                               =====      ======      ====      =====

------------------------

(1) The Company recognized an after-tax charge of $44 million ($64 million pre-tax) associated with certain communications assets, investments in unconsolidated affiliates and equipment. The pre-tax charge is included in Cost of Sales, Earnings (Losses) of Unconsolidated Affiliates and Other Expenses in the accompanying Condensed Consolidated Statements of Operations.

(2) The Company incurred a $13 million after-tax ($18 million pre-tax) charge associated with a commitment to deliver gas assumed in the acquisition of Northern Natural. The pre-tax charge is included in "Operating Revenues."

(3) Effective January 1, 2002, the Company adopted Statement No. 142, realizing an after-tax cumulative effect loss of approximately $256 million. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.

(4) The special dividend in 2002 relates to the conversion price embedded in the Series B Preferred Stock held by ChevronTexaco Corporation.

(5) Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires the diluted earnings per share to equal basic earnings per share when there is a net loss.

    Consolidated operating margin for the first quarter of 2002 totaled $508 million compared to $477 million for the same 2001 period, reflective of the margin associated with two months of operations from Northern Natural and improved margins in the WEN segment. WEN contributed $300 million to first quarter 2002 consolidated operating margin compared to $281 million reported in the first quarter of 2001. The Company's DMS segment contributed $63 million to first quarter 2002

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

consolidated operating margin compared to $87 million reported in the first quarter of 2001. The Company's T&D segment, which includes IP and Northern Natural, contributed $166 million to first quarter 2002 consolidated operating margin compared to $108 million reported in the first quarter of 2001. The Company's DGC segment had negative margin of $21 million and a positive margin of $1 million in the 2002 and 2001 first quarters, respectively.

    Operating income decreased $3 million quarter-to-quarter due to increased general and administrative expense and increased depreciation and amortization expense. Increased general and administration expense is reflective of the infrastructure required to support a larger and more diverse operation. Included in the first quarter 2002 general and administrative expense is approximately
$2 million of non-recurring costs associated with implementing the operating and support system for the DGC segment. Increased depreciation and amortization expense is associated with the expansion of Dynegy's depreciable asset base, primarily due to the acquisitions of Northern Natural and the BGSL natural gas storage assets.

    Impacting Dynegy's consolidated results was the Company's earnings (loss) from investment in unconsolidated affiliates, which was approximately $(11) million and $32 million in the 2002 and 2001 periods, respectively. Variances period-to-period in these results primarily reflect the impact of the impairment of $45 million of certain DGC segment investments resulting from unfavorable market conditions.

    Interest expense totaled $79 million for the three-month period ended March 31, 2002, compared to $62 million for the equivalent 2001 period. The variance is primarily attributed to higher average principal balances in the 2002 period compared to the 2001 period, in addition to slight increases in average interest rates on borrowings.

    Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $5 million in income in the quarter ended March 31, 2002 compared with $16 million in expense in the 2001 period. Variances period-to-period in these results primarily reflect the impact of more favorable foreign exchange results, increased interest income, decreased minority interest expense and the recognition of a dividend on the Series A Preferred Stock in Northern Natural in January 2002.

    The Company reported an income tax provision of $51 million for the quarter ended March 31, 2002, compared to an income tax provision of $72 million for the 2001 period. The effective rates approximated 31 percent and 34 percent in 2002 and 2001, respectively. The difference from the effective rates and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

SEGMENT DISCLOSURES

                            WHOLESALE ENERGY NETWORK

                                                                      THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                      2002                    2001
                                                              ---------------------   --------------------
                                                              ($ IN MILLIONS, EXCEPT OPERATING STATISTICS)
Operating Margin:
  Customer and Risk-Management Activities...................         $  169                 $   149
  Asset Businesses..........................................            131                     132
Equity Investments..........................................             30                      31
                                                                     ------                 -------
      SUBTOTAL--FINANCIAL CONTRIBUTION......................            330                     312

  Depreciation and Amortization.............................            (46)                    (43)
  General and Administrative Expenses.......................            (81)                    (63)
  Other Items...............................................              6                     (37)
                                                                     ------                 -------
      EARNINGS BEFORE INTEREST AND TAXES....................            209                     169
Interest Expense............................................            (29)                    (18)
                                                                     ------                 -------
      PRE-TAX EARNINGS......................................            180                     151
Income Tax Provision........................................             47                      51
                                                                     ------                 -------
      INCOME FROM OPERATIONS................................            133                     100
Cumulative Effect of Change in Accounting Principle.........             --                       2
                                                                     ------                 -------
      NET INCOME............................................         $  133                 $   102
                                                                     ======                 =======

      RECURRING NET INCOME(1)...............................         $  133                 $   100
                                                                     ======                 =======

OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d)--
    Domestic Marketing Volumes..............................            9.7                     8.4
    Canadian Marketing Volumes..............................            3.3                     2.3
    European Marketing Volumes..............................            2.2                     0.7
                                                                     ------                 -------
        Total Marketing Volumes.............................           15.2                    11.4
                                                                     ======                 =======
  Million Megawatt Hours Generated--Gross...................            9.5                    10.3

  Million Megawatt Hours Generated--Net.....................            8.5                     8.9

  North American Physical Million Megawatt Hours Sold.......          150.0                    52.0
  European Physical Million Megawatt Hours Sold.............           60.0                      --
                                                                     ------                 -------
    Total Physical Million Megawatt Hours Sold..............          210.0                    52.0
                                                                     ======                 =======

  Coal Marketing Volumes (Millions of Tons).................            8.3                     4.6

  Average Natural Gas Price--Henry Hub ($/Mmbtu)............         $ 2.34                 $  7.05

  Average On-Peak Market Power Prices
    Cinergy.................................................         $21.90                 $ 42.31
    TVA.....................................................          22.10                   42.79
    PJM.....................................................          25.14                   44.29
    Platts SP 15............................................          28.68                  224.24

------------------------------

(1) The 2001 recurring net income consists of segment reported net income adjusted for identified non-recurring items more fully described below.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

    WEN reported recurring segment net income of $133 million for the three-month period ended March 31, 2002, compared with recurring net income of $100 million in the 2001 quarter. The first quarter 2001 recurring net income excludes the $2 million cumulative effect of a change in accounting principle described in Note 4 to the Condensed Consolidated Financial Statements. Dynegy's recurring results of operations period-to-period were influenced by the following:

    - Increased customer origination during the first quarter of 2002 in both the wholesale and commercial and industrial businesses that was influenced by the absence of Enron in the market, new contracts for the acquisition of long-term power supply at competitive prices, and incremental natural gas storage contracts; contribution from the long-term power origination contracts was significant to the results for the period, accounting for approximately 20% of the Company's consolidated financial contribution;

    - Improved Canadian and European margins due to increased volumes as a result of market share gains from the prior year. There were increased power volumes in Canada due to opening of the markets to competition and Enron's absence from the market. Natural gas volumes in Europe increased due to trading activity around the BGSL natural gas storage assets in the United Kingdom;

    - Incremental ChevronTexaco natural gas volumes associated with former Texaco's equity production;

    - Favorable variances in other income and expense related to foreign exchange gain and loss and increased interest income;

    - Decreased minority interest expense; partially offset by

    - Unfavorable variances in marketing activities due to a decline in price volatility;

    - Reduced margins associated with generation as a result of lower megawatt hours generated reflecting milder weather conditions compared to the comparable prior year period primarily due to the West and market prices. The decline is partially offset as a result of price risk management activities that have mitigated the impact of decreased market prices as compared to the comparable prior year period;

    - Continued weakness in commodity prices during the first quarter of 2002, and an overall decrease in commodity prices compared to the first quarter of 2001;

    - Milder weather conditions experienced during the first quarter of 2002 compared to the first quarter of 2001;

    - Increased general and administration expenses reflecting increased capital and overhead costs required to support a larger, more diverse base of operations;

    - Increased interest expense due to higher average borrowings; and

    - Increased depreciation due principally to the depreciation of the natural gas storage assets in the United Kingdom.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    Total physical MW hours sold in the first quarter of 2002 increased to 210.0 million MW hours compared to 52.0 million MW hours in the first quarter of 2001. Total natural gas volumes sold in North America in the first quarter of 2002 totaled 13.0 billion cubic feet per day compared to 10.7 billion cubic feet per day during last year's first quarter. The increased volumes in both power and gas were a result of improved market liquidity, greater sales volumes and greater market origination. These increases were offset by decreased generation volumes, primarily in the West, as a result of milder weather conditions.

                           DYNEGY MIDSTREAM SERVICES

                                                                     THREE MONTHS ENDED MARCH 31,
                                                             --------------------------------------------
                                                                     2002                    2001
                                                             ---------------------   --------------------
                                                             ($ IN MILLIONS, EXCEPT OPERATING STATISTICS)
Operating Margin:
  Upstream.................................................         $   21                  $   54
  Downstream...............................................             42                      33
Equity Investments.........................................              4                       1
                                                                    ------                  ------
      SUBTOTAL--FINANCIAL CONTRIBUTION.....................             67                      88

  Depreciation and Amortization............................            (19)                    (19)
  General and Administrative Expenses......................            (13)                    (15)
  Other Items..............................................              2                      (6)
                                                                    ------                  ------
      EARNINGS BEFORE INTEREST AND TAXES...................             37                      48
Interest Expense...........................................            (10)                    (13)
                                                                    ------                  ------
      PRE-TAX EARNINGS.....................................             27                      35
Income Tax Provision.......................................             10                      12
                                                                    ------                  ------
      NET INCOME...........................................         $   17                  $   23
                                                                    ======                  ======

      RECURRING NET INCOME.................................         $   17                  $   23
                                                                    ======                  ======

OPERATING STATISTICS:
  Natural Gas Processing Volumes (MBbls/d):
    Field Plants...........................................           55.9                    55.6
    Straddle Plants........................................           36.2                    22.5
                                                                    ------                  ------
      Total Natural Gas Processing Volumes.................           92.1                    78.1
                                                                    ======                  ======

  Fractionation Volumes (MBbls/d)..........................          204.6                   199.1

  Natural Gas Liquids Sold (MBbls/d).......................          609.5                   640.7

  Average Commodity Prices:
    Crude Oil--Cushing ($/Bbl).............................         $20.55                  $29.01
    Natural Gas Liquids ($/Gal)............................           0.32                    0.61
    Fractionation Spread ($/MMBtu).........................           1.30                   (0.03)

THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

    DMS reported recurring net income of $17 million in the first quarter of 2002 compared with recurring net income of $23 million in the first quarter of 2001. The following influenced recurring results of operations period-to-period:

    - Lower natural gas and NGL prices resulting in a decline in processing plant margins; partially offset by,

    - Higher price realization resulting from marketing activities; and

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    - Favorable operating expense variances.

    Aggregate domestic NGL processing volumes totaled 92.1 thousand gross barrels per day in the first quarter of 2002 compared to 78.1 thousand gross barrels per day during the same period in 2001. This increase was primarily due to increased straddle volumes resulting from higher fractionation spreads compared to the first quarter of 2001. The average fractionation spread was $1.30 for the three months ended March 31, 2002, compared to negative $0.03 for the comparable 2001 period. NGL marketing volumes were lower period-over-period reflecting the impact of seasonal winter weather during the first quarter of 2001.

                         TRANSMISSION AND DISTRIBUTION

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                ($ IN MILLIONS)
Operating Margin............................................   $  166     $  108
  Depreciation..............................................      (47)       (40)
  General and Administrative Expenses.......................      (25)       (17)
  Other Items...............................................        4         21
                                                               ------     ------
      EARNINGS BEFORE INTEREST AND TAXES....................       98         72
Interest Expense............................................      (38)       (29)
                                                               ------     ------
      PRE-TAX EARNINGS......................................       60         43
Income Tax Provision........................................       24         17
                                                               ------     ------
      NET INCOME............................................   $   36     $   26
                                                               ======     ======

      RECURRING NET INCOME(1)...............................   $   49     $   26
                                                               ======     ======

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                ($ IN MILLIONS)
OPERATING STATISTICS:
  ILLINOIS POWER:
  Electric Sales in kWh (Millions)--
    Residential.............................................    1,304      1,382
    Commercial..............................................    1,023      1,077
    Industrial..............................................    2,083      2,021
    Other...................................................       93        100
                                                               ------     ------
      Total Electric Sales..................................    4,503      4,580
                                                               ======     ======

  Gas Sales in Therms (Millions)--
    Residential.............................................      153        173
    Commercial..............................................       62         74
    Industrial..............................................       18         25
    Transportation of Customer-Owned Gas....................       72         73
                                                               ------     ------
      Total Gas Delivered...................................      305        345
                                                               ======     ======

    Heating Degree Days.....................................    2,498      2,764
                                                               ======     ======

    NORTHERN NATURAL:
    Heating Degree Days.....................................    3,489        N/A
                                                               ======     ======
    Throughput (Bcf/d)......................................      3.3        N/A
                                                               ======     ======

------------------------------

(1) The 2002 recurring net income consists of segment reported net income adjusted for identified non-recurring items more fully described in the following text.

THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

    The T&D segment reported recurring net income of $49 million in the first quarter of 2002 compared to $26 million in the first quarter of 2001. The 2002 recurring net income excludes an $18 million pre-tax ($13 million after tax) charge associated with a gas delivery commitment that was assumed with the acquisition of Northern Natural. The T&D segment reflects two months of operating results from Northern Natural. The increase related to Northern Natural's results is partially offset by a decrease in IP's results associated with decreased residential and commercial volumes due to lower weather driven demand and a downturn in economic conditions.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

                          DYNEGY GLOBAL COMMUNICATIONS

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                ($ IN MILLIONS)
Operating Margin............................................   $ (21)      $  1
  Equity Losses.............................................     (45)        --
  Depreciation..............................................      (5)        (5)
  General and Administrative Expenses.......................     (20)       (20)
  Other Items...............................................      (7)         6
                                                               -----       ----
      LOSS BEFORE INTEREST AND TAXES........................     (98)       (18)
  Interest Expense..........................................      (2)        (2)
                                                               -----       ----
      PRE-TAX LOSS..........................................    (100)       (20)
  Income Tax Benefit........................................     (30)        (8)
                                                               -----       ----
NET LOSS FROM OPERATIONS....................................     (70)       (12)
Cumulative Effect of Change in Accounting Principle
  Accounting Principle......................................    (256)        --
                                                               -----       ----
      NET LOSS..............................................   $(326)      $(12)
                                                               =====       ====
      RECURRING NET LOSS(1).................................   $ (26)      $(12)
                                                               =====       ====

------------------------

(1) The 2002 recurring net loss consists of segment reported net income adjusted for identified non-recurring items more fully described in the following text.

THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

    DGC's segment recurring results reflect a $26 million quarterly loss in the three-month period ended March 31, 2002 resulting from start-up costs associated with expansion of the Company's global communications business and vendor equipment problems which delayed anticipated revenues. This compares to a $12 million quarterly loss in the three-month period ended March 31, 2001. The 2002 recurring net loss excludes the cumulative effect of change in accounting principle (see Note 2 to the accompanying financial statements) and impairment of communications assets, principally underutilized equipment and certain investments.

    Dynegy is currently assessing alternatives with respect to its telecommunications business and has publicly expressed its intention to eliminate the losses associated with this segment by the end of 2002. Continued losses through 2002 would negatively impact the Company's cash flows and earnings and could require Dynegy to record additional impairment charges related to its telecommunications assets, of which there is approximately
$300 million currently recorded in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets. In addition, if Dynegy were unable to eliminate these losses and decided to shut down or dispose of its telecommunications business, Dynegy could incur approximately $367 million in lease obligations relating to its telecommunications network. As of March 31, 2002, Dynegy also had approximately $270 million, or approximately $195 million on a discounted basis, in long-term operating commitments relating to its telecommunications business.

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

CASH FLOW DISCLOSURES

    The following table is a condensed version of the operating section of the Condensed Consolidated Statements of Cash Flows:

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                ($ IN MILLIONS)
OPERATING CASH FLOWS:
Net Income (Loss)...........................................   $(140)     $ 139
Net Non-Cash Items Included in Net Income...................     585        245
                                                               -----      -----
Operating Cash Flow Before Changes in Working Capital.......     445        384
Changes in Working Capital..................................    (152)      (119)
                                                               -----      -----
Net Cash Provided by Operating Activities...................   $ 293      $ 265
                                                               =====      =====

    OPERATING CASH FLOW. Cash flow from operating activities totaled $293 million for the three-month period ended March 31, 2002, compared to $265 million reported in the same 2001 period. The increase in operating cash flow is reflective of higher non-cash add-backs such as charges related to the cumulative effect of a change in accounting principle, depreciation and amortization, earnings and losses from unconsolidated affiliates and deferred income taxes. The cumulative effect of a change in accounting principle is a non-cash charge as a result of adopting Statement No. 142 related to the impairment of goodwill for the DGC segment. The depreciation and amortization is higher due to a larger asset base. Changes in working capital had a negative impact on operating cash flow during the first quarter of 2002 due primarily to the timing of cash inflows and outflows related to trade accounts as follows:

    - Payments during the quarter for operational and overhead costs accrued at December 31, 2001;

    - Increases in receivables associated with the sale of emission allowances at the end of the winter season and the sale of NGL liquids inventories, as well as an increase in receivables for IP resulting from cooler weather late in the quarter; and

    - The accrual of the dividend on the Series A Preferred Stock in Northern Natural in January 2002; offset by

    - The non-cash expense associated with the recognition of the gas delivery obligation assumed in the acquisition of Northern Natural.

    CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Funds used in investing activities in the first quarter of 2002 totaled $371 million. Capital expenditures of $175 million relate primarily to the construction and improvement of power generation assets and investments associated with technology infrastructure. Other investing activities of $179 million represent the cash outflows related to the cash collateralization of certain commercial synthetic lease obligations. The business acquisition cash outflows of $20 million relate to the acquisition of Northern Natural, net of cash acquired.

    Capital expenditures of $1.1 billion in the three-month period ended March 31, 2001 relate to the acquisition of the Central Hudson power generation facilities in the Northeast and to the construction of power generation assets, betterments of existing facilities related to the T&D segment and

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

investments associated with technology infrastructure. Business acquisitions for the three-month period ended March 31, 2001 included acquisition costs related to the acquisition of iaxis, Limited.

    FINANCING ACTIVITIES. Net cash provided by financing activities was $330 million during the first quarter of 2002. Dynegy received $205 million in cash proceeds relative to ChevronTexaco's January 2002 purchase of approximately 10.4 million shares of Class B common stock. Capital stock proceeds also include $21 million of cash inflow associated with cash received from senior management associated with a December 2001 private placement of equity. In March 2002, dividends of $21 million were paid to the holders of Class A common stock and $7 million was paid to the holder of Class B common stock. In March 2002, Illinova Corporation, a wholly owned subsidiary of Dynegy and the parent company of IP, consummated a tender offer pursuant to which it paid $28 million in cash for shares of IP's preferred stock. Long-term debt net proceeds from the February 2002 issuance of 8.75 percent senior notes due February 2012 were $496 million, and payments of IP's transitional funding notes totaled $22 million during the quarter. Additionally, Dynegy repaid commercial paper and borrowings under revolving credit lines for DHI and IP of $293 million.

           UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

    This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

    - Projected operating or financial results;

    - Expectations regarding capital expenditures, dividends and other payments;

    - Pending or recent acquisitions, such as the acquisitions of Northern Natural and BG Storage Limited, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;

    - Expectations regarding transaction volume and liquidity in wholesale energy markets in North America and Europe;

    - The Company's beliefs and assumptions relating to trade credit in the wholesale energy market and its liquidity position, including its ability to meet its obligations in the event of a downgrade in its credit ratings;

    - The Company's ability to execute additional capital enhancing transactions such as asset sales, joint ventures or financings to enhance its liquidity position;

    - Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in North America and Europe and anticipated business developments in such markets;

    - The Company's ability to effectively compete for market share with industry participants;

    - Beliefs about the outcome of legal and administrative proceedings, including matters involving Enron, the California power market, shareholder class action lawsuits and environmental matters as well as the investigations surrounding Project Alpha and CMS Energy trades, respectively;

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

    - The expected commencement date for commercial operations for new power plants; and

    - Demand for broadband services and related applications and the Company's strategic plans in connection therewith, including the Company's ability to effectively execute DGC's business plan, meet forecasted revenues and manage functionality and operating costs of its network.

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

    - The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, and Dynegy's financial condition, including DHI's ability to maintain its investment grade credit ratings;

    - Developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;

    - The effectiveness of Dynegy's risk-management policies and procedures and the ability of Dynegy's counterparties to satisfy their financial commitments;

    - The liquidity and competitiveness of wholesale trading markets for energy commodities, including the impact of electronic or online trading in these markets;

    - The direct or indirect effects on our business resulting from the financial difficulties of Enron, or other competitors of Dynegy, including, but not limited to, their effects on liquidity in the trading and power industry, and its effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past;

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

    - The cost of borrowing, availability of trade credit and other factor's affecting Dynegy's financing activities;

    - The direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us; and

    - Uncertainties regarding the development of, and competition within, the market for broadband services in North America and Europe, including risks relating to technologies and standards, regulation, capital costs, the timing and amount of customer demand for high bandwidth

                                  DYNEGY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

     applications and the effect of global market conditions in the telecommunications business on customers and prospective customers and equipment and service providers;

    - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including legal proceedings related to the terminated merger with Enron, the California power market, shareholder claims and environmental liabilities that may not be covered by indemnity or insurance, as well as the SEC and CFTC investigation surrounding Project Alpha and simultaneous buy and sell trades, respectively;

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

                                  DYNEGY INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Quantitative and Qualitative Disclosures About Market Risk are set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

                                  DYNEGY INC.
                           PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    See Note 10 to the accompanying financial statements for discussion of material recent developments in the Company's material legal proceedings.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

       (a)  The following instruments and documents are included as exhibits to this Form
       10-Q:

                      *10.1   Natural Gas Purchase and Sale Agreement among Chevron U.S.A.
                              Inc., Texaco Exploration and Production Inc., Texaco Natural
                              Gas Inc. and Dynegy Marketing and Trade, effective as of
                              March 1, 2002.
                       10.2   Security Agreement among Chevron U.S.A. Inc., Texaco
                              Exploration and Production Inc., Texaco Natural Gas Inc. and
                              Dynegy Marketing and Trade, effective as March 1, 2002.
       (b)  Reports on Form 8-K of Dynegy Inc. for the first quarter of 2002.

                         1.   During the quarter ended March 31, 2002, the Company filed a
                              Current Report on Form 8-K dated January 3, 2002. Items 5
                              and 7 were reported and no financial statements were filed.
                         2.   During the quarter ended March 31, 2002, the Company filed a
                              Current Report on Form 8-K dated January 31, 2002. Items 5,
                              7 and 9 were reported and no financial statements were
                              filed.
                         3.   During the quarter ended March 31, 2002, the Company filed a
                              Current Report on Form 8-K dated March 15, 2002. Items 4 and
                              7 were reported and no financial statements were filed.

------------------------

* Exhibit omits certain information that the Company has filed separately with the SEC in connection with a confidential request pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DYNEGY INC.

Date: May 15, 2002                                     By:             /s/ MICHAEL R. MOTT
                                                            -----------------------------------------
                                                                         Michael R. Mott,
                                                               SENIOR VICE PRESIDENT AND CONTROLLER
                                                              (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)