Form 10-Q
period 2002-06-30
DYNEGY INC /IL/
filed 2002-08-14
CIK 879215

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from            to

                        Commission file number: 1-15659

                               -----------------

                                  DYNEGY INC.
            (Exact name of registrant as specified in its charter)

                     Illinois                  74-2928353
                  (State or other           (I.R.S. Employer
                   jurisdiction            Identification No.)
                of incorporation or
                   organization)

                          1000 Louisiana, Suite 5800
                             Houston, Texas 77002
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 507-6400
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Common Stock, no par value per share, 272,427,169 shares outstanding as of August 12, 2002; Class B Common Stock, no par value per share, 96,891,014 shares outstanding as of August 12, 2002.

================================================================================

                                  DYNEGY INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I. FINANCIAL INFORMATION
  Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
    June 30, 2002 and December 31, 2001..................................   3
  Condensed Consolidated Statements of Operations:
    For the three months ended June 30, 2002 and 2001....................   4
  Condensed Consolidated Statements of Operations:
    For the six months ended June 30, 2002 and 2001......................   5
  Condensed Consolidated Statements of Cash Flows:
    For the six months ended June 30, 2002 and 2001......................   6
  Notes to Condensed Consolidated Financial Statements...................   7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS............................................  35

  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  76

 PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS..............................................  77

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  77

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  78

                               EXPLANATORY NOTE

   This quarterly report includes financial statements which have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X. We expect that our independent public accountant, PricewaterhouseCoopers LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X following their re-audit of our historical financial statements for the three-year period ended December 31, 2001. This three-year re-audit will address, among other items, the restatements to our historical financial statements relating to the balance sheet, statement of operations and cash flow statement impacts resulting from revisions in accounting for a structured natural gas transaction referred to as Project Alpha and a $124 million pre-tax charge relating principally to our natural gas marketing business, each as further described in Note 1 to the accompanying financial statements. In this regard, Arthur Andersen LLP, our former independent public accountant, has advised us that its audit opinion relating to 2001 should no longer be relied upon. As a result of the three-year re-audit, there may be other revisions to the Company's historical financial statements in addition to those described above, some of which may be material. Dynegy expects to file amended reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for each of the three years in the period ended December 31, 2001, as well as each quarterly period contained therein. In addition, Dynegy expects to file amended Exchange Act reports for the quarters ended March 31, 2002 and June 30, 2002. These amended reports will be filed with the SEC following the completion by PricewaterhouseCoopers LLP of the three-year re-audit and, for the quarterly periods during 2002, their subsequent review of the interim financial statements for these periods.

                                  DYNEGY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (unaudited) (in millions, except share data)

                                                                                                           June 30, December 31,
                                                                                                             2002       2001
                                                                                                           -------- ------------
                                                  ASSETS
Current Assets
Cash and cash equivalents................................................................................. $   378    $   218
Accounts receivable, net of allowance for doubtful accounts of $122 million and $107 million, respectively   3,712      3,641
Accounts receivable, affiliates...........................................................................      22         80
Inventory.................................................................................................     266        391
Assets from risk-management activities....................................................................   4,759      4,054
Prepayments and other assets..............................................................................     555      1,370
                                                                                                           -------    -------
      Total Current Assets................................................................................   9,692      9,754
                                                                                                           -------    -------
Property, Plant and Equipment.............................................................................  12,039      9,130
Accumulated depreciation..................................................................................  (1,341)      (921)
                                                                                                           -------    -------
      Property, Plant and Equipment, Net..................................................................  10,698      8,209
Other Assets
Investments in unconsolidated affiliates (Note 12)........................................................     918        950
Investment in Northern Natural Gas Company (Note 6).......................................................      --      1,501
Assets from risk-management activities....................................................................   4,493      2,332
Goodwill..................................................................................................   2,191      1,595
Other assets..............................................................................................     997        850
                                                                                                           -------    -------
      Total Assets........................................................................................ $28,989    $25,191
                                                                                                           =======    =======
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable.......................................................................................... $ 3,393    $ 3,522
Accounts payable, affiliates..............................................................................      62         40
Accrued liabilities and other.............................................................................     987      1,346
Liabilities from risk-management activities...............................................................   4,520      3,562
Notes payable and current portion of long-term debt.......................................................   1,871        402
                                                                                                           -------    -------
      Total Current Liabilities...........................................................................  10,833      8,872
                                                                                                           -------    -------
Long-Term Debt............................................................................................   4,795      3,608
Other Liabilities
Transitional funding trust notes..........................................................................     473        516
Liabilities from risk-management activities...............................................................   4,109      2,073
Deferred income taxes.....................................................................................   1,550      1,735
Other long-term liabilities...............................................................................     884        909
                                                                                                           -------    -------
      Total Liabilities...................................................................................  22,644     17,713
                                                                                                           -------    -------
Minority Interest.........................................................................................     144      1,010
Serial Preferred Securities of a Subsidiary...............................................................      11         46
Company Obligated Preferred Securities of Subsidiary Trust................................................     200        200
Series B Mandatorily Convertible Redeemable Preferred Securities..........................................   1,519      1,503
Commitments and Contingencies (Note 13)
Stockholders' Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at June 30, 2002 and December 31, 2001,
 272,058,799 and 269,984,456 shares issued and outstanding at June 30, 2002 and December 31, 2001,
 respectively.............................................................................................   2,871      2,837
Class B Common Stock, no par value, 360,000,000 shares authorized at June 30, 2002 and December 31, 2001,
 96,891,014 and 86,499,914 shares issued and outstanding at June 30, 2002 and December 31, 2001,
 respectively.............................................................................................   1,006        801
Subscriptions receivable..................................................................................      (4)       (25)
Accumulated other comprehensive loss, net of tax..........................................................     (15)       (35)
Retained earnings.........................................................................................     681      1,212
Treasury stock, at cost, 1,679,183 shares at June 30, 2002 and 1,766,800 shares at December 31, 2001......     (68)       (71)
                                                                                                           -------    -------
Total Stockholders' Equity................................................................................   4,471      4,719
                                                                                                           -------    -------
      Total Liabilities and Stockholders' Equity.......................................................... $28,989    $25,191
                                                                                                           =======    =======


 See the Explanatory Note on the Table of Contents and the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited) (in millions, except per share data)

                                                                     Three Months Ended
                                                                         June 30,
                                                                     ----------------
                                                                       2002      2001
                                                                     -------   -------
Revenues............................................................ $ 9,906   $10,812
Cost of sales.......................................................   9,604    10,375
Depreciation and amortization.......................................     141       113
Impairment and other charges (Note 5)...............................     323        --
General and administrative expenses.................................     109       126
                                                                     -------   -------
   Operating income (loss)..........................................    (271)      198
Earnings (losses) from unconsolidated investments (Notes 5 and 12)..      (7)       78
Other income (Note 5)...............................................      64        26
Interest expense....................................................     (83)      (68)
Other expenses (Note 5).............................................    (194)       --
Minority interest expense...........................................     (10)      (20)
Accumulated distributions associated with trust preferred securities      (4)       (6)
                                                                     -------   -------
Income (loss) before income taxes...................................    (505)      208
Income tax provision (benefit)......................................    (177)       62
                                                                     -------   -------
Net Income (Loss)................................................... $  (328)  $   146
                                                                     =======   =======
Net Income (Loss) Per Share:
Net income (loss)................................................... $  (328)  $   146
Less: preferred stock dividends.....................................       8        --
                                                                     -------   -------
Net income (loss) applicable to common stockholders................. $  (336)  $   146
                                                                     =======   =======
Basic earnings (loss) per share..................................... $ (0.92)  $  0.45
                                                                     =======   =======
Diluted earnings (loss) per share (Note 10)......................... $ (0.92)  $  0.43
                                                                     =======   =======
Basic shares outstanding............................................     366       326
                                                                     =======   =======
Diluted shares outstanding..........................................     417       339
                                                                     =======   =======

 See the Explanatory Note on the Table of Contents and the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

               (unaudited) (in millions, except per share data)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         ----------------
                                                                           2002     2001
                                                                         -------  -------
Revenues................................................................ $18,558  $24,980
Cost of sales...........................................................  17,748   24,066
Depreciation and amortization...........................................     258      220
Impairment and other charges (Note 5)...................................     323       --
General and administrative expenses.....................................     248      241
                                                                         -------  -------
   Operating income (loss)..............................................     (19)     453
Earnings (losses) from unconsolidated investments (Notes 5 and 12)......     (18)     110
Other income (Note 5)...................................................     100       79
Interest expense........................................................    (162)    (130)
Other expenses (Note 5).................................................    (211)     (53)
Minority interest expense...............................................     (20)     (30)
Accumulated distributions associated with trust preferred securities....      (8)     (12)
                                                                         -------  -------
Income (loss) before income taxes and change in accounting principle....    (338)     417
Income tax provision (benefit)..........................................    (126)     134
                                                                         -------  -------
Income (loss) from operations...........................................    (212)     283
Cumulative effect of change in accounting principle, net (Notes 4 and 7)    (256)       2
                                                                         -------  -------
Net Income (Loss)....................................................... $  (468) $   285
                                                                         =======  =======
Net Income (Loss) Per Share:
Net income (loss)....................................................... $  (468) $   285
Less: preferred stock dividends.........................................      16       --
                                                                         -------  -------
Net income (loss) applicable to common stockholders..................... $  (484) $   285
                                                                         =======  =======
Basic earnings (loss) per share......................................... $ (1.33) $  0.88
                                                                         =======  =======
Diluted earnings (loss) per share (Note 10)............................. $ (1.33) $  0.84
                                                                         =======  =======
Basic shares outstanding................................................     364      325
                                                                         =======  =======
Diluted shares outstanding..............................................     416      338
                                                                         =======  =======

 See the Explanatory Note on the Table of Contents and the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Interim Periods Ended June 30, 2002 and 2001
                           (unaudited) (in millions)

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                                 --------------
                                                                                  2002    2001
                                                                                 -----  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................... $(468) $   285
Items not affecting cash flows from operating activities:
   Depreciation and amortization................................................   258      216
   Impairment and other charges.................................................   286       --
   (Earnings) losses from unconsolidated investments, net of cash distributions.    65      (88)
   Risk-management activities...................................................    98      244
   Deferred income taxes........................................................  (134)      73
   Cumulative effect of change in accounting principle..........................   256       (2)
   Gas marketing charge (Note 5)................................................   124       --
   Other........................................................................    44       (3)
                                                                                 -----  -------
Operating cash flows before changes in working capital..........................   529      725
Change in working capital:
   Accounts receivable..........................................................    19      846
   Inventory....................................................................   (20)      13
   Prepayments and other assets.................................................    (2)    (170)
   Accounts payable and accrued liabilities.....................................  (126)    (973)
   Other, net...................................................................   (25)     (70)
                                                                                 -----  -------
Net cash provided by operating activities.......................................   375      371
                                                                                 -----  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................  (575)  (1,358)
Investments in unconsolidated affiliates........................................   (12)     (37)
Business acquisitions, net of cash acquired.....................................   (20)     (20)
Proceeds from asset sales.......................................................    10      996
Other investing, net............................................................    --     (158)
                                                                                 -----  -------
Net cash used in investing activities...........................................  (597)    (577)
                                                                                 -----  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings..........................................   496      683
Repayments of long-term borrowings..............................................  (188)    (230)
Net proceeds from short-term borrowings.........................................   245       --
Net cash flow from commercial paper and revolving lines of credit...............  (233)       4
Proceeds from sale of capital stock, options and warrants.......................   236       63
Purchase of serial preferred securities of a subsidiary.........................   (28)      --
Purchase of treasury stock......................................................    (1)     (13)
Dividends and other distributions, net..........................................   (55)     (49)
Other financing, net............................................................   (55)     186
                                                                                 -----  -------
Net cash provided by financing activities.......................................   417      644
                                                                                 -----  -------
Effect of exchange rate changes on cash.........................................   (35)      (7)
Net increase in cash and cash equivalents.......................................   160      431
Cash and cash equivalents, beginning of period..................................   218       86
                                                                                 -----  -------
Cash and cash equivalents, end of period........................................ $ 378  $   517
                                                                                 =====  =======

 See the Explanatory Note on the Table of Contents and the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2002 and 2001

Note 1--Restatements

   As a result of certain events, which are described below, Dynegy Inc. ("Dynegy" or the "Company") engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") to re-audit its 1999 through 2001 consolidated financial statements. Following completion of these re-audits, Dynegy intends to file amended reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for each of the three years in the period ended December 31, 2001, as well as each quarterly period contained therein. In addition, Dynegy will file amended Exchange Act reports for the quarters ended March 31, 2002 and June 30, 2002 following completion of PricewaterhouseCoopers' subsequent review of the interim financial statements for these periods. As a result of these re-audits and reviews, there may be revisions to the financial statements contained in the above-referenced reports, including this quarterly report, which are in addition to the known revisions described below, some of which could be material. The Company expects that the re-audit of its 1999 through 2001 consolidated financial statements will take at least the remainder of the year to complete.

   Dynegy entered into a structured natural gas transaction known as Project Alpha in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Form 8-K") Dynegy decided, after consultation with the Staff of the SEC, to present the cash flow associated with the related gas supply contract as a financing activity in its Consolidated Statements of Cash Flows for 2001. Following the disclosure in the Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of $300 million in cash flow from operations to cash flow from financing lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed. Additionally, as a result of further discussions with representatives of the SEC Division of Enforcement, Dynegy will include in its restatement of its 2001 and 2002 financial statements the consolidation of ABG Gas Supply LLC, one of the special purpose entities sponsored by Dynegy in the transaction.

   The impact of Project Alpha restatement items on Dynegy's financial statements are expected to be as follows:

  . Previously reported operating cash flow for the year ended December 31, 2001 will be reduced by approximately $300 million with a corresponding increase to financing cash flow;

  . Previously reported operating cash flow for the six-month period ended June 30, 2001 will be reduced from $371 million reported herein to approximately $263 million, with a corresponding increase in financing cash flow from the $644 million reported herein to approximately $752 million;

  . Retained earnings at December 31, 2001 will be reduced by approximately $79 million in relation to the balances previously reported by the Company;

  . Previously reported net income for the three-month period ended June 30, 2001 of $146 million, or $0.43 per diluted share, will be reduced to approximately $119 million and $0.35 per diluted share, respectively;

  . Previously reported net income for the six-month period ended June 30, 2001 of $285 million, or $0.84 per diluted share, will be reduced to approximately $258 million and $0.76 per diluted share, respectively;

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001



  . Reported balance sheets for each Exchange Act reporting period in 2001 (beginning with June 30, 2001) will reflect a reclassification of approximately $300 million from either Minority Interest or Liabilities from Risk-Management Activities (or a combination of the two) to debt, depending on the specific reporting period; and

  . Reported balance sheets for each Exchange Act reporting period in 2002 will reflect a reclassification of approximately $300 million from Liabilities from Risk-Management Activities to debt.

The Company's Condensed Consolidated Statements of Cash Flows for 2002 reflect (and in all future Exchange Act filings will reflect) the cash flow associated with the related gas supply contract as financing cash flow rather than operating cash flow.

   Andersen, Dynegy's former independent public accountant, has advised that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha. The balance sheets, statements of operations and cash flow statements for periods ended in 2001 and 2002 to date contained in Dynegy's Exchange Act reports have not been adjusted to reflect the impacts of the restatements relating to Project Alpha. These changes will be reflected in the amended Exchange Act reports once the re-audits and reviews are completed by PricewaterhouseCoopers.

   Please see Note 13 below for a description of the ongoing investigations by the SEC and U.S. Attorney relating to Project Alpha. Note 13 also includes a description of related shareholder litigation.

   In addition to financial statement activities relating to Project Alpha, Dynegy recognized a pre-tax charge in Other Income and Other Expenses of approximately $124 million ($80 million after-tax) in the second quarter 2002 related principally to a balance sheet reconciliation project undertaken by the Company at the beginning of 2002. The charge largely relates to the Company's natural gas marketing business and is believed to have accumulated over a number of years. As a result of the charge and the current inability of the Company to allocate this charge to specific accounting periods, the Company decided to extend the re-audits of its financial statements to each of the three years in the period ended December 31, 2001, as described in the first paragraph above. If necessary, the Company will correct prior period financial statements based on the results of these re-audits.

   Dynegy expects that one of the issues to be addressed in the re-audits is hedge accounting under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("Statement No. 133"). Please see Note 7 for further discussion.

Note 2--Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC, except as provided in the Explanatory Note on the Table of Contents. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K"), as filed with the SEC.

   The financial statements include all material adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, except for the specific items described in Note 1. Interim period results are not necessarily indicative of the results for the full year. The preparation of the

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

Note 3--Liquidity and Industry Conditions

   During 2002, a number of events negatively impacted Dynegy as well as the merchant energy industry in general. These events have resulted in downgrades in the Company's credit ratings to non-investment grade by each of the major rating agencies and a reduction in available liquidity resulting from a combination of lower than expected cash flow from operations, reduced access to sources of capital and increased collateralization of its trading and commercial obligations. The credit ratings downgrades have limited and will likely continue to limit significantly the Company's ability to refinance its debt obligations and to access the capital markets and will likely increase the borrowing costs incurred by the Company in connection with any refinancing activities. The Company's financial and operating flexibility is likely to be similarly reduced as a result of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers. The Company has significant debt maturities over the next 12 months, which are further described in Note 9 below. Additionally, the increased collateralization of the Company's trading and commercial obligations has decreased capital otherwise available to satisfy the Company's debt service, debt maturities and other obligations.

   In response to these events, on June 24, 2002 Dynegy announced a $2 billion capital plan designed to enhance liquidity and reduce debt. Pursuant to this capital plan, Dynegy negotiated the elimination of $301 million in credit ratings triggers relating to its financings and completed several interim financings. On July 28, 2002, Dynegy entered into an agreement to sell Northern Natural Gas Company ("Northern Natural") to MidAmerican Energy Holdings Company ("MidAmerican") for $928 million in cash, subject to adjustment for working capital changes.

   The closing of the Northern Natural sale and the execution of the remaining elements of the Company's capital plan are expected to provide sufficient near-term liquidity for the Company. The Northern Natural sale is expected to close in August 2002 and is subject to customary closing conditions, including expiration of the Hart-Scott-Rodino waiting period, and the continuation of certain transition services to Northern Natural. The remaining elements of the capital plan are subject to a number of risks including factors beyond the Company's control. These factors include, among others, market conditions for asset sales, the timeliness and ability to obtain required regulatory approvals, ongoing investigations and litigation, and the effect of commodity prices and continued contraction in the markets in which the Company operates, which may negatively impact its operating cash flow. The Company also must seek to rationalize its customer and risk-management business either through the formation of a joint venture or an alternative strategy that would reduce Dynegy's capital commitments to this business.

   As is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's liquidity will be improved by the closing of the Northern Natural sale. Dynegy has no significant maturities prior to November 2002 and believes that its current liquidity will be sufficient to meet the collateral requirements of its business through the expected closing of the Northern Natural sale. However, a delay in the closing of the Northern Natural sale or other adverse developments affecting the Company's liquidity could materially adversely affect Dynegy's financial condition. If Dynegy is unable to

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

complete the Northern Natural sale in the near term or other elements of its strategy prior to the second quarter 2003, it may be forced to consider other strategic alternatives or a possible reorganization under the protection of bankruptcy laws.

   The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business, which in turn is dependent upon the Company's ability to consummate the Northern Natural sale and successfully execute its capital plan as well as the performance of the Company's operations for the foreseeable future. Management believes that actions presently being taken relative to the Company's capital plan and other strategic alternatives should enable the Company to meet its obligations in a manner consistent with this accounting treatment.

Note 4--Changes in Accounting Principles

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinues goodwill amortization over its estimated useful life and provides that goodwill is subject to at least an annual fair-value based impairment test. The Company adopted Statement No. 142 effective January 1, 2002. The changes in the carrying amount of goodwill for each of Dynegy's reportable business segments for the six-month period ended June 30, 2002 are as follows (in millions):

                                          Wholesale  Dynegy   Transmission     Dynegy
                                           Energy   Midstream      &           Global
                                           Network  Services  Distribution Communications  Total
                                          --------- --------- ------------ -------------- ------
Balances as of January 1, 2002...........   $935       $16       $  388        $ 256      $1,595
Cumulative effect of change in accounting
  principle..............................     --        --           --         (256)       (256)
Goodwill acquired during the period......     --        --          887           --         887
Purchase price adjustments...............     (7)       --          (28)          --         (35)
                                            ----       ---       ------        -----      ------
Balances as of June 30, 2002.............   $928       $16       $1,247        $  --      $2,191
                                            ====       ===       ======        =====      ======

   The Company recognized a $256 million charge in the first quarter 2002 related to its Dynegy Global Communications ("DGC") segment in accordance with Statement No. 142 and reflected such charge as a cumulative effect of change in accounting principle. The fair value of that reporting segment was estimated using the expected present value of future cash flows. The value was negatively impacted by continued weakness in the telecommunications and broadband markets.
 Goodwill acquired during the period relates to the acquisition of Northern Natural, the previously announced sale of which is further described in Note 6 below. The purchase price adjustments relate to the United Kingdom natural gas storage assets purchased in late 2001 and to the acquisition of Northern Natural in early 2002.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   The following table sets forth what Dynegy's net income and earnings per share ("EPS") would have been in the three- and six-month periods ended June 30, 2001, if goodwill had not been amortized during those periods, compared to the net loss and loss per share Dynegy recorded for the three- and six-month periods ended June 30, 2002 (in millions, except per share data).

                                                    Three Months   Six Months
                                                        Ended         Ended
                                                      June 30,      June 30,
                                                    ------------- -------------
                                                     2002   2001   2002   2001
                                                    ------  ----- ------  -----
 Reported net income (loss)........................ $ (328) $ 146 $ (468) $ 285
 Add back: Goodwill amortization...................     --     12     --     24
                                                    ------  ----- ------  -----
 Adjusted net income (loss)........................ $ (328) $ 158 $ (468) $ 309
 Less: preferred stock dividends...................      8     --     16     --
                                                    ------  ----- ------  -----
 Net income (loss) available to common stockholders $ (336) $ 158 $ (484) $ 309
                                                    ======  ===== ======  =====
 Basic EPS:
 Reported net income (loss)........................ $(0.92) $0.45 $(1.33) $0.88
 Goodwill amortization.............................     --   0.03     --   0.07
                                                    ------  ----- ------  -----
 Adjusted net income (loss)........................ $(0.92) $0.48 $(1.33) $0.95
                                                    ======  ===== ======  =====
 Diluted EPS:
 Reported net income (loss)........................ $(0.92) $0.43 $(1.33) $0.84
 Goodwill amortization.............................     --   0.04     --   0.07
                                                    ------  ----- ------  -----
 Adjusted net income (loss)........................ $(0.92) $0.47 $(1.33) $0.91
                                                    ======  ===== ======  =====

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

   Accounting Principles Not Yet Adopted. FASB Statement No. 143. Also during 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. The Company is evaluating the future financial effects of adopting Statement No. 143 and will adopt the standard effective January 1, 2003.

   FASB Statement No. 145. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement No. 145"). The adoption of Statement No. 145 effective January 1, 2003 is not expected to impact the Company.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   FASB Statement No. 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("Statement No. 146"). Statement No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF" or the "Task Force") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of Statement No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption of the standard is allowed. If the Company had adopted Statement No. 146 early, it would not have affected the Company's accounting for restructuring activities which occurred in the second quarter 2002.

   EITF Issue 02-3. In June 2002, the EITF reached consensus on two of three issues presented in EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 02-3"). First, the Task Force concluded that all mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement, irrespective of whether the contract is physically or financially settled. In addition, the Task Force concluded that an entity should disclose the gross transaction volumes for those energy trading contracts that are physically settled. Beginning in the third quarter 2002, Dynegy will present all mark-to-market gains and losses on a net basis and will expand its volumetric disclosures to comply with the consensus. Additionally, in accordance with the transition provisions in the consensus, comparative financial statements will be conformed to meet the requirements mandated by the Task Force. This change in accounting classification will have no impact on operating income, net income, earnings per share or cash flow from operations.

   The second consensus reached by the Task Force related to required disclosures regarding energy trading operations. The Task Force agreed to clarify the application of APB Opinion No. 22, "Disclosure of Accounting Policies" and SOP 94-6, "Disclosure of Significant Risks and Uncertainties" to an entity's energy trading operations by requiring that entities disclose the applicability of EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the types of contracts that are accounted for as energy trading contracts, a description of the methods and significant assumptions used to estimate the fair value of various classes of energy trading contracts and the sensitivity of its estimates to changes in the near term. The Task Force indicated that additional disclosure regarding the fair value of contracts, aggregated by source or method of estimating fair value and by maturity date, would also be meaningful. The Company will assess its disclosures with respect to these matters.

   The third issue addressed by the Task Force in EITF Issue 02-3 deals with the recognition of unrealized gains and losses at inception of an energy trading contract (commonly referred to as dealer profit). The Task Force reached no consensus on this issue, and the issue was assigned to a working group for resolution by the end of 2002. It is not possible to predict how the working group will resolve issues related to the recognition of dealer profit. Further, it is unclear how the working group will address the accounting transition resulting from adoption of new guidance. Three transition alternatives exist in practice. These transition alternatives include: (a) a retroactive restatement to eliminate dealer profit recognized in previous periods; (b) a cumulative effect adjustment for a change in accounting principle, which eliminates the recognition of previous periods' dealer profit in the current period; or, (c) as a prospective change, eliminating the recognition of dealer profit on future transactions but leaving past transactions unaffected.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   Finally, it is unclear whether the scope of the working group's activities will include a comprehensive conclusion regarding the appropriateness of the use of models as a fundamental method for valuing transactions when market quotations are unavailable. Should the Task Force issue definitive guidance on any one or all of these issues, it will impact Dynegy. However, the extent of the financial impact to Dynegy, if any, cannot be predicted with any degree of certainty until the scope of the Task Force's conclusion is known and the transition alternative is determined. If the Task Force prefers a retroactive or a cumulative effect transition alternative, then Dynegy's historical financial position and results of operations will be impacted negatively. If the Task Force prefers a prospective transition alternative, then Dynegy's current financial position will be unaffected and the impact to future operations in the near term is not expected to be material (largely as a result of a reduction in these types of transactions in the marketplace).

Note 5--Restructuring and Impairment Charges

   During the second quarter 2002, the Company recognized a $499 million pre-tax ($324 million after-tax) charge principally related to the impairment, write-off or obsolescence of certain assets and an accrual for severance related to a corporate restructuring. The charge primarily relates to the impairment of the Company's investment in the telecommunications business, the impairment of certain investments in securities of entities engaged in technology-related ventures, a write-off of net assets related principally to the Company's gas marketing business and a severance charge related to a plan of restructuring of the Company's operations. The pre-tax charge, which was substantially non-cash in nature, consisted of the following (in millions):

                 Impairment of telecommunications business $286
                 Impairment of technology investments.....   40
                 Gas marketing charge.....................  124
                 Severance charge.........................   37
                 Write-off of other obsolete assets.......   12
                                                           ----
                                                           $499
                                                           ====

   During the second quarter 2002, prospects for the telecommunications sector continued to deteriorate as evidenced by an increased number of bankruptcies in the sector, continued devaluation of debt and equity securities and a lack of financing sources and further pricing pressures resulting from challenges faced by major industry participants. As a result of this deterioration, a continuing negative outlook for the industry and Dynegy's desire to improve its own liquidity, management began to take measures to reduce cash losses in the business, including reducing capital spending and lowering operating and administrative expenses. Management is aggressively pursuing alternatives for exiting this business segment, although no formal plans are currently in place and no assurance can be provided as to the timing or structure of any such transaction.
   Statement No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash-flows of the segment or there is an expectation that it is more likely than not that a long-lived asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. Dynegy's impairment analysis at June 30, 2002, calculated in accordance with the guidelines set forth in Statement No. 144, indicates future cash flows from DGC's operations are insufficient to cover the carrying value of that segment's long-lived assets. As a result, a pre-tax impairment charge totaling $286 million ($186 million after-tax) was recorded in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2002.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   In addition, the impairment analysis indicates that future cash flows are insufficient to support the lessor's obligation of $367 million related to telecommunications leases, of which Dynegy has guaranteed approximately $303 million. In accordance with EITF Issue 96-21, "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities", the loss under the guarantees will be accrued under a straight-line method over the remaining terms of the leases. This non-cash pre-tax charge is expected to approximate $23 million per quarter beginning in the third quarter 2002 through the remaining terms of the leases, unless the obligation is accelerated or terminated as a result of a business combination, joint venture or other similar transaction resulting from Dynegy's managed exit from its telecommunications business.

   At June 30, 2002, the valuations of certain technology investments were assessed in light of the Company's decision to pursue a managed exit strategy from its telecommunications business. These investments were originally entered into in order to leverage existing commercial relationships or as a means of expanding new relationships. Historically, the Company viewed these investments as strategic and core to its telecommunications strategy. Accordingly, Dynegy expected to hold these investments for the long-term and viewed trends in the sector as cyclical. These investments include ownership in public and private companies and investment funds focused in the technology sector. The continued downturn in the technology sector during the second quarter 2002 combined with the Company's change in strategy resulted in a decision to recognize an impairment charge relative to these investments. After recognition of the impairment, values for these investments represent expected realizable value at June 30, 2002. The $40 million pre-tax ($26 million after-tax) charge was recorded in Earnings of Unconsolidated Affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002.

   The non-cash gas marketing charge is the result of a balance sheet review and reconciliation process started early in 2002. Management believes the charge is largely associated with the process of reconciling accrued to actual results principally in its natural gas marketing business and that it accumulated over a number of years. Accrual accounting for natural gas marketing involves the estimation of gas volumes bought, sold, transported and stored, as well as the subsequent reconciliation from estimated to actual volumes. The $124 million pre-tax ($80 million after-tax) charge was recorded in Other Income and Other Expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002. Please read Note 1 above for additional information regarding the previously announced re-audit of Dynegy's 1999-2001 financial statements.

   The Company recognized a pre-tax charge of approximately $37 million ($24 million after-tax) for severance benefits for approximately 325 employees who were from various segments and included all staffing levels, including the Company's former Chief Executive Officer and Chief Financial Officer. The charge is included in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations. No severance amounts were paid as of June 30, 2002, thus the entire amount is included within Accrued Liabilities and Other in the accompanying June 30, 2002 Condensed Consolidated Balance Sheet.

   The remaining pre-tax non-cash charge of $12 million ($8 million after-tax) relates to the retirement of partially depreciated information technology equipment and software replaced during the quarter with new system applications and arrangements as well as miscellaneous deposits that are not expected to provide future value. The charge was recorded in Other Expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002.

   During the three months ended March 31, 2002, the Company incurred an $18 million pre-tax ($13 million after-tax) charge associated with a commitment to deliver gas assumed in the acquisition of Northern Natural. The pre-tax charge is included in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2002.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


Note 6--Business Combinations and Other Acquisitions

   In November 2001, Dynegy acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural for $1.5 billion. In connection with the investment, Dynegy Holdings Inc. ("DHI"), a wholly owned subsidiary of Dynegy, acquired an option to purchase all of the equity of Northern Natural's indirect parent company. DHI exercised its option to acquire the indirect parent of Northern Natural in November 2001 upon termination of Dynegy's merger agreement with Enron Corp. ("Enron"), and the closing of the option exercise occurred on January 31, 2002. Enron retained an option to reacquire Northern Natural, which expired unexercised on July 1, 2002.

   On July 28, 2002, Dynegy executed an agreement to sell Northern Natural to MidAmerican for $928 million in cash, subject to adjustment for working capital changes. Under the terms of this agreement, MidAmerican is expected to acquire all of the common and preferred stock of Northern Natural and to assume all of Northern Natural's $950 million of debt with a fair value of approximately $890 million. The transaction is expected to close in August 2002 and is subject to customary closing conditions, including expiration of the Hart-Scott-Rodino waiting period. No assurance can be given as to the timing of such approval or the consummation, if at all, of the transaction. Because Dynegy paid approximately $1.5 billion for Northern Natural, Dynegy expects to incur a significant loss associated with the sale.

   Northern Natural was consolidated with Dynegy's operations beginning February 1, 2002. The following table reflects certain unaudited pro forma information for Dynegy for the periods presented as if Dynegy's acquisition of Northern Natural had taken place on January 1, 2001 (in millions, except per share data).

                                                                     Three Months      Six Months
                                                                         Ended           Ended
                                                                       June 30,         June 30,
                                                                    --------------- ----------------
                                                                     2002    2001     2002    2001
                                                                    ------  ------- -------  -------
Pro forma revenues................................................. $9,906  $10,920 $18,616  $25,263
Pro forma income (loss) from operations before change in accounting
  principle (Notes 4 and 7)........................................   (328)     163    (189)     348
Pro forma income (loss) from operations before change in accounting
  principle per share (diluted)....................................  (0.92)    0.48   (0.52)    1.03
Pro forma net income (loss) before preferred stock dividends.......   (328)     163    (445)     350
Pro forma net income (loss) available to common shareholders.......   (336)     163    (461)     350
Pro forma earnings (loss) per share (diluted)......................  (0.92)    0.48   (1.27)    1.04

Note 7--Commercial Operations, Risk Management Activities and Financial Instruments

   Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives (which are not a part of the Company's marketing activities) qualify and are designated as hedges of future cash flows, fair values or net investments or qualify, and are designated, as normal purchases and sales. Derivatives treated as normal purchases or sales are recorded and recognized in income using accrual accounting.

   The nature of the Company's business necessarily involves certain market and financial risks. The Company routinely enters into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and the Company's strategy for mitigating these risks are more fully described in Note 3 to the Form 10-K.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   Changes in stockholders' equity related to derivatives for the six-month period ended June 30, 2002 were as follows, net of tax (in millions):

                Balance at December 31, 2001............. $ 12
                Current period changes in fair value, net   (3)
                Reclassifications to earnings, net.......  (27)
                                                          ----
                Balance at June 30, 2002................. $(18)
                                                          ====

   Accumulated other comprehensive loss, net of tax is included in Stockholders' Equity on the Condensed Consolidated Balance Sheets as follows (in millions):

    Statement No. 133, net............................................ $(18)
    Currency translation adjustment...................................    3
    Unrealized loss on available-for-sale securities, net.............   --
                                                                       ----
    Accumulated other comprehensive loss, net of tax, at June 30, 2002 $(15)
                                                                       ====

   Other comprehensive income (loss) is as follows (in millions):

                                                   Six Months
                                                   Ended June 30,
                                                   --------------
                                                    2002    2001
                                                    -----   ----
                 Net income (loss)................ $(468)   $285
                 Other comprehensive income.......    20      27
                                                    -----   ----
                 Total comprehensive income (loss) $(448)   $312
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

   The Company enters into various financial derivative instruments which qualify as cash flow hedges. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. Instruments related to the Company's customer and risk-management and midstream liquids businesses are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. Interest rate swaps are used to convert the floating interest rate component of certain obligations to fixed rates.

   Dynegy recognized a charge of less than $1 million relating to hedge ineffectiveness during the six months ended June 30, 2002, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

   The balance in other comprehensive income at June 30, 2002 associated with these cash flow hedges is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

electricity or liquids, payments of interest and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $13 million loss, net of taxes, is estimated to be reclassed into earnings over the 12-month period ending June 30, 2003. Actual amounts ultimately reclassed to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

   The Company also enters into derivative instruments which qualify as fair value hedges. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. During the six months ended June 30, 2002 and 2001, there was no ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness. Additionally, no amounts were recognized in relation to firm commitments that no longer qualified as fair value hedge items.

   The Company has investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses derivative financial instruments, including foreign exchange forward contracts and cross currency interest rate swaps, to hedge this exposure. For derivatives treated as hedges of net investments in foreign operations, the effective portion of changes in the fair value of the derivative is recorded in the cumulative translation adjustment. For the six months ended June 30, 2002, approximately $34 million of net losses related to these contracts were included in the cumulative translation adjustment. During the six months ended June 30, 2002, ineffectiveness from changes in fair value of net investment hedge positions was a loss of approximately $5 million. There were no net investment hedges for the six months ended June 30, 2001.

   As part of the re-audit process (see Note 1), Dynegy expects the criteria for and interpretation of hedge accounting under Statement No. 133 to be one of the issues addressed. During the six-quarter period ended June 30, 2002, Dynegy accounted for certain derivative transactions as hedges of its generation facilities. If Dynegy's accounting treatment relating to Statement No. 133 were to change as a result of the re-audit, the income recognized over the six quarters may be re-allocated within the period. Cash flow for the six-quarter period would remain unaffected by any change in the timing of income statement recognition.

Note 8--Capital Leases

   In response to the initiatives currently underway at the FASB, on June 28, 2002 the Company unilaterally undertook actions, the effect of which altered the accounting for some of its existing lease obligations and anticipated lease obligations relating to assets under construction. These actions included the delivery of guarantees of lessor debt in certain existing leases of power generation facilities. In addition, the Company notified certain lenders of its intent to purchase power generation facilities that are currently under construction and that were expected to be placed in synthetic leases upon completion of their construction. As a result of these actions, approximately $528 million of obligations due in 2005 to 2007 were brought on-balance sheet. This non-cash action resulted in an increase to Property, Plant and Equipment and a corresponding increase in Long-Term Debt on the Company's June 30, 2002 Condensed Consolidated Balance Sheet. These obligations were previously reported as lease obligations in the footnotes to the Company's financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the Form 10-K. In addition, actions taken by the Company relating to assets under construction required the reclassification of approximately $673 million from Prepayments and Other Assets to Property, Plant and Equipment on the Company's June 30, 2002 Condensed Consolidated Balance Sheet. Property under capital leases of $528 million is included in Property, Plant and Equipment and is amortized over the useful life of the asset, which approximates 40 years.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2002 (in millions):

               Six months ending December 31, 2002........ $  6
               Year ending December 31:
                  2003....................................   13
                  2004....................................   13
                  2005....................................  176
                  2006....................................  186
                  2007....................................  185
                                                           ----
               Total minimum lease payments...............  579
               Less: Amount representing interest.........  (51)
                                                           ----
               Present value of net minimum lease payments $528
                                                           ====

Note 9--Debt

   As of August 12, 2002, the Company's debt and preferred stock maturities through December 31, 2003, inclusive of letters of credit issued under revolving credit facilities, were as follows: remainder of third quarter 2002--$14 million; fourth quarter 2002--$386 million (not including a $450 million secured line of credit at Northern Natural that will be assumed by MidAmerican in the sale of Northern Natural, as further described in Note 6 above); first quarter 2003--$241 million; second quarter 2003--$1,856 million; third quarter 2003--$233 million; and fourth quarter 2003--$1,543 million (including $1.5 billion in Series B Mandatorily Convertible Redeemable Preferred Stock held by ChevronTexaco Corporation). Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the Company's current liquidity and capital plans.

   In July 2002, the Company completed a $200 million interim financing, bearing interest at LIBOR plus 1.38 percent. This loan matures in January 2003 and is secured by interests in Dynegy's Renaissance and Rolling Hills merchant power generation facilities.

   In June 2002, the Company completed a $250 million interim financing, bearing interest at LIBOR plus 1.75 percent. This loan matures in June 2003 and represents an advance on a portion of the proceeds from the expected sale of certain of the Company's United Kingdom natural gas storage facilities.

   Dynegy completed an amendment to the Catlin Associates, LLC minority interest transaction (also referred to as "Black Thunder") in June 2002, which permanently removed a $270 million obligation which could have been triggered by declines in Dynegy's credit ratings. The amended agreement requires a subsidiary of Dynegy to amortize $275 million over the remaining three years of the transaction. The subsidiary has already paid approximately $73 million of the amortization. Quarterly maturities are approximately $20 million through the first quarter 2005. In addition, Dynegy agreed to grant mortgages on the midwest generation assets covered by the transaction, post a letter of credit to secure a contingent obligation expiring December 31, 2002 and make certain structural changes to enhance the security of the third-party lenders involved in the transaction. As a result of this amendment, $796 million related to Catlin Associates, LLC was reclassified from Minority Interest to debt on Dynegy's Condensed Consolidated Balance Sheets at June 30, 2002.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   Also in June 2002, West Coast Power, LLC ("West Coast Power"), a joint venture owned equally by Dynegy and NRG Energy with generation assets in California, repaid a non-recourse project financing with cash on hand within the joint venture entity. This payment eliminated a $31 million obligation triggered by declines in Dynegy's credit ratings. Concurrent with the retirement of the project financing, West Coast Power entered into an amended $120 million bank facility consisting of a $100 million letter of credit facility that will be used to collateralize West Coast Power's obligations, a $10 million term loan and a $10 million working capital facility. The facility has resulted in the release of approximately $100 million in letters of credit previously posted by Dynegy on behalf of West Coast Power.

   Dynegy incurred upfront fees aggregating approximately $19 million in connection with the interim financings, Black Thunder amendment and West Coast Power transactions described above. Such amounts are capitalized and amortized over the term of the respective financing transaction.

   On May 17, 2002, Illinois Power Company ("IP"), an indirect wholly owned Dynegy subsidiary, exercised the "term-out" provision contained in its $300 million 364-day revolving credit facility, which was scheduled to mature on May 20, 2002. In connection with this conversion, IP borrowed the remaining $60 million available under this facility. The exercise of the "term-out" provision converted the facility to a one-year term loan that matures in May 2003. As such, the amounts outstanding under this loan are classified as current. Borrowings of $300 million were outstanding under this loan at June 30, 2002.

   On April 29, 2002, DHI closed a $900 million unsecured revolving credit agreement with a syndicate of commercial banks. This facility, which matures on April 28, 2003, replaced an expiring $1.2 billion revolving credit agreement. The new facility provides funding for working capital, capital expenditures and general corporate purposes. Generally, borrowings under the credit agreement bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. Facility fees are payable on the full amount of the facility and are determined based on designated unsecured debt ratings. Dynegy will incur higher interest costs and fees associated with the new facility as compared to those incurred under the expired facility. Specifically, assuming that all amounts were outstanding under this facility, DHI would pay approximately $10 million in additional interest expense on the new facility compared to what it would have paid under the expired facility. Additionally, as compared to similar fees paid by DHI under the expired facility, DHI expects to pay approximately $2 million in additional facility fees during the term of the new facility and paid approximately $3 million in additional upfront fees.

   Financial covenants under the new DHI revolver include a debt-to-capitalization test (which takes into account certain lease and similar commitments of DHI and its subsidiaries) and a newly added 3.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA")-to-interest test. The permissible threshold for the debt-to-capitalization test was lowered in the new facility from 65% to 60%. Other newly added covenants in the facility include subordination of certain intercompany debt owed to Dynegy and its subsidiaries (other than DHI and its subsidiaries), restrictions on liens and limitations prohibiting subsidiary debt at Dynegy Marketing & Trade, Dynegy Power Marketing, Inc. and Dynegy Midstream Services, Limited Partnership. Default provisions include cross payment default of Dynegy, DHI or any principal subsidiary with respect to debt or other similar obligations that exceed $100 million, cross acceleration of Dynegy, DHI or any principal subsidiary under any instrument covering debt or similar obligations that exceed $100 million and bankruptcy or receivership of Dynegy, DHI or any principal subsidiary. The new facility does not contain any defaults relating

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

to material adverse changes in the condition of Dynegy or DHI after the closing date or to changes in Dynegy's or DHI's credit ratings. The new facility also does not contain a "term-out" provision that would permit Dynegy to extend the maturity for borrowings under the facility beyond the facility's April 28, 2003 maturity date. As such, the amounts outstanding under this facility are classified as current. Management currently believes DHI is in compliance with the covenants contained in this agreement.

   On February 21, 2002, DHI issued $500 million of 8.75% senior notes due 2012. Interest on the notes is due on February 15 and August 15 of each year, beginning August 15, 2002. The notes are unsecured and are not subject to a sinking fund. DHI may redeem the notes prior to maturity, in whole or in part, at a redemption price equal to the greater of the principal amount of the notes and the make-whole price specified in the indenture relating to the notes.

   On January 31, 2002, the Company acquired debt with a face value of approximately $950 million (and a fair value of approximately $890 million) through the acquisition of Northern Natural. Approximately $500 million of the Northern Natural debt consists of senior unsecured notes with maturities ranging from 2005 to 2011. The remaining $450 million consists of a secured line of credit that matures in November 2002. See Note 6 for discussion of Dynegy's previously announced sale of Northern Natural. In the event the Company cannot consummate the sale of Northern Natural, management believes, based on an internal analysis of Northern Natural's credit capacity, including a review of other regulated pipelines, that Northern Natural will be able to refinance the $450 million secured line of credit, and it is Northern Natural's management's current intention to do so. On April 26, 2002, DHI purchased $90 million of Northern Natural's senior unsecured notes due 2005 pursuant to a tender offer. The Company is currently considering alternatives relating to the sale of these notes.

   During the six-month period ended June 30, 2002, the Company repaid commercial paper borrowings and revolving credit facilities for DHI and IP of approximately $293 million in the aggregate and borrowed approximately $60 million under IP's revolving credit facility. Additionally, during the six months ended June 30, 2002, Dynegy and DHI issued an aggregate of $433 million of letters of credit under their revolving credit facilities. During the period from June 30, 2002 through August 12, 2002, Dynegy paid at maturity $200 million in senior notes of DHI and $96 million in IP mortgage bonds, borrowed an aggregate of $137 million and issued an aggregate of $251 million of letters of credit under the Dynegy and DHI revolving credit facilities.

Note 10--Earnings Per Share

   Basic earnings (loss) per share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the period. Diluted earnings (loss) per share represents the amount of earnings
(loss) for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In-the-money outstanding options contribute to the differences between basic and diluted shares outstanding in all periods. Additionally, the diluted shares in the 2002 periods include the effect of the assumed conversion to Class A common stock of the Series B Mandatorily Convertible Redeemable Preferred Securities held by ChevronTexaco.

   When an entity has a net loss from continuing operations, Statement of Financial Accounting Standards No. 128, "Earnings per Share," prohibits the inclusion of potential common shares in the computation of diluted per-share amounts. Accordingly, the Company has utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and six months ended June 30, 2002.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


Note 11--Capital Stock

   Chevron U.S.A. Inc., a ChevronTexaco subsidiary, purchased approximately
10.4 million shares of Class B common stock in January 2002 pursuant to its preemptive right under its shareholder agreement with Dynegy. Proceeds from this sale totaled approximately $205 million and were invested in cash to enhance short-term liquidity.

   Dynegy's Board of Directors has elected not to pay a dividend on Dynegy's Class A or Class B common stock for the third quarter 2002. Payments of dividends for subsequent periods will be at the discretion of the Board of Directors.

Note 12--Investments in Unconsolidated Affiliates

   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Condensed Consolidated Statements of Operations as Earnings from Unconsolidated Investments. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $854 million and $843 million at June 30, 2002 and December 31, 2001, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company.

   Generation Assets. These investments primarily include ownership interests in eight joint ventures that own fossil fuel electric generation facilities in diverse geographic regions as well as a limited number of international ventures. The Company's ownership is generally 50 percent in the majority of these ventures. The Company's aggregate net investment of $720 million at June 30, 2002 represents approximately 2,400 MW of net generating capacity. Dynegy's most significant investment in generating capacity is its interest in West Coast Power, representing approximately 1,400 MW of net generating capacity in California. The net investment in West Coast Power totaled approximately $348 million at June 30, 2002. West Coast Power provided equity earnings of approximately $37 million and $70 million in the six months ended June 30, 2002 and 2001, respectively.

   Midstream Investments. These investments primarily include ownership interests in three ventures that operate natural gas liquids ("NGL") processing, extraction, fractionation and storage facilities in the Gulf Coast region as well as an interstate NGL pipeline. The Company's ownership interest in these ventures ranges from 23 percent to 39 percent. At June 30, 2002, the Company's aggregate net investment in these midstream businesses totaled approximately $134 million.

   Summarized aggregate financial information for these generation and midstream investments and Dynegy's equity share thereof was ($ in millions):

                                    Six Months Ended June 30,
                                   ---------------------------
                                       2002          2001
                                   ------------- -------------
                                          Equity        Equity
                                   Total  Share  Total  Share
                                   ------ ------ ------ ------
                  Revenues........ $1,851  $703  $2,455  $936
                                   ======  ====  ======  ====
                  Operating margin $  397  $135  $  388  $152
                                   ======  ====  ======  ====
                  Net income...... $  210  $ 66  $  253  $ 94
                                   ======  ====  ======  ====

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   Other Investments. In addition to these equity investments, the Company holds interests in non-public companies for which it does not have significant influence over operations. These investments are generally accounted for by the cost method. Such investments totaled $52 million and $84 million at June 30, 2002 and December 31, 2001, respectively. The change is primarily attributed to the impairment of technology investments resulting from unfavorable market conditions.

   The Company also owns equity securities that have a readily determinable fair market value and are considered available-for-sale. The market value of these investments at June 30, 2002 and December 31, 2001 was determined to be $12 million and $23 million, respectively. The change is primarily attributed to the decline in value of available-for-sale technology investments resulting from unfavorable market conditions. The Company wrote off the unrealized losses related to such decline in the second quarter 2002. The Company is currently in the process of selling these investments.

Note 13--Commitments and Contingencies

   Please see Note 11, "Commitments and Contingencies," in the Form 10-K and
Note 10, "Commitments and Contingencies," in the Company's Form 10-Q for the quarter ended March 31, 2002 (the "Form 10-Q") for a description of the Company's material legal proceedings. Set forth below is a description of any material developments that have occurred with respect to such proceedings since the Company's filing of the Form 10-Q for the first quarter 2002 and a description of any new matters that have arisen during the quarter.

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

   The Company believes that it has meritorious defenses to the EPA allegations and will vigorously defend against these claims. The Company has undertaken activities to significantly reduce emissions at the Baldwin Station since the complaint was filed in 1999. In 2000, the Baldwin Station was converted from high to low sulfur coal. This conversion resulted in sulfur dioxide emission reductions of over 90% from 1999 levels. Furthermore, selective catalytic reduction equipment has been installed at two of the three units at Baldwin Station resulting in significant emission reductions of nitrogen oxides. However, the EPA may seek to require the installation of the "best available control technology" (or the equivalent) at the Baldwin Station. Independent experts hired by Dynegy estimate capital expenditures of up to $380 million if the installation of best available control technology is required. The EPA also has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The Company has filed a motion for summary judgment based on the five-year statute of limitations, which could affect the EPA's ability to collect penalties.

   None of the Defendants' other facilities are covered in the complaint and NOV, but the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River, and Hennepin Plants as

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

well as Dynegy Northeast Generation's Danskammer and Roseton Plants. It is possible that the EPA will eventually commence enforcement actions based on activities at those plants as well.

   On June 13, 2002, the EPA announced its intention to implement several reforms to its regulations governing new source review. These reforms, if made, would clarify the routine maintenance, repair and replacement exclusion, provide more certainty in evaluating permit requirements and increase operational flexibility for affected facilities.
   California Market Litigation. Six class action lawsuits have been filed against various Dynegy entities based on the events occurring in the California power market. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. The plaintiffs allege that the defendants, including the owners of in-state generation and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages.

   All six lawsuits were consolidated before Judge Sammartino, Superior Court Judge for the County of San Diego. Subsequent to the consolidation two defendants filed cross complaints against a number of corporations and governmental agencies that sold power in California's wholesale energy markets. Four cross defendants removed the six cases to the United States District Court for the Southern District of California (San Diego). Following removal, certain cross defendants filed motions to dismiss the cross complaints, which motions are currently pending. The original plaintiffs in the six consolidated complaints have filed motions to remand the consolidated cases back to state court, which motions are currently pending. The defendants in the six consolidated cases have filed motions to dismiss the complaints based on the filed rate doctrine and preemption defense, which motions are currently pending. Federal Judge Whaley has decided that the Court will hear the motion to remand and the cross defendants' motion to dismiss on September 19, 2002. If the Court decides that it has jurisdiction over the claims, the defendants' motion to dismiss will be heard as soon as possible after September 19th.

   On March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several owners of power generation facilities, including subsidiaries of West Coast Power. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. In the aggregate, the complaints seek more than $150 million in penalties, restitution and return of profits from the generators. These lawsuits were subsequently removed to the United States District Court for the Northern District of California. The California Attorney General filed motions to remand the cases back to state court. By Order issued on August 6, 2002, Judge Walker denied the motions to remand, thus keeping the cases in federal court. The Company intends to vigorously defend against these claims.

   In addition to the six consolidated lawsuits discussed above, eight new putative class actions were filed on behalf of business and residential electricity consumers, including consumers residing in the State of Washington. The lawsuits were filed in various state courts in Northern California, and in respect to the lawsuit on behalf of consumers in the State of Washington, in the United States District Court for the Northern District of California. Named as defendants are various generators and marketers, including Dynegy and certain affiliates. The complaints allege unfair, unlawful and deceptive practices in violation of the California Unfair Business Practices Act and seek to enjoin illegal conduct, restitution and unspecified damages. While some of the

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

allegations in these lawsuits are similar to the allegations in the other six lawsuits, these lawsuits include additional allegations based on events occurring subsequent to the filing of the other six lawsuits. These additional allegations include allegations similar to those made by the California Attorney General in the March 11, 2002 lawsuit described above as well as allegations that contracts between these generators and the California Department of Water Resources (the "DWR") constitute unfair business practices resulting from market manipulation. The lawsuits filed in state court have been removed to federal courts in the Northern and Eastern Districts of California. Certain defendants have filed a petition with the Judicial Panel For Multidistrict Litigation seeking to consolidate the new cases with the six cases consolidated in the United States District Court for the Southern District of California. The Company intends to vigorously defend against these claims.

   On May 13, 2002, two California law firms filed suit in California State Court against more than 20 energy generators, including those owned directly by West Coast Power and indirectly by Dynegy. This suit principally alleges the defendant generators, in connection with their execution of long-term power supply contracts with the DWR, took advantage of a manipulated market to overcharge for electricity. The suit, which was filed on behalf of California taxpayers, seeks to halt enforcement of the existing DWR contracts to the extent that the agreed prices are found to be unfair. The suit further seeks damages in the amount of the alleged excess prices under the contracts. The Company intends to vigorously defend against these claims.

   Enron Litigation. As previously described, Dynegy and DHI were sued on December 2, 2001 by Enron and Enron Transportation Services Co. in the United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 01-03626 (AJG). Enron claims that Dynegy materially breached the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities by wrongfully terminating that Agreement on November 28, 2001. Enron also claimed that DHI wrongfully exercised its option to take ownership of Northern Natural under an Option Agreement dated November 9, 2001. Enron sought damages in excess of $10 billion and declaratory relief against Dynegy for breach of the Merger Agreement. Enron also sought unspecified damages against Dynegy and DHI for breach of the Option Agreement. Dynegy filed an answer on February 4, 2002, denying all material allegations. On April 12, 2002, the Bankruptcy Court granted Dynegy's motion to transfer venue in the proceeding to the United States District Court for the Southern District of Texas (Houston Division).

   Dynegy also previously described a suit filed against Dynegy and DHI by Ann
C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York, Cause No. 01 CV 11652. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned common stock of Enron Corp. as of November 28, 2001. A similar suit was filed by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas, Cause No. 2002-00080. Plaintiffs in each case allege that they are intended third party beneficiaries of the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities. Plaintiffs claim that Dynegy materially breached the Merger Agreement by, inter alia, wrongfully terminating that agreement. Plaintiffs also claim that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs seek an award of damages and other relief. Enron moved for an order of the Bankruptcy Court in the Southern District of New York, directing that the Pearl and Shapiro plaintiffs be enjoined from prosecuting their actions and immediately dismiss those actions. The Bankruptcy Court held that the claims asserted by the Pearl and Shapiro plaintiffs were the exclusive property of the Enron bankruptcy estate, and that the plaintiffs lacked standing to sue as third party beneficiaries of the Merger Agreement. Accordingly, by an order entered on April 19, 2002, the Bankruptcy Court granted Enron's motion, enjoined the prosecution of both actions, and directed that they be dismissed. The Pearl and Shapiro plaintiffs thereafter complied with that order, but filed an appeal to the United States District Court for the Southern District of New York, which remains pending.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   Dynegy believes the allegations in Enron's claim against Dynegy and the Pearl and Shapiro matters arising out of the terminated merger are without merit and will vigorously defend against these claims. An adverse result in any of these proceedings, however, could have a material adverse effect on the Company's financial position or results of operations.

   As previously described, as a result of Enron's bankruptcy filing, Dynegy recognized in its fourth quarter 2001 financial results a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of June 30, 2002, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $94 million and was calculated by setting off approximately $220 million owed from various Dynegy entities to various Enron entities against approximately $314 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron as well as the valuation of the commercial transactions covered by the agreement remain subject to negotiation between the parties and, if any disputes cannot be resolved by the parties, to arbitration as called for by the terms of the agreement. If the setoff rights were modified, either by agreement or otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.

   Shareholder Litigation. Since April 2002, a number of class action lawsuits have been filed on behalf of purchasers of publicly traded securities of Dynegy generally during the period between April 2001 and April 2002. These lawsuits principally assert that Dynegy and certain of its executive officers violated the federal securities laws in connection with Dynegy's accounting treatment and disclosure of Project Alpha. These lawsuits have been consolidated in the United States District Court for the Southern District of Texas. Under the Private Securities Litigation Reform Act of 1995, the court in which the cases have been consolidated will appoint a lead plaintiff, and the lead plaintiff will, in turn, select class counsel. Following that process, a consolidated complaint will be filed which may differ materially from the complaints presently on file. Dynegy intends to vigorously defend against these lawsuits. It is not possible to predict with certainty whether Dynegy will incur any liability or to estimate the damages, if any, that might be incurred in connection with such lawsuits, but an adverse outcome could have a material adverse effect on the Company's financial condition or results of operations.

   In addition, three derivative lawsuits have been filed in which the Company is a nominal defendant. Two of these three lawsuits relate to Project Alpha and the third relates to severance for the Company's former Chief Executive Officer. All three lawsuits seek recovery on behalf of the Company from various present and former officers and directors. These actions have only recently been filed and the Company is currently analyzing them. The Company does not expect to incur any material liability with respect to these derivative claims.

   Farnsworth Litigation. On August 2, 2002, Bradley Farnsworth filed a lawsuit against Dynegy in Texas state district court claiming that he was demoted and ultimately fired from the position of Controller for refusing to participate in alleged accounting irregularities. Specifically, Mr. Farnsworth alleges that certain present and former executive officers of the Company requested that he shave forward price curves for natural gas in order to improve the Company's results of operations for the third quarter 2000. Mr. Farnsworth, who seeks actual and exemplary damages and other compensation, also alleges that he is entitled to termination payments under his employment agreement. Dynegy intends to vigorously defend against these claims. The Company does not believe that any liability it might incur as a result of this litigation would have a material adverse effect on its financial condition or results of operations.

   Roundtrip Transactions. On November 15, 2001, Dynegy executed two sets of simultaneous buy and sale trades with CMS Energy Corp. In the first set of trades, Dynegy purchased 5 million megawatts of power

                                      90
                                  DYNEGY INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

             For the Interim Periods Ended June 30, 2002 and 2001

from CMS Energy for delivery in December 2001 at $25.50 per megawatt hour; concurrently, CMS Energy purchased from Dynegy the same amount of power at the same price per megawatt hour for delivery during the same period. In the second set of trades, Dynegy purchased 20 million megawatts of power from CMS Energy for delivery in the period January-December 2002 at $34.00 per megawatt hour; concurrently, CMS Energy purchased from Dynegy the same amount of power at the same price per megawatt hour for delivery during the same period. Dynegy and CMS have terminated the 2002 trades.

   During the second quarter 2002, the Company undertook a comprehensive review of these CMS Energy trades and its trading operations generally. The Company's review confirmed that the CMS Energy trades were consummated outside the view of other trading parties and could not have impacted market prices. The results of the CMS Energy trades were not included in the Company's December 31, 2001 Consolidated Statement of Operations, and the volumes from these trades were not included in the operating statistics for the Wholesale Energy Network ("WEN") segment in the Form 10-K, nor were such results or volumes included in the Company's first quarter Form 10-Q. In an April 30, 2002 press release, 2002 first quarter Revenues and 2002 first quarter Costs of Sales each contained $236 million related to these trades. These amounts netted to zero in the operating margin line, resulting in no net income effect from the trades in that press release. The Company eliminated these amounts from Revenues and Costs of Sales in its Form 10-Q for the first quarter and in this report.

   Based on the Company's review of its trading operations to date, Dynegy believes that it has not executed any simultaneous buy and sell trades with counterparties for the purpose of artificially increasing its trading volumes or revenues.

   SEC Investigation. The SEC has commenced an investigation into the facts and circumstances surrounding Project Alpha and the roundtrip trades described above. The Company has produced documents and witnesses for interviews in connection with this investigation. The Company has assured the SEC that it intends to cooperate fully with this investigation. Dynegy has been informed by the Staff of the SEC that they believe that, among other things, Dynegy's disclosures and reports relating to both Project Alpha and the CMS Energy trades violate various antifraud and other provisions of the federal securities laws. The Company cannot predict the ultimate outcome of this matter.

   CFTC Investigation. The U.S. Commodity Futures Trading Commission ("CFTC") has commenced an investigation relating to, among other things, trading activities on Dynegydirect, the Company's on-line trading platform, and any roundtrip gas or power trades since January 2000, including all trades or trading activities between Dynegy and CMS Energy in November 2001. The investigation also relates to the Company's trading activities in the California power market. The Company has produced documents in connection with this investigation. The Company has assured the Staff of the CFTC that it intends to cooperate fully with this investigation. The Company cannot predict the ultimate outcome of this matter.

   FERC and Related Regulatory Investigations. On February 13, 2002, the FERC initiated an investigation of possible manipulation of natural gas and power prices in the western United States during the period from January 2001 through the present. On May 8, 2002, in response to three memoranda (authored by individuals employed by or previously employed by Enron) discovered by the FERC allegedly containing evidence of market manipulation by Enron in California, the FERC issued requests for information to all sellers in the California Independent System Operator (the "ISO") and the California Power Exchange (the "PX") markets during 2000 and 2001 seeking information with respect to whether those sellers engaged in trading strategies described in the three Enron memoranda.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   Dynegy responded to these requests on May 22, 2002, and updated its responses on July 30, 2002 at the conclusion of its due diligence. A California State Senate committee subsequently issued similar requests, and Dynegy's responses were consistent with those submitted to the FERC. Based on its investigation to date, Dynegy believes that its trading practices are consistent with applicable law and tariffs and will continue to cooperate fully with these investigations. The California State Senate committee has not issued its preliminary findings on its investigation, and Dynegy cannot predict with certainty how such allegations will ultimately be resolved.

   On August 13, 2002, the FERC issued a notice requesting comments on a proposal made by the FERC staff to change the method for determining natural gas prices for purposes of computing the market mitigation clearing price that it intends to utilize in calculating refunds for sales of power in California power markets during the period from October 2, 2000 to June 19, 2001. As drafted, the proposal would likely reduce gas prices used in the computation, thus reducing the market mitigation clearing price for power and potentially increasing calculated refunds, subject to a provision that would generally provide full recoverability of fuel costs by the generators. The FERC has provided parties to the refund proceeding with 30 days to provide comments and it may or may not adopt the staff's recommendation. Dynegy is evaluating the staff's recommendation and is unable to assess at this time the impact, if any, that this proposal may have on any refunds which the FERC may order from Dynegy or West Coast Power pursuant to the FERC's investigation of the California power market for the period from October 2, 2000 to June 19, 2001.

   On May 21, 2002, the FERC issued requests for information to all sellers of wholesale electricity and/or ancillary services in the Western Systems Coordinating Council ("WSCC") seeking information with respect to whether those sellers engaged in "wash," "round trip" or "sale/buyback" transactions in the WSCC during the years 2000-2001. Dynegy responded on May 31, 2002. On May 22, 2002, the FERC issued requests for information to all sellers of natural gas in the WSCC or Texas seeking information with respect to whether those sellers engaged in "wash," "round trip" or "sale/buyback" transactions in the WSCC or Texas during the years 2000-2001. Dynegy responded on June 5, 2002. On August 12, 2002, Dynegy updated its May 31 and June 5 responses at the conclusion of its due diligence. Requests for similar information with respect to electric power trading activities in the Electric Reliability Council of Texas were received from the Texas Public Utility Commission on June 12, 2002. Dynegy responded to these requests on July 2, 2002.

   Based on the investigation conducted in order to make these filings, Dynegy believes that it has not executed any simultaneous buy and sell trades with counterparties for the purpose of artificially increasing its trading volumes or revenues in these markets.

   In addition, on February 25, 2002 the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between the DWR and, among others, West Coast Power. A rehearing order issued on July 23, 2002 affirmed the underlying findings and conclusions related to West Coast Power's contract with the DWR. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. The FERC recently set these complaints for evidentiary hearing. The hearing, however, is being held in abeyance pending completion of settlement talks. While West Coast Power continues in good faith negotiations with the State of California on reforming the terms of its DWR contract, settlement ultimately may not be possible. If a hearing on the contracts entered into by West Coast Power or others is necessary, the first phase of the hearing will be limited to the question of whether the California real-time market adversely affected the long-term bilateral markets. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict the outcome of this matter.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001


   U.S. Attorney Investigation. In May 2002, Dynegy received a subpoena from the U.S. Attorney's office in Houston requesting documents relating to Project Alpha, roundtrip trades with CMS Energy and the Black Thunder transaction. The Company is cooperating fully with the U.S. Attorney's office in its investigation of these matters. The Company cannot predict the ultimate outcome of this matter.

   Telstra Litigation. On January 25, 2002, Telstra Corporation, Ltd. and Telstra Wholesale Inc. filed suit in Delaware Chancery Court against DynegyConnect, L.P. ("DynegyConnect"), a limited partnership in which Dynegy holds a combined 80% interest, as well as certain other Dynegy affiliates. DynegyConnect is a vehicle through which the Company participates in the U.S. telecommunications business. The plaintiffs brought this action in connection with Telstra Wholesale's attempted exercise of a put right under the DynegyConnect partnership agreement. The plaintiffs allege breach of contract and bad faith, among other things, and seek approximately $50 million plus interest in damages together with fees and other litigation expenses. Dynegy intends to vigorously defend against these claims.

Note 14--Regulatory Issues

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

Note 15--Related Party Transactions

   ChevronTexaco Commercial Arrangements. In March 2002, Dynegy and ChevronTexaco executed agreements to expand their commercial relationships to include substantially all of the natural gas and domestic mixed NGLs and NGL products produced or controlled by the former Texaco. The expanded term agreements extend through August 2006. This expanded relationship increased the volume of natural gas Dynegy purchases from ChevronTexaco from approximately
1.7 Bcf/d to approximately 2.9 Bcf/d. Dynegy also provides supply and service for in excess of 1.6 Bcf/d of natural gas for the combined ChevronTexaco facilities and third-party term markets. In addition, the expanded contract with ChevronTexaco includes substantially all of the U.S. NGL production of the former Texaco.

   Concurrent with the expanded commercial agreements, the two companies executed a new security agreement designed to improve Dynegy's liquidity position by reducing its reliance upon the financial markets for surety bonds and letters of credit and to significantly reduce ChevronTexaco's open credit exposure. The new security agreement involved the replacement of historic credit support arrangements with a perfected security interest in a portion of Dynegy's domestic natural gas receivables. Dynegy has the option to revert back to historic credit support arrangements, which included the issuance of surety bonds and/or letters of credit.

   In July 2002, Dynegy and ChevronTexaco executed a 90-day amendment to their security agreement. This amendment was designed to address the reduction in activity in Dynegy's gas marketing business and the

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

corresponding reduction in Dynegy's gas marketing receivables relative to the required coverage ratio contained in the security agreement. The amendment, which was executed in conjunction with a six-month netting agreement between the parties that has since been made permanent, reduced the required coverage ratio contained in the security agreement.

   In August 2002, in partial satisfaction of certain of its obligations to ChevronTexaco under these agreements, Dynegy transferred to ChevronTexaco its 39.2% ownership interest in West Texas LPG Pipeline Limited Partnership ("WTLPS"), which is the owner of West Texas LPG Pipeline. ChevronTexaco was already the owner of the largest interest in WTLPS and the operator of the pipeline. The interest transferred to ChevronTexaco was valued at approximately $45 million.

   Also in August 2002, Dynegy and ChevronTexaco executed an agreement pursuant to which the parties amended their gas purchase agreement, security agreement, netting agreement and certain related agreements. Under this new agreement, Dynegy agreed to accelerate payment to the month of delivery for a portion of the natural gas it purchases from ChevronTexaco, with the amount of the accelerated payment generally being equal to 75 percent of the value of the prior month's gas deliveries, after reduction pursuant to the netting agreement described above. This payment arrangement will be effective upon the closing of the sale of Northern Natural described in Note 6 above. The initial payment amount, upon consummation of the Northern Natural sale, will be $187.5 million. The amount of the payment could change materially as a result of changes in commodity prices. If the Northern Natural sale does not close on or prior to August 30, 2002, then a special report concerning the security agreement coverage ratios would be due by September 4, 2002. Dynegy's right to withdraw sums from the designated account in which the proceeds from the gas receivables covered by the security agreement in favor of ChevronTexaco are deposited would be suspended pending receipt of that report, and that report demonstrating compliance with the required coverage ratios. Management believes that absent the agreed payment with proceeds from the Northern Natural sale, this special report likely would require Dynegy to pay additional amounts in order to be in compliance with the coverage ratios under the security agreement. The new agreement also suspends ChevronTexaco's right to request special reports concerning the security agreement coverage ratios as long as those payments are made, and makes permanent the netting agreement and reduction in the coverage ratios referred to above.

   The obligation to make payments as described above will be suspended if Dynegy or a successor to its gas and natural gas liquids customer and risk-management business carries at least two of the following three credit ratings: at least BBB+ by Standard & Poor's, at least Baa1 by Moody's and at least BBB+ by Fitch.

   Dan Dienstbier Contract for Services. Dynegy entered into a services agreement with Daniel L. Dienstbier effective as of May 28, 2002, the date on which Mr. Dienstbier assumed the position of interim Chief Executive Officer. Mr. Dienstbier agreed to serve as Dynegy's interim Chief Executive Officer until either Dynegy or Mr. Dienstbier terminate the arrangement on 30 days' written notice. Pursuant to the terms of the agreement, Dynegy agreed to pay Mr. Dienstbier $1 million per year, to be paid ratably once per month, in the form of cash or Dynegy Class A common stock as the parties shall agree. Upon termination of the agreement, Mr. Dienstbier is eligible to receive a bonus payment and a Class A common stock grant, in each case at Dynegy's discretion. The agreement contains customary indemnification, confidentiality and non-compete provisions relating to Mr. Dienstbier's provision of services.

   Short-Term Executive Stock Purchase Loan Program. In July 2001, Dynegy established the Dynegy Inc. Short-Term Executive Stock Purchase Loan Program pursuant to which eligible employees were loaned funds to acquire Class A common stock through market purchases. Dynegy terminated this program as it relates to new

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

loans effective as of June 30, 2002. The notes bear interest at the greater of five percent or the applicable federal rate as of the loan date, are full recourse to the participants and mature on December 31, 2004. At June 30, 2002, there were approximately $12 million in loans outstanding under this program to a total of 30 participants.

   December 2001 Equity Purchases. In December 2001, certain executive officers purchased Class A common stock from Dynegy in a private placement pursuant to Section 4(2) of the Securities Act of 1933. These executives received loans from Dynegy to purchase the common stock at a price of $19.75 per share. The purchase price equaled the net proceeds per share to Dynegy from a concurrent public offering (after a $1.00 per share underwriting discount). The notes bear interest at 3.25%, are full recourse to the purchasing officers and mature on September 15, 2002. At June 30, 2002, there were approximately $3.5 million in loans outstanding with respect to these purchases to a total of five Dynegy executive officers.

Note 16--Segment Information

   Dynegy's operations are divided into four reportable segments: WEN, Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in a broad array of businesses, including physical supply of and risk-management activities around wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream gas processing and liquids marketing businesses and worldwide natural gas liquids marketing and transportation operations. Dynegy's T&D segment includes the operations of IP and Northern Natural. IP is an energy-delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. Northern Natural's 16,600 miles of pipeline extend from the Permian Basin in Texas to the Upper Midwest, providing extensive access to major utilities and industrial customers. Northern Natural's storage capacity is 59 billion cubic feet ("Bcf") and its market area capacity is approximately 4.3 Bcf per day. As reflected in
Note 6, the Company is expecting to close the sale of Northern Natural in August 2002. DGC is engaged in the telecommunications business through its global long-haul fiber optic and metropolitan network located in key cities in the United States and Europe. Management is aggressively pursuing alternatives for exiting this business segment and has impaired substantially all of the historical cost of the fiber optic network at June 30, 2002. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three- and six-month periods ended June 30, 2002 and 2001 is presented below.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

           Dynegy's Segment Data for the Quarter Ended June 30, 2002
                                ($ in millions)

                                           WEN      DMS     T&D    DGC   Eliminations  Total
                                         -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic............................. $ 6,194  $  778  $  411  $   4     $  --     $ 7,387
   Canadian.............................     725     361      --     --        --       1,086
   European and other...................   1,431      --      --      2        --       1,433
                                         -------  ------  ------  -----     -----     -------
                                           8,350   1,139     411      6        --       9,906
Intersegment revenues:
   Domestic.............................     175      41      13     --      (229)         --
                                         -------  ------  ------  -----     -----     -------
       Total revenues...................   8,525   1,180     424      6      (229)      9,906
                                         -------  ------  ------  -----     -----     -------
Depreciation and amortization...........     (54)    (24)    (56)    (7)       --        (141)
Impairment and other charges............     (26)     (3)     (7)  (287)       --        (323)
Operating income (loss).................     (17)     11      57   (322)       --        (271)
Interest expense........................     (27)    (13)    (42)    (1)       --         (83)
Other income (expense)..................    (130)    (13)      2     (3)       --        (144)
Earnings (losses) from unconsolidated
  investments...........................      (6)      4      (2)    (3)       --          (7)
Income tax provision (benefit)..........     (65)     (3)      6   (115)       --        (177)
Net income (loss)....................... $  (115) $   (8) $    9  $(214)    $  --     $  (328)
Identifiable assets:
   Domestic............................. $16,831  $1,971  $6,380  $ 110     $  --     $25,292
   Canadian.............................     611     139      --     --        --         750
   European and other...................   2,894      --      --     53        --       2,947
Investments in unconsolidated affiliates     774     144      --     --        --         918
Capital expenditures and investments in
  unconsolidated affiliates.............    (331)    (22)    (43)   (13)       --        (409)


              See the Explanatory Note on the Table of Contents.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

           Dynegy's Segment Data for the Quarter Ended June 30, 2001
                                ($ in millions)

                                           WEN      DMS     T&D    DGC  Eliminations  Total
                                         -------  ------  ------  ----  ------------ -------
Unaffiliated revenues:
   Domestic............................. $ 7,666  $  580  $  328  $  2     $  --     $ 8,576
   Canadian.............................   1,188     327      --    --        --       1,515
   European and other...................     719      --      --     2        --         721
                                         -------  ------  ------  ----     -----     -------
                                           9,573     907     328     4        --      10,812
Intersegment revenues:
   Domestic.............................     264      68       8    --      (340)         --
                                         -------  ------  ------  ----     -----     -------
       Total revenues...................   9,837     975     336     4      (340)     10,812
                                         -------  ------  ------  ----     -----     -------
Depreciation and amortization...........     (44)    (20)    (43)   (6)       --        (113)
Operating income (loss).................     164      32      41   (39)       --         198
Interest expense........................     (22)    (14)    (31)   (1)       --         (68)
Other income (expense)..................      13      (6)     (1)   (6)       --          --
Earnings from unconsolidated investments      59       5      --    14        --          78
Income tax provision (benefit)..........      64       7       3   (12)       --          62
Net income (loss)....................... $   150  $   10  $    6  $(20)    $  --     $   146
Identifiable assets:
   Domestic............................. $15,056  $1,898  $3,679  $334     $  --     $20,967
   Canadian.............................     714     227      --    --        --         941
   European and other...................     715      --      --   201        --         916
Investment in unconsolidated affiliates.     728     161      --    25        --         914
Capital expenditures and investments in
  unconsolidated affiliates.............    (159)    (25)    (38)  (27)       --        (249)



              See the Explanatory Note on the Table of Contents.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

         Dynegy's Segment Data for the Six Months Ended June 30, 2002
                                ($ in millions)

                                            WEN      DMS     T&D    DGC   Eliminations  Total
                                          -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic.............................. $11,007  $1,674  $  894  $   6     $  --     $13,581
   Canadian..............................   1,430     592      --     --        --       2,022
   European and other....................   2,951      --      --      4        --       2,955
                                          -------  ------  ------  -----     -----     -------
                                           15,388   2,266     894     10        --      18,558
Intersegment revenues:
   Domestic..............................     314      74      21     --      (409)         --
                                          -------  ------  ------  -----     -----     -------
       Total revenues....................  15,702   2,340     915     10      (409)     18,558
                                          -------  ------  ------  -----     -----     -------
Depreciation and amortization............    (100)    (43)   (103)   (12)       --        (258)
Impairment and other charges.............     (26)     (3)     (7)  (287)       --        (323)
Operating income (loss)..................     156      42     151   (368)       --         (19)
Interest expense.........................     (56)    (23)    (80)    (3)       --        (162)
Other income (expense)...................    (124)    (11)      6    (10)       --        (139)
Earnings (losses) from unconsolidated
  investments............................      24       8      (2)   (48)       --         (18)
Income tax provision (benefit)...........     (18)      7      30   (145)       --        (126)
Income (loss) from operations............      18       9      45   (284)       --        (212)
Cumulative effect of change in accounting
  principle..............................      --      --      --   (256)       --        (256)
Net income (loss)........................ $    18  $    9  $   45  $(540)    $  --     $  (468)
Identifiable assets:
   Domestic.............................. $16,831  $1,971  $6,380  $ 110     $  --     $25,292
   Canadian..............................     611     139      --     --        --         750
   European and other....................   2,894      --      --     53        --       2,947
Investments in unconsolidated affiliates.     772     146      --     --        --         918
Capital expenditures and investments in
  unconsolidated affiliates..............    (421)    (53)    (72)   (41)       --        (587)


              See the Explanatory Note on the Table of Contents.

                                  DYNEGY INC.

             For the Interim Periods Ended June 30, 2002 and 2001

         Dynegy's Segment Data for the Six Months Ended June 30, 2001
                                ($ in millions)

                                            WEN      DMS     T&D    DGC  Eliminations  Total
                                          -------  ------  ------  ----  ------------ -------
Unaffiliated revenues:
   Domestic.............................. $15,710  $2,720  $  860  $  4     $  --     $19,294
   Canadian..............................   3,275     681      --    --        --       3,956
   European and other....................   1,726      --      --     4        --       1,730
                                          -------  ------  ------  ----     -----     -------
                                           20,711   3,401     860     8        --      24,980
Intersegment revenues:
   Domestic..............................     300     159      14    --      (473)         --
                                          -------  ------  ------  ----     -----     -------
       Total revenues....................  21,011   3,560     874     8      (473)     24,980
                                          -------  ------  ------  ----     -----     -------
Depreciation and amortization............     (87)    (40)    (83)  (10)       --        (220)
Operating income (loss)..................     339      84      92   (62)       --         453
Interest expense.........................     (40)    (27)    (60)   (3)       --        (130)
Other income (expense)...................     (24)    (11)     19    --        --         (16)
Earnings from unconsolidated investments.      90       6      --    14        --         110
Income tax provision (benefit)...........     115      19      20   (20)       --         134
Income (loss) from operations............     250      33      31   (31)       --         283
Cumulative effect of change in accounting
  principle..............................       2      --      --    --        --           2
Net income (loss)........................ $   252  $   33  $   31  $(31)    $  --     $   285
Identifiable assets:
   Domestic.............................. $15,056  $1,898  $3,679  $334     $  --     $20,967
   Canadian..............................     714     227      --    --        --         941
   European and other....................     715      --      --   201        --         916
Investments in unconsolidated affiliates.     728     161      --    25        --         914
Capital expenditures and investments in
  unconsolidated affiliates..............  (1,243)    (58)    (65)  (29)       --      (1,395)


              See the Explanatory Note on the Table of Contents.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. ("Dynegy" or the "Company") included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K"), as filed with the SEC. As discussed in the Explanatory Note on the Table of Contents, Dynegy intends to file amended reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for each of the three years in the period ended December 31, 2001, as well as each quarterly period contained therein. In addition, Dynegy intends to file amended Exchange Act reports for the quarters ended March 31, 2002 and June 30, 2002. Dynegy expects to file these amended reports with the SEC following completion of PricewaterhouseCoopers LLP's previously announced re-audit of Dynegy's 1999-2001 financial statements and, for the quarterly periods during 2002, PricewaterhouseCoopers' subsequent review of the interim financial statements for those periods. As a result of the three-year re-audit, there may be revisions to the Company's historical financial statements in addition to those described in the Explanatory Note on the Table of Contents and in Note 1 to the accompanying financial statements, some of which could be material.

   Dynegy is a global energy merchant. Through its owned and contractually controlled network of physical assets and its marketing, logistics and risk-management capabilities, the Company provides services to customers in North America, the United Kingdom and Continental Europe. Dynegy's operations are reported in four segments: Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC").

   Like many companies in the merchant energy industry, Dynegy has faced a number of challenges since the end of 2001. These challenges include, among others, the effects of contraction in the trading markets and downgrades in the Company's credit ratings on its ability to conduct its customer and risk-management business, a weak commodity price environment for natural gas and power, the impact of various legal proceedings and investigations involving Project Alpha, roundtrip trades and the Company's failed merger with Enron, increased collateralization requirements for the Company's commercial obligations resulting from downgrades in its credit ratings and the effect of these and other issues on public confidence in Dynegy's long-term business strategy and its ability to generate sustainable cash flows.

   Since the Company filed its first quarter 2002 Form 10-Q on May 15, 2002, Dynegy has announced a number of significant developments. On May 24, 2002, Dynegy announced that it received a subpoena from the U.S. Attorney's office in Houston requesting documents relating to the Company's transactions, including Project Alpha and the roundtrip trades with CMS Energy. On May 28, 2002, Dynegy announced that Charles L. Watson had resigned as its Chairman of the Board and Chief Executive Officer and that two of its Board members, Glenn F. Tilton and Daniel L. Dienstbier, respectively, had been appointed to fill those positions on an interim basis. On June 19, 2002, Dynegy announced that Robert D. Doty, Jr. had resigned as its Chief Financial Officer and that Louis J. Dorey had been appointed to fill that position. Also on June 19/th/, Dynegy announced a workforce reduction that affected approximately 325 employees.

   On June 24, 2002, Dynegy announced a $2 billion capital plan designed to enhance liquidity and reduce debt. Dynegy also announced that PricewaterhouseCoopers would re-audit Dynegy's 2001 financial statements as part of the previously announced 2001 restatement process. Dynegy further announced that its second quarter results were expected to include certain non-recurring pre-tax charges of up to $450 million related to the telecommunications business, severance expenses, consulting fees and other charges. On July 15, 2002, Dynegy

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

announced that it would adjust upward its previously disclosed estimated second quarter pre-tax charge from $450 million to $500 million as the result of an increase in an expected non-cash charge in the Company's natural gas marketing business. Dynegy also announced that it had requested PricewaterhouseCoopers to expand its re-audit to include the Company's 1999 and 2000 financial statements. On July 23, 2002, Dynegy announced that it was lowering its earlier fiscal year 2002 guidance for cash flow from operations to a range of $600 million to $700 million from its previous estimate of up to $1 billion. The Company attributed the reduction to a downturn in its customer and risk-management activities, partially the result of industry conditions, and lower-than-expected prices for power, natural gas and natural gas liquids. The Company also indicated that the previously announced $325 million mortgage bond offering by Illinois Power Company, its indirect wholly owned subsidiary ("IP"), had been terminated because of credit rating downgrades.

   These and other issues facing the Company have resulted in a precipitous decline in the Company's stock price and downgrades to the Company's credit ratings by all three major credit rating agencies to below investment grade. The Company's trading and commercial counterparties have also required additional postings of collateral or ceased conducting business with the Company. These actions, together with the general contraction in the trading markets, contributed to lower than anticipated operating results and cash flows during the second quarter 2002 and have materially adversely affected the Company's business and operating capabilities. Dynegy remains committed to addressing these issues. However, the Company's future financial condition will depend upon its ability to successfully execute its $2 billion capital plan. Important factors impacting Dynegy's ability to execute this plan and to otherwise continue its operations and achieve its business strategy include the following:

  . Dynegy's ability to address its significant financial obligations given its non-investment grade status and lack of borrowing capacity;

  . Dynegy's ability to rationalize its customer and risk-management business, either through the formation of a joint venture or the execution of an alternative strategy;

  . Dynegy's ability to generate sustainable cash flows from its assets and businesses;

  . ongoing investigations and litigation relating to Project Alpha, Black Thunder, the California power markets and roundtrip transactions;

  . confidence in Dynegy's financial reporting in light of the previously announced restatements and the ongoing re-audit of its 1999-2001 financial statements; and

  . Dynegy's ability to eliminate or further reduce net cash outflows associated with its telecommunications business.

   Please read "Liquidity and Capital Resources" for additional details with respect to these factors and "Uncertainty of Forward-Looking Statements and Information" for additional factors that could impact future operating results.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


                        LIQUIDITY AND CAPITAL RESOURCES

Capital Plan

   On June 24, 2002, Dynegy announced a $2 billion capital plan designed to enhance liquidity and reduce debt. These measures are in addition to the equity sales and capital expenditure reductions totaling approximately $1.25 billion previously achieved through its December 2001 capital plan. The new plan proposed removing $301 million in obligations triggered by declines in Dynegy's credit ratings, a $100 million reduction in capital expenditures, a sale or joint venture of a portion of Dynegy's ownership interest in Northern Natural and in its United Kingdom natural gas storage facilities, a proposed initial public offering of Dynegy Energy Partners L.P., a proposed $300-$400 million mortgage bond offering by IP, workforce reductions and certain other measures.

   As part of the capital plan, on June 27, 2002, Dynegy completed an amendment to the Catlin Associates, LLC minority interest transaction (also referred to as "Black Thunder"), which permanently removed a $270 million obligation which could have been triggered by declines in Dynegy's credit ratings. The amended agreement requires a subsidiary of Dynegy to amortize $275 million over the remaining three years of the transaction. The subsidiary has already paid approximately $73 million of the amortization. Quarterly maturities are approximately $20 million through the first quarter 2005. In addition, Dynegy agreed to grant mortgages on the midwest power generation assets covered by the transaction, post a letter of credit to secure a contingent obligation expiring on December 31, 2002 and make certain structural changes to enhance the security of the third-party lenders involved in the transaction. As a result of this amendment, $796 million related to Catlin Associates, LLC was reclassified from Minority Interest to debt on Dynegy's Condensed Consolidated Balance Sheets at June 30, 2002.

   On June 28, 2002, Dynegy completed a $250 million interim financing, which bears interest at LIBOR plus 1.75 percent. This loan matures in June 2003 and represents an advance on a portion of the proceeds from the expected sale of certain of the Company's United Kingdom natural gas storage facilities. Dynegy also completed a restructuring of the financing arrangements for West Coast Power, LLC ("West Coast Power"), a joint venture owned equally by Dynegy and NRG Energy, that resulted in the release of approximately $100 million in letters of credit that Dynegy had posted on behalf of West Coast Power. In connection with this restructuring, West Coast Power repaid bank borrowings that resulted in the permanent elimination of a $31 million net obligation which could have been triggered by declines in Dynegy's credit ratings.

   On July 15, 2002, Dynegy completed a $200 million interim financing, bearing interest at LIBOR plus 1.38 percent. This loan matures in January 2003 and is secured by interests in Dynegy's Renaissance and Rolling Hills merchant power generation facilities.

   Dynegy incurred upfront fees aggregating approximately $19 million in connection with the interim financings, Black Thunder amendment and West Coast Power transaction described above.

   In addition, on July 28, 2002 Dynegy entered into an agreement to sell Northern Natural Gas Company ("Northern Natural") to MidAmerican Energy Holdings Company ("MidAmerican") for $928 million in cash, subject to adjustment for working capital changes. Under the terms of this agreement, MidAmerican is expected to acquire all of the common and preferred stock of Northern Natural and to assume $950 million in outstanding Northern Natural debt. The transaction is expected to close in August 2002 and is subject to customary closing conditions, including expiration of the Hart-Scott-Rodino waiting period, and the continuation of certain

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

transition services to Northern Natural. The sale will eliminate approximately $800 million of Northern Natural debt on Dynegy's consolidated balance sheet.

   Following is a list of items that remain to be completed under Dynegy's original $2 billion capital plan:

  .   Closing of the pending sale of Northern Natural;

  . Sale or joint venture transaction of Dynegy's natural gas storage and gas processing facilities in the United Kingdom;

  .   Sale of additional assets totaling $200 million;

  . Issuance of $300-$400 million of IP mortgage bonds to repay or refinance existing obligations;

  . Initial public offering of Dynegy Energy Partners L.P., a newly formed master limited partnership expected to own and operate a portion of the Company's downstream natural gas liquids business; and

  . Consideration of an equity-like offering based on market conditions and the results of capital-enhancing transactions.

   The closing of the Northern Natural sale and the execution of the remaining elements of the Company's capital plan is expected to provide sufficient near-term liquidity for the Company. The remaining elements of the capital plan are subject to a number of risks including factors beyond the Company's control. These factors include, among others, market conditions for asset sales, the timeliness and ability to obtain required regulatory approvals, ongoing investigations and litigation, and the effect of commodity prices and continued contraction in the markets in which the Company operates, which may negatively impact its operating cash flow. Current conditions have caused the termination of a previously announced $325 million mortgage bond offering by IP and delayed the proposed initial public offering of Dynegy Energy Partners L.P. These conditions will also impact any potential capital-raising activities of Dynegy in the near future. In addition, Dynegy has previously announced its intention to rationalize its customer and risk-management business through a joint venture or another strategic alternative. Dynegy cannot guarantee that any of these planned transactions will be successfully completed or that if completed they will occur on terms that the Company currently anticipates.

Available Credit Capacity, Liquidity and Debt Maturities

   Dynegy is currently satisfying its capital requirements primarily with cash from operations, cash on hand and limited borrowings available under its revolving credit facilities. Dynegy currently does not have access to the commercial paper market and has only limited access to the capital markets due to its non-investment grade credit ratings, the ongoing re-audit of the Company's historical financial statements and other factors. Given these facts, Dynegy expects to continue to rely primarily on cash from operations, cash on hand and proceeds from its capital plan initiatives to fund its near-term obligations.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   The following table summarizes Dynegy's credit capacity and liquidity position at June 30, 2002:

                                                   Dynegy
                                           Dynegy Holdings Illinois Northern
                                   Total    Inc.    Inc.    Power   Natural
                                  -------  ------ -------- -------- --------
                                               ($ in millions)
    Total Credit Capacity........ $ 2,640  $ 300   $1,590   $ 300    $ 450
    Outstanding Loans............  (1,390)    --     (640)   (300)    (450)
    Outstanding Letters of Credit    (810)  (240)    (570)     --       --
                                  -------  -----   ------   -----    -----
    Unused Borrowing Capacity.... $   440  $  60   $  380   $  --    $  --
    Cash.........................     378     26      322      30       --
    Highly Liquid Inventory(1)...     214     --      214      --       --
                                  -------  -----   ------   -----    -----
    Total Available Liquidity.... $ 1,032  $  86   $  916   $  30    $  --
                                  =======  =====   ======   =====    =====

--------
(1) Consists principally of natural gas inventories that the Company believes could be monetized within 60 days based on current spot market prices.

   During July and August 2002, Dynegy repaid approximately $296 million in debt maturities and posted substantial additional collateral to support its business resulting in a reduction in total liquidity from June 30, 2002. The Company's total available liquidity as of August 12, 2002 was approximately $593 million, including approximately $330 million in cash, $52 million in available borrowing capacity and $211 million in highly liquid inventory. Completion of the Northern Natural sale should enable Dynegy to have sufficient time and financial resources to rationalize its customer and risk-management business through a joint venture or another strategic alternative, thereby reducing its capital requirements and enhancing its liquidity position.

   Dynegy's current liquidity levels and its dependence on the sale of Northern Natural and other elements of its capital plan for financing expose the Company to substantial risk. In the event that the Northern Natural sale is not completed or is significantly delayed or if other adverse developments impact cash liquidity, Dynegy may not be able to meet its near-term obligations. Over the longer term, particularly in the second quarter 2003 when Dynegy expects to have approximately $1.9 billion in debt maturities and in the fourth quarter 2003 when Dynegy has a redemption obligation with respect to $1.5 billion in preferred stock issued to ChevronTexaco, Dynegy's ability to meet its obligations will require the successful execution of remaining elements of the capital plan and the rationalization of its customer and risk-management business. Dynegy faces execution risk with respect to its capital plan and other strategies both in the near and longer term. If Dynegy is unable to complete the Northern Natural sale in the near term or other elements of its strategy prior to the second quarter 2003, it may be forced to consider other strategic alternatives or a possible reorganization under the protection of bankruptcy laws.

   As of August 12, 2002, the Company's debt and preferred stock maturities through December 31, 2003, inclusive of letters of credit issued under revolving credit facilities, were as follows: remainder of third quarter 2002--$14 million; fourth quarter 2002--$386 million (not including a $450 million secured line of credit at Northern Natural that will be assumed by MidAmerican in the sale of Northern Natural as further described above); first quarter 2003--$241 million; second quarter 2003--$1,856 million; third quarter 2003--$233 million; and fourth quarter 2003--$1,543 million (including $1.5 billion in Series B Mandatorily Convertible Redeemable Preferred Stock held by ChevronTexaco).

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


Trade Credit and Other Collateral Obligations

   During the second quarter 2002, Dynegy continued to experience increased demands to provide collateral in both its trading and other commercial operations. Counterparties have increased their collateral demands and, in some cases, have refused to transact little more than spot gas trades with Dynegy. Most commercial agreements typically include "adequate assurance" provisions or specific ratings triggers. Specific ratings triggers give counterparties the right to suspend or terminate credit if the Company's credit ratings fall below investment grade; "adequate assurance" provisions permit a counterparty to request adequate assurance (which is generally not specified in the agreement) of continued performance. Parties engaged in the customer and risk-management business, including Dynegy, are attempting to implement standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Dynegy has executed or is in the process of negotiating such agreements with a number of its trading partners.

   Dynegy's counterparties have historically relied upon DHI's investment grade credit rating to satisfy their credit support requirements. Prior to April 25, 2002, Dynegy had approximately $350 million in letters of credit posted in connection with its commercial operations. Since that date, Dynegy has posted approximately $910 million in additional cash and letters of credit to collateralize its commercial obligations. Outstanding letters of credit and cash collateral totaled approximately $1.26 billion as of August 12, 2002.

   As further described in Note 15 to the accompanying financial statements, following the closing of the Northern Natural sale, Dynegy has agreed to accelerate payment to the month of delivery for a portion of the natural gas sold to Dynegy by ChevronTexaco under the parties' gas purchase agreement, with the amount of the accelerated payment generally being equal to 75 percent of the value of the prior month's gas deliveries, after reduction pursuant to the parties' netting agreement. Upon consummation of the Northern Natural sale, the initial payment amount will be $187.5 million. The amount of the payment could change materially as a result of changes in commodity prices.

   As a result of downgrades to Dynegy's credit ratings, the Company received a request from Sithe/Independence Funding to provide adequate assurance for its obligations under a long-term tolling agreement, and three other related contracts, with the Sithe/Independence Power Project. The Company's annual payments under these arrangements approximate $66 million and the contracts extend through 2014. The Company has offered to post an additional amount of collateral as adequate assurance under the contracts. The Company has yet to reach agreement with Sithe/Independence Funding regarding a mutually acceptable amount of collateral. Sithe/Independence Funding has sent the Company a notice of default in this regard and the two parties are continuing to negotiate with regard to these issues.

   Dynegy intends to continue to manage its customer and risk-management business in a manner consistent with its liquidity position. In response to the decreasing liquidity in the trading markets and the actions of counterparties either requiring additional collateral or refusing to trade with the Company, Dynegy has reduced the level of its customer and risk-management business activities. The impact of this reduction in activities has adversely impacted earnings and cash flow. Accordingly, Dynegy is assessing alternative strategies for its customer and risk-management business. These alternatives include, among others, an independently rated joint venture comprising this business and potentially other complimentary assets or businesses. Dynegy's ability to execute a joint venture or other alternative transaction with respect to its customer and risk-management business will significantly affect its liquidity position and future results of operations. For example, if Dynegy were to contribute its customer and risk-management business to a joint venture with an investment grade credit rating and independently established trade credit, Dynegy's capital commitments with respect to that business would be significantly reduced. Similarly, a reduction in the size of this business would reduce Dynegy's capital commitments. However, the amount of this reduction will depend upon the Company's ability to execute such a transaction and the structure of any such transaction.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


Credit Rating Discussion

   Credit ratings impact the Company's ability to obtain short- and long-term financing, the cost of such financing and the execution of its commercial strategies, including counterparty confidence and the Company's ability to conduct its customer and risk-management business. In determining the Company's credit ratings, the rating agencies consider a number of factors. Quantitative factors that management believes are given significant weight include, among other things, EBITDA; operating cash flow; total debt outstanding; off balance sheet obligations and other commitments; fixed charges such as interest expense, rent or lease payments; payments to preferred stockholders; liquidity needs and availability; and various ratios calculated from these factors. Qualitative factors include, among other things, predictability of cash flows, business strategy, industry position, regulatory investigations and other contingencies. Although these factors are among those considered by the rating agencies, each agency may calculate and weigh each factor differently.

   Since the Company filed its first quarter 2002 Form 10-Q on May 15, 2002, all three major credit rating agencies have downgraded Dynegy's credit ratings. On June 24, 2002, following the announcement of Dynegy's new capital plan, Fitch, Inc. lowered its credit ratings for, and maintained its Ratings Watch Negative status on, Dynegy and its subsidiaries. The senior unsecured debt of Dynegy and Dynegy Holdings was downgraded to "BB+," which is below investment grade. Fitch subsequently downgraded the senior unsecured debt ratings of Dynegy and Dynegy Holdings to "BB-" and then to "B," which is five notches below investment grade. Fitch stated that these ratings actions were based on a continued weakening in Dynegy's credit profile and concerns over Dynegy's ability to generate sustainable cash flows and to execute its $2 billion capital plan.

   On June 25, 2002, Standard & Poor's Rating Services lowered its ratings on Dynegy and its subsidiaries and stated that these ratings would remain on CreditWatch with negative implications. Standard & Poor's lowered its long-term corporate credit ratings of Dynegy and its subsidiaries to "BBB-," its lowest investment grade credit rating. Standard & Poor's subsequently lowered its long-term corporate credit ratings of Dynegy and its subsidiaries to "BB" and then to "B+," which is four notches below investment grade. Standard & Poor's stated that these ratings actions reflected pronounced erosion in Dynegy's core merchant energy business, including the unwillingness of counterparties to transact in little more than spot gas trades with Dynegy, and Dynegy's failure to provide sustainable cash flow necessary for investment grade status.

   On June 28, 2002, Moody's Investors Service lowered its ratings on Dynegy and its subsidiaries and stated that the ratings outlook remained negative. The senior unsecured debt of Dynegy Holdings was downgraded from "Baa3" to "Ba1," which is below investment grade. Moody's subsequently lowered its senior unsecured debt ratings on Dynegy to "B3," which is six notches below investment grade, and DHI to "B1," which is four notches below investment grade. Moody's stated that these ratings actions were based on continuing concerns over Dynegy's liquidity and operating cash flow, increased amounts of secured debt and the expectation that future renewals of existing bank debt will likely be done on a secured basis, effectively subordinating DHI's senior unsecured lenders.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   As of August 12, 2002, Dynegy's credit ratings, as assessed by the three major credit rating agencies, were as follows:

         Rated Enterprises             Standard & Poor's Moody's Fitch
         -----------------             ----------------- ------- -----
         Senior Unsecured Debt Rating:
            Dynegy Inc.(1)............        B-           B3      B
            Dynegy Holdings Inc.(2)...        B-           B1      B
            Illinois Power(3).........        *            Ba3     B
            Illinova Corporation(4)...        B-           B1      B
            Northern Natural..........        B+           B3      B
         Senior Secured Debt Rating:
            Illinois Power............        B+           Ba2    BB-

--------
 * Not rated.
(1) Dynegy Inc. is the parent holding company. This entity generally provides financing to the enterprise through issuance of capital stock.
(2) Dynegy Holdings Inc. is the primary debt financing entity for the enterprise. This entity is a subsidiary of Dynegy Inc. and is a holding company that includes substantially all of the operations of the WEN and DMS business segments and Northern Natural, which is reported in the T&D segment.
(3) This entity includes the Company's regulated transmission and distribution business in Illinois.
(4) Illinova Corporation is the holding company for Illinois Power and is no longer used to raise capital.

   The recent downgrades in Dynegy's credit ratings have caused further reductions in the amount of trade credit extended by Dynegy's counterparties. Counterparties have generally increased their collateral demands relating to Dynegy's trading and commercial obligations. Counterparties in Dynegy's customer and risk-management business have refused to trade or are unwilling to transact little more than spot gas trades with the Company. See "Trade Credit and Other Collateral Obligations" discussion above. Additionally, Dynegy's non-investment grade status has limited and will likely continue to limit significantly its ability to refinance its debt obligations and to access the capital markets and will likely increase the borrowing costs incurred by the Company in connection with any refinancing activities. The Company's financial flexibility is likely to be reduced as a result of, among other things, restrictive covenants and other terms typically imposed on non-investment grade borrowers.

Financing Trigger Events

   Dynegy's debt instruments and other financial obligations include routine provisions, which, if not met, could require early payment, additional collateral support or similar actions. For Dynegy, these trigger events include leverage ratios, insolvency events, defaults on scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Dynegy does not currently have any trigger events tied to specified credit ratings or stock price in its debt instruments and has not executed any transactions that require it to issue equity based on credit rating or other trigger events.

Capital Leases

   In response to the initiatives currently underway at the FASB, on June 28, 2002 the Company unilaterally undertook actions, the effect of which altered the accounting for some of its existing lease obligations and anticipated lease obligations relating to assets under construction. These actions included the delivery of

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

guarantees of lessor debt in certain existing leases of power generation facilities. In addition, the Company notified certain lenders of its intent to purchase power generation facilities that are currently under construction and that were expected to be placed in synthetic leases upon completion of their construction. As a result of these actions, approximately $528 million of obligations due in 2005 to 2007 were brought on-balance sheet. This non-cash action resulted in an increase to Property, Plant and Equipment and a corresponding increase in Long-Term Debt on the Company's June 30, 2002 Condensed Consolidated Balance Sheet. These obligations were previously reported as lease obligations in the footnotes to the Company's financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the Form 10-K. In addition, actions taken by the Company relating to assets under construction required the reclassification of approximately $673 million from Prepayments and Other Assets to Property, Plant and Equipment on the Company's June 30, 2002 Condensed Consolidated Balance Sheet. Property under capital leases of $528 million is included in Property, Plant and Equipment and is amortized over the useful life of the asset, which approximates 40 years.

                                 OTHER MATTERS

California Market/West Coast Power

   Dynegy and NRG Energy each own 50 percent of West Coast Power, a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets independently, as a wholesale marketer of gas and power. Substantially all of Dynegy's direct sales made in California represent bilateral sales made to creditworthy counterparties. Through its interest in West Coast Power, Dynegy has credit exposure for past transactions to certain state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power currently sells directly to the California Department of Water Resources ("DWR") pursuant to other bilateral agreements.

   As described in Note 13 to the accompanying financial statements, on February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. The FERC recently set these complaints for evidentiary hearing. The hearing, however, is being held in abeyance pending completion of settlement talks. While West Coast Power continues in good faith negotiations with the State of California on reforming the terms of its DWR contract, settlement ultimately may not be possible. If a hearing on the contracts entered into by West Coast Power or others is necessary, the first phase of the hearing will be limited to the question of whether the California real-time market adversely affected the long-term bilateral markets. Please read Note 11, "Commitments and Contingencies," to the Form 10-K and Note 13 to the accompanying financial statements for additional discussion of the Company's activities in the California power market.

   As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At June 30, 2002, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $208 million. Management is continually assessing Dynegy's exposure, as well

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

as its exposure through West Coast Power, relative to its California receivables and establishes and maintains reserves as necessary.

Dividend Policy

   In further support of the Company's $2 billion capital plan, Dynegy's Board of Directors has elected not to pay a dividend on Dynegy's Class A or Class B common stock for the third quarter 2002. Payments of dividends for subsequent periods will be at the discretion of the Board of Directors, but Dynegy does not foresee reinstating the dividend in the near term. During the six-month periods ended June 30, 2002 and 2001, the Company paid approximately $55 million and $49 million in cash dividends, respectively, on common stock.

New Power Plants

   In the second quarter 2002, Dynegy started commercial operation at three new merchant power plants in Kentucky and Michigan. The combined generating capacity of the facilities is 1,510 MW. These three peaking facilities will sell the power generated through the East Central Area Reliability Council and other regions of the country.

Recent Accounting Pronouncements


   See Note 4 to the accompanying financial statements for a discussion of recently issued accounting pronouncements that could affect the Company. Additionally, the following further describes proposed rules that are likely to affect the Company if they are issued.

   EITF Issue 02-3. In June 2002, the EITF reached consensus on two of three issues presented in EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." First, the Task Force concluded that all mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement, irrespective of whether the contract is physically or financially settled. In addition, the Task Force concluded that an entity should disclose the gross transaction volumes for those energy trading contracts that are physically settled. Beginning in the third quarter of 2002, Dynegy will present all mark-to-market gains and losses on a net basis and will expand its volumetric disclosures to comply with the consensus. Additionally, in accordance with the transition provisions in the consensus, comparative financial statements will be conformed to meet the requirements mandated by the Task Force. It is estimated that this accounting change will reduce Dynegy's reported revenues
and cost of sales by as much as    85 percent in any given period. The change
in accounting classification will have no impact on operating income, net income, earnings per share or cash flow from operations.

   The second consensus reached by the Task Force related to required disclosures regarding energy trading operations. The Task Force agreed to clarify the application of APB Opinion No. 22, "Disclosure of Accounting Policies" and SOP 94-6, "Disclosure of Significant Risks and Uncertainties" to an entity's energy trading operations by requiring that entities disclose the applicability of EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the types of contracts that are accounted for as energy trading contracts, a description of the methods and significant assumptions used to estimate the fair value of various classes of energy trading contracts and the sensitivity of its estimates to changes in the near term. The Task Force indicated that additional disclosure regarding the fair value of contracts, aggregated by source or method of estimating fair value and by maturity date, would also be meaningful. The Company will assess its disclosures with respect to these matters.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   The third issue addressed by the Task Force in EITF Issue 02-3 deals with the recognition of unrealized gains and losses at inception (commonly referred to as dealer profit) of an energy trading contract. The Task Force reached no consensus on this issue and the issue was assigned to a working group for resolution by no later than the end of the calendar year. Inherent in these discussions is the fundamental conclusion of whether and when an enterprise should use valuation models for the purpose of valuing energy contracts that are transacted in regions or in periods which lack significant trading activity (i.e., market liquidity).

   Consistent with SFAS No. 107, SFAS No. 125, and SFAS No. 133, EITF Issue No. 98-10 footnote 2, stated that quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measuring transactions, if available. The footnote further states that if a quoted market price is unavailable, the estimate of fair value shall be based on the best information available in the circumstances. The estimate of fair value shall consider prices for similar energy contracts and the results of valuation techniques to the extent available. Those techniques shall incorporate assumptions that market participants would use in their estimates of values, future revenues, future expenses, interest rates, default risk, prepayment risk, and volatility. The guidance goes on to explain that examples of valuation techniques include the present value of expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

   In EITF Issue No. 00-17, the Task Force reiterated its consensus that energy contracts, including energy-related contracts, that are within the scope of EITF Issue No. 98-10 should be reported at fair value on a stand-alone, or individual contract, basis. In Issue No. 00-17, the Task Force declined to specify whether any specific measurement techniques for estimating fair value of individual contracts should be considered unacceptable or to proscribe any specific valuation methodologies. Rather, the Task Force reiterated that the estimate of fair value should be based on the best information available in the circumstances. The Task Force stated in Issue No. 00-17 that:

  . The price at which an energy contract is exchanged normally is its initial fair value;

  . Current market transactions also may provide evidence for recognition of dealer profit;

  . When available, current market transactions provide the basis for estimating subsequent changes in fair value;

  . Valuation models, including option pricing models, should be used only when market transactions are not available to evidence fair values; and

  . When valuation models are used, the best information available would consider, but is not limited to, recent spot prices and forward prices, and for option pricing models, the volatility implied by recent transactions, when available, or the historical volatility of the commodities and/or services underlying the contract.

   As stated previously, a working group of the Task Force was assigned the task of definitively resolving this issue by the end of the calendar year. However, upon issuing the EITF minutes of the June 19 - 20 EITF meeting (which meeting included a discussion of Issue No. 02-3), the FASB staff stated that it will continue to hold the view that EITF 98-10 and 00-17 do not allow for recognition of dealer profit (i.e., unrealized gain or loss at inception of a transaction) unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties.

   Dynegy has consistently employed modeling valuation techniques consistent with those described in Issues 98-10 and 00-17 as a means of adhering to the fair value accounting model prescribed by authoritative literature

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

for certain parts of its business operations. The businesses affected, the models employed and the assumptions underlying these models are disclosed in Dynegy's annual report on Form 10-K for the year ended December 31, 2001.

   Management is uncertain as to how the working group will resolve issues related to recognition of dealer profit. Further, it is unclear how the working group will address dealer profit and the accounting transition resulting from adoption of new guidance. Three transition alternatives exist in practice. These transition alternatives include: (a) a retroactive restatement to eliminate dealer profit recognized in previous periods; (b) a cumulative effect adjustment for a change in accounting principle, which eliminates the recognition of previous periods' dealer profit in the current period; or, (c) as a prospective change, eliminating the recognition of dealer profit on future transactions but leaving past transactions unaffected. Finally, it is unclear whether the scope of the working group's activities will include a comprehensive conclusion regarding the appropriateness of the use of models as a fundamental method for valuing transactions when market quotations are unavailable. Should the Task Force issue definitive guidance on any one or all of these issues, it will impact Dynegy. However, the extent of the financial impact to Dynegy, if any, cannot be predicted with any degree of certainty until the scope of the Task Force's conclusion is known and the transition alternative is mandated. If the Task Force prefers a retroactive or a cumulative effect transition alternative, then Dynegy's historical financial position and results of operations will be impacted negatively. If the Task Force prefers a prospective transition alternative, then Dynegy's current financial position will be unaffected and the impact to future operations in the near term is not expected to be material (largely as a result of a reduction in these types of transactions in the marketplace). As an order of magnitude, approximately $419 million of assets valued using models are included in Dynegy's net risk management assets at June 30, 2002.

   EITF Issue 01-08. The EITF is deliberating the issue of when an energy-related contract under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," is a lease. This issue impacts the accounting for tolling arrangements that are considered energy-related contracts. A working group has been formed to assess the implications of this issue and their work is continuing. The working group agreed that the evaluation of whether an arrangement conveys the right to use property, plant, or equipment should be based on the substance of an arrangement and that the property that is the subject of a lease must be specified (explicitly or implicitly) either at inception of the arrangement or at the beginning of the lease term. The working group generally agreed that when property, plant, or equipment is explicitly identified and the benefits of the property, plant, or equipment are conveyed based on the passage of time, the arrangement is likely a lease. The difficulty in determining whether an arrangement is a lease arises when the property, plant, or equipment is not explicitly identified and/or the benefits of property, plant, or equipment are conveyed based on the output of the property, plant, or equipment. Management is uncertain as to how the working group will conclude on this issue but will continue to assess the potential impact to the Company as more definitive guidance from the working group is made public.

                            ACCOUNTING METHODOLOGY

   The Company has identified three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the portrayal of Dynegy's financial position and results of operations. These policies include the accounting for long-lived assets, the evaluation of counterparty credit and other similar risks and revenue recognition. See Note 3 to the financial statements included in the Form 10-K for a discussion of the process surrounding the evaluation of counterparty credit and other similar risks. For disclosure on the Company's accounting for long-lived assets and revenue recognition, refer to Note 2 to the financial statements included in the Form 10-K. Accounting methodology and application of accounting methodologies are more fully described in the Form 10-K.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


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

   The potential for changes in the market value of Dynegy's commodity, interest rate and currency portfolios is referred to as "market risk." A description of each market risk category is set forth below:

  . Commodity price risks result from exposures to changes in spot rates, forward prices and volatilities in commodities, such as electricity, natural gas, coal, NGLs, crude oil and other similar products;

  . Interest rate risks primarily result from exposures to changes in the level, slope and curvature of the yield curve and the volatility of interest rates; and

  . Currency rate risks result from exposures to changes in spot rates, forward rates and volatilities in currency rates.

   Dynegy seeks to manage these market risks through diversification, controlling position sizes and executing hedging strategies. The ability to manage an exposure may, however, be limited by adverse changes in market liquidity or other factors.

   Valuation Criteria and Management Estimates. As more fully described in the Form 10-K, Dynegy utilizes a fair value accounting model for certain aspects of its operations as required by generally accepted accounting principles. The net gains or losses resulting from the revaluation of these contracts during the period are recognized currently in the Company's results of operations. For financial reporting purposes, assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short- or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statement of operations. Transactions that have been realized and settled are currently reflected gross in revenues and cost of sales. Upon adoption of EITF 02-3, effective for the third quarter 2002, realized and settled amounts will be reflected net in the income statement.

   Dynegy estimates the fair value of its marketing portfolio using a liquidation value approach assuming normal liquidity. The estimated fair value of the portfolio is computed by multiplying all existing positions in the portfolio by estimated mid-market prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market risks.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   Dynegy's forward power price curves are derived by modeling a combined cycle gas facility as a "spark spread" in the calculation of required cost of capital returns. This assumption is based on the premise that a portfolio manager would be indifferent to holding these two assets and is reflective of how Dynegy manages its own portfolio of physical and financial positions. Dynegy's modeling methodology has been consistently applied during the quarters ended June 30, 2002 and March 31, 2002 and the three years in the period ended December 31, 2001.

                Market Information         Generating Facility
                                               Information
               Natural Gas Location
                       Prices                Inflation Rates
               Natural Gas Location      Capital and Operational
                  Market Volatility               Costs
              Natural Gas Volatility
                      Forecast            Economic Growth Rates
             Power Volatility Factors   Impact of Temperature and
                                                Altitude
              Monthly On and Off Peak        Local Taxes and
                    Curve Shapes        Environmental Restriction
               Regional Correlation
                     Assessments        Industry Cost of Capital
               Supply/Demand Balance

   Dynegy's cost-based pricing models depend on extensive, region specific studies regarding the cost of new generation, as well as detailed proprietary competitive intelligence on new generation additions, retirements and estimates of regional power demand growth. Dynegy believes its pricing models are based on reasonable and sound assumptions. Risks associated with these assumptions include actual versus estimated regional supply/demand balance, the accuracy of cost and cost of capital estimates and assumptions regarding the preferred future technologies and regulatory factors that could impact the continued formation of competitive markets. As with pricing curves derived from quoted market prices, the application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary significantly, either positively or negatively, from the estimated values.

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

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   Risk-Management Asset and Liability Disclosures. The following tables depict the mark-to-market value and cash flow components of the Company's net risk-management assets and liabilities at June 30, 2002 and December 31, 2001:

              Net Risk-Management Asset and Liability Disclosures

                                                   Total 2002(3) 2003 2004 2005  2006 Thereafter
                                                   ----- ------- ---- ---- ----  ---- ----------
                                                                  ($ in millions)
Mark-to-Market Value of Risk-Management Assets and
  Liabilities(1):
   June 30, 2002(2)............................... $639   $   3  $93  $38  $ (1) $58     $448
   December 31, 2001..............................  678     460   33   20   (18)  29      154
                                                   ----   -----  ---  ---  ----  ---     ----
Increase (Decrease)............................... $(39)  $(457) $60  $18  $ 17  $29     $294
                                                   ====   =====  ===  ===  ====  ===     ====

--------
(1) The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges, which are included in other comprehensive income (a component of Stockholders' Equity). The net risk-management assets of $623 million on the Condensed Consolidated Balance Sheet include the $639 million herein as well as emission allowance credits, other comprehensive income balances and other non-trading amounts.
(2) Excluding the impact of Project Alpha, net risk-management assets and liabilities would have been as follows: Total--$958 million, 2002--$48 million, 2003--$182 million, 2004--$123 million, 2005--$80 million,
    2006--$77 million and Thereafter--$448 million. See Note 1 to the accompanying financial statements.
(3) Amounts represent July 1 to December 31, 2002 values in the June 30, 2002 row and January 1 to December 31, 2002 values in the December 31, 2001 row.

   The increases (decreases) in the Net Risk Management Asset and Liabilities were impacted by the following:

  . A net deferral of the anticipated timing of cash inflows totaling $95 million from the 2002 through 2004 time periods to beyond 2006 related to long-term natural gas storage transactions. The change in the timing of cash inflows on these transactions results from the decision to extend the term of the contract through 2007;

  . The realization of approximately $338 million of cash related to contracts settled during the first and second quarters of 2002;

  . The execution in the first quarter of 2002 of a large power origination transaction, which increased anticipated cash inflows beyond 2006 by $114 million; and

  . The impact of the recognition of other net mark-to-market gains, change in reserves, changes in interest rates and changes in foreign exchange rates and their related impact on the discounted value of the portfolio and related annual cash flow amounts.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


              Net Risk-Management Asset and Liability Disclosures

                             Six Months  Six Months
                               Ended       Ended
                              June 30,  December 31, Total
                                2002        2002     2002   2003 2004 2005 2006 Thereafter
                             ---------- ------------ -----  ---- ---- ---- ---- ----------
                                                    ($ in millions)
Cash Flow of Risk-Management
  Assets and Liabilities(1):
   June 30, 2002(2).........    $338        $26      $ 364  $115 $51  $ 5  $75    $1,079
   December 31, 2001........                           496    55  40   (2)  53       330
                                                     -----  ---- ---  ---  ---    ------
Increase (Decrease).........                         $(132) $ 60 $11  $ 7  $22    $  749
                                                     =====  ==== ===  ===  ===    ======

--------
(1) The cash flow value reflects realized cash flows for the remaining periods for the six months ended June 30, 2002 and anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position and have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges, which are included in other comprehensive income (a component of Stockholders' Equity) as well as emission allowance credits and other non-trading amounts.
(2) Excluding the impact of Project Alpha, the cash flows would have been as follows: six months ended December 31, 2002--$71 million; 2003--$206 million; 2004--$142 million; 2005--$97 million; 2006--$105 million; and
    Thereafter--$1,079 million. See Note 1 to the accompanying financial statements.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   The following table provides a reconciliation of the risk-management data on the balance sheet, statement of operations and statement of cash flows ($ in millions):

                                                                                     As of and for
                                                                                        the Six
                                                                                        Months
                                                                                         Ended
                                                                                     June 30, 2002
                                                                                     -------------
Balance Sheet Risk-Management Accounts
Fair value of portfolio at January 1, 2002..........................................     $ 751
Risk-management gains recognized through the income statement in the period, net(1).       208
Cash received related to contracts settled in the period, net.......................      (338)
Changes in fair value as a result of a change in valuation technique(2).............        --
Non-cash adjustments and other......................................................         2
                                                                                         -----
Fair value of portfolio June 30, 2002...............................................     $ 623
                                                                                         =====
Income Statement Reconciliation
Risk-management gains recognized through the income statement in the period, net....     $ 208
Physical business recognized through the income statement in the period, net........       (30)
Non-cash adjustments and other......................................................        (2)
                                                                                         -----
Net recognized operating margin(3)..................................................     $ 176
                                                                                         =====
Cash Flow Statement
Cash received related to risk-management contracts settled in the period, net.......     $ 338
Estimated cash paid related to physical business settled in the period, net.........       (30)
Timing and other, net(4)............................................................       (34)
                                                                                         -----
Cash received (paid) during the period..............................................     $ 274
                                                                                         =====
Risk Management cash flow adjustment for the six-month period ended June 30, 2002(5)     $  98
                                                                                         =====

--------
(1) This amount includes approximately $140 million which represents management's estimate of the initial value of new contracts entered into in the six months ended June 30, 2002.
(2) Dynegy's modeling methodology has been consistently applied period over period.
(3) This amount consists primarily of the customer and risk-management portion of WEN's operating income before the deduction of Depreciation and Amortization, Impairment and Other Charges and General and Administrative Expenses.
(4)  Primarily represents cash paid for emission credits and physical inventory utilized in customer and risk-management business.
(5) This amount is calculated as "Cash received (paid) during the period" less "Net recognized operating margin."

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above. Approximately 35 percent of Dynegy's net risk-management asset value at June 30, 2002 was determined by market quotations or validation against industry posted prices. This is a significant reduction from the December 31, 2001 amount of 83 percent and March 31, 2002 amount of 55 percent. The percentage reduction resulted from a significant realization of cash during the six-month period, a significant power origination transaction during the first quarter, the impact of reduced industry liquidity on the portfolio and a transfer of $105 million of cash flows from Other External Sources to Prices Based on Models. At June 30, 2002, the Company was unable to validate the pricing of certain transactions against external sources, as the merchant energy industry is currently experiencing reduced energy trading and wholesale origination activity associated with low market liquidity. The Company will continue to assess the liquidity of the market as a prolonged downturn in transaction volumes in the industry as a whole or within specific regions could result in further reduction in the availability of market quotations.

                     Net Fair Value of Marketing Portfolio

                                                          Total 2002(1) 2003 2004 2005  2006  Thereafter
                                                          ----- ------- ---- ---- ----  ----  ----------
                                                          ($ in millions)
             Market Quotations(2)........................ $110    $ 3   $51  $(1) $(85) $(20)    $162
             Other External Sources(3)...................  110     --    42   39    25    (1)       5
                                          -               ----    ---   ---  ---  ----  ----     ----
             Market Quotations and Other External Sources  220      3    93   38   (60)  (21)     167
             Prices Based on Models(4)...................  419     --    --   --    59    79      281

--------
(1) Amount represents July 1 to December 31, 2002 values.
(2) Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.
(3) Mid-term prices validated against industry posted prices.
(4) See discussion of the Company's use of long-term models in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the Form 10-K.

   The Company is evaluating the possibility of presenting the Net Fair Value of the Marketing Portfolio in two categories, "Market Quotations and Other External Sources" and "Prices Based on Models" beginning in the third quarter 2002.

   Value at Risk ("VaR"). In addition to applying business judgment, senior management uses a number of quantitative tools to manage the Company's exposure to market risk. These tools include:

  . Risk limits based on a summary measure of market risk exposure, referred to as VaR; and

  . Stress and scenario analyses performed daily that measure the potential effects of various market events, including substantial swings in volatility factors, absolute commodity price changes and the impact of interest rate and foreign exchange rate movements.

   The modeling of the risk characteristics of Dynegy's marketing portfolio involves a number of assumptions and approximations. Dynegy estimates VaR using a JP Morgan RiskMetrics(TM) approach assuming a one-day holding period. Inputs for the VaR calculation are prices, positions, instrument valuations and the variance-covariance matrix. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


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

   In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in one hundred statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. The Company has also disclosed an average VaR for the quarters ended June 30, 2002 and December 31, 2001 in order to provide context around the one-day amounts.

   The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio:

                 Daily and Average VaR for Marketing Portfolio

                                                              June 30, December 31,
                                                                2002       2001
                                                              -------- ------------
                                                                 ($ in millions)
One Day VaR--95% Confidence Level............................   $16        $18
                                                                ===        ===
One Day VaR--99% Confidence Level............................   $23        $26
                                                                ===        ===
Average VaR for the Year-to-Date Period--95% Confidence Level   $19        $12
                                                                ===        ===

   The increase in Average VAR from December 31, 2001 is due primarily to the long-term power origination transactions executed in the first quarter 2002 and to increased volatility in the second quarter 2002 due to volatility of power prices in the summer months as compared to the entire year of 2001.

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

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   Dynegy's industry has historically operated under negotiated credit lines for physical delivery contracts. Dynegy's Credit Department, based on guidelines set by Dynegy's Credit Policy Committee, establishes Dynegy's counterparty credit limits. For collateralized transactions, the Company also evaluates potential exposure over a shorter collection period and gives effect to the value of collateral received. The Company further seeks to measure credit exposure through the use of scenario analyses and other quantitative tools. Dynegy's credit management systems monitor current and potential credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates. Recent events in the merchant energy industry have affected historical credit activities in the industry. Please read "Trade Credit and Other Collateral Obligations" above.

   The following table displays the value of Dynegy's marketing portfolio, inclusive of hedging activities, at June 30, 2002 (in millions):

                Investment Grade Credit Quality.......... $ 657
                Below Investment Grade Quality or Unrated   174
                                                          -----
                Value of portfolio before reserves.......   831
                Credit and market reserves...............  (192)
                                                          -----
                                                            639
                Other(1).................................   (16)
                                                          -----
                Net risk-management assets(2)............ $ 623
                                                          =====

--------
(1) Amount represents emission allowance credits, other comprehensive income balances and other non-trading amounts.
(2) Represents amounts included in "Current Assets-Assets from Risk Management Activities," "Other Assets--Assets from Risk-Management Activities," "Current Liabilities--Liabilities from Risk-Management Activities," and "Other Liabilities--Liabilities from Risk-Management Activities" on the Condensed Consolidated Balance Sheet.

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

   The following table sets forth the daily and average VaR associated with the interest rate component of the marketing portfolio. Dynegy seeks to manage its interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of June 30, 2002 and December 31, 2001 and are reflected in the table below.

      Daily and Average VaR on Interest Component of Marketing Portfolio

                                                              June 30, December 31,
                                                                2002       2001
                                                              -------- ------------
                                                                 ($ in millions)
One Day VaR--95% Confidence Level............................   $0.2       $1.6
                                                                ====       ====
Average VaR for the Year-to-Date Period--95% Confidence Level   $0.5       $1.6
                                                                ====       ====

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   The decrease in One Day VaR is due to the timing of removing positions with Enron from the Company's portfolio at the end of December 2001 and not changing the hedge positions until early January 2002. The decrease in Average VaR is due to the impact of the Company's hedging program since the entire six months of 2002 were under this program that was initiated in November 2001.

   In addition to the marketing portfolio, the Company is exposed to fluctuating interest rates as it relates to other variable rate financial obligations. Based on sensitivity analysis as of June 30, 2002, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or (lower)) over the twelve months ended June 30, 2003 would (decrease) increase income before taxes by approximately $20 million. Hedging instruments executed to mitigate such interest rate exposure are included in the sensitivity analysis.

   Foreign Currency Exchange Rate Risk. Foreign currency risk arises from the Company's investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of risk management transactions with customers in countries outside the U.S. Management continually monitors its exposure to fluctuations in foreign currency exchange rates. When possible, contracts are denominated in or indexed to the U.S. dollar, or such risk may be hedged through debt denominated in the foreign currency or through financial contracts. At June 30, 2002, the Company's primary foreign currency exchange rate exposures were the United Kingdom Pound, Canadian Dollar, European Euro and Norwegian Kroner.

   The following table sets forth the daily and average foreign currency exchange VaR. Hedging instruments executed to mitigate such foreign currency exchange exposure are included in the VaR as of June 30, 2002 and December 31, 2001 reflected in the table below.

                Daily and Average Foreign Currency Exchange VaR

                                                                                       June 30, December 31,
                                                                                         2002       2001
                                                                                       -------- ------------
                                                                        ($ in millions)
                         One Day VaR--95% Confidence Level............................   $0.7       $0.6
                                                                     =                   ====       ====
                         Average VaR for the Year-to-Date Period--95% Confidence Level   $0.4       $1.1
                                                                     =                   ====       ====

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   Derivative Contracts. The absolute notional financial contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows at June 30, 2002 and December 31, 2001, respectively:

                      Absolute Notional Contract Amounts

                                                                            June 30, December 31,
                                                                              2002       2001
                                                                            -------- ------------
Natural Gas (Trillion Cubic Feet)..........................................   17.087    11.936
Electricity (Million Megawatt Hours).......................................  149.830    77.997
Natural Gas Liquids (Million Barrels)......................................    2.920     5.655
Crude Oil (Million Barrels)................................................   37.250        --
Weather Derivatives (In thousands of $/Degree Day)......................... $    224   $   190
Coal (Millions of Tons)....................................................      9.8      18.5
Variable Rate Financial Obligation Interest Rate Swaps (In Millions of U.S.
  Dollars)................................................................. $  2,000   $    --
Weighted Average Fixed Interest Rate Paid (Percent)........................    2.755        --
Fair Value Hedge Interest Rate Swaps (In Millions of U.S. Dollars)......... $    626   $   206
Fixed Interest Rate Received on Swaps (Percent)............................    5.619     5.284
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars)....... $    626   $   206
Fixed Interest Rate Paid (Percent).........................................    5.643     5.310
U.K. Pound Sterling (In Millions of U.S. Dollars).......................... $    764   $   906
Average U.K. Pound Sterling Contract Rate (In U.S. Dollars)................ $  1.430   $ 1.423
Euro (In Millions of U.S. Dollars)......................................... $     27   $    18
Average Euro Contract Rate (In U.S. Dollars)............................... $  0.930   $ 0.886
Canadian Dollar (In Billions of U.S. Dollars).............................. $  1.141   $ 1,395
Average Canadian Dollar Contract Rate (In U.S. Dollars).................... $  0.640   $ 0.644

                             RESULTS OF OPERATIONS

   Provided below are a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and six-month periods ended June 30, 2002 and 2001. For segment reporting purposes, all general and administrative expenses incurred by Dynegy on behalf of its subsidiaries are charged to the applicable subsidiary as incurred. Dynegy allocates indirect general and administrative expenses to its subsidiaries using a two-step formula that considers both payroll expense and the net book value of property, plant and equipment. Interest expense incurred by Dynegy on behalf of its subsidiaries is allocated based on the subsidiaries' debt to equity relationship. Other income (expense) items incurred by Dynegy on behalf of its subsidiaries are allocated equally among sub-components of the four segments.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   The reconciliation from reported net income (loss) and EPS to recurring net income (loss) and EPS, adjusted for the impact of non-recurring special charges, is as follows:

                                          Three Months Ended June 30,  Six Months Ended June 30,
                                          --------------------------- ---------------------------
                                               2002          2001          2002          2001
                                          -------------  ------------ -------------  ------------
                                          Income                      Income
                                          (Loss)   EPS   Income  EPS  (Loss)   EPS   Income  EPS
                                          ------ ------  ------ ----- ------ ------  ------ -----
Net Income (Loss) and EPS, as
 reported(1)............................. $(328) $(0.92)  $146  $0.43 $(468) $(1.33)  $285  $0.84
Impairment of communications
 assets(2)...............................   212    0.58     --     --   256    0.70     --     --
Severance(3).............................    24    0.07     --     --    24    0.07     --     --
Natural gas marketing charge(4)..........    80    0.22                  80    0.22
Loss on gas delivery commitment(5).......    --      --     --     --    13    0.04     --     --
Cumulative effect of change in accounting
 principle(6)............................    --      --     --     --   256    0.70     (2)    --
Other(7).................................     8    0.02     --     --     8    0.02     --     --
Special dividend(8)......................    --    0.02     --     --    --    0.04     --     --
FAS 128 EPS calculation difference(9)....    --      --     --     --    --   (0.05)    --     --
                                          -----  ------   ----  ----- -----  ------   ----  -----
Recurring Net Income (Loss) and
 EPS..................................... $  (4) $(0.01)  $146  $0.43 $ 169  $ 0.41   $283  $0.84
                                          =====  ======   ====  ===== =====  ======   ====  =====

--------
(1) Dynegy will restate its June 30, 2001 Condensed Consolidated Financial Statements to increase the income tax provision for the three- and six-month periods ended June 30, 2001 by approximately $27 million relating to the elimination of the tax benefit associated with Project Alpha. This will reduce net income and recurring net income by $27 million in the three- and six-month periods ended June 30, 2001 and will reduce the corresponding earnings per share amounts for those periods. See the related disclosure in Note 1 to the accompanying Condensed Consolidated Financial Statements.
(2) The Company recognized an after-tax charge of $212 million ($326 million pre-tax) and $256 million ($390 million pre-tax) associated with the write-down of certain communications assets and technology investments for the three- and six-month periods ended June 30, 2002, respectively. The pre-tax charge is included in Cost of Sales, Impairment and Other Charges, Earnings (Losses) of Unconsolidated Affiliates and Other Expenses in the accompanying Condensed Consolidated Statements of Operations.
(3) The Company recognized an after-tax charge of approximately $24 million ($37 million pre-tax) for severance benefits for approximately 325 employees, including the Company's former Chief Executive Officer and Chief Financial Officer. The charge is included in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations.
(4) Dynegy recognized an after-tax charge of $80 million ($124 million pre-tax) related principally to its natural gas marketing business. As a result of this charge and the current inability of the Company to allocate this charge to specific accounting periods, the Company has decided to undergo re-audits of its financial statements for each of the three years in the period ended December 31, 2001. If necessary, the Company will restate prior period financial statements based on its continuing review process to determine the periods affected. Dynegy has engaged PricewaterhouseCoopers to re-audit its 1999-2001 consolidated financial statements. The Company expects that this re-audit will take at least the remainder of the year to complete. Following the completion of this re-audit, the Company expects that PricewaterhouseCoopers will perform its required quarterly reviews of the financial statements for each of the quarterly periods in 2002.
(5) The Company incurred a $13 million ($18 million pre-tax) charge in the first quarter 2002 associated with a commitment to deliver gas assumed in the acquisition of Northern Natural. The pre-tax charge is included in Revenues in the accompanying Condensed Consolidated Statements of Operations.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

(6) Effective January 1, 2002, the Company adopted Statement No. 142, realizing an after-tax cumulative effect loss of approximately $256 million. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.
(7) The amount represents $4 million after-tax ($6 million pre-tax) of fees related to a voluntary action that the Company took that altered the accounting for certain lease obligations. Additionally, the Company had $4 million after-tax ($6 million pre-tax) of write-offs related to information technology equipment. These amounts are included in Other Income and Other Expenses in the accompanying Condensed Consolidated Statements of Operations.
(8) The special dividend in 2002 relates to the conversion price embedded in the Series B Preferred Stock held by Chevron U.S.A. Inc, a subsidiary of ChevronTexaco.
(9) When an entity has a net loss from continuing operations, Statement of Financial Accounting Standards No. 128, "Earnings per Share," prohibits the inclusion of potential common shares in the computation of diluted per-share amounts. Accordingly, the Company has utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and six months ended June 30, 2002. However, when calculating recurring diluted earnings per share, there is not a net loss from continuing operations, thus the diluted shares outstanding amount is used rather than the basic shares outstanding amount. In reconciling reported diluted loss per share and recurring diluted earnings per share, there is a reconciling difference due to different denominators being used (basic shares outstanding for reported diluted loss per share and diluted shares outstanding for recurring diluted earnings per share).

Three-Month Periods Ended June 30, 2002 and 2001

   For the quarter ended June 30, 2002, Dynegy recorded a net loss of $328 million or $0.92 per diluted share, compared with second quarter 2001 net income of $146 million or $0.43 per diluted share. Recurring net loss, excluding non-recurring after-tax charges of $324 million, was $4 million or $0.01 per diluted share for the quarter ended June 30, 2002, compared with second quarter 2001 recurring net income of $146 million or $0.43 per diluted share. The second quarter 2002 recurring net income excludes non-recurring after-tax charges of $212 million related to the impairment of certain telecommunications assets and technology investments, $80 million related to the Company's natural gas marketing business and $32 million primarily for severance and related exit costs and other write-offs. On a recurring basis, the $150 million decrease in net income is due primarily to reduced energy trading and customer origination and lower sales prices received by the Company's generation and natural gas liquids businesses. Second quarter 2002 results benefited from inclusion of the BG Storage Limited ("BGSL") natural gas storage assets in the United Kingdom, which were acquired in the fourth quarter 2001.

   As described in Note 4 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. The Company's net income and earnings per share for the three months ended June 30, 2001, had goodwill not been amortized during that period, would have been $158 million or $0.47 per diluted share.

   Operating income decreased $469 million quarter-to-quarter due primarily to less price volatility for gas marketing in certain areas of the country, lower sales prices received by the Company's generation and natural gas liquids businesses, a $323 million pre-tax impairment charge related to severance and impairment of communications segment assets and increased depreciation and amortization expense. Increased depreciation and amortization expense is associated with the expansion of Dynegy's depreciable asset base, primarily due to the acquisitions of Northern Natural and the BGSL natural gas storage assets.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   Impacting Dynegy's consolidated results was the Company's earnings (losses) from investments in unconsolidated affiliates, which was a loss of approximately $7 million in 2002 compared to earnings of $78 million in 2001. Variances period-to-period in these results primarily reflect the impact of the impairment of $40 million of certain technology investments resulting from unfavorable market conditions, a $36 million decrease in earnings related to West Coast Power and an approximate $10 million charge recognized in the second quarter 2002 related to a 2001 earnings restatement at NICOR Energy.

   Interest expense totaled $83 million for the three-month period ended June 30, 2002, compared to $68 million for the equivalent 2001 period. The variance is primarily attributable to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $144 million in expense in the quarter ended June 30, 2002. Combined other income and other expenses totaled zero in 2001. Variances period-to-period in these results primarily reflect the impact of the natural gas marketing charge described above. Additional items impacting the variance include increased litigation expense during 2002, losses associated with the retirement of existing IT systems during the second quarter 2002 as a result of implementing new systems and gains recognized in 2001 from asset sales.

   The Company reported an income tax benefit of $177 million for the quarter ended June 30, 2002, compared to an income tax provision of $62 million for the 2001 period. The effective tax rates approximated 35 percent and 30 percent in 2002 and 2001, respectively. The difference in the 2001 period from the effective tax rates and the statutory tax rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

Six-Month Periods Ended June 30, 2002 and 2001

   For the six months ended June 30, 2002, Dynegy recorded a net loss of $468 million or $1.33 per diluted share, compared with net income of $285 million or $0.84 per diluted share in the same 2001 period. Recurring net income, excluding non-recurring after tax charges of $637 million, was $169 million or $0.41 per diluted share for the six months ended June 30, 2002, compared with recurring net income of $283 million or $0.84 per diluted share in the same 2001 period. The six-month period ended June 30, 2002 recurring net income excludes non-recurring charges related to impairment of communications assets and technology investments, severance, a charge related principally to natural gas marketing, a loss on a gas delivery commitment and a cumulative effect of a change in accounting principle related to goodwill. On a recurring basis, the $114 million decrease in net income is due primarily to the aforementioned reduced energy trading and origination, decline in price volatility and lower sales prices received by the Company's generation and natural gas liquids businesses in the second quarter, partially offset by increased origination in the first quarter. In addition, the 2002 period results benefited from the inclusion of Northern Natural, which the Company acquired effective February 1, 2002, and the BGSL natural gas storage assets. The recurring net income for the six-month period ended June 30, 2001 excludes the $2 million cumulative effect of change in accounting principle recorded in connection with the Company's adoption of Statement No. 133.

   As described in Note 4 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. The Company's net income and earnings per share for the six months ended June 30, 2001, had goodwill not been amortized during the period, would have been $309 million or $0.91 per diluted share.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   Operating income decreased $472 million period over period primarily due to less price volatility for gas marketing in certain areas of the country, lower sales prices received by the generation business, a $323 million pre-tax impairment charge related to severance and impairment of communications segment assets and increased depreciation and amortization expense. Increased depreciation and amortization expense is associated with the expansion of Dynegy's depreciable asset base, primarily due to the acquisitions of Northern Natural and the BGSL natural gas storage assets.

   Impacting Dynegy's consolidated results was the Company's earnings (losses) from investments in unconsolidated affiliates, which was approximately $18 million of losses and $110 million of earnings in the 2002 and 2001 periods, respectively. Variances period-to-period in these results primarily reflect the impact of the impairment of $85 million of certain technology investments resulting from unfavorable market conditions, a $33 million decrease in earnings related to West Coast Power and an approximate $10 million charge recognized in the second quarter 2002 related to a 2001 earnings restatement at NICOR Energy.

   Interest expense totaled $162 million for the six-month period ended June 30, 2002, compared to $130 million for the equivalent 2001 period. The variance is primarily attributed to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $139 million in expense in the six-month period ended June 30, 2002 compared with $16 million in expense in the same 2001 period. Variances period-to-period in these results primarily reflect the impact of the natural gas marketing charge described above. Additional items impacting the variance include increased litigation expense during 2002, losses associated with the retirement of existing IT systems during the second quarter of 2002 as a result of implementing new systems and gains recognized in 2001 from asset sales and insurance refunds.

   The Company reported an income tax benefit of $126 million for the six-month period ended June 30, 2002, compared to an income tax provision of $134 million for the 2001 period. The effective tax rates approximated 37 percent and 32 percent in 2002 and 2001, respectively. The difference from the effective tax rates and the statutory tax rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   The following table provides recurring financial contribution by contract type and segment. Financial contribution is defined as Revenues less Cost of Sales plus Earnings (Losses) from Unconsolidated Investments. Management believes this disclosure provides insight into the dependability and sustainability of earnings and cash flows by business segment. However, financial contribution is a non-GAAP measure and should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a better measure of liquidity. Additionally, other companies may calculate similarly titled measures in a different manner so as to make these measures difficult to compare. A reconciliation to recurring and reported operating income has been provided for further clarification of how this non-GAAP measure compares to a GAAP measure.

                                                       For the Three Months Ended June 30, 2002
                                                       ------------------------------------
                                                        WEN      DMS   T&D   DGC   Consolidated
                                                       ----     ----  ----  -----  ------------
                                                                  ($ in millions)
Regulated............................................. $ --     $ --  $141  $  --     $ 141
Contract..............................................  133       53    --     --       186
Other Asset Businesses................................   16       --    --    (13)        3
Trading and Other.....................................    2        3    --      1         6
                                                       ----     ----  ----  -----     -----
Total Recurring Financial Contribution................  151       56   141    (12)      336
Less Earnings/Add Loss from Unconsolidated Investments  (27)      (6)    1     --       (32)
Less Depreciation and Amortization....................  (54)     (24)  (56)    (7)     (141)
Less General and Administrative Expenses..............  (61)     (12)  (22)   (16)     (111)
                                                       ----     ----  ----  -----     -----
Total Recurring Operating Income (Loss)...............    9       14    64    (35)       52
Non-Recurring Items Impacting Operating Income (Loss).  (26)      (3)   (7)  (287)     (323)
                                                       ----     ----  ----  -----     -----
Total Operating Income (Loss)......................... $(17)    $ 11  $ 57  $(322)    $(271)
                                                       ====     ====  ====  =====     =====

                                                       For the Six Months Ended June 30, 2002
                                                       --------------------------------------
                                                        WEN    DMS   T&D    DGC   Consolidated
                                                       -----  ----  -----  -----  ------------
                                                                   ($ in millions)
Regulated............................................. $  --  $ --  $ 325  $  --     $ 325
Contract..............................................   258   103     --     --       361
Other Asset Businesses................................    45    --     --    (34)       11
Trading and Other(1)..................................   178    20     --      6       204
                                                       -----  ----  -----  -----     -----
Total Recurring Financial Contribution................   481   123    325    (28)      901
Less Earnings/Add Loss from Unconsolidated Investments   (57)  (10)     1     --       (66)
Depreciation and Amortization.........................  (100)  (43)  (103)   (12)     (258)
General and Administrative Expenses...................  (142)  (25)   (47)   (34)     (248)
                                                       -----  ----  -----  -----     -----
Total Recurring Operating Income (Loss)...............   182    45    176    (74)      329
Non-Recurring Items Impacting Operating Income (Loss).   (26)   (3)   (25)  (294)     (348)
                                                       -----  ----  -----  -----     -----
Total Operating Income (Loss)......................... $ 156  $ 42  $ 151  $(368)    $ (19)
                                                       =====  ====  =====  =====     =====

--------
(1) WEN's Trading and Other for the six months ended June 30, 2002 included $114 million related to a large power origination transaction executed in the first quarter 2002.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


Segment Disclosures

                           WHOLESALE ENERGY NETWORK

                                                              Three Months         Six Months Ended
                                                             Ended June 30,            June 30,
                                                            ---------------------  --------------------
                                                             2002        2001       2002        2001
                                                             ------     -------     ------     -------
                                                            ($ in millions, except operating statistics)
Operating Income:
   Customer and Risk-Management Activities................. $  (67)    $    96     $   40     $   193
   Asset Businesses........................................     50          68        116         146
                                                             ------     -------     ------     -------
          Total Operating Income...........................    (17)        164        156         339
                                                             ------     -------     ------     -------
Earnings (Losses) from Unconsolidated Investments..........     (6)         59         24          90
Other Items................................................   (130)         13       (124)        (24)
                                                             ------     -------     ------     -------
          Earnings (Loss) Before Interest and Taxes........   (153)        236         56         405
Interest Expense...........................................    (27)        (22)       (56)        (40)
                                                             ------     -------     ------     -------
          Pre-tax Earnings (Loss)..........................   (180)        214         --         365
Income Tax Provision (Benefit).............................    (65)         64        (18)        115
                                                             ------     -------     ------     -------
          Income (Loss) From Operations....................   (115)        150         18         250
Cumulative Effect of Change in Accounting Principle........     --          --         --           2
                                                             ------     -------     ------     -------
          Net Income (Loss)................................ $ (115)    $   150     $   18     $   252
                                                             ======     =======     ======     =======
          Recurring Net Income(1).......................... $   11     $   150     $  144     $   250
                                                             ======     =======     ======     =======
Operating Statistics:
   Natural Gas Marketing (Bcf/d)--
       Domestic Marketing Volumes..........................    8.5         8.2        9.1         8.3
       Canadian Marketing Volumes..........................    2.7         2.7        3.0         2.5
       European Marketing Volumes..........................    2.2         0.7        2.2         0.7
                                                             ------     -------     ------     -------
          Total Marketing Volumes..........................   13.4        11.6       14.3        11.5
                                                             ======     =======     ======     =======
   Million Megawatt Hours Generated--Gross.................   10.0         9.9       19.5        20.2
   Million Megawatt Hours Generated--Net...................    9.1         7.9       17.6        16.9
   North American Physical Million Megawatt Hours Sold.....   82.0        70.1      232.0       122.1
   European Physical Million Megawatt Hours Sold...........   36.2          --       96.2          --
                                                             ------     -------     ------     -------
       Total Physical Million Megawatt Hours Sold..........  118.2        70.1      328.2       122.1
                                                             ======     =======     ======     =======
   Coal Marketing Volumes (Millions of Tons)...............    9.0         9.3       17.3        18.5
   Average Natural Gas Price--Henry Hub ($/MMbtu).......... $ 3.38     $  4.65     $ 2.86     $  5.85
   Average On-Peak Market Power Prices
       Cinergy............................................. $26.89     $ 39.71     $24.43     $ 41.01
       TVA.................................................  28.06       51.71      25.11       47.25
       PJM.................................................  35.84       44.09      30.54       44.19
       New York--Zone G....................................  46.52       57.97      39.48       58.57
       Platts SP 15........................................  32.14      188.92      30.49      206.58

--------
(1) The recurring net income consists of segment reported net income adjusted for identified non-recurring items more fully described above.

              See the Explanatory Note on the Table of Contents.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


Three-Month Periods Ended June 30, 2002 and 2001

   WEN reported recurring segment net income of $11 million for the three-month period ended June 30, 2002, compared with recurring segment net income of $150 million in the 2001 quarter. The segment's customer and risk-management business incurred an operating loss of $67 million during the second quarter 2002. The results reflect reduced energy trading and customer origination due to an overall decline in market liquidity because of increasing credit concerns in the merchant energy sector, counterparty concerns over Dynegy's lower credit ratings, a reduction in the spread between natural gas and power prices and an allocated charge of $19 million associated with severance and related costs. The segment's asset businesses recorded operating income of $50 million in the second quarter 2002. The results reflect lower generation earnings due to an overall decrease in commodity prices compared to the second quarter 2001 and an allocated charge of $7 million associated with severance and related costs. The lower earnings from generation were partially offset by margins associated with the BGSL natural gas storage and processing facilities in the United Kingdom not included in 2001 results. The loss from unconsolidated subsidiaries in the second quarter 2002 resulted primarily from charges related to a 2001 earnings restatement at NICOR Energy, a joint venture in which Dynegy maintains an equity investment, and impairment of certain technology equity investments. Additionally, there was a $36 million decline in earnings from the equity investment in West Coast Power due to a decrease in power prices and an overall decline in demand. The $130 million loss in Other Items results primarily from a non-recurring charge in the natural gas marketing business. Management believes the charge is largely associated with the process of reconciling accrued to actual results in its natural gas marketing business and that it accumulated over a number of years. Interest expense was higher in the second quarter 2002 due to higher average borrowings, partially offset by lower average interest rates.

   Total physical MW hours sold in the second quarter 2002 increased to 118.2 million MW hours as compared to 70.1 million MW hours in the second quarter 2001 due primarily to increased physical MW hours sold in Europe. Total natural gas volumes sold in the second quarter 2002 increased to 13.4 billion cubic feet per day as compared to 11.6 billion cubic feet per day during last year's second quarter due primarily to increases in gas volumes sold in Europe.

Six-Month Periods Ended June 30, 2002 and 2001

   WEN reported recurring segment net income of $144 million for the six-month period ended June 30, 2002, compared with recurring net income of $250 million in the same 2001 period. In addition to the items described above for the second quarter comparisons, Dynegy's customer and risk-management business' operating income for the six-month period included increased customer origination during the first quarter 2002 in both the wholesale and commercial and industrial businesses. The increased origination resulted from the absence of Enron in the market, new contracts for the acquisition of long-term power supply at competitive prices and incremental natural gas storage contracts. Earnings from the long-term power origination contracts were significant to the results for the first quarter 2002, accounting for approximately 20 percent of the Company's consolidated financial contribution in that quarter. Offsetting the increased origination were unfavorable variances in marketing activities due to a continual decline in price volatility throughout the first quarter 2002 as well as reduced margins associated with power generation as a result of lower market prices.

   Total physical MW hours sold in the six-month period ended June 30, 2002 increased to 328.2 million MW hours compared to 122.1 million MW hours in the same period in 2001 due primarily to increased physical MW hours sold in Europe and greater customer origination in the first quarter of 2002. Total natural gas volumes sold in the six months ended June 30, 2002 increased to 14.3 billion cubic feet per day as compared to 11.5 billion cubic feet per day during the same period last year due to the inclusion of incremental ChevronTexaco volumes associated with former Texaco equity production and increases in gas volumes sold in Europe.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


Outlook for Remainder of 2002

   The weak commodity price environment for natural gas and power has continued into the third quarter 2002. In addition, the above-described reduction in market liquidity has become more pronounced, as has the inability of the customer and risk-management business to hedge its positions. These and other factors, including counterparty concerns relating to Dynegy's non-investment grade credit ratings and Dynegy's ability to rationalize its customer and risk-management business through a joint venture or another strategic alternative, can be expected to negatively impact this segment's results of operations for the third quarter 2002 and beyond.

                           DYNEGY MIDSTREAM SERVICES

                                                      Three Months          Six Months Ended
                                                     Ended June 30,            June 30,
                                                     ---------------------  --------------------
                                                      2002        2001       2002       2001
                                                       ------     ------     ------     ------
                                                     ($ in millions, except operating statistics)
Operating Income:
   Upstream......................................... $    6      $   21     $   11     $   56
   Downstream.......................................      5          11         31         28
                                                       ------     ------     ------     ------
          Total Operating Income....................     11          32         42         84
Earning from Unconsolidated Investments.............      4           5          8          6
Other Items.........................................    (13)         (6)       (11)       (11)
                                                       ------     ------     ------     ------
          Earnings Before Interest and Taxes........      2          31         39         79
Interest Expense....................................    (13)        (14)       (23)       (27)
                                                       ------     ------     ------     ------
          Pre-tax Earnings (Loss)...................    (11)         17         16         52
Income Tax Provision (Benefit)......................     (3)          7          7         19
                                                       ------     ------     ------     ------
          Net Income (Loss)......................... $   (8)     $   10     $    9     $   33
                                                       ======     ======     ======     ======
          Recurring Net Income (Loss)(1)............ $   (4)     $   10     $   13     $   33
                                                       ======     ======     ======     ======
Operating Statistics:
   Natural Gas Processing Volumes (MBbls/d):
       Field Plants.................................   52.7        56.0       54.3       55.8
       Straddle Plants..............................   37.9        27.9       37.1       25.2
                                                       ------     ------     ------     ------
       Total Natural Gas Processing Volumes.........   90.6        83.9       91.4       81.0
                                                       ======     ======     ======     ======
Fractionation Volumes (MBbls/d).....................  241.6       250.6      223.2      224.9
   Natural Gas Liquids Sold (MBbls/d)...............  468.8       493.8      538.7      567.9
   Average Commodity Prices:
       Natural Gas--Henry Hub ($/MMbtu)............. $ 3.38      $ 4.65     $ 2.86     $ 5.85
       Crude Oil--Cushing ($/Bbl)...................  25.32       27.90      22.95      28.46
       Natural Gas Liquids ($/Gal)..................   0.39        0.49       0.36       0.55
       Fractionation Spread ($/MMBtu)...............   1.02        0.92       1.16       0.45

--------
(1) The recurring net income (loss) consists of segment reported net income adjusted for identified non-recurring items more fully described above.


              See the Explanatory Note on the Table of Contents.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


Three-Month Periods Ended June 30, 2002 and 2001

   DMS reported recurring net loss of $4 million in the second quarter 2002 compared with recurring net income of $10 million in the second quarter 2001. The segment's recurring results of operations were impacted by lower natural gas and NGL prices, the residual volume effect of low rig counts in the second half of 2001 and a temporary shutdown of a major third-party natural gas pipeline in North Texas, which resulted in a decline in volumes processed. In addition, as a result of slow economic recovery, high industry-wide inventory levels, reduced NGL liquidity and Dynegy specific credit limitations, the segment experienced a decline in domestic and foreign marketing volumes and margins.

   Aggregate domestic NGL processing volumes totaled 90.6 thousand gross barrels per day in the second quarter 2002 compared to 83.9 thousand gross barrels per day during the same period in 2001. A small percentage of this volume increase resulted from the inclusion of incremental ChevronTexaco volumes associated with former Texaco equity production. The majority of the volume growth is related to the Louisiana straddle plants and is the direct result of an increasing need to process Gulf of Mexico natural gas production to meet third party pipeline dew point specification limits. This pipeline specification-driven need for processing has moved fractionation spread risk to the producer by shifting processing contract terms to a fee based arrangement when keep-whole processing is not economical. This trend is expected to continue as the volume of gas produced in the deep-water Gulf of Mexico increases.

   The average fractionation spread was $1.02 for the three months ended June 30, 2002, compared to $0.92 for the comparable 2001 period. Despite the year-over-year increase in this spread, traditional keep-whole processing is still not economical at this level. Historically, the Louisiana straddle plants would not have operated in this pricing environment.

   Gas processing volumes for the field plants were slightly lower for second quarter 2002 as compared to prior period volumes as the result of low drilling rig counts during the latter half of 2001 and second quarter 2002. DMS' business is dependent on producer drilling activity in the producing regions that its gathering systems serve. At current natural gas price levels, producers are actively drilling new wells and DMS' new connect gas volumes for processing are currently growing enough to more than offset natural decline in production. The producers supplying DMS' facilities are primarily independent producers who, as a group, react quickly to changes in gas prices. As natural gas prices decline significantly from current levels, these producers have historically reduced their drilling investment. If this occurs going forward, DMS could experience difficulty in acquiring enough volumes to offset natural declines. Conversely, as gas prices strengthen from current levels, producers have historically invested more heavily in drilling and development.

Six-Month Periods Ended June 30, 2002 and 2001

   DMS reported recurring net income of $13 million in the six months ended June 30, 2002 compared with recurring net income of $33 million in the six months ended June 30, 2001. In addition to the items described above for the second quarter comparisons, warmer winter temperatures influenced recurring results of operations period-to-period.

   Aggregate domestic NGL processing volumes totaled 91.4 thousand gross barrels per day in the six months ended June 30, 2002 compared to 81.0 thousand gross barrels per day during the same period in 2001. A small percentage of this volume resulted from the inclusion of incremental ChevronTexaco volumes associated with former Texaco equity production. The majority of the volume growth related to the Company's Louisiana

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

straddle plants and is the direct result of an increasing need to process Gulf of Mexico natural gas production to meet third party pipeline dew point specification limits. This pipeline specification-driven need for processing has moved fractionation spread risk to the producer by shifting processing contract terms to a fee based arrangement when keep-whole processing is not economical. This trend is expected to continue as the volume of gas produced in the deep-water Gulf of Mexico increases.

   The average fractionation spread was $1.16 for the six months ended June 30, 2002, compared to $0.45 for the comparable 2001 period. Despite the year-over-year increase in this spread, traditional keep-whole processing is still not economical at this level. Historically, the Louisiana straddle plants would not have operated in this pricing environment.

Outlook for Remainder of 2002

   The weak fractionation spread environment has continued into the third quarter 2002. The correlation of prices for propane relative to prices for oil is lower than historical levels, yielding lower than expected revenues for DMS in the current pricing environment. As described above, drilling activity, which is substantially dependent upon the commodity pricing environment, significantly impacts DMS' results of operations.

   In addition, counterparty credit concerns and the resulting industry-wide contraction in trade credit have limited DMS' ability to purchase incremental volumes of natural gas liquids at historical levels. DMS cannot predict with any degree of certainty the effect that this contraction in credit will have on its results of operations in the future.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


                         TRANSMISSION AND DISTRIBUTION

                                              Three Months   Six Months Ended
                                             Ended June 30,     June 30,
                                             --------------  --------------
                                              2002    2001    2002     2001
                                             ------  ------  ------   ------
                                                     ($ in millions)
    Northern Natural........................ $   10  $   --  $   66   $   --
    Illinois Power..........................     47      41      85       92
                                             ------  ------  ------   ------
       Operating Income.....................     57      41     151       92
    Losses from Unconsolidated Investments..     (2)     --      (2)      --
    Other Items.............................      2      (1)      6       19
                                             ------  ------  ------   ------
       Earnings Before Interest and Taxes...     57      40     155      111
    Interest Expense........................    (42)    (31)    (80)     (60)
                                             ------  ------  ------   ------
       Pre-tax Earnings.....................     15       9      75       51
    Income Tax Provision....................      6       3      30       20
                                             ------  ------  ------   ------
       Net Income(1)........................ $    9  $    6  $   45   $   31
                                             ======  ======  ======   ======
       Recurring Net Income(1)(2)........... $   15  $    6  $   64   $   31
                                             ======  ======  ======   ======
    Illinois Power:
    Electric Sales in kWh (Millions)
       Residential..........................  1,206   1,097   2,510    2,479
       Commercial...........................  1,081   1,060   2,103    2,114
       Commercial distribution..............     --      11       1       34
       Industrial...........................  1,676   1,674   3,052    3,109
       Industrial distribution..............    593     674   1,300    1,260
       Other................................     92      90     185      190
                                             ------  ------  ------   ------
           Total Electric Sales.............  4,648   4,606   9,151    9,186
                                             ======  ======  ======   ======
    Gas Sales in Therms (Millions)
       Residential..........................     43      32     196      205
       Commercial...........................     17      13      79       87
       Industrial...........................     19      19      37       45
       Transportation of Customer-Owned Gas.     61      64     133      136
                                             ------  ------  ------   ------
           Total Gas Delivered..............    140     128     445      473
                                             ======  ======  ======   ======
       Heating Degree Days..................    498     293   2,995    3,057
       Northern Natural:
       Heating Degree Days..................    976     N/A   4,465      N/A
       Throughput (Bcf/d)...................    3.2     N/A    12.8      N/A

--------
(1) Northern Natural was acquired effective February 1, 2002 and had a net loss of $4 million and net income of $23 million for the three and six months ended June 30, 2002, while recurring net loss was $1 million and recurring net income was $39 million for the three and six months ended June 30, 2002.
(2) The 2002 recurring net income consists of segment reported net income adjusted for identified non-recurring items more fully described above.

                See Explanatory Note to the Table of Contents.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


Three-Month Periods Ended June 30, 2002 and 2001

   The T&D segment reported recurring net income of $15 million in the second quarter 2002 compared to $6 million in the second quarter 2001. The operating results of Northern Natural are not included in prior year results. Northern Natural's recurring net loss was $2 million in the second quarter 2002. Illinois Power experienced favorable results from operations period-to-period that were influenced by increased electricity usage from commercial and residential customers due to favorable weather conditions, a reduction in operating expenses due to savings realized from a 2001 restructuring, the resolution of a contingent liability for a bulk power billing dispute and a favorable litigation settlement. These results were partially offset by a mandated five percent residential rate reduction effective May 1, 2002, the election of some commercial and industrial customers to pay for power at market-based prices, rather than under bundled tariffs, and a decrease in industrial customer demand due to a weakened economy in Illinois Power's principal market areas.

Six Month Periods Ended June 30, 2002 and 2001

   The T&D segment reported recurring net income of $64 million in the six months ended June 30, 2002 compared to $31 million in the same 2001 period. The recurring net income for the six months ended June 30, 2002 excludes a $13 million after-tax ($18 million pre-tax) charge associated with a gas delivery commitment that was assumed with the acquisition of Northern Natural. The T&D segment reflects five months of operating results from Northern Natural, which explains the increase in operating results. Northern Natural was acquired February 1, 2002 and, therefore was not included in prior year results. Northern Natural's recurring net income was $39 million in the six months ended June 30, 2002. Illinois Power experienced slightly unfavorable results period-to-period. In addition to the items described above for the second quarter comparisons, the recurring results were influenced by decreased demand from commercial and residential customers due to unfavorable weather conditions experienced during the first quarter 2002 and a favorable insurance settlement which occurred in 2001.

Outlook for Remainder of 2002

   The T&D Segment's results of operations for the third quarter 2002 and beyond will exclude the operating results of Northern Natural upon consummation of the sale of Northern Natural as described in Note 6 to the accompanying financial statements. Future results of operations for IP may be affected, either positively or negatively, by general economic and capital market conditions, including overall economic growth, the demand for power and natural gas in IP's service area and interest rates. In addition, changes in Dynegy's financial condition may impact IP's capitalization as well as its ability to access the capital markets.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


                         DYNEGY GLOBAL COMMUNICATIONS

                                                                     Six Months
                                                     Three Months      Ended
                                                     Ended June 30,   June 30,
                                                     -------------  -----------
                                                      2002   2001    2002  2001
                                                     -----   ----   -----  ----
                                                          ($ in millions)
 Operating Loss..................................... $(322)  $(39)  $(368) $(62)
 Earnings (Losses) from Unconsolidated Investments..    (3)    14     (48)   14
 Other Items........................................    (3)    (6)    (10)   --
                                                     -----   ----   -----  ----
 Loss Before Interest and Taxes.....................  (328)   (31)   (426)  (48)
 Interest Expense...................................    (1)    (1)     (3)   (3)
                                                     -----   ----   -----  ----
 Pre-tax Loss.......................................  (329)   (32)   (429)  (51)
 Income Tax Benefit.................................  (115)   (12)   (145)  (20)
                                                     -----   ----   -----  ----
 Net Loss from Operations...........................  (214)   (20)   (284)  (31)
 Cumulative Effect of Change in Accounting Principle    --     --    (256)   --
                                                     -----   ----   -----  ----
 Net Loss........................................... $(214)  $(20)  $(540) $(31)
                                                     =====   ====   =====  ====
 Recurring Net Loss (1)............................. $ (26)  $(20)  $ (52) $(31)
                                                     =====   ====   =====  ====

--------
(1) The 2002 recurring net loss consists of segment reported net income adjusted for identified non-recurring items more fully described above.

                See Explanatory Note to the Table of Contents.

Three-Month Periods Ended June 30, 2002 and 2001

   During the quarter, the telecommunications sector continued to deteriorate at a rapid pace, as evidenced by an increased number of bankruptcies of both long-haul and metro loop providers, continued devaluation of equity securities and lack of financing sources in the sector, and further pricing pressures resulting from challenges faced by major industry players. As a result of the significant deterioration in the sector, negative outlook on the industry and Dynegy's focus on significantly improving its liquidity (see Liquidity and Capital Resources section), management is aggressively taking measures to reduce cash losses in the business by eliminating capital spending and reducing operating and administrative expenses. Management also continues to pursue partnership and joint venture opportunities which are consistent with the Company's strategy of reducing its operating losses in this business.

   Statement No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable from future cash flows of the long-lived asset group or it becomes more likely than not that a long-lived asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. Dynegy's impairment analysis at June 30, 2002, under Statement No. 144, indicates future cash flows from DGC's operations are insufficient to cover the carrying value of segment long-lived assets. As a result, a pre-tax impairment charge totaling $286 million ($186 million after-tax) was recorded in Impairment and Other Charges in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2002.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   In addition, the impairment analysis also indicated that future cash flows are insufficient to support the lessor's obligation of $367 million relating to telecommunications leases, of which Dynegy has guaranteed approximately $303 million. In accordance with EITF Issue 96-21, "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities", the loss under the guarantees will be accrued under a straight-line method over the remaining term of the lease. This non-cash charge is expected to be approximately $23 million (pre-tax) a quarter through the remaining term of the leases, unless the obligation is accelerated or terminated as a result of a business combination, joint venture or other similar transaction resulting from Dynegy's managed exit from the telecommunications segment. When the lease term expires in the second quarter 2005 or the obligation is accelerated or terminated, the Company may be required to pay cash of up to the $303 million.

   DGC's recurring results reflect a $26 million quarterly loss in the three-month period ended June 30, 2002 resulting from continued operating losses caused by the fact that the costs associated with operating a lit network have exceeded revenues. This compares to a $20 million quarterly loss in the three-month period ended June 30, 2001. The increased loss was primarily caused by a decrease in Earnings from Unconsolidated Investments. At June 30, 2002, the valuations of certain technology investments were assessed in light of the Company's decision to pursue a managed exit strategy from the telecommunications business. These investments were originally entered into in order to leverage existing commercial relationships or as a means of expanding new relationships. Historically, the Company viewed these investments as strategic and core to its telecommunications strategy. As a result, management's expectation was that Dynegy would hold these investments for the long-term and that trends in the sector were cyclical. The Company viewed the downturn in valuation as temporary.

   Management is aggressively pursuing alternatives for exiting this business segment, although no formal plans are currently in place and no assurance can be provided as to the timing or structure of any such transaction. Continued losses through 2002 will negatively impact the Company's cash flows and earnings. In addition, if Dynegy were unable to eliminate these losses and decided to shut down or dispose of its telecommunications business, Dynegy could incur approximately $367 million in lease obligations relating to its telecommunications network. As of June 30, 2002, Dynegy also had approximately $244 million, or approximately $152 million on a discounted basis, in long-term operating commitments relating to its telecommunications business.

Six-Month Periods Ended June 30, 2002 and 2001

   DGC's recurring results reflect a $52 million quarterly loss in the six-month period ended June 30, 2002 resulting from continued operating losses caused by the fact that the costs associated with operating lit network have exceeded revenues and vendor equipment problems which delayed anticipated revenues. This compares to a $31 million loss in the six-month period ended June 30, 2001. The 2002 recurring net loss excludes the cumulative effect of change in accounting principle (see Note 4 to the accompanying financial statements) and impairment of communications assets, principally underutilized equipment and certain investments. The increased loss includes the difference in equity earnings described above related to the 2001 second quarter and additional net operating losses in 2002.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


Cash Flow Disclosures

   The following table is a condensed version of the operating section of the Condensed Consolidated Statements of Cash Flows (in millions):

                                                    For the Six Months Ended June 30, 2002
                                               -----------------------------------------------
                                                                       Corporate
                                                                           &
                                                WEN   DMS T&D   DGC   Eliminations Consolidated
                                               -----  --- ---- -----  ------------ ------------
Net Income (Loss)............................. $  18  $ 9 $ 45 $(540)     $ --        $(468)
Net Non-Cash Items Included in Net Income.....   345   44  157   468       (17)         997
                                               -----  --- ---- -----      ----        -----
Operating Cash Flows Before Changes in Working
  Capital.....................................   363   53  202   (72)      (17)         529
Changes in Working Capital....................  (198)   8   10    --        26         (154)
                                               -----  --- ---- -----      ----        -----
Net Cash Provided by (Used in) Operating
  Activities.................................. $ 165  $61 $212 $ (72)     $  9        $ 375
                                               =====  === ==== =====      ====        =====

                                                   For the Six Months Ended June 30, 2001(1)
                                               ------------------------------------------------
                                                                        Corporate
                                                                            &
                                                WEN   DMS   T&D   DGC  Eliminations Consolidated
                                               -----  ---- ----  ----  ------------ ------------
Net Income (Loss)............................. $ 252  $ 33 $ 31  $(31)     $ --        $ 285
Net Non-Cash Items Included in Net Income.....   290    50   95   (11)       16          440
                                               -----  ---- ----  ----      ----        -----
Operating Cash Flows Before Changes in Working
  Capital.....................................   542    83  126   (42)       16          725
Changes in Working Capital....................  (319)   64  (58)  (27)      (14)        (354)
                                               -----  ---- ----  ----      ----        -----
Net Cash Provided by (Used in) Operating
  Activities.................................. $ 223  $147 $ 68  $(69)     $  2        $ 371
                                               =====  ==== ====  ====      ====        =====

--------
(1) Dynegy intends to restate the 2001 operating cash flow amounts from $371 million to approximately $263 million related to Project Alpha. This reduction to operating cash flow will impact the risk management line on the statement of cash flow for the six months ended June 30, 2001 by changing the current $244 million add-back to an approximately $136 million add-back. (See Note 1 to the accompanying financial statements.)

   Operating Cash Flow. Cash flow from operating activities totaled $375 million for the six-month period ended June 30, 2002 compared to $371 million reported in the same 2001 period. Non-cash add-backs were greater in the 2002 period, primarily due to the following non-recurring charges, which are further described in Note 5 to the accompanying financial statements:

  . The $256 million impairment of goodwill for DGC related to the adoption of Statement No. 142 as previously disclosed in the first quarter 2002 and $286 million of additional pre-tax impairment charges for DGC during the second quarter 2002;

  . Reconciliation of estimated accrued to actual charges in the natural gas marketing business following a balance sheet review, which produced a $124 million pre-tax charge in the WEN segment;

  . Pre-tax write-offs within Earnings (Losses) from Unconsolidated Investments of $85 million representing technology investment impairments based on the Company's change in business strategy

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

      and continued downturn in the technology sector. Of the total write-offs, $33 million related to WEN and $48 million related to DGC, with the remaining amounts allocated to DMS and T&D.

   Other changes in non-cash items include the following:

  . Depreciation and amortization expense increased by $42 million primarily due to the addition of Northern Natural in January 2002 and the United Kingdom natural gas storage facilities in November 2001;

  . A reduction in Earnings (Losses) from Unconsolidated Investments of approximately $30 million related to West Coast Power;

  . Deferred income taxes are a $134 million benefit position for the six months ended June 30, 2002, compared to an expense of $73 million in the same 2001 period, producing a $207 million decreased add-back; and

  . Risk Management activity produced a $98 million add-back, compared to an add-back of $136 million in the 2001 period (after taking into account the Project Alpha adjustment the Company intends to make). The add-backs represent cash realized for settled contracts in excess of gains recognized.

   Changes in working capital had a negative impact on cash flow from operations for the six-month period ended June 30, 2002 primarily due to the following:

  . Timing of customer receivable and vendor payable trade accounts, primarily for WEN's natural gas and power accruals as well as IP's power receivables for seasonal trends beginning in the summer months;

  . Parts, supplies and natural gas inventory builds for the power generation business in anticipation of plants becoming commercial and increased summer generation demand;

  . Fuel oil and coal inventory builds to replenish supply for the Northeast generation plants in anticipation of seasonal summer generation demand;

  .   Amortization of liabilities associated with previous acquisitions; and

  . Increased natural gas futures positions or contracts at June 30, 2002 versus December 31, 2001, representing cash remitted to brokers held on account for the WEN segment.

   Capital Expenditures and Investing Activities. Cash used for investing activities during the six-month period ended June 30, 2002 totaled $597 million. Capital spending and investments in unconsolidated investments totaled $587 million and relate primarily to generation asset additions and improvements, environmental compliance and first quarter investments in technology infrastructure. Cash spent for the acquisition of Northern Natural totaled $20 million, net of cash acquired. These cash outflows were offset by $10 million in proceeds from asset sales.

   Financing Activities. Cash provided by financing activities during the six-month period ended June 30, 2002 totaled $417 million. The Company received $205 million in cash proceeds relative to ChevronTexaco's preemptive right purchase of approximately 10.4 million shares of Class B common stock in January 2002. Additional capital stock proceeds include $21 million in cash from members of senior management associated with the December 2001 private equity placement. Dividends declared and paid to holders of Class A and Class B common stock totaled $40 million and $15 million, respectively, for the six-month period ended June 30, 2002.

   In March 2002, Illinova Corporation, a wholly owned subsidiary of Dynegy and the parent company of IP, paid $28 million in cash for shares of IP's preferred stock through the consummation of a tender offer.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


   Long-term debt proceeds, net of issuance costs, for the six-months ended June 30, 2002 consisted of $496 million from the issuance of 8.75 percent senior notes due February 2012. Repayments of long-term debt totaled $188 million for the six-months ended June 30, 2002 and consisted of $44 million in payments of IP Transitional Funding Notes, $90 million relating to the April 2002 purchase of Northern Natural's senior unsecured notes due 2005, and $54 million in June 2002 principal payments related to the restructuring of Black Thunder from Minority Interest to Long-Term Debt. Net proceeds from short-term financing consisted of $245 million cash advance for the anticipated sale of certain United Kingdom gas storage assets. Additionally, during the six months ended June 30, 2002, Dynegy repaid $293 million in commercial paper and borrowings under revolving credit lines for DHI and IP in the aggregate and borrowed $60 million under IP's term loan.

   Finally, other financing cash payments totaled $55 million for the six-months ended June 30, 2002. These payments primarily consisted of $13 million in interest associated with the Black Thunder transaction prior to the June 2002 restructuring and $39 million associated with Project Alpha. (See
Note 1 to the accompanying financial statements for more information on Project Alpha.) Additionally, Dynegy intends to restate the statement of cash flows for the six months ended June 30, 2001 to increase cash from financing activities from $644 million to approximately $752 million.

           UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

   This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

  . Projected operating or financial results, including the application of forecasted pricing curves to contractual commitments that may result in realized cash returns on these commitments which may vary significantly, either positively or negatively, from estimated values;

  .   Expectations regarding capital expenditures, dividends and other payments;

  . The pending sale of Northern Natural, including the anticipated closing date and the financial impact of the sale on Dynegy's balance sheet and liquidity position;

  . Expectations regarding transaction volume and liquidity in wholesale energy markets in North America and Europe;

  . The Company's beliefs and assumptions relating to trade credit in the wholesale energy market and its liquidity position, including its ability to meet its obligations;

  . The Company's ability to execute additional capital-raising transactions such as asset sales, joint ventures or financings to enhance its liquidity position;

  . Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in North America and Europe and anticipated business developments in such markets;

  . The Company's ability to effectively compete for market share with industry participants;

  . Beliefs about the outcome of legal and administrative proceedings, including matters involving Enron, the California power market, shareholder class action lawsuits and environmental matters as well as the investigations primarily relating to Project Alpha, roundtrip trades and Black Thunder;

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001


  . The Company's ability to rationalize its customer and risk-management business, either through the formation of a joint venture or the execution of an alternative strategy;

  . The expected commencement date for commercial operations for new power plants; and

  . The Company's strategic plans relating to the DGC segment, including the Company's ability to eliminate or further reduce net cash outflows associated with this segment.

   Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

  .   The timing and consummation of the Northern Natural sale;

  . The timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and NGLs, or communications products or services;

  . The timing and extent of deregulation of energy markets in North America and Europe and the rules and regulations adopted on a transitional basis in such markets;

  . The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, and Dynegy's financial condition, including its ability to improve its credit ratings;

  . Developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future litigation;

  . The effectiveness of Dynegy's risk-management policies and procedures and the ability of Dynegy's counterparties to satisfy their financial commitments;

  . The liquidity and competitiveness of wholesale trading markets for energy commodities, including the impact of electronic or online trading in these markets;

  . The direct or indirect effects on Dynegy's business resulting from the financial difficulties of Enron, or other competitors of Dynegy, including, but not limited to, their effects on liquidity in the trading and power industry, and its effects on the capital markets views of the energy or trading industry and our ability to access the capital markets;

  . Operational factors affecting the start up or ongoing commercial operations of Dynegy's power generation or midstream natural gas facilities, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

  . The cost of borrowing, availability of trade credit and other factor's affecting Dynegy's financing activities, including the effect of Dynegy's publicly announced re-audit of its 1999-2001 financial statements and the other issues described in this Form 10-Q;

  . Dynegy's ability to successfully execute its $2 billion capital plan and to otherwise satisfy its obligations as they become due;

  . The direct or indirect effects on Dynegy's business of downgrades in credit ratings (or actions we may take in response to changing credit ratings criteria), including increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             For the Interim Periods Ended June 30, 2002 and 2001

      current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us; and

  . Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including legal proceedings related to the terminated merger with Enron, the California power market, shareholder claims and environmental liabilities that may not be covered by indemnity or insurance, as well as the SEC, and FERC, CFTC and other similar investigations primarily surrounding Project Alpha and roundtrip trades;

  . Other North American or European regulatory or legislative developments that affect the demand for energy generally, increase the environmental compliance cost for Dynegy's power generation or midstream gas facilities or impose liabilities on the owners of such facilities; and

  . General political conditions, including any extended period of war or conflict involving North America or Europe.

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

                                  DYNEGY INC.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             For the Interim Periods Ended June 30, 2002 and 2001


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Quantitative and Qualitative Disclosures About Market Risk are set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

                                  DYNEGY INC.

                          PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

   See Note 13 to the accompanying financial statements for discussion of material recent developments in the Company's material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The 2002 annual meeting of the shareholders of the Company was held on May 17, 2002. The purpose of the annual meeting was to consider and vote upon the following proposals:

    1. to elect eleven Class A common stock directors and three Class B common stock directors to serve until the 2003 annual meeting of shareholders;

    2. to consider and act upon a proposal to approve the Dynegy Inc. 2002 Long Term Incentive Plan; and

    3. to ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ended December 31, 2002.

   The Company's Board of Directors is comprised of fourteen members. At the annual meeting, each of the following individuals was re-elected to serve as a director of the Company: C.L. Watson; Stephen W. Bergstrom; Charles E. Bayless; Michael D. Capellas; Daniel L. Dienstbier; Patricia M. Eckert; Jerry L. Johnson; H. John Riley, Jr.; Sheli Z. Rosenberg; Joe J. Stewart; J. Otis Winters; Darald W. Callahan; Glenn F. Tilton; and John S. Watson. The votes cast for each nominee and the votes withheld were as follows:

                                  CLASS A DIRECTORS

                                               For     Withheld
                                           ----------- ---------
                 1.   C.L. Watson......... 227,129,756 6,767,969
                 2.   Stephen W. Bergstrom 227,938,470 5,406,783
                 3.   Charles E. Bayless.. 226,979,906 6,398,851
                 4.   Michael D. Capellas. 227,933,542 5,418,793
                 5.   Daniel L. Dienstbier 227,941,706 5,388,900
                 6.   Patricia M. Eckert.. 227,923,503 5,428,083
                 7.   Jerry L. Johnson.... 226,567,550 6,643,704
                 8.   H. John Riley, Jr... 226,623,666 6,702,674
                 9.   Sheli Z. Rosenberg.. 227,899,769 5,446,158
                10.   Joe J. Stewart...... 226,613,075 6,709,880
                11.   J. Otis Winters..... 226,597,406 6,728,997

                                  CLASS B DIRECTORS

                                               For     Withheld
                                           ----------- ---------
                 1.   Darald W. Callahan..  96,891,014         0
                 2.   Glenn F. Tilton.....  96,891,014         0
                 3.   John S. Watson......  96,891,014         0

   The following votes were cast with respect to the proposal to approve the Dynegy Inc. 2002 Long Term Incentive Plan. There were no broker non-votes.

                            For      Against    Abstain
                        ----------- ---------- ---------
                        298,932,107 29,112,925 2,063,927

   The following votes were cast with respect to the ratification of the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ended December 31, 2002. There were no broker non-votes.

                            For      Against   Abstain
                        ----------- --------- ---------
                        321,459,217 7,216,161 1,433,581


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following instruments and documents are included as exhibits to this Form 10-Q:


10.1 Purchase and Sale Agreement dated July 28, 2002 among Dynegy Inc., NNGC Holding Company,
     Inc. and MidAmerican Energy Holdings Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 29, 2002).

10.2 Agreement dated as of July 31, 2002 among Chevron U.S.A. Inc., Dynegy Marketing and Trade,
     Dynegy Holdings Inc., Dynegy Inc. and the other parties thereto.

10.3 Contract for Services between Daniel L. Dienstbier and Dynegy Inc. effective as of May 28, 2002.

   (b)  Reports on Form 8-K of Dynegy Inc. for the second quarter 2002.

1.  During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated April 25, 2002. Items 5, 7 and 9 were reported and no financial statements were filed.

2.  During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated April 29, 2002. Items 5 and 7 were reported and no financial statements were filed.

3.  During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated May 8, 2002. Items 5 and 7 were reported and no financial statements were filed.

4.  During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated May 28, 2002. Items 5 and 7 were reported and no financial statements were filed.

5.  During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated June 19, 2002. Items 5 and 7 were reported and no financial statements were filed.

                                  DYNEGY INC.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DYNEGY INC.

                                               /S/  MICHAEL R. MOTT
                                      BY:____________________________________
Date: August 14, 2002
                                                   Michael R. Mott
                                        Senior Vice President and Controller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)