Form 10-Q
period 2002-09-30
DYNEGY INC /IL/
filed 2002-11-15
CIK 879215

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

               For the quarterly period ended September 30, 2002

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Common Stock, no par value per share, 274,476,836 shares outstanding as of November 12, 2002; Class B Common Stock, no par value per share, 96,891,014 shares outstanding as of November 12, 2002.

================================================================================

                                  DYNEGY INC.
                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

   Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   Condensed Consolidated Balance Sheets:
       September 30, 2002 and December 31, 2001...........................   3
   Condensed Consolidated Statements of Operations:
       For the three months ended September 30, 2002 and 2001.............   4
   Condensed Consolidated Statements of Operations:
       For the nine months ended September 30, 2002 and 2001..............   5
   Condensed Consolidated Statements of Cash Flows:
       For the nine months ended September 30, 2002 and 2001..............   6
   Notes to Condensed Consolidated Financial Statements...................   7

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................  44

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  81

   Item 4. CONTROLS AND PROCEDURES........................................  81

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS..............................................  82

   Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  82

                               EXPLANATORY NOTE

   This quarterly report includes financial statements which have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X. We expect that our independent public accountant, PricewaterhouseCoopers LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X following their re-audit of our historical financial statements for the three-year period ended December 31, 2001. The comparative financial information contained in this report has been revised to reflect the known effects of the restatement items described in Note 1 to the accompanying Condensed Consolidated Financial Statements. In this regard, Arthur Andersen LLP, our former independent public accountant, has advised that its audit opinion relating to 2001 should no longer be relied upon and such audit opinion was also withdrawn. Also, concurrent with the filing of this quarterly report, Dynegy has filed a Current Report on Form 8-K that includes revised financial statements for each of the years in the three-year period ended December 31, 2001. These revised financial statements have been prepared by management and reflect all known restatement items to Dynegy's 2001, 2000 and 1999 financial statements originally filed with its Annual Report on Form 10-K for the year ended December 31, 2001. However, as a result of the three-year re-audit and PricewaterhouseCoopers' subsequent review of Dynegy's 2002 quarterly financial statements, it is possible that additional adjustments to the unaudited revised financial statements in the Form 8-K and Dynegy's 2002 quarterly reports may result, some of which could be material. Dynegy expects to file an amended Form 10-K reflecting the unaudited restatements described in the Form 8-K as soon as practicable after the date of this report. Following completion of the re-audit, which the Company expects will occur early in the first quarter 2003, further amendment of the Form 10-K will be necessary in order to include the audit report of PricewaterhouseCoopers LLP as well as to reflect other changes resulting from the re-audit, if any.

                                  DYNEGY INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions, except share data)

                                                                  December 31,
                                                    September 30,     2001
                                                        2002       Unaudited
                                                      Unaudited     Restated
                                                    ------------- ------------
                      ASSETS
 Current Assets
 Cash and cash equivalents.........................    $   881      $   218
 Restricted cash...................................        189           --
 Accounts receivable, net of allowance for
  doubtful accounts of $114 million and $107
  million, respectively............................      3,108        3,688
 Accounts receivable, affiliates...................         69           80
 Inventory.........................................        211          258
 Assets held for sale (Note 4).....................         32           --
 Assets from risk-management activities............      4,142        4,399
 Prepayments and other assets......................        792        1,301
                                                       -------      -------
      Total Current Assets.........................      9,424        9,944
                                                       -------      -------
 Property, Plant and Equipment.....................      9,631        9,130
 Accumulated depreciation..........................     (1,197)        (921)
                                                       -------      -------
      Property, Plant and Equipment, Net...........      8,434        8,209
 Other Assets
 Unconsolidated investments (Note 7)...............        770          950
 Investment in Northern Natural Gas Company (Note
  4)...............................................         --        1,501
 Assets held for sale (Note 4).....................        644           --
 Assets from risk-management activities............      4,715        2,680
 Goodwill..........................................        404        1,579
 Other assets......................................        756          852
                                                       -------      -------
      Total Assets.................................    $25,147      $25,715
                                                       =======      =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable..................................    $ 2,145      $ 2,392
 Accounts payable, affiliates......................        274           40
 Accrued liabilities and other.....................      1,323        2,497
 Liabilities from risk-management activities.......      4,025        3,805
 Notes payable and current portion of long-term
  debt.............................................      1,526          458
 Liabilities held for sale (Note 4)................         30           --
                                                       -------      -------
      Total Current Liabilities....................      9,323        9,192
                                                       -------      -------
 Long-Term Debt....................................      4,490        3,834
 Other Liabilities
 Transitional funding trust notes..................        452          516
 Liabilities held for sale (Note 4)................        211           --
 Liabilities from risk-management activities.......      4,141        2,196
 Deferred income taxes.............................      1,328        1,768
 Other long-term liabilities.......................        724          906
                                                       -------      -------
      Total Liabilities............................     20,669       18,412
                                                       -------      -------
 Minority Interest.................................        150        1,020
 Serial Preferred Securities of a Subsidiary.......         11           46
 Company Obligated Preferred Securities of
  Subsidiary Trust.................................        200          200
 Series B Mandatorily Convertible Redeemable
  Preferred Securities.............................      1,527        1,503
 Commitments and Contingencies (Note 12)
 Stockholders' Equity
 Class A Common Stock, no par value, 900,000,000
  shares authorized at September 30, 2002 and
  December 31, 2001, 272,960,450 and 269,984,456
  shares issued and outstanding at September 30,
  2002 and December 31, 2001, respectively.........      2,855        2,814
 Class B Common Stock, no par value, 360,000,000
  shares authorized at September 30, 2002 and
  December 31, 2001, 96,891,014 and 86,499,914
  shares issued and outstanding at September 30,
  2002 and December 31, 2001, respectively.........      1,006          801
 Subscriptions receivable (Note 9).................        (13)         (38)
 Accumulated other comprehensive loss, net of tax..         (3)         (21)
 Retained earnings (accumulated deficit)...........     (1,187)       1,049
 Treasury stock, at cost, 1,679,183 shares at
  September 30, 2002 and 1,766,800 shares at
  December 31, 2001................................        (68)         (71)
                                                       -------      -------
 Total Stockholders' Equity........................      2,590        4,534
                                                       -------      -------
      Total Liabilities and Stockholders' Equity...    $25,147      $25,715
                                                       =======      =======

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)

                                                                          Three Months Ended
                                                                             September 30,
                                                                          ------------------
                                                                                      2001
                                                                            2002    Unaudited
                                                                          Unaudited Restated
                                                                          --------- ---------
Revenues (Note 2)........................................................ $  1,720   $2,329
Cost of sales, exclusive of depreciation shown separately below (Note 2).    1,718    1,657
Depreciation and amortization............................................      139      113
Goodwill impairment (Note 5).............................................      908       --
General and administrative expenses......................................      115      142
                                                                          --------   ------
   Operating income (loss)...............................................   (1,160)     417
Earnings (losses) from unconsolidated investments (Note 7)...............      (68)     104
Other income.............................................................       24       12
Interest expense.........................................................     (100)     (63)
Other expenses (Note 5)..................................................      (93)     (14)
Minority interest expense................................................       (2)     (14)
Accumulated distributions associated with trust preferred securities.....       (4)      (6)
                                                                          --------   ------
Income (loss) from continuing operations before income taxes.............   (1,403)     436
Income tax provision (benefit)...........................................     (154)     162
                                                                          --------   ------
Income (loss) from continuing operations.................................   (1,249)     274
Discontinued operations (Note 4):
Loss from discontinued operations (including loss on disposal of Northern
  Natural of $586 million)...............................................     (569)      --
Income tax benefit.......................................................      (14)      --
                                                                          --------   ------
Loss on discontinued operations..........................................     (555)      --
                                                                          --------   ------
Net Income (Loss)........................................................  $(1,804)  $  274
                                                                          ========   ======
Net Income (Loss) Per Share:
Net income (loss)........................................................  $(1,804)  $  274
Less: preferred stock dividends..........................................        8       --
                                                                          --------   ------
Net income (loss) applicable to common stockholders......................  $(1,812)  $  274
                                                                          ========   ======
Basic earnings (loss) per share:
   Income (loss) from continuing operations.............................. $  (3.41)  $ 0.84
   Loss from discontinued operations.....................................    (1.51)      --
                                                                          --------   ------
Basic earnings (loss) per share.......................................... $  (4.92)  $ 0.84
                                                                          ========   ======
Diluted earnings (loss) per share (Note 10):
   Income (loss) from continuing operations.............................. $  (3.41)  $ 0.81
   Loss from discontinued operations.....................................    (1.51)      --
                                                                          --------   ------
Diluted earnings (loss) per share (Note 10).............................. $  (4.92)  $ 0.81
                                                                          ========   ======
Basic shares outstanding.................................................      368      326
                                                                          ========   ======
Diluted shares outstanding...............................................      416      337
                                                                          ========   ======

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                     (in millions, except per share data)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         ------------------
                                                                                                     2001
                                                                                           2002    Unaudited
                                                                                         Unaudited Restated
                                                                                         --------- ---------
Revenues (Note 2).......................................................................  $ 4,769   $7,323
Cost of sales, exclusive of depreciation shown separately below (Note 2)................    4,089    5,863
Depreciation and amortization...........................................................      355      333
Goodwill impairment (Note 5)............................................................      908       --
Impairment and other charges (Note 5)...................................................      319       --
General and administrative expenses.....................................................      353      383
                                                                                          -------   ------
   Operating income (loss)..............................................................   (1,255)     744
Earnings (losses) from unconsolidated investments (Notes 5 and 7).......................      (86)     214
Other income............................................................................       75       69
Interest expense........................................................................     (239)    (192)
Other expenses (Note 5).................................................................     (128)     (44)
Minority interest expense...............................................................      (22)     (45)
Accumulated distributions associated with trust preferred securities....................      (13)     (18)
                                                                                          -------   ------
Income (loss) from continuing operations before income taxes and change in accounting
  principle.............................................................................   (1,668)     728
Income tax provision (benefit)..........................................................     (254)     278
                                                                                          -------   ------
Income (loss) from continuing operations................................................   (1,414)     450
Discontinued operations (Note 4):
   Loss from discontinued operations (including loss on disposal of Northern Natural of
     $586 million)......................................................................     (511)      --
   Income tax provision.................................................................        6       --
                                                                                          -------   ------
Loss on discontinued operations.........................................................     (517)      --
Cumulative effect of change in accounting principle, net (Notes 2 and 5)................     (234)       2
                                                                                          -------   ------
Net Income (Loss).......................................................................  $(2,165)  $  452
                                                                                          =======   ======
Net Income (Loss) Per Share:
Net income (loss).......................................................................  $(2,165)  $  452
Less: preferred stock dividends.........................................................       24       --
                                                                                          -------   ------
Net income (loss) applicable to common stockholders.....................................  $(2,189)  $  452
                                                                                          =======   ======
Basic earnings (loss) per share:
   Income (loss) from continuing operations.............................................  $ (3.94)  $ 1.38
   Loss from discontinued operations....................................................    (1.42)      --
   Cumulative effect of change in accounting principle, net.............................    (0.64)    0.01
                                                                                          -------   ------
Basic earnings (loss) per share.........................................................  $ (6.00)  $ 1.39
                                                                                          =======   ======
Diluted earnings (loss) per share (Note 10):
   Income (loss) from continuing operations.............................................  $ (3.94)  $ 1.33
   Loss from discontinued operations....................................................    (1.42)      --
   Cumulative effect of change in accounting principle, net.............................    (0.64)    0.01
                                                                                          -------   ------
Diluted earnings (loss) per share (Note 10).............................................  $ (6.00)  $ 1.34
                                                                                          =======   ======
Basic shares outstanding................................................................      365      325
                                                                                          =======   ======
Diluted shares outstanding..............................................................      416      338
                                                                                          =======   ======

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Interim Periods Ended September 30, 2002 and 2001
                                 (in millions)

                                                                                            Nine Months
                                                                                        Ended September 30,
                                                                                        ------------------
                                                                                                    2001
                                                                                          2002    Unaudited
                                                                                        Unaudited Restated
                                                                                        --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................................  $(2,165)  $   452
Items not affecting cash flows from operating activities:
   Depreciation and amortization.......................................................      426       328
   Goodwill impairment (Note 5)........................................................      908        --
   Impairment and other charges........................................................      323        --
   (Earnings) losses from unconsolidated investments, net of cash distributions........      160      (184)
   Risk-management activities..........................................................      444       (76)
   Deferred income taxes...............................................................     (242)      177
   Loss on sale of Northern Natural (Note 4)...........................................      586        --
   Cumulative effect of change in accounting principle (Notes 2 and 6).................      234        (2)
   Other...............................................................................       61       (13)
                                                                                         -------   -------
Operating cash flows before changes in working capital.................................      735       682
Changes in working capital:
   Accounts receivable.................................................................      502     1,414
   Inventory...........................................................................       (1)      170
   Prepayments and other assets (includes $270 million cash collateral postings in the
     2002 period)......................................................................     (317)     (159)
   Accounts payable and accrued liabilities............................................     (543)   (1,699)
   Other, net..........................................................................     (115)       44
                                                                                         -------   -------
Net cash provided by operating activities..............................................      261       452
                                                                                         -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................................     (736)   (1,593)
Unconsolidated investments.............................................................      (12)      (52)
Business acquisitions, net of cash acquired............................................      (20)      (21)
Proceeds from asset sales..............................................................    1,105     1,051
Other investing, net...................................................................       75      (237)
                                                                                         -------   -------
Net cash provided by (used in) investing activities....................................      412      (852)
                                                                                         -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings.................................................      532       855
Repayments of long-term borrowings.....................................................     (571)     (251)
Net proceeds from short-term borrowings................................................      437        --
Net cash flow from commercial paper and revolving lines of credit......................     (303)       38
Proceeds from sale of capital stock, options and warrants..............................      240        57
Purchase of serial preferred securities of a subsidiary................................      (28)       --
Purchase of treasury stock.............................................................       (1)      (59)
Dividends and other distributions, net.................................................      (55)      (74)
Increase in restricted cash............................................................     (189)       --
Other financing, net...................................................................      (14)      (18)
                                                                                         -------   -------
Net cash provided by financing activities..............................................       48       548
                                                                                         -------   -------
Effect of exchange rate changes on cash................................................      (58)        3
Net increase in cash and cash equivalents..............................................      663       151
Cash and cash equivalents, beginning of period.........................................      218        86
                                                                                         -------   -------
Cash and cash equivalents, end of period...............................................  $   881   $   237
                                                                                         =======   =======

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           For the Interim Periods Ended September 30, 2002 and 2001

Note 1--Restatements

   This Quarterly Report on Form 10-Q of Dynegy Inc. ("Dynegy" or the "Company") gives effect to the unaudited restatements of the Company's consolidated financial statements as of December 31, 2001 and for the three- and nine-month periods ended September 30, 2002 and 2001, respectively. Concurrent with the filing of this Form 10-Q, Dynegy has filed a Current Report on Form 8-K that includes unaudited restated financial statements for each of the three years in the period ended December 31, 2001. The restatements herein and therein relate to the Project Alpha structured natural gas transaction, a balance sheet reconciliation project relating principally to the Company's natural gas marketing business, adjustments relating to a change in the accounting for certain contracts from hedge accounting to mark-to-market accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("Statement No. 133"), and an overstatement of the valuation used in the Company's 2000 acquisition of Extant, Inc. Specifically, the restatements are as follows:

   Project Alpha. Dynegy entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Alpha Form 8-K"), Dynegy decided to present the cash flow associated with the related gas supply contract as a financing activity in its Consolidated Statements of Cash Flows for 2001. The effect of this decision was to reclassify approximately $180 million of previously disclosed operating cash flow to financing cash flow for the nine-month period ended September 30, 2001. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of cash flow from operations to cash flow from financing lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of the annual tax benefit previously recognized by the Company during the 2001 period. This decision resulted in the reversal of $36 million and $63 million, respectively, of tax benefit previously reported for the three- and nine-month periods ended September 30, 2001. Andersen further advised the Company that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion was also withdrawn. Dynegy subsequently concluded that its restated consolidated financial statements should include the consolidation of ABG Gas Supply, LLC ("ABG"), one of the entities formed in connection with the transaction. The consolidation of ABG is included herein based on compilations of financial information received from an agent of ABG's equity holders. Such compilations have not been audited and may change upon further assessment by Dynegy. The most significant impact of consolidating ABG is to increase Dynegy's consolidated indebtedness by approximately $280 million and $270 million at December 31, 2001 and September 30, 2002, respectively.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   Balance Sheet Reconciliation Project. Dynegy originally reported an after-tax charge of approximately $80 million ($124 million pre-tax) in the second quarter 2002 related to a balance sheet reconciliation project undertaken by the Company at the beginning of 2002. The charge related principally to the Company's natural gas marketing business. The original $80 million charge has been excluded from net income for the nine-months ended September 30, 2002. The table below reflects the impact on net income of the re-allocation of the $80 million charge from the second quarter 2002 back to the periods in which the transactions giving rise to the charge originally occurred (in millions).

                      Three    Three       Three        Three       Six        Nine         Twelve
                     Months    Months     Months        Months     Months     Months        Months
                      Ended    Ended       Ended        Ended      Ended       Ended        Ended
                    March 31, June 30, September 30, December 31, June 30, September 30, December 31,
                    --------- -------- ------------- ------------ -------- ------------- ------------
1998 and prior.....                                                                          (34)
1999...............                                                                           (4)
2000...............     1         5          2           (25)         6           8          (17)
2001...............    11       (69)        22             6        (58)        (36)         (30)
2002...............     4         1         --            --          5           5            5
                                                                                             ---
Total Re-allocation                                                                          (80)
                                                                                             ===

   Changes in Accounting Classification Under Statement No. 133. The Company adopted Statement No. 133 effective January 1, 2001 and reflected certain contracts as cash flow hedges upon such adoption. Management has subsequently determined that following the initial adoption of Statement No. 133, the documentation of compliance requirements under the standard, particularly as it relates to the periodic assessment of hedge effectiveness, was inadequate to support the accounting method previously applied. The resulting restatement reflects the accounting for these contracts on a mark-to-market basis rather than on the deferred basis previously employed beginning in the first quarter 2001. The impact of the change in accounting method for these contracts increased previously reported net income for the three-month period ended September 30, 2001 by $1 million and reduced previously reported net income from the nine-month period ended September 30, 2001 by $21 million. The impact of the change in accounting method for these contracts reduced reported net income for the nine-month period ended September 30, 2002 by $3 million. The change in accounting method employed had no impact on previously reported cash flows from operations in any period.

   Valuation of Extant, Inc. Purchase. On September 29, 2000, Dynegy completed the acquisition of Extant, Inc., a privately held entity engaged in the communications business. The transaction was accounted for as a purchase. In 2000, the Company incorrectly valued the shares of Class A common stock it issued as consideration for the acquisition at $49.59 per share, rather than $36.59 per share, which amount represented the average share price during the five days surrounding the announcement of the acquisition. As a result, the purchase price allocated to the assets acquired and liabilities assumed in the purchase was overstated by $23 million in 2000. This error resulted in an overstatement of the amortization of goodwill acquired in the transaction during 2000 and 2001. The resulting restatement reflects an increase in net income in the three- and nine-month periods ended September 30, 2001 by approximately $300,000 and $900,000, respectively. Additionally, as a result of this error, the Company overstated by $22 million the impairment of goodwill recorded in 2002 associated with the Company's January 1, 2002 adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   Following is a synopsis of the financial impact of these restatements on the condensed consolidated financial statements for the periods indicated (in millions, except per share data):

                                               December 31,
                                                   2001
                                               ------------
                                               (unaudited)
                     Balance Sheet:
                     Current Assets:
                         As Reported..........   $ 9,730
                         Restatement Effect...       214
                                                 -------
                         As Restated..........   $ 9,944
                                                 =======
                     Total Assets:
                         As Reported..........   $25,175
                         Restatement Effect...       540
                                                 -------
                         As Restated..........   $25,715
                                                 =======
                     Current Liabilities:
                         As Reported..........   $ 8,869
                         Restatement Effect...       323
                                                 -------
                         As Restated..........   $ 9,192
                                                 =======
                     Total Liabilities:
                         As Reported..........   $17,709
                         Restatement Effect...       703
                                                 -------
                         As Restated..........   $18,412
                                                 =======
                     Stockholders' Equity:
                         As Reported..........   $ 4,707
                         Restatement Effect...      (173)
                                                 -------
                         As Restated..........   $ 4,534
                                                 =======

                                            Three Months   Nine Months
                                                Ended         Ended
                                            September 30, September 30,
                                                2001          2001
                                            ------------- -------------
         Statement of Operations:
         Net Income (Loss):
             As Reported...................    $  286        $  571
             Restatement Effect............       (12)         (119)
                                               ------        ------
             As Restated...................    $  274        $  452
                                               ======        ======
         Diluted Earnings (Loss) Per Share:
             As Reported...................    $ 0.85        $ 1.69
             Restatement Effect............     (0.04)        (0.35)
                                               ------        ------
             As Restated...................    $ 0.81        $ 1.34
                                               ======        ======
         Statements of Cash Flows:
         Operating Cash Flows:
             As Reported...................                  $  634
             Restatement Effect............                    (182)
                                                             ------
             As Restated...................                  $  452
                                                             ======
         Investing Cash Flows:
             As Reported...................                  $ (852)
             Restatement Effect............                      --
                                                             ------
             As Restated...................                  $ (852)
                                                             ======
         Financing Cash Flows:
             As Reported...................                  $  366
             Restatement Effect............                     182
                                                             ------
             As Restated...................                  $  548
                                                             ======

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


Note 2--Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC, except that they have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X. These interim financial statements should be read in conjunction with the unaudited restated consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated November 14, 2002, which includes unaudited restated financial statements for 1999-2001 reflecting the known revisions described in Note 1 above (the "Restatement Form 8-K").

   The financial statements contained in this quarterly report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. The Company reviews significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on the Company's beliefs and assumptions derived from information available at the time such judgments and estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) developing fair value assumptions, including estimates of future cash flows and discount rates, (2) analyzing tangible and intangible assets for impairment and (3) determining the amounts to accrue related to contingencies. Actual results could differ materially from any such estimates. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

   Change in Accounting Principle. EITF Issue 98-10. In October 2002, the Emerging Issues Task Force ("EITF" or "Task Force") reached a consensus to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). As such, all new energy trading contracts entered into after October 25, 2002 that do not qualify as derivatives under Statement No. 133 will not be accounted for using mark to market accounting. All derivative contracts will continue to be accounted for in accordance with Statement No. 133. With the rescission of this standard, Dynegy will no longer record trading inventories at fair market value. The effective date for the full rescission of EITF Issue 98-10 will be January 1, 2003. The effect of the rescission of EITF Issue 98-10 will be reported as the cumulative effect of a change in accounting principle at the time of adoption; however, the impact is not currently known.

   Accounting Principles Adopted. EITF Issue 02-3. In June 2002, the Task Force reached consensus on two of three issues presented in EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 02-3"). First, the Task Force concluded that all mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement, irrespective of whether the contract is physically or financially settled. Beginning in the third quarter 2002, Dynegy is presenting all mark-to-market gains and losses on a net basis to reflect this change in accounting principle. In accordance with the transition provisions in the consensus, comparative period financial statements have been conformed to reflect this change in accounting principle. Dynegy has historically classified net unrealized gains and losses from energy trading contracts as revenue in its consolidated statement of operations. Transactions that were realized and settled were previously reflected gross in revenues and cost of sales. This

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

change in accounting classification has no impact on operating income, net income, earnings per share or cash flow from operations.

   The following table reconciles the revenues and costs of sales as previously reported to the restated amounts herein (in millions):

                                           Three Months       Nine Months
                                              Ended              Ended
                                        September 30, 2001 September 30, 2001
                                        ------------------ ------------------
   Revenues as previously reported.....      $ 8,519            $ 33,499
   Restatements (see Note 1)...........           32                 (32)
                                             -------            --------
   Adjusted revenues...................        8,551              33,467
   Change in accounting principle......       (6,222)            (26,144)
                                             -------            --------
   Revenues as reported herein.........      $ 2,329            $  7,323
                                             =======            ========
   Cost of sales as previously reported      $ 7,886            $ 31,952
   Restatements (see Note 1)...........           (7)                 55
                                             -------            --------
   Adjusted cost of sales..............        7,879              32,007
   Change in accounting principle......       (6,222)            (26,144)
                                             -------            --------
   Cost of sales as reported herein....      $ 1,657            $  5,863
                                             =======            ========

   The second consensus reached by the Task Force in June 2002 related to required disclosures regarding energy trading operations. However, in October 2002, the Task Force rescinded its earlier consensus. With the rescission of EITF Issue 98-10, as discussed above, the additional disclosures previously called for under EITF Issue 02-3 are no longer applicable.

   The third issue addressed by the Task Force in EITF Issue 02-3 deals with the recognition of unrealized gains and losses at inception of an energy trading contract (commonly referred to as dealer profit). The Task Force did not reach a consensus on this issue in October 2002.

   Finally, it is unclear whether the scope of future activities will include a comprehensive conclusion regarding the appropriateness of the use of models as a fundamental method for valuing transactions when market quotations are unavailable. Should the Task Force issue definitive guidance on one or more of these issues, such guidance may impact Dynegy. However, the extent of the financial impact to Dynegy, if any, cannot be predicted with any degree of certainty until the scope of the Task Force's conclusion is known and the transition alternative is determined. If the Task Force prefers a retroactive or a cumulative effect transition alternative, then Dynegy's historical financial position and results of operations will be impacted negatively. If the Task Force prefers a prospective transition alternative, then Dynegy's current financial position will be unaffected and the impact to future operations is not expected to be material as a result of the Company's decision to exit third party risk management aspects of the marketing and trading business. Please see Note 4 for further discussion.

   FASB Statement No. 142. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinued goodwill amortization over its estimated useful life and provided that goodwill is subject to at least an annual fair-value based impairment test. The Company adopted Statement No. 142 effective January 1, 2002. The

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

estimation of fair value is highly subjective, inherently imprecise and can change materially from period to period based on, among other things, an assessment of market conditions, projected cash flows and discount rate. Accordingly, if conditions change in the future, the Company may record further impairment losses. On an annual basis, absent any impairment indicators, the Company expects to perform its annual impairment analysis in the fourth quarter after the annual budgetary process. The changes in the carrying amount of goodwill for each of Dynegy's reportable business segments for the nine-month period ended September 30, 2002 are as follows (in millions):

                                          Wholesale  Dynegy   Transmission     Dynegy
                                           Energy   Midstream      &           Global
                                           Network  Services  Distribution Communications  Total
                                          --------- --------- ------------ -------------- ------
Balances as of January 1, 2002...........   $ 940      $16       $ 389         $ 234      $1,579
Cumulative effect of change in accounting
  principle (see Note 5).................      --       --          --          (234)       (234)
Goodwill acquired during the period (see
  Note 4)................................      --       --         887            --         887
Purchase price adjustments...............     (32)      --         (28)           --         (60)
Goodwill impaired during the period (see
  Note 5)................................    (908)      --          --            --        (908)
Sale of Canadian crude business..........      --       (1)         --            --          (1)
Sale of Northern Natural Gas Company (see
  Note 4)................................      --       --        (859)           --        (859)
                                            -----      ---       -----         -----      ------
Balances as of September 30, 2002........   $  --      $15       $ 389         $  --      $  404
                                            =====      ===       =====         =====      ======

   The purchase price adjustments relate to the United Kingdom natural gas storage assets purchased in late 2001 and to the acquisition of Northern Natural Gas Company ("Northern Natural") in early 2002, each of which was sold within one year. Please see Note 4 for further discussion.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   The following table sets forth what Dynegy's net income and earnings per share ("EPS") would have been in the three- and nine-month periods ended September 30, 2001 if goodwill had not been amortized during those periods, compared to the net loss and loss per share Dynegy recorded for the three- and nine-month periods ended September 30, 2002 (in millions, except per share data).

                                                     Three Months         Nine Months
                                                   Ended September 30, Ended September 30,
                                                   ------------------  ------------------
                                                     2002      2001      2002      2001
                                                   -------   -------   -------   -------
Net income (loss) as previously reported.......... $(1,804)  $   286   $(2,165)  $   571
Restatements (see Note 1).........................      --       (12)       --      (119)
                                                   -------   -------   -------   -------
Restated net income...............................  (1,804)      274    (2,165)      452
Add back: Goodwill amortization...................      --        12        --        36
                                                   -------   -------   -------   -------
Adjusted net income (loss)........................ $(1,804)  $   286   $(2,165)  $   488
Less: preferred stock dividends...................       8        --        24        --
                                                   -------   -------   -------   -------
Net income (loss) available to common stockholders $(1,812)  $   286   $(2,189)  $   488
                                                   =======   =======   =======   =======
Basic EPS:
Net income (loss) as previously reported.......... $ (4.92)  $  0.88   $ (6.00)  $  1.74
Restatements (see Note 1).........................      --     (0.04)       --     (0.37)
                                                   -------   -------   -------   -------
Restated net income (loss)........................   (4.92)     0.84     (6.00)     1.37
Goodwill amortization.............................      --      0.04        --      0.11
                                                   -------   -------   -------   -------
Adjusted net income (loss)........................ $ (4.92)  $  0.88   $ (6.00)  $  1.48
                                                   =======   =======   =======   =======
Diluted EPS:
Net income (loss) as previously reported.......... $ (4.92)  $  0.85   $ (6.00)  $  1.69
Restatements (see Note 1).........................      --     (0.04)       --     (0.35)
                                                   -------   -------   -------   -------
Restated net income (loss)........................   (4.92)     0.81     (6.00)     1.34
Goodwill amortization.............................      --      0.04        --      0.11
                                                   -------   -------   -------   -------
Adjusted net income (loss)........................ $ (4.92)  $  0.85   $ (6.00)  $  1.45
                                                   =======   =======   =======   =======

   FASB Statement No. 144. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on its financial position, results of operations or cash flows. However, see Note 4 below regarding the Company's treatment of assets held for sale at September 30, 2002, and see Note 5 below regarding the impairment of the telecommunications business in the second quarter 2002.

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

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   FASB Statement No. 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("Statement No. 146"). Statement No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of Statement No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and
(2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption of the standard is encouraged. The Company is evaluating the impact of this standard on its current restructuring initiative and will apply provisions of the standard accordingly.

Note 3--Liquidity and Industry Conditions

   Dynegy believes its current liquidity position should be sufficient to permit the Company to meet its debt maturities and other obligations through the first quarter 2003. The sufficiency of the Company's liquidity will depend upon:

  . Dynegy's continued compliance with the covenants in its bank credit and other debt instruments or its ability to negotiate waivers in the event of a covenant default;

  . Dynegy's ability to repay or refinance the Dynegy Holdings Inc. ("DHI") and Illinois Power Company ("IP") credit facilities that mature in the second quarter 2003;

  . Dynegy's ability to manage its exit from third party risk management aspects of the marketing and trading business and the timing of the expected cash flows and reduction in collateral from this exit;

  . the level of earnings and cash flow from Dynegy's assets and businesses, which is subject to the effect of changes in commodity prices, particularly natural gas and power;

  . Dynegy's non-investment grade credit ratings, the effect of these ratings on Dynegy's ability to access capital markets and to conduct normal commercial operations and the effect of any further downgrade in these credit ratings on refinancings;

  . ongoing investigations and litigation relating to Project Alpha, Dynegy's trading practices and its activities in the California power markets;

  . confidence in Dynegy's financial reporting in light of the previously announced restatements and the ongoing re-audit of its 1999-2001 financial statements; and

  . Dynegy's ability to eliminate or further reduce net cash outflows associated with its telecommunications business.

   Dynegy's liquidity may be significantly adversely affected if it is unable to refinance the DHI and IP credit facilities that mature in the second quarter 2003. Dynegy also faces the risk of a covenant default on these facilities or other debt instruments prior to maturity. The DHI and IP credit facilities and the Company's telecommunications lease financing contain various covenants, including EBITDA-to-interest and debt-to-capitalization financial covenants. The Company was in compliance with the covenants in its credit facilities and other debt instruments at September 30, 2002. While many of the charges incurred by the Company during 2002

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

are excluded from the compliance calculations, continued weakness in the Company's operating results compared with results in 2001 will make it more difficult for the Company to continue to comply with certain of its financial covenants. Compliance with these financial covenants is measured on a quarterly basis.

   Any failure to satisfy one or more of these financial covenants would constitute a breach giving rise to a default under the applicable debt instrument and would permit the lenders under such debt instrument to accelerate the maturity of Dynegy's outstanding obligations thereunder. Depending upon the particular debt instrument, such a breach or any action by the lenders to accelerate the maturity of amounts owing would result in a default under or trigger cross-acceleration provisions in a significant portion of the Company's other outstanding debt instruments. In the event of non-compliance, Dynegy would seek waivers from the lenders under these debt instruments or attempt to repay or refinance the affected debt instruments. The Company cannot provide any assurance that it could repay, obtain waivers with respect to or refinance such debt instruments in the event of any such default.
   Dynegy has executed on the principal elements of its capital plan in order to meet its current obligations as they mature and provide the necessary collateral to support its commercial operations. Dynegy believes that the combination of its liquidity initiatives and the roll off of collateral and cash flow from its exit from third party risk management aspects of the marketing and trading business should enable the Company to refinance all or a sufficient portion of its second quarter 2003 maturities. However, the Company faces significant risks related to its ongoing operations and other matters discussed above. Dynegy also faces the risk that it may not be able to reach agreement with its lenders on mutually acceptable terms. If Dynegy fails to execute the remaining elements of its strategy, it may be forced to consider other strategic alternatives including a possible reorganization under the protection of federal bankruptcy laws.


   The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business, which in turn is subject to the risks and contingencies discussed above. Management believes that actions presently being taken relative to the Company's capital plan, its revolving credit facilities and other strategic alternatives should enable the Company to meet its obligations in a manner consistent with this accounting treatment.

Note 4--Acquisitions and Dispositions

   Northern Natural Gas. In November 2001, Dynegy acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural for $1.5 billion. DHI, a wholly owned subsidiary of Dynegy, concurrently acquired an option to purchase all of the equity of Northern Natural's indirect parent company. DHI exercised its option to acquire the indirect parent of Northern Natural in November 2001 upon termination of Dynegy's merger agreement with Enron Corp. ("Enron"), and the closing of the option exercise occurred on January 31, 2002.

   On August 16, 2002, Dynegy sold Northern Natural to MidAmerican for $928 million in cash, subject to adjustment for changes in working capital. Under the terms of this agreement, MidAmerican acquired all of the common and preferred stock of Northern Natural and assumed all of Northern Natural's $950 million of debt, which debt had a book value of approximately $890 million. Dynegy incurred a pre-tax loss of $586 million ($566 million after-tax) associated with the sale. Subject to resolution of the working capital adjustments relating to the sale, Dynegy could incur an additional loss in the fourth quarter 2002.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   On September 30, 2002, DHI sold $90 million in 6.875 percent senior notes of Northern Natural due May 2005 for approximately $96 million in cash. DHI acquired the notes at par value in April 2002 pursuant to a tender offer that it agreed to effect in order to obtain a bondholder consent in connection with the acquisition of Northern Natural. The gain on sale of approximately $4 million is reflected in Other Income and is net of accrued interest.

   As a result of the disposition during the quarter, Northern Natural is reported as a discontinued operation in the accompanying financial statements and these notes. Revenues from Northern Natural were $30 million and $201 million, respectively, for the three- and nine-month periods ended September 30, 2002. Income before taxes was zero and $38 million for the three- and nine-month periods ended September 30, 2002.

   Illinois Power Transmission. On October 9, 2002, IP announced that it agreed to sell its high-voltage electric transmission system to Trans-Elect Inc., an independent transmission company, for $239 million. The sale is expected to close in the first half of 2003 and is subject to customary closing conditions, including required approvals from the SEC, the Federal Trade Commission, the Illinois Commerce Commission and the FERC. With respect to the FERC, the sale is conditioned on its approving the levelized rates application to be filed by Trans-Elect seeking a 13% return on equity. If the FERC does not approve levelized rates in substantially the form sought by Trans-Elect, then Trans-Elect is not obligated to close on the sale. The purchase price also is subject to adjustment with respect to certain items, including a final determination of the transmission assets to be sold, any variance in the assumed amount of inventory on hand and the amount of accounts payable at closing. A change in interest rates from those estimated by Trans-Elect in contemplating its financing for the sale also could cause an adjustment to the purchase price or postponement of the closing, at IP's option. The pre-tax gain on the sale, which will be recorded at closing, is estimated to be approximately $47 million. In addition, as a result of the sale, IP expects to accelerate approximately $90 million of regulatory asset amortization.

   Marketing & Trading. In October 2002, the Company announced it would exit third party risk management aspects of the marketing and trading business. The decision to exit this business is expected to reduce significantly the Company's collateral requirements and overall corporate expenses. The Company expects to complete a significant portion of this exit over the next three to six months. During this period and thereafter, the Company will maintain the resources and make the necessary arrangements to meet its customer commitments, including retaining personnel and risk management capabilities. This decision to exit third party risk management aspects of the marketing and trading business will not change the commercial activities of Dynegy's midstream or generation businesses. The midstream business will continue to manage commodity price risk associated with its operations related to fuel procurement and to market natural gas and natural gas liquids. Further, the generation business will continue to manage commodity price risk existing in its physical asset positions through optimizing fuel procurement and to market power from these assets.

   Canadian Gas Marketing. On October 17, 2002, Dynegy entered into a letter of intent to sell a portion of its Canadian natural gas marketing business to The Seminole Group Inc. The sale is expected to close in November 2002, subject to regulatory approvals and other customary closing conditions. Any loss on the sale is expected to be less than $10 million and will be recorded upon consummation of the sale. The remaining Canadian business will consist primarily of existing power marketing positions and physical gas in storage.

   United Kingdom Storage. On September 30, 2002, the Company sold a subsidiary that owned the Hornsea onshore natural gas storage facility in the United Kingdom for net cash proceeds of approximately $189 million. No gain or loss was recognized on the transaction. On November 14, 2002, the Company sold the subsidiaries that owned the Rough offshore natural gas field in the North Sea and the Easington natural gas processing

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

terminal on the East Yorkshire coast for cash proceeds of approximately $500 million. The Company does not expect to recognize a material gain or loss on this transaction. The results of operations for the United Kingdom storage business are included within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. Revenues from the United Kingdom storage business were $47 million and $128 million, respectively, for the three- and nine-month periods ended September 30, 2002. Income before taxes was $17 million and $37 million, respectively, for the three- and nine-month periods ended September 30, 2002. Additionally, at September 30, 2002, the Rough and Easington assets were classified as held for sale in accordance with Statement No. 144. The major classes of assets and liabilities classified as "Assets Held for Sale" or "Liabilities Held for Sale" in the accompanying September 30, 2002 Condensed Consolidated Balance Sheet are as follows (in millions):

                                                   September 30,
                                                       2002
                                                   -------------
                Current Assets:
                Accounts receivable...............     $ 13
                Inventory.........................       15
                Other.............................        4
                                                       ----
                   Total Current Assets...........       32
                                                       ====
                Other Assets:
                Property, plant and equipment, net      638
                Other.............................        6
                                                       ----
                   Total Other Assets.............      644
                                                       ----
                   Total Assets...................     $676
                                                       ====

                Current Liabilities...............     $ 30
                Other Liabilities:
                Deferred taxes....................      133
                Other.............................       78
                                                       ----
                   Total Other Liabilities........      211
                                                       ----
                   Total Liabilities..............     $241
                                                       ====

Note 5--Restructuring and Impairment Charges

   In the first quarter 2002, the Company recognized a $234 million pre-tax charge to write-down goodwill in its telecommunications business in connection with the adoption of Statement No. 142 and reflected such charge as a cumulative effect of a change in accounting principle. As there was no tax basis in this goodwill, $234 million represents the pre-tax and after-tax impact on earnings. The Company also recorded pre-tax charges of $64 million ($42 million after-tax) primarily related to its investment in the telecommunications business.

   During the second quarter 2002, the Company recognized a $375 million pre-tax ($244 million after-tax) charge principally related to the impairment, write-off or obsolescence of certain assets and an accrual for severance related to a corporate restructuring. The charge primarily relates to the impairment of the Company's investment in the telecommunications business, the impairment of investments in securities of entities engaged in technology-related ventures and a severance charge related to the corporate restructuring.

   During the third quarter 2002, the Company recognized a $1,873 million pre-tax ($1,752 million after-tax) charge principally related to the impairment of goodwill associated with the Company's Wholesale Energy Network ("WEN") segment, a loss on the sale of Northern Natural, the recognition of a liquidity reserve relating to the Company's marketing and trading portfolio, an impairment of investments in generating facilities and the write-off of other obsolete assets.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   The pre-tax charges consisted of the following for the periods ended September 30, 2002 (in millions):

                                                    Three Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                        2002          2002
                                                    ------------- -------------
Impairment of goodwill.............................    $  908        $  908
Loss on sale of Northern Natural...................       586           586
Cumulative effect of change in accounting principle        --           234
Impairment of telecommunications business..........        --           305
Liquidity reserve..................................       223           223
Impairment of generation investments...............        90            90
Impairment of technology investments...............        12            97
Severance charge...................................        --            37
Enron settlement...................................        25            25
Write-off of other obsolete assets.................        29            41
                                                       ------        ------
                                                       $1,873        $2,546
                                                       ======        ======

   Impairment of goodwill. The value of goodwill associated with the WEN segment was reviewed for impairment at September 30, 2002. Based on this assessment, an after-tax charge to earnings of $908 million was recorded to impair substantially all of the goodwill associated with the WEN segment. The fair value of WEN consists of value associated with marketing and trading as well as the value associated with power generation. The fair values of the respective components were estimated utilizing the expected discounted future cash flows. The primary factors leading to this impairment are: (1) the reduction in near-term power prices, (2) an increase in the rate of return required for investors to enter the energy merchant sector and (3) the Company's decision to exit third party risk management aspects of the marketing and trading business. The charge was recorded in Goodwill Impairment in the accompanying Condensed Consolidated Statement of Operations.

   Loss on Sale of Northern Natural. On August 16, 2002, Dynegy sold Northern Natural to MidAmerican for $928 million in cash, subject to adjustment for changes in working capital. MidAmerican acquired all of the common and preferred stock of Northern Natural and assumed all of Northern Natural's $950 million of debt, which debt had a book value of approximately $890 million. Dynegy incurred a pre-tax loss of $586 million ($566 million after-tax) associated with the sale. This charge is recorded in Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.

   For federal income tax purposes, the sale resulted in a capital loss, which may be deducted solely against capital gains, if any, realized by the enterprise in its consolidated federal tax returns. There is a five-year carryforward for capital losses under existing federal statutes. For financial reporting purposes, the Company recorded a valuation allowance against substantially all of the potential tax benefit as a result of uncertainty of realization.

   Cumulative effect of change in accounting principle. During the first quarter 2002, the Company recognized a $234 million charge to impair goodwill related to its Dynegy Global Communications ("DGC") segment in accordance with Statement No. 142 and reflected such charge as a cumulative effect of a change in accounting principle. The fair value of that reporting segment was estimated using the expected present value of future cash flows. The value was negatively impacted by continued weakness in the telecommunications and broadband markets. This charge is reflected as a Cumulative Effect of Change in Accounting Principle in the accompanying Condensed Consolidated Statement of Operations.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   Impairment of telecommunications business. During the second quarter 2002, prospects for the telecommunications sector continued to deteriorate as evidenced by an increased number of bankruptcies in the sector, continued devaluation of debt and equity securities, a lack of financing sources and further pricing pressures resulting from challenges faced by major industry participants. As a result of this deterioration, a continuing negative outlook for the industry and Dynegy's desire to improve its own liquidity, management began to take measures to reduce cash losses in the business, including reducing capital spending and lowering operating and administrative expenses. Management is pursuing partnership and sale opportunities for this business segment, although no formal plans are currently in place.

   Dynegy's impairment analysis at June 30, 2002, calculated in accordance with the guidelines set forth in Statement No. 144, indicated future cash flows from DGC's operations were insufficient to cover the carrying value of that segment's long-lived assets. As a result, a pre-tax non-cash impairment charge totaling $286 million ($186 million after-tax) was recorded in the second quarter 2002 in Impairment and Other Charges. For the nine-month period ended September 30, 2002, a cumulative impairment charge totaling $305 million ($200 million after-tax) was recorded in Impairment and Other Charges, Cost of Sales and Other Expenses in the accompanying Condensed Consolidated Statements of Operations.

   In addition, the impairment analysis indicated that future cash flows were insufficient to support the lessor's obligation related to a telecommunications lease, of which Dynegy has guaranteed approximately $306 million. In accordance with EITF Issue 96-21, "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities," the loss under the guarantee will be accrued under a straight-line method over the remaining term of the lease. This non-cash pre-tax charge approximates $22 million per quarter and is included in Depreciation and Amortization in the accompanying Condensed Consolidated Statement of Operations. The Company began recognizing this loss in the third quarter 2002 and will continue to accrue for such loss through the remaining term of the lease, unless the obligation is accelerated or terminated as a result of a business combination, joint venture or other similar transaction involving this business.

   Liquidity reserve. The Company recognized a pre-tax charge of $223 million ($145 million after-tax) associated with its recognition of a liquidity reserve in the third quarter 2002 that impairs the mark-to-market value of the Company's marketing and trading portfolio at September 30, 2002. The recognition of an incremental liquidity reserve in determining estimated fair value reflects a substantial reduction during the quarter in market transaction volumes, principally in the U.S. power marketing and trading business, and recognizes the negative estimated impact on the realizability of the net asset value of the portfolio. This charge is included in Revenues in the accompanying Condensed Consolidated Statement of Operations.

   Impairment of generation investments. In conjunction with its review of the carrying value of goodwill, the Company assessed the carrying value of its generation portfolio on an asset-by-asset basis. The generation portfolio includes wholly owned generating facilities, which are reflected in Property, Plant and Equipment, as well as investments in partnerships and limited liability companies that own generating facilities, which are reflected in Unconsolidated Investments. Based on this review, the carrying value associated with the wholly owned generation facilities was considered realizable. However, certain investments were considered impaired, resulting in a pre-tax charge of $90 million, which is reflected in Earnings (Losses) from Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations. This diminution in the fair value of these investments is a result of depressed energy prices and an increase in the rate of return required by investors to enter into the power generating business.

   Impairment of technology investments. At June 30, 2002, the valuations of technology investments were assessed in light of the Company's decision to pursue partnership and sale opportunities for its

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

telecommunications business. These investments were originally entered into in order to leverage existing commercial relationships or as a means of expanding new relationships. Historically, the Company viewed these investments as strategic and core to its telecommunications strategy. Accordingly, Dynegy expected to hold these investments for the long term and viewed trends in the sector as cyclical. These investments include ownership in public and private companies and investment funds focused in the technology sector. The continued downturn in the technology sector during the second quarter 2002 combined with the Company's change in strategy resulted in an impairment charge relative to these investments. In the second quarter 2002, the Company recorded a $40 million pre-tax ($26 million after-tax) charge in Earnings (Losses) From Unconsolidated Investments in the accompanying Condensed Consolidated Statements of Operations. This is in addition to the first quarter pre-tax charge of $45 million ($30 million after-tax) resulting from unfavorable market conditions.

   These investments were reevaluated at September 30, 2002 based on the Company's inability to sell certain investments for their adjusted carrying values and the continued depressed conditions in the technology sector. Based on this assessment, the remaining carrying values of such investments were written off, resulting in a pre-tax charge of $12 million ($8 million after-tax). The cumulative pre-tax charge related to technology investments for the nine months ended September 30, 2002 was $97 million ($64 million after-tax).

   Severance charge. The Company recognized a pre-tax charge of approximately $37 million ($24 million after-tax) in the second quarter 2002 for severance benefits for approximately 325 employees who were from various segments and included all staffing levels, including the Company's former Chief Executive Officer and Chief Financial Officer. The charge is included in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations. The following is a schedule of the reduction in the liability related to this charge (in millions):

        Original                     Cash                    Balance at
      Charge Amount               Utilization            September 30, 2002
      -------------               -----------            ------------------
           $37                       $(15)                       $22

   A substantial amount of the balance at September 30, 2002 relates to severance that has not been paid to the Company's former Chief Executive Officer and Chief Financial Officer.

   Enron settlement. In August 2002, Dynegy agreed to pay Enron $25 million to settle the lawsuit Enron had filed alleging wrongful termination of the parties' November 2001 merger agreement, $10 million of which was paid to Enron upon approval of the settlement agreement by the Bankruptcy Court, with the remaining $15 million escrowed until the settlement becomes final. This pre-tax $25 million ($16 million after-tax) charge was recorded in Other Expenses in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002. Please see Note 12 for further discussion.

   Write-off of other obsolete assets. The Company recognized a pre-tax charge of $12 million ($8 million after-tax) in the second quarter 2002 related to the retirement of partially depreciated information technology equipment and software replaced during the quarter with new system applications and arrangements as well as miscellaneous deposits that are not expected to provide future value. The charge was recorded in Other Expenses in the accompanying Condensed Consolidated Statements of Operations.

   As a result of the Company's decision to exit third party risk management aspects of the marketing and trading business, its investment in Dynegydirect was written-off in the third quarter 2002, resulting in a pre-tax charge of $29 million ($19 million after-tax). The charge was recorded in Other Expenses in the accompanying Condensed Consolidated Statements of Operations.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   Corporate Restructuring. In October 2002, the Company announced that it is implementing a restructuring plan designed to improve operational efficiencies and performance across its lines of business. The Company will adopt a decentralized business structure consisting of a streamlined corporate center and operating units in power generation, natural gas liquids, regulated energy delivery and communications. As a result of this restructuring, the Company will recognize pre-tax charges of approximately $50 million ($33 million after-tax) and $6 million ($4 million after-tax) in the fourth quarter 2002 and first quarter 2003, respectively, for severance benefits for approximately 780 employees who were from various segments and included all staff levels.

   The Company is currently assessing other potential fourth quarter charges, which may include, but are not limited to, charges associated with the recently announced reduction in workforce and organizational restructuring and charges associated with exiting third party risk management aspects of the marketing and trading business.

Note 6--Commercial Operations, Risk Management Activities and Financial Instruments

   Provisions in Statement No. 133 affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives (which are not a part of the Company's marketing activities) qualify and are designated as hedges of future cash flows, fair values or net investments or qualify, and are designated, as normal purchases or sales. Derivatives treated as normal purchases or sales are recorded and recognized in income using accrual accounting.

   The nature of the Company's business necessarily involves certain market and financial risks. The Company routinely enters into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and the Company's strategy for mitigating these risks are more fully described in Note 3 to the Form 10-K.

   Changes in stockholders' equity related to derivatives for the nine-month period ended September 30, 2002 were as follows, net of tax (in millions):

                Balance at December 31, 2001............. $ 26
                Current period changes in fair value, net  (22)
                Reclassifications to earnings, net.......  (17)
                                                          ----
                Balance at September 30, 2002............ $(13)
                                                          ====

   Accumulated other comprehensive loss, net of tax, is included in Stockholders' Equity on the Condensed Consolidated Balance Sheets as follows (in millions):

 Statement No. 133, net................................................. $(13)
 Currency translation adjustment........................................   10
                                                                         ----
 Accumulated other comprehensive loss, net of tax, at September 30, 2002 $ (3)
                                                                         ====

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   Other comprehensive income (loss) is as follows (in millions):

                                                   Nine Months
                                                      Ended
                                                  September 30,
                                                  -------------
                                                    2002   2001
                                                    ----   ----
                Net income (loss)................ $(2,165) $452
                Other comprehensive income (loss)      18     6
                                                  -------  ----
                Total comprehensive income (loss) $(2,147) $458
                                                  =======  ====

   The Company adopted Statement No. 133, effective January 1, 2001, resulting in an after-tax cumulative effect gain of approximately $2 million.

   From time to time the Company enters into various financial derivative instruments which qualify as cash flow hedges. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. Instruments related to the Company's customer and risk-management and midstream liquids businesses are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. Interest rate swaps are used to convert the floating interest rate component of certain obligations to fixed rates.

   Dynegy recognized a charge of less than $1 million relating to hedge ineffectiveness during the nine months ended September 30, 2002, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

   The balance in other comprehensive income at September 30, 2002 associated with these cash flow hedges is expected to be reclassified to future earnings contemporaneously with the related purchases of fuel, sales of electricity or liquids and payments of interest as applicable to each type of hedge. Of this amount, an approximate $16 million loss, net of taxes, is estimated to be reclassed into earnings over the 12-month period ending September 30, 2003. Actual amounts ultimately reclassed to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

   The Company also enters into derivative instruments which qualify as fair value hedges. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. During the nine months ended September 30, 2002 and 2001, there was no ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness. Additionally, no amounts were recognized in relation to firm commitments that no longer qualified as fair value hedge items.

   The Company has investments in foreign subsidiaries, the net assets of which are exposed to currency exchange-rate volatility. The Company uses derivative financial instruments to hedge this exposure. For derivatives treated as hedges of net investments in foreign operations, the effective portion of changes in the fair value of the derivative is recorded in the cumulative translation adjustment. Any ineffective portion of a hedge is reported in earnings immediately. For the nine months ended September 30, 2002, approximately $31 million of

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

net losses related to these contracts were included in the cumulative translation adjustment. During the nine months ended September 30, 2002, ineffectiveness from changes in fair value of net investment hedge positions was a loss of approximately $7 million. There were no net investment hedges during the nine months ended September 30, 2001.

Note 7--Unconsolidated Investments

   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Condensed Consolidated Statements of Operations as Earnings (Losses) from Unconsolidated Investments. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $738 million and $843 million at September 30, 2002 and December 31, 2001, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company.

   Generation Assets. Generation investments primarily include ownership interests in eight joint ventures that own fossil fuel electric generation facilities as well as a limited number of international ventures. The Company's ownership is 50 percent in the majority of these ventures. The Company's aggregate net investment of $622 million at September 30, 2002 represents approximately 2,400 MW of net generating capacity. Dynegy's most significant investment in generating capacity is its interest in West Coast Power, representing approximately 1,400 MW of net generating capacity in California. The net investment in West Coast Power totaled approximately $355 million and $330 million at September 30, 2002 and December 31, 2001, respectively. West Coast Power provided equity earnings of approximately $49 million and $157 million in the nine months ended September 30, 2002 and 2001, respectively. NRG Energy Inc., the parent company of Dynegy's partner in two joint ventures, including West Coast Power, recently announced that it has presented a restructuring proposal to representatives of its bank lenders and bondholders. NRG Energy also indicated that a Chapter 11 filing may ultimately be the means for it to implement any restructuring proposal with its creditors. Dynegy cannot predict with any degree of certainty the effects of these or similar actions by NRG Energy on the operations or collateral obligations of these two joint ventures.

   Midstream Investments. Midstream investments include a 23 percent ownership interest in a venture that operates a natural gas liquids ("NGL") processing, extraction, fractionation and storage facility in the Gulf Coast region as well as a 39 percent ownership interest in a venture that fractionates NGLs on the Gulf Coast. At September 30, 2002 and December 31, 2001, the Company's aggregate net investment in these midstream businesses totaled approximately $116 million and $146 million, respectively. The $146 million of investments at December 31, 2001 included Dynegy's investment in West Texas LPG Pipeline Limited Partnership ("WTLPS"), which was transferred to ChevronTexaco Corporation in August 2002. Please see Note 9 for further discussion of this transaction.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   Summarized aggregate financial information for these generation and midstream investments and Dynegy's equity share thereof was (in millions):

                                        Nine Months Ended
                                          September 30,
                                   ---------------------------
                                       2002          2001
                                   ------------- -------------
                                          Equity        Equity
                                   Total  Share  Total  Share
                                   ------ ------ ------ ------
                  Revenues........ $2,786 $1,075 $3,444 $1,333
                                   ====== ====== ====== ======
                  Operating margin $  572 $  204 $  764 $  299
                                   ====== ====== ====== ======
                  Net income...... $  281 $  108 $  461 $  193
                                   ====== ====== ====== ======

   In addition to its equity share of net income from these investments, the Company recognized an impairment charge of $90 million, which is also included in Earnings (Losses) from Unconsolidated Investments. See Note 5 for further discussion regarding the impairment of certain of these assets in the third quarter 2002.

   Other Investments. In addition to these equity investments, the Company holds interests in non-public companies for which it does not have significant influence over operations. These investments are generally accounted for by the cost method. Such investments totaled $32 million and $84 million at September 30, 2002 and December 31, 2001, respectively. The change is primarily attributed to the impairment of technology investments resulting from unfavorable market conditions. See Note 5 for further discussion regarding these impairments.

   The Company also owned equity securities that had readily determinable fair market values and were considered available-for-sale. During the nine months ended September 30, 2002, the Company impaired the carrying value of these investments, consistent with a continuing decline in market values, and eventually sold substantially all of these investments realizing a loss of $2 million. At September 30, 2002, there is no remaining carrying value associated with these investments.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


Note 8--Debt

   As of the date of this report, the Company's debt maturities and related obligations through December 31, 2003 were approximately as follows:

       Date                            Type                     Amount Outstanding/Owed
       ----                            ----                     -----------------------
Fourth Quarter 2002 Canadian Credit Facility                         $40 million
                    IP Transitional Funding Trust Notes/(1)/         $21.6 million
                    ABG Gas Supply/(2)/                              $11.7 million

First Quarter 2003. Renaissance/Rolling Hills Interim Financing      $200 million
                    IP Transitional Funding Trust Notes/(1)/         $21.6 million
                    Black Thunder Financing/ (3)/                    $18.9 million
                    ABG Gas Supply/(2)/                              $17.8 million

Second Quarter 2003 DHI $900 million Revolving Credit Facility       $789 million/(4)/
                    DHI $400 million Revolving Credit Facility       $382 million/(5)/
                    IP Bank Credit Facility                          $300 million
                    IP Transitional Funding Trust Notes/(1)/         $21.6 million
                    Black Thunder Financing/(3)/                     $21.6 million
                    ABG Gas Supply/(2)/                              $18.1 million

Third Quarter 2003. IP Maturing Mortgage Bonds                       $190 million
                    IP Transitional Funding Trust Notes/(1)/         $21.6 million
                    Black Thunder Financing/(3)/                     $21.6 million
                    ABG Gas Supply/(2)/                              $18.4 million

Fourth Quarter 2003 IP Transitional Funding Trust Notes/(1)/         $21.6 million
                    Black Thunder Financing/(3)/                     $21.6 million
                    ABG Gas Supply/(2)/                              $18.7 million

--------

(1) Reflects required quarterly payments which are made with cash set aside from IP customer billings.
(2) Reflects required payments associated with Project Alpha as further described in Note 1.
(3) Reflects required quarterly payments under Dynegy's Black Thunder financing.
(4) Reflects amounts currently outstanding under the DHI $900 million revolving credit facility, including $661 million in outstanding letters of credit.
(5) Reflects amounts currently outstanding under the DHI $400 million revolving credit facility, including $382 million in outstanding letters of credit.

   The Company's decision to exit third party risk management aspects of the marketing and trading business is expected to reduce significantly its future requirements to post collateral in the form of cash or letters of credit. Accordingly, upon successful execution of the Company's exit from this business, a corresponding reduction in the Company's second quarter 2003 maturities is anticipated. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the Company's liquidity and capital plan.

   During the nine-month period ended September 30, 2002, the Company repaid commercial paper borrowings and revolving credit facilities for Dynegy, DHI and IP of approximately $500 million in the aggregate and borrowed an aggregate of approximately $137 million under the Dynegy and DHI revolving credit facilities and $60 million under IP's revolving credit facility. Additionally, during the nine months ended

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

September 30, 2002, Dynegy and DHI issued an aggregate of $651 million of letters of credit under their revolving credit facilities. During the period from September 30, 2002 through the date of this report, Dynegy repaid $84 million under the Dynegy revolving credit facility that expired on November 2, 2002 and repaid $75 million under the DHI revolving credit facility in order to allow for capacity to issue additional letters of credit. Additionally, as described below, Dynegy used $250 million in proceeds from sales of its United Kingdom natural gas storage facilities to repay an interim financing that represented an advance on a portion of the proceeds from such sales.

   Interim Financings. In July 2002, the Company completed a $200 million interim financing, bearing interest at LIBOR plus 1.38 percent. This loan matures in January 2003 and is secured by interests in Dynegy's Renaissance and Rolling Hills merchant power generation facilities.

   In June 2002, the Company completed a $250 million interim financing, bearing interest at LIBOR plus 1.75 percent. This loan matures in June 2003 and represents an advance on a portion of the proceeds from the sale of the Company's United Kingdom natural gas storage facilities. In September 2002, Dynegy sold the entity that owned the Hornsea storage facility and in October 2002 repaid approximately $189 million of this interim financing with the net proceeds. On November 14, 2002, Dynegy sold the entities that owned the Rough facilities and repaid the remaining balance of this financing with a portion of the proceeds therefrom.

   Illinois Power. On May 17, 2002, IP exercised the "term-out" provision contained in its $300 million 364-day revolving credit facility, which was scheduled to mature on May 20, 2002. In connection with this conversion, IP borrowed the remaining $60 million available under this facility. The exercise of the "term-out" provision converted the facility to a one-year term loan that matures in May 2003. As such, the amounts outstanding under this loan are classified as current. Borrowings of $300 million were outstanding under this loan at September 30, 2002.

   DHI Revolvers. On April 29, 2002, DHI closed a $900 million unsecured revolving credit agreement with a syndicate of commercial banks. This facility matures on April 28, 2003. Generally, borrowings under the credit agreement bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings of Dynegy. Facility fees are payable on the full amount of the facility and are determined based on designated unsecured debt ratings. As of September 30, 2002, amounts outstanding under this facility included $203 million of borrowings and $517 million in letters of credit. During October 2002, Dynegy repaid $75 million of outstanding borrowings under this facility in order to allow for capacity to issue additional letters of credit. As of November 13, 2002, amounts outstanding under this facility included $128 million of borrowings and $661 million in letters of credit.

   Financial covenants under the DHI $900 million revolver include a debt-to-capitalization test (which takes into account certain lease and similar commitments of DHI and its subsidiaries) and a 3.5 times EBITDA-to-interest test. The permissible threshold for the debt-to-capitalization is 60%. Other covenants in the facility include subordination of certain intercompany debt owed to Dynegy and its subsidiaries (other than DHI and its subsidiaries), restrictions on liens and limitations prohibiting subsidiary debt at Dynegy Marketing & Trade, Dynegy Power Marketing, Inc. and Dynegy Midstream Services, Limited Partnership. Default provisions include cross-payment default of Dynegy, DHI or any principal subsidiary with respect to debt or other similar obligations that exceed $100 million, cross acceleration of Dynegy, DHI or any principal subsidiary under any instrument covering debt or similar obligations that exceed $100 million and bankruptcy or receivership of Dynegy, DHI or any principal subsidiary. The facility does not contain any defaults relating to material adverse changes in the condition of Dynegy or DHI after the closing date or to changes in Dynegy's or DHI's credit

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

ratings. The facility also does not contain a "term-out" provision that would permit Dynegy to extend the maturity for borrowings under the facility beyond the facility's April 28, 2003 maturity date. As such, the amounts outstanding under this facility are classified as current.

   Dynegy was in compliance with the covenants contained in its revolving credit agreements and other debt instruments at September 30, 2002. Dynegy's recent operating losses and any further operating losses will make it more difficult for Dynegy to continue to satisfy the financial covenants in its revolving credit agreements, particularly the EBITDA-to-interest covenants. Management will continue to analyze these covenants relative to its results of operations. The Company is required to deliver a certificate to the lenders under its revolving credit facilities attesting to its compliance with the financial covenants under these facilities on a quarterly basis. Any failure to satisfy one or more of these covenants would constitute a breach giving rise to a default under the applicable debt instrument and would permit the lenders under such debt instrument to accelerate the maturity of Dynegy's outstanding obligations thereunder. Depending upon the particular debt instrument, such a breach or any action by the lenders to accelerate the maturity of amounts owing would result in a default under or trigger cross-acceleration provisions in a significant portion of the Company's other outstanding debt instruments. In the event of non-compliance, Dynegy would seek waivers from the lenders under these debt instruments or attempt to repay or refinance the affected debt instruments. The Company cannot provide any assurance that it could repay, obtain waivers with respect to or refinance such debt instruments in the event of any such default.

   ABG Gas Supply Credit Agreement. On April 10, 2001, ABG entered into a credit agreement with a consortium of lenders in order to provide financing associated with Project Alpha (the "ABG Credit Agreement"). Advances under the agreement allowed ABG to purchase NYMEX natural gas contracts with the underlying physical gas supply to be sold to Dynegy Marketing and Trade under an existing natural gas purchases and sales agreement. The ABG Credit Agreement requires ABG to repay the advances in monthly installments commencing February 2002 through December 2004 from funds received from Dynegy Marketing and Trade under the natural gas purchases and sales agreement. The advances bear interest at a Eurodollar rate plus a margin as defined in the agreement. Advances of $272 million were outstanding under this agreement at September 30, 2002.

   DHI Senior Notes. On February 21, 2002, DHI issued $500 million of 8.75% senior notes due 2012. Interest on the notes is due on February 15 and August 15 of each year, beginning August 15, 2002. The notes are unsecured and are not subject to a sinking fund.

   Capital Leases. In response to the initiatives currently underway at the FASB, on June 28, 2002 the Company unilaterally undertook certain actions, the effect of which altered the accounting for some of its existing lease obligations and anticipated lease obligations relating to assets under construction. These actions included the delivery of guarantees of lessor debt in certain existing leases of power generation facilities. In addition, the Company notified certain lenders of its intent to purchase power generation facilities that are currently under construction and that were expected to be placed in synthetic leases upon completion of their construction. As a result of these actions, approximately $528 million of obligations due in 2005 to 2007 were brought on-balance sheet.

   This non-cash action resulted in an increase to Property, Plant and Equipment and a corresponding increase in Long-Term Debt on the Company's Condensed Consolidated Balance Sheet. These obligations were previously reported as lease obligations in the footnotes to the Company's financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K"). In addition, actions taken by the Company relating to assets under construction required the reclassification of approximately $673 million from Prepayments and Other Assets to Property, Plant and Equipment on the Company's Condensed Consolidated

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

Balance Sheet. Property under capital leases of $525 million at September 30, 2002 is included in Property, Plant and Equipment and is amortized over the useful life of the asset, which approximates 40 years.

   The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2002 (in millions):

               Three months ending December 31, 2002...... $  3
               Year ending December 31:
                  2003....................................   13
                  2004....................................   13
                  2005....................................  176
                  2006....................................  186
                  2007....................................  185
                                                           ----
               Total minimum lease payments...............  576
               Less: Amount representing interest.........  (51)
                                                           ----
               Present value of net minimum lease payments $525
                                                           ====

   Other. Dynegy completed an amendment to the Catlin Associates, LLC minority interest transaction (also referred to as "Black Thunder") in June 2002, which permanently removed a $270 million obligation which could have been triggered by declines in Dynegy's credit ratings. The amended agreement requires a subsidiary of Dynegy to make periodic payments totaling $275 million over the remaining three years of the transaction. The subsidiary has already paid approximately $73 million of this total. Quarterly maturities are approximately $20 million through the first quarter 2005. In addition, Dynegy agreed to grant mortgages on the midwest generation assets covered by the transaction, post a letter of credit to secure a contingent obligation expiring December 31, 2002 and make certain structural changes to enhance the security of the third-party lenders involved in the transaction. As a result of this amendment, $796 million related to Catlin Associates, LLC was reclassified from Minority Interest to debt on Dynegy's Condensed Consolidated Balance Sheet.

   Also in June 2002, West Coast Power, LLC ("West Coast Power"), a joint venture owned equally by Dynegy and NRG Energy with generation assets in California, repaid a non-recourse project financing with cash on hand within the joint venture entity. This payment eliminated a $31 million obligation which could have been triggered by declines in Dynegy's credit ratings. Concurrent with the retirement of the project financing, West Coast Power entered into an amended $120 million bank facility consisting of a $100 million letter of credit facility that will be used to collateralize West Coast Power's obligations, a $10 million term loan and a $10 million working capital facility. The facility has resulted in the release of approximately $100 million in letters of credit previously posted by Dynegy on behalf of West Coast Power. Please see "Note 7--Unconsolidated Investments" for a discussion of recent developments involving NRG Energy.

   Dynegy incurred upfront fees aggregating approximately $19 million in connection with the interim financings, Black Thunder amendment and West Coast Power transactions described above. Such amounts are capitalized and amortized over the term of the respective financing transactions.

Note 9--Related Party Transactions

   ChevronTexaco Commercial Arrangements. In March 2002, Dynegy and ChevronTexaco agreed to expand their commercial relationships to include substantially all of the natural gas and domestic mixed NGLs and NGL products produced or controlled by the former Texaco.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   In August 2002, Dynegy and ChevronTexaco executed an agreement pursuant to which the parties amended the existing gas purchase agreement, security agreement, netting agreement and certain related agreements. Under this new agreement, Dynegy agreed to accelerate payment to the month of delivery for a portion of the natural gas it purchases from ChevronTexaco, with the amount of the accelerated payment generally being equal to 75 percent of the value of the prior month's gas deliveries, after reduction pursuant to a netting agreement between Dynegy and ChevronTexaco. This payment arrangement was effective upon the closing of the sale of Northern Natural described in Note 4 above. The accelerated payment totaled $152 million at September 30, 2002.

   In connection with Dynegy's announced exit from third party risk management aspects of the marketing and trading business, Dynegy and ChevronTexaco have been negotiating to terminate the natural gas purchase agreement between the parties and to provide for an orderly transition of responsibility for marketing ChevronTexaco's domestic natural gas production. These discussions will not affect Dynegy's current contractual agreements with ChevronTexaco relative to ChevronTexaco's U.S. natural gas processing and the marketing of ChevronTexaco's domestic NGLs.

   Also in August 2002, in partial satisfaction of certain of its obligations to ChevronTexaco under these agreements, Dynegy sold to ChevronTexaco its 39.2% ownership interest in WTLPS, which is the owner of West Texas LPG Pipeline. ChevronTexaco was already the owner of the largest interest in WTLPS and the operator of the pipeline. The interest sold to ChevronTexaco was valued at $45 million. This non-cash transaction reduced Accounts Payable to Affiliates and Unconsolidated Investments by $45 million.

   Dan Dienstbier Contract. Dynegy entered into a services agreement with Daniel L. Dienstbier effective as of May 28, 2002, the date on which Mr. Dienstbier assumed the position of interim Chief Executive Officer.
Mr. Dienstbier served as Dynegy's interim Chief Executive Officer from such date until October 23, 2002. Mr. Dienstbier continues to serve as non-executive Chairman of the Board of Directors. Pursuant to the terms of the agreement, Dynegy agreed to pay Mr. Dienstbier $1 million per year, to be paid ratably once per month, in the form of cash or common stock as the parties shall agree. Upon termination of the agreement, Mr. Dienstbier is eligible to receive a bonus payment and a common stock grant, in each case at Dynegy's discretion. The agreement contains customary indemnification, confidentiality and non-compete provisions relating to Mr. Dienstbier's provision of services. Mr. Dienstbier is continuing to be compensated under this agreement.

   Short-Term Executive Stock Purchase Loan Program. In July 2001, Dynegy established the Dynegy Inc. Short-Term Executive Stock Purchase Loan Program pursuant to which eligible employees were loaned funds to acquire Class A common stock through market purchases. Dynegy ceased making new loans under the program at June 30, 2002. Outstanding loans bear interest at the greater of five percent or the applicable federal rate as of the loan date, are full recourse to the participants and mature on December 19, 2004. At September 30, 2002 and December 31, 2001, approximately $12 million and $13 million, respectively, which included accrued and unpaid interest, was owed to the Company under this program. The loans are accounted for as Subscriptions Receivable within Stockholders' Equity on the Condensed Consolidated Balance Sheet.

   In connection with the Company's organizational restructuring, the Company offered to immediately forgive 50 percent of the outstanding balance under each loan established through this program to non-executive officers. In order to provide incentives to those employees with outstanding loans under this program to remain with the Company post-restructuring, the Company has agreed to forgive one-half of the remaining balance of each of their loans on October 1, 2003 and to forgive the then remaining balance under each such loan on October 1, 2004, subject to achievement of specified employment objectives. For employees terminated as part of the restructuring, the remaining balance outstanding under each loan matures and is due and payable on

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

December 19, 2004. Interest rates charged under these loans remain unchanged. An accounting charge of approximately $3 million is expected to be recognized in the fourth quarter 2002 related to the forgiveness of these loans.

   December 2001 Equity Purchases. In December 2001, certain executive officers purchased Class A common stock from Dynegy in a private placement pursuant to Section 4(2) of the Securities Act of 1933. These executives received loans from Dynegy to purchase the common stock at a price of $19.75 per share. The purchase price equaled the net proceeds per share to Dynegy from a concurrent public offering (after a $1.00 per share underwriting discount). The loans bear interest at 3.25 percent per annum.

   During the quarter ended September 30, 2002, three executive officers with loans then outstanding for December 2001 equity purchases and under the Short-Term Executive Stock Purchase Loan Program resigned from their positions with the Company. Two of these former executive officers paid an aggregate of approximately $1.5 million to retire their outstanding December 2001 loans as part of their severance arrangements. These former executive officers' outstanding loans under the Short-Term Executive Stock Purchase Loan Program, which aggregated approximately $2 million, were then extended to September 2007. The severance arrangement with the third former executive officer included a similar pay down of 50 percent of an outstanding December 2001 loan and an extension of the maturity date for the $512,000 remaining outstanding under that loan, from September 15, 2002 to September 30, 2007. The extended loans bear interest at the same interest rate as the initial loans.

   Two other executive officers with loans outstanding under each program repaid an aggregate of $1 million to retire their December 2001 Equity Purchase loans during the third quarter. These executive officers used proceeds from a special bonus payment paid by the Company as part of their re-negotiated employment contracts to make these loan payments. These executive officers' outstanding loans under the Short-Term Executive Stock Purchase Loan Program, which aggregate approximately $855,000 as of September 30, 2002, remain outstanding and mature on December 19, 2004.

   Other. At September 30, 2002, the Company had several financing arrangements under which it was owed approximately $12 million from one of its equity investees, Nicor Energy. The interest rate varies from zero to prime plus two percent. The repayment terms for $4 million are over the next fifteen months, while the remaining $8 million is due when Nicor Energy is sold.

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

   When an entity has a net loss from continuing operations, Statement of Financial Accounting Standards No. 128, "Earnings per Share," prohibits the inclusion of potential common shares in the computation of diluted per-share amounts. Accordingly, the Company has utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and nine months ended September 30, 2002.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


Note 11--Capital Stock

   Chevron U.S.A. Inc., a ChevronTexaco subsidiary, purchased approximately
10.4 million shares of Class B common stock in January 2002 pursuant to its preemptive right under its shareholder agreement with Dynegy. Proceeds from this sale totaled approximately $205 million and were invested in cash to enhance short-term liquidity.

   Dynegy's Board of Directors elected not to pay a dividend on Dynegy's Class A or Class B common stock for the third quarter 2002.

Note 12--Commitments and Contingencies

   Please see Note 11, "Commitments and Contingencies," in the Form 10-K and Notes 10 and 13, "Commitments and Contingencies," in the Company's Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002 (the "Forms 10-Q"), respectively, for a description of the Company's material legal proceedings. Set forth below is a description of any material developments that have occurred with respect to such proceedings since the Company's filing of the Form 10-Q for the second quarter 2002 and a description of any new matters that have arisen during the quarter. Except as otherwise indicated, the Company cannot currently predict with any degree of certainty the outcome of the proceedings or the amount of any potential liabilities.

   In addition to the matters described below, the Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of any such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company recognizes estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies."

   Baldwin Station Litigation. IP and Dynegy Midwest Generation, Inc. (collectively, the "Defendants") are currently the subject of a Notice of Violation ("NOV") from the Environmental Protection Agency (the "EPA") and a complaint filed by the EPA and the Department of Justice alleging violations of the Clean Air Act (the "Act") and the regulations promulgated under the Act. Similar notices and complaints have been filed against a number of other utilities. Both the NOV and the complaint allege that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under the Prevention of Significant Deterioration and/or the New Source Performance Standards regulations. When activities that meet the definition of "major modifications" occur and they are not otherwise exempt, the Act and related regulations generally require that generating facilities meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment. The Defendants filed an answer denying all claims and asserting various specific defenses and a trial date of June 3, 2003 has been set.

   The Company believes that it has meritorious defenses to the EPA allegations and will vigorously defend against these claims. The Company has undertaken activities to significantly reduce emissions at the Baldwin Station since the complaint was filed in 1999. In 2000, the Baldwin Station was converted from high to low sulfur coal. This conversion resulted in sulfur dioxide emission reductions of over 90% from 1999 levels. Furthermore, selective catalytic reduction equipment has been installed at two of the three units at Baldwin Station resulting in significant emission reductions of nitrogen oxides. However, the EPA may seek to require the installation of the "best available control technology" (or the equivalent) at the Baldwin Station. Independent experts hired by Dynegy originally estimated capital expenditures of up to $380 million if the installation of best

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

available control technology is required. Current estimates suggest that such capital expenditures could be as much as $410 million. The EPA also has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The Company has filed a motion for summary judgment based on the five-year statute of limitations, which could affect the EPA's ability to collect penalties. The Company has recorded a reserve for potential penalties that could be imposed if the EPA were to successfully prosecute its claims.

   None of the Defendants' other facilities are covered in the complaint and NOV, but the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River, and Hennepin Plants as well as the Danskammer and Roseton Plants operated by other Dynegy subsidiaries. It is possible that the EPA will eventually commence enforcement actions based on activities at those plants as well.

   On June 13, 2002, the EPA announced its intention to implement several reforms to its regulations governing new source review. These reforms, if made, would clarify the routine maintenance, repair and replacement exclusion, provide more certainty in evaluating permit requirements and increase operational flexibility for affected facilities.

   California Market Litigation. Six class action lawsuits were filed in 2000-2001 against various Dynegy entities based on the events occurring in the California power market. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. The plaintiffs allege that the defendants, including the owners of in-state generation and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages.

   All six lawsuits were consolidated before Judge Sammartino, Superior Court Judge for the County of San Diego. Subsequent to the consolidation two defendants filed cross complaints against a number of corporations and governmental agencies that sold power in California's wholesale energy markets. Four cross defendants removed the six cases to the United States District Court for the Southern District of California (San Diego). Following removal, certain cross defendants filed motions to dismiss the cross complaints, which motions are currently pending. The original plaintiffs in the six consolidated complaints have filed motions to remand the consolidated cases back to state court, which motions are currently pending. The defendants in the six consolidated cases have filed motions to dismiss the complaints based on the filed rate doctrine and preemption defense. The motion to remand and the cross defendants' motion to dismiss were heard by the Court and taken under submission by Federal Judge Whaley on September 19, 2002. If the Court decides that it has jurisdiction over the claims, the defendants' motion to dismiss will be heard as soon as possible thereafter.

   On March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several owners of power generation facilities, including subsidiaries of West Coast Power. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. In the aggregate, the complaints seek more than $150 million in penalties, restitution and return of profits from the generators. These lawsuits were subsequently removed to the United States District Court for the Northern District of California. The California Attorney General filed motions to remand the cases back to state court. By Order issued on August 6, 2002, Judge Walker denied the motions to remand, thus keeping the cases in federal court. The defendants have filed motions to dismiss, which were argued and taken under submission by Judge Walker.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   In addition to the six consolidated lawsuits discussed above, eight new putative class actions were filed on behalf of business and residential electricity consumers, including consumers residing in the State of Washington. The lawsuits were filed in various state courts in Northern California, and in respect to the lawsuit on behalf of consumers in the State of Washington, in the United States District Court for the Northern District of California. Named as defendants are various generators and marketers, including Dynegy and certain affiliates. The complaints allege unfair, unlawful and deceptive practices in violation of the California Unfair Business Practices Act and seek to enjoin illegal conduct, restitution and unspecified damages. While some of the allegations in these lawsuits are similar to the allegations in the other six lawsuits, these lawsuits include additional allegations based on events occurring subsequent to the filing of the other six lawsuits. These additional allegations include allegations similar to those made by the California Attorney General in the March 11, 2002 lawsuit described above as well as allegations that contracts between these generators and the California Department of Water Resources (the "DWR") constitute unfair business practices resulting from market manipulation. The lawsuits filed in state court have been removed to federal courts in the Northern and Eastern Districts of California. Certain defendants have filed a petition with the Judicial Panel For Multidistrict Litigation seeking to consolidate the new cases with the six cases consolidated in the United States District Court for the Southern District of California. By order dated October 11, 2002, the Judicial Panel for Multidistrict Litigation ordered the new cases consolidated with the original six cases in the United States District Court for the Southern District of California.

   Dynegy intends to vigorously defend against the claims made with respect to its activities in the California power markets. However, an adverse result in any of these proceedings could have a material adverse effect on the Company's financial condition and results of operations.

   Enron Litigation. Dynegy and DHI were sued on December 2, 2001 by Enron and Enron Transportation Services Co. in the United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 01-03626 (AJG). Enron claimed that Dynegy materially breached the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities by wrongfully terminating that Agreement on November 28, 2001. Enron also claimed that DHI wrongfully exercised its option to take ownership of Northern Natural under an Option Agreement dated November 9, 2001. Enron sought damages in excess of $10 billion and declaratory relief against Dynegy for breach of the Merger Agreement. Enron also sought unspecified damages against Dynegy and DHI for breach of the Option Agreement. Dynegy filed an answer on February 4, 2002, denying all material allegations. On April 12, 2002, the Bankruptcy Court granted Dynegy's motion to transfer venue in the proceeding to the United States District Court for the Southern District of Texas (Houston Division).

   On August 15, 2002, Dynegy and Enron entered into an agreement to settle this lawsuit. Under the terms of the settlement agreement, Dynegy agreed to pay Enron $25 million, $10 million of which was paid to Enron upon approval of the settlement agreement by the Bankruptcy Court, with the remaining $15 million escrowed until approval of the settlement becomes final. In addition, Dynegy and Enron agreed to exchange mutual releases of any and all claims related to the terminated merger and to dismiss such litigation. Dynegy also agreed not to pursue any claims for working capital adjustments relating to its acquisition of Northern Natural. The terms of the settlement were approved by the Bankruptcy Court on August 29, 2002. On September 6, 2002, an appeal of the Bankruptcy Court's approval was filed by the plaintiffs who had filed the class action lawsuits described below, and such appeal remains pending. The effect of the appeal is to delay the effective date of the settlement, the release of the remaining $15 million to Enron and the dismissal of the pending Enron lawsuit.

   Dynegy previously described a suit filed against Dynegy and DHI by Ann C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York, Cause No. 01 CV 11652. Plaintiffs filed the

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

lawsuit as a purported class action on behalf of all persons or entities who owned common stock of Enron Corp. as of November 28, 2001. A similar suit was filed by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas, Cause No. 2002-00080. Plaintiffs in each case alleged that they are intended third party beneficiaries of the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities. Plaintiffs claimed that Dynegy materially breached the Merger Agreement by, inter alia, wrongfully terminating that agreement. Plaintiffs also claimed that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs sought an award of damages and other relief. Enron moved for an order of the Bankruptcy Court in the Southern District of New York, directing that the Pearl and Shapiro plaintiffs be enjoined from prosecuting their actions and immediately dismiss those actions. The Bankruptcy Court held that the claims asserted by the Pearl and Shapiro plaintiffs were the exclusive property of the Enron bankruptcy estate, and that the plaintiffs lacked standing to sue as third party beneficiaries of the Merger Agreement. Accordingly, by an order entered on April 19, 2002, the Bankruptcy Court granted Enron's motion, enjoined the prosecution of both actions, and directed that they be dismissed. The Pearl and Shapiro plaintiffs thereafter complied with that order, but filed an appeal to the United States District Court for the Southern District of New York. On October 22, 2002, the District Court reversed the Bankruptcy Court's determination, holding that the Pearl and Shapiro plaintiffs do have standing to sue as third party beneficiaries, and that their claims are not the exclusive property of the estate. That ruling is subject to further review by the United States Court of Appeals for the Second Circuit, should Enron elect to file an appeal. Shortly after this ruling, certain Enron shareholders filed an action against Dynegy for wrongful termination of the Merger Agreement in the United States District Court for the Southern District of New York.

   On October 28, 2002, Dynegy and DHI filed a declaratory action in Harris County Judicial District Court relating to the Shapiro action. The action seeks to reinstate the Shapiro action in the 129/th/ Judicial District Court that is no longer stayed. The action also seeks affirmative declarations to the effect that Dynegy did not wrongfully terminate the Merger Agreement, that the termination did not breach any duty owed to the Shapiro plaintiffs or to Enron's shareholders generally and that neither the Shapiro plaintiffs nor Enron's shareholders generally have a right to enforce or to make claims under the Merger Agreement.

   Should the settlement with Enron fail to be consummated, and/or should the Pearl and Shapiro lawsuits proceed, Dynegy nevertheless believes that all such claims arising out of the terminated merger are without merit and will vigorously defend against these claims. An adverse result in any of these proceedings, however, could have a material adverse effect on the Company's financial position or results of operations.

   As a result of Enron's bankruptcy filing, Dynegy recognized in its fourth quarter 2001 financial statements a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of September 30, 2002, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $94 million and was calculated by setting off approximately $220 million owed from various Dynegy entities to various Enron entities against approximately $314 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron and the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties' assessment of market prices for such period, remain subject to dispute by Enron with respect to which there have been negotiations between the parties. These negotiations have focused on the scope of the transactions covered by the master netting agreement and the parties' valuations of those transactions. If any disputes cannot be resolved by the parties, the agreements call for arbitration. Dynegy has instituted arbitration proceedings against those Enron parties not in bankruptcy, and has filed a motion with the Bankruptcy Court requesting that it be allowed to proceed to arbitration against those Enron parties that are in bankruptcy. If the setoff rights were modified or disallowed, either by agreement or

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.

   Shareholder Litigation. Since April 2002, a number of class action lawsuits have been filed on behalf of purchasers of publicly traded securities of Dynegy generally during the period between April 2001 and April 2002. These lawsuits principally assert that Dynegy and certain of its executive officers violated the federal securities laws in connection with Dynegy's accounting treatment and disclosure of Project Alpha. These lawsuits have been consolidated in the United States District Court for the Southern District of Texas. On October 28, 2002, the court in which the cases have been consolidated appointed the Regents of the University of California as lead plaintiff and the Milberg Weiss firm class counsel. Plaintiffs were given 60 days to file a consolidated amended complaint, which may differ materially from the complaints presently on file. Dynegy intends to vigorously defend against these lawsuits. It is not possible to predict with certainty whether Dynegy will incur any liability or to estimate the damages, if any, that might be incurred in connection with such lawsuits, but an adverse outcome could have a material adverse effect on the Company's financial condition or results of operations.

   In addition, five derivative lawsuits have been filed in which the Company is a nominal defendant. Three of these lawsuits relate to Project Alpha, round-trip trades and alleged manipulation of the California power market. The fourth lawsuit relates solely to Project Alpha and the fifth lawsuit relates to severance for the Company's former Chief Executive Officer. All five lawsuits seek recovery on behalf of the Company from various present and former officers and directors. The Company continues to analyze these claims and does not expect to incur any material liability with respect to these derivative claims.

   On August 15, 2002, a purported class action complaint was filed against Dynegy in the United States District Court for the Southern District of Texas (Houston Division) alleging violations of the Employee Retirement Income Securities Act. The lawsuit concerns the Dynegy Inc. 401(k) Savings Plan and claims that the Company's Board of Directors and certain former and current officers involved in the administration of the 401(k) Plan breached their fiduciary duties to the Plan's participants and beneficiaries in connection with the Plan's holdings of Dynegy Class A common stock. The lawsuit seeks damages for the losses to the Plan resulting from the alleged breaches of fiduciary duties, as well as attorney's fees and certain other costs. Dynegy is analyzing these claims and intends to vigorously defend against them. As with the shareholder class action lawsuits described above, it is not possible to predict with certainty whether Dynegy will incur any liability or to estimate the damages, if any, that might be incurred in connection with this lawsuit. However, an adverse outcome could have a material adverse effect on the Company's financial condition or results of operations.

   Farnsworth Litigation. On August 2, 2002, Bradley Farnsworth filed a lawsuit against Dynegy in Texas state district court claiming breach of contract and that he was demoted and ultimately fired from the position of Controller for refusing to participate in illegal activities. Specifically, Mr. Farnsworth alleges, in the words of his complaint, that certain former executive officers of the Company requested that he "shave or reduce for accounting purposes" the forward price curves associated with the natural gas business in the United Kingdom for the period of October 1, 2000 through March 31, 2001, in order to indicate a reduction in the Company's mark-to-market losses. Mr. Farnsworth, who seeks unspecified actual and exemplary damages and other compensation, also alleges that he is entitled to a termination payment under his employment agreement equal to 2.99 times the greater of his average base salary and incentive compensation for the highest three calendar years preceding termination or his base salary and target bonus amount for the year of termination. The parties have commenced discovery in this lawsuit. Dynegy intends to vigorously defend against these claims. The Company does not believe that any liability it might incur as a result of this litigation would have a material adverse effect on its financial condition or results of operations.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   SEC Settlement. On September 24, 2002, Dynegy announced that it had concluded a settlement with the SEC of allegations made against the Company in connection with the previously disclosed investigation relating to Project Alpha and round-trip electricity trades with CMS Energy. In the settlement, the SEC found that Dynegy engaged in securities fraud in connection with its disclosures and accounting for Project Alpha, and negligently included materially misleading information about the round-trip energy trades with CMS Energy in two press releases it issued in early 2002. In settlement of the SEC's enforcement action, Dynegy, without admitting or denying the SEC's findings, agreed to the entry of a cease-and-desist order and to pay a $3 million penalty in a related civil suit filed in the United States District Court in Houston, Texas. Dynegy is continuing to cooperate with the SEC's ongoing investigation of other parties related to Project Alpha.

   CFTC Investigation. The U.S. Commodity Futures Trading Commission ("CFTC") commenced an investigation in June 2002 relating to the Company's trading activities. The investigation covers Dynegydirect and round-trip trading and was recently expanded to cover Dynegy's practices with respect to furnishing information regarding natural gas trades to various energy industry publications that compile and report index prices. The Company previously announced that, during an internal review of its trading activities that is being conducted in connection with the CFTC investigation, it discovered that certain employees in its trading business had furnished inaccurate information to various industry publications. The Company is one of many energy industry participants who routinely provide trade data to the publications; consequently, the Company cannot determine whether the inaccurate data had any impact on the published indices. In response to these findings, Dynegy now requires that all price information provided to industry publications be verified by the office of Dynegy's Chief Risk Officer. In addition, in October 2002 Dynegy dismissed six employees and disciplined seven others in its natural gas trading business as a result of an investigation conducted by Dynegy's Audit and Compliance Committee and in collaboration with independent counsel. Dynegy also relieved a corporate compliance officer of his responsibilities in connection with its investigation into this matter. The Company has produced documents in connection with the CFTC's investigation. The Company has assured the Staff of the CFTC that it intends to cooperate with this investigation. The Company cannot predict the ultimate outcome of this matter.

   U.S. Attorney Investigations. The U.S. Attorney's office in Houston has commenced an investigation of the Company relating to Project Alpha, roundtrip trades with CMS Energy and Dynegy's gas trade reporting practices. The Company has produced documents and witnesses for interviews in connection with this investigation. The Company is cooperating fully with the U.S. Attorney's office in its investigation of these matters. The Company cannot predict the ultimate outcome of this matter.

   Additionally, the U.S. Attorney's office in the Northern District of California has issued a subpoena to the Company requesting information related to the California energy markets. The Company intends to cooperate fully with the U.S. Attorney's office in its investigation of these matters. The Company cannot predict the ultimate outcome of this matter.

  FERC and Related Regulatory Investigations.

   Requests for Refunds. On July 25, 2002, the FERC initiated a hearing to establish refunds to electricity customers, or offsets against amounts owed to electricity suppliers, during the period of October 2, 2000 through June 19, 2001. In particular, the FERC established a methodology to calculate mitigated market clearing prices in the California Independent System Operator (the "ISO") and the California Power Exchange (the "PX") markets. During March 2002 and August 2002, hearings on this matter were held before an administrative law judge. The administrative law judge has stated that his findings of fact will be issued before the end of 2002. Such findings will then be forwarded to the FERC Commissioners for final determination.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


   In August 2002, the FERC requested comments on a proposal made by the FERC staff to change the method for determining natural gas prices for purposes of computing the mitigated market-clearing price that it intends to utilize in calculating refunds for sales of power in California power markets during the period from October 2, 2000 to June 19, 2001. As drafted, the proposal would replace the gas prices used in the computation, thus reducing the mitigated market clearing price for power and increasing calculated refunds, subject to a provision that generally would provide full recoverability of gas costs paid by the generators to unaffiliated third parties. If adopted, this methodology could have a material effect on any refunds or offsets that the FERC might order from Dynegy or West Coast Power pursuant to its investigation of the California power markets.

   Alleged California Market Manipulation and Round-Trip Trades. On February 13, 2002, the FERC initiated an investigation of possible manipulation of natural gas and power prices in the western United States during the period from January 2001 through the present. On May 8, 2002, in response to three memoranda (authored by individuals employed by or previously employed by Enron) discovered by the FERC allegedly containing evidence of market manipulation by Enron in California, the FERC issued requests for information to all sellers in the ISO and the PX markets during 2000 and 2001 seeking information with respect to whether those sellers engaged in trading strategies described in the three Enron memoranda. Dynegy has responded to these requests, indicating that it did not engage in any of the trading strategies described in the three Enron memoranda. In August 2002, the FERC staff issued its preliminary report on its investigation into trading practices in the three Enron memoranda.

   On May 21, 2002, the FERC issued requests for information to all sellers of wholesale electricity or ancillary services in the Western Systems Coordinating Council (the "WSCC"), and on May 22, 2002 the FERC issued requests for information to all sellers of natural gas in the WSCC or Texas, seeking information with respect to whether those sellers engaged in "wash," "round-trip" or "sale/buyback" transactions during 2000-2001. Requests for similar information with respect to electric power trading activities in the Electric Reliability Council of Texas were received from the Texas Public Utility Commission in June 2002.

   Dynegy responded to each of these requests. Based on its investigation to date, Dynegy believes that its trading practices are consistent with applicable law and tariffs. In addition, Dynegy's investigations concluded that it did not engage in "wash," "round-trip" or "sale/buyback" transactions in the WSCC, for electricity or ancillary services, and the WSCC or Texas for natural gas transactions. Neither the California State Senate committee nor the Texas Public Utility Commission has issued its preliminary findings on its investigation, and Dynegy cannot predict with certainty how such allegations will ultimately be resolved. Dynegy will continue to cooperate fully with these investigations.

   On August 13, 2002, the FERC staff issued its preliminary report on its investigation into the Enron memoranda and "wash," "round-trip" or "sale/buyback" transactions. The FERC has stated that a final staff report will not be issued before March 2003.

   On September 17, 2002, California Public Utilities Commission President Loretta Lynch released a report indicating that Dynegy and five other energy firms did not produce all available power on days in which the State of California experienced power service interruptions between November 1, 2000 and May 31, 2001. No mention is made of prosecuting the named firms in the report. However, the SEC and FERC have requested additional information and comment with respect to the report. Dynegy disputes the report's findings and is cooperating with the SEC and the FERC in connection with their requests.

   Trade Press. In September 2002, the FERC staff issued requests for information on issues related to reporting of information on natural gas trades to energy industry publications that compile and report index

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

prices. Dynegy has responded to many of these requests and is cooperating with the FERC staff in connection with this matter.

   Western Long-Term Contract Complaints. On February 25, 2002 the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between the DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. The FERC set these complaints for evidentiary hearing. While West Coast Power continues in good faith negotiations with the State of California on reforming the terms of its DWR contract, settlement ultimately may not be possible. An administrative law judge has been directed to issue an order by February 14, 2003 as to whether West Coast Power's or other contacts with the DWR must be reformed. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict the outcome of this matter.

   In a related complaint, The Kroger Co. filed a complaint with the FERC in August 2002 asking that the four wholesale contracts between Dynegy Power Marketing, Inc. and AES New Energy, Inc., which provides retail service to The Kroger Co., be declared void for their remaining terms, and that the FERC set just and reasonable rates for prior periods. Alternatively, The Kroger Co. asks that the FERC allow for an annual review procedure to reset the contract prices. The complaint alleges that but for the dysfunctional California electricity markets, it would not have entered into the contracts for delivery of energy through December 2006. Dynegy intends to vigorously defend against these claims.

   West Coast Power. Through its interest in West Coast Power, Dynegy has credit exposure for past transactions to certain state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power currently sells directly to the California Department of Water Resources ("DWR") pursuant to a long-term sales agreement. Please see "Western Long-Term Contracts Complaints" above for discussion of the actions taken by various parties with respect to this agreement.

   As a result of West Coast Power's long-term sales arrangement with the DWR, management believes that Dynegy's primary exposure in the California market relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. The DWR is current under the terms of its arrangements with West Coast Power. At September 30, 2002, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $205 million. Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes and maintains reserves as necessary.

   Telstra Litigation. On January 25, 2002, Telstra Corporation, Ltd. and Telstra Wholesale Inc. filed suit in Delaware Chancery Court against DynegyConnect, L.P. ("DynegyConnect"), a limited partnership in which Dynegy holds a combined 80% interest, as well as certain other Dynegy affiliates. DynegyConnect is a vehicle through which the Company participates in the U.S. telecommunications business. Telstra Wholesale holds the remaining 20% interest in DynegyConnect pursuant to a limited partnership agreement that was executed in October 2000 and details the partners' rights and obligations. Under the agreement, Telstra Wholesale was granted a put option permitting it to require Dynegy or its designee, at any time on or before September 20, 2002, to purchase its 20% partnership interest for a purchase price equal to the value of Telstra Wholesale's capital account in DynegyConnect, subject to certain adjustments. The plaintiffs brought this action in connection with Telstra Wholesale's attempted exercise of this put option. The plaintiffs allege breach of contract and bad faith, among other things, in connection with the valuation of Telstra Wholesale's capital account and, as a result, the

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

put option purchase price, as well as the administration of the partnership. The plaintiffs seek approximately $50 million plus interest in damages together with fees and other litigation expenses. Minority Interest on Dynegy's Condensed Consolidated Balance Sheet includes amounts relating to Telstra Wholesale's investment in DynegyConnect. A March 2003 trial date has been set for this lawsuit. Dynegy intends to vigorously defend against these claims.

Note 13--Regulatory Issues

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

Note 14--Pension Plan Assets

   As a result of general declines in financial markets, the actual return on pension plan assets was a negative 14 percent for the nine months ended September 30, 2002. These negative returns have reduced plan assets during 2002 to levels that will likely fall below projected plan obligations at year end. If any of Dynegy's pension plans are underfunded at year end, the Company has two alternatives. The first alternative is to contribute cash to the plan in an amount equal to the underfunded amount. The second alternative is to establish a liability equal to the underfunded amount with the offset being an after-tax reduction in shareholders' equity. Determination of any underfunded amount will be made at year end 2002 and will be dependent on the actual return on pension plan assets for 2002, the discount rate assumptions, which depend on year-end interest rates, and actual participant numbers.

Note 15--Segment Information

   Dynegy's operations are divided into four reportable segments: WEN, Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in a broad array of businesses, including physical supply of and risk-management activities around wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream gas gathering and processing, NGL fractionation and NGL marketing businesses and worldwide NGL marketing and transportation operations. Dynegy's T&D segment includes the operations of IP and Northern Natural. IP is an energy-delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. As described in Note 4, the Company sold Northern Natural in August 2002. Northern Natural's results are included within the Company's consolidated results in the Discontinued Operation section of the Statements of Operations. DGC is engaged in the telecommunications business through its global long-haul fiber optic and metropolitan network located in the United States and Europe. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three- and nine-month periods ended September 30, 2002 and 2001 is presented below. See Note 4 for an explanation of anticipated changes impacting segment disclosures in the third quarter 2002 and beyond. See
Note 1 for a discussion of the restatements made to the financial information included herein.

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


        Dynegy's Segment Data for the Quarter Ended September 30, 2002
                                ($ in millions)

                                                        WEN      DMS     T&D    DGC  Eliminations  Total
                                                      -------  ------  ------  ----  ------------ -------
Unaffiliated revenues:
   Domestic.......................................... $   437  $  574  $  396  $  6     $  --     $ 1,413
   Canadian..........................................      --     130      --    --        --         130
   European and other................................      --     175      --     2        --         177
                                                      -------  ------  ------  ----     -----     -------
                                                          437     879     396     8        --       1,720
Intersegment revenues:
   Domestic..........................................     186      33      11    --      (230)         --
                                                      -------  ------  ------  ----     -----     -------
       Total revenues................................     623     912     407     8      (230)      1,720
                                                      -------  ------  ------  ----     -----     -------
Depreciation and amortization........................     (56)    (22)    (39)  (22)       --        (139)
Goodwill impairment..................................    (908)     --      --    --        --        (908)
Operating income (loss)..............................  (1,210)     23      71   (44)       --      (1,160)
Interest expense.....................................     (61)    (13)    (25)   (1)       --        (100)
Other income (expense)...............................     (51)     (6)     (2)  (16)       --         (75)
Earnings (losses) from unconsolidated
  investments........................................     (71)      4      --    (1)       --         (68)
Income tax provision (benefit).......................    (134)      4       8   (32)       --        (154)
Income (loss) from continuing operations.............  (1,259)      4      36   (30)       --      (1,249)
Discontinued operations (Note 4):
   Income (loss) from discontinued operations
     (including loss on disposal of Northern Natural
     of $586 million)................................      17      --    (586)   --        --        (569)
   Income tax provision (benefit)....................       6      --     (20)   --        --         (14)
                                                      -------  ------  ------  ----     -----     -------
Income (loss) on discontinued operations.............      11      --    (566)   --        --        (555)
Net income (loss).................................... $(1,248) $    4  $ (530) $(30)    $  --     $(1,804)
Identifiable assets:
   Domestic.......................................... $16,311  $1,966  $3,611  $ 66     $  --     $21,954
   Canadian..........................................     468      25      --    --        --         493
   European and other................................   2,668      --      --    32        --       2,700
Unconsolidated investments...........................     654     116      --    --        --         770
Capital expenditures and unconsolidated
  investments........................................     (71)    (31)    (52)   (7)       --        (161)

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

   Dynegy's Segment Data for the Quarter Ended September 30, 2001 (Restated)
                                ($ in millions)

                                           WEN      DMS     T&D    DGC  Eliminations  Total
                                         -------  ------  ------  ----  ------------ -------
Unaffiliated revenues:
   Domestic............................. $   509  $  793  $  395  $  4     $  --     $ 1,701
   Canadian.............................      12     447      --    --        --         459
   European and other...................      --     165      --     4        --         169
                                         -------  ------  ------  ----     -----     -------
                                             521   1,405     395     8        --       2,329
Intersegment revenues:
   Domestic.............................     149      43       6    --      (198)         --
                                         -------  ------  ------  ----     -----     -------
       Total revenues...................     670   1,448     401     8      (198)      2,329
                                         -------  ------  ------  ----     -----     -------
Depreciation and amortization...........     (46)    (21)    (41)   (5)       --        (113)
Operating income (loss).................     351      27      68   (29)       --         417
Interest expense........................     (22)    (12)    (27)   (2)       --         (63)
Other income (expense)..................     (25)      1      (1)    3        --         (22)
Earnings from unconsolidated investments      96       3      --     5        --         104
Income tax provision (benefit)..........     149       7      14    (8)       --         162
Net income (loss)....................... $   251  $   12  $   26  $(15)    $  --     $   274
Identifiable assets:
   Domestic............................. $15,739  $1,889  $3,562  $349     $  --     $21,539
   Canadian.............................     441     342      --    --        --         783
   European and other...................   1,447      --      --   210        --       1,657
Unconsolidated investments..............     804     160      --    25        --         989
Capital expenditures and unconsolidated
  investments...........................    (108)    (25)    (30)  (87)       --        (250)

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001

      Dynegy's Segment Data for the Nine Months Ended September 30, 2002
                                ($ in millions)

                                                 WEN      DMS     T&D    DGC   Eliminations  Total
                                               -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic................................... $   462  $1,855  $1,119  $  12     $  --     $ 3,448
   Canadian...................................      25     722      --     --        --         747
   European and other.........................      --     568      --      6        --         574
                                               -------  ------  ------  -----     -----     -------
                                                   487   3,145   1,119     18        --       4,769
Intersegment revenues:
   Domestic...................................     500     107      26     --      (633)         --
                                               -------  ------  ------  -----     -----     -------
       Total revenues.........................     987   3,252   1,145     18      (633)      4,769
                                               -------  ------  ------  -----     -----     -------
Depreciation and amortization.................    (141)    (65)   (115)   (34)       --        (355)
Goodwill impairment...........................    (908)     --      --     --        --        (908)
Impairment and other charges..................     (26)     (3)     (3)  (287)       --        (319)
Operating income (loss).......................  (1,065)     65     157   (412)       --      (1,255)
Interest expense..............................    (122)    (36)    (77)    (4)       --        (239)
Other income (expense)........................     (47)    (17)      2    (26)       --         (88)
Earnings (losses) from unconsolidated
  investments.................................     (47)     12      (2)   (49)       --         (86)
Income tax provision (benefit)................    (110)     11      22   (177)       --        (254)
Income (loss) from continuing operations......  (1,171)     13      58   (314)       --      (1,414)
Discontinued operations (Note 4):
   Income (loss) from discontinued operations
     (including loss on disposal of Northern
     Natural of $586 million).................      37      --    (548)    --        --        (511)
   Income tax provision (benefit).............      11      --      (5)    --        --           6
                                               -------  ------  ------  -----     -----     -------
Income (loss) on discontinued operations......      26      --    (543)    --        --        (517)
Cumulative effect of change in accounting
  principle...................................      --      --      --   (234)       --        (234)
Net income (loss)............................. $(1,145) $   13  $ (485) $(548)    $  --     $(2,165)
Identifiable assets:
   Domestic................................... $16,311  $1,966  $3,611  $  66     $  --     $21,954
   Canadian...................................     468      25      --     --        --         493
   European and other.........................   2,668      --      --     32        --       2,700
Unconsolidated investments....................     654     116      --     --        --         770
Capital expenditures and unconsolidated
  investments.................................    (492)    (84)   (124)   (48)       --        (748)

                                  DYNEGY INC.

           For the Interim Periods Ended September 30, 2002 and 2001


 Dynegy's Segment Data for the Nine Months Ended September 30, 2001 (Restated)
                                ($ in millions)

                                            WEN      DMS     T&D    DGC   Eliminations  Total
                                          -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic.............................. $ 1,170  $3,164  $1,255  $   8     $  --     $ 5,597
   Canadian..............................      56   1,128      --     --        --       1,184
   European and other....................      20     514      --      8        --         542
                                          -------  ------  ------  -----     -----     -------
                                            1,246   4,806   1,255     16        --       7,323
Intersegment revenues:
   Domestic..............................     449     202      20     --      (671)         --
                                          -------  ------  ------  -----     -----     -------
       Total revenues....................   1,695   5,008   1,275     16      (671)      7,323
                                          -------  ------  ------  -----     -----     -------
Depreciation and amortization............    (132)    (61)   (124)   (16)       --        (333)
Operating income (loss)..................     563     111     160    (90)       --         744
Interest expense.........................     (61)    (39)    (87)    (5)       --        (192)
Other income (expense)...................     (49)    (10)     18      3        --         (38)
Earnings from unconsolidated investments.     186       9      --     19        --         214
Income tax provision (benefit)...........     246      26      34    (28)       --         278
Income (loss) from operations............     393      45      57    (45)       --         450
Cumulative effect of change in accounting
  principle..............................       2      --      --     --        --           2
Net income (loss)........................ $   395  $   45  $   57  $ (45)    $  --     $   452
Identifiable assets:
   Domestic.............................. $15,739  $1,889  $3,562  $ 349     $  --     $21,539
   Canadian..............................     441     342      --     --        --         783
   European and other....................   1,447      --      --    210        --       1,657
Unconsolidated investments...............     804     160      --     25        --         989
Capital expenditures and unconsolidated
  investments............................  (1,351)    (83)    (95)  (116)       --      (1,645)

Note 16--Subsequent Event

   On October 23, 2002, Dynegy announced that Bruce A. Williamson had been elected as its President and Chief Executive Officer. Effective as of such date, Dynegy executed an agreement with Mr. Williamson pursuant to which Mr. Williamson agreed to serve in such positions for an initial term of three years, subject to extension. Under the terms of the agreement, Mr. Williamson received a signing bonus of $2.25 million and a grant of options to purchase 2 million shares of common stock at an exercise price of $0.88. Mr. Williamson's employment agreement entitles him to an annual base salary of $1 million, subject to increase at the discretion of the Board of Directors, and the annual opportunity to earn additional bonus amounts, dependent upon certain financial or performance objectives, as a participant in Dynegy's Incentive Compensation Plan. The agreement also provides that Mr. Williamson is entitled to receive stock option grants each year during the term of the agreement. The agreement contains non-compete and severance provisions relating to the termination of Mr. Williamson's employment.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. ("Dynegy" or the "Company") included herein and with the Company's Current Report on Form 8-K dated November 14, 2002, which includes unaudited restated financial statements for 1999-2001 reflecting the known revisions described elsewhere in this quarterly report (the "Restatement Form 8-K"). As discussed in the Explanatory Note on the Table of Contents, the comparative financial information contained in this report has been revised to reflect the known effects of the restatement items described in Note 1 to the accompanying Condensed Consolidated Financial Statements. Concurrent with the filing of this quarterly report, Dynegy has filed the Restatement Form 8-K, which includes revised financial statements for each of the years in the three-year period ended December 31, 2001. These revised financial statements have been prepared by management and reflect all known restatement items as of the date hereof. However, as a result of the three-year re-audit and PricewaterhouseCoopers' subsequent review of Dynegy's 2002 quarterly financial statements, it is possible that additional adjustments to the unaudited financial statements in the Restatement Form 8-K and Dynegy's 2002 quarterly reports may result, some of which could be material. Dynegy expects to file an amended Form 10-K reflecting the unaudited restatements described in the Restatement Form 8-K as soon as practicable after the date of this report. Following completion of the re-audit, which the Company expects will occur early in the first quarter 2003, further amendment of the Form 10-K will be necessary in order to include the audit report of PricewaterhouseCoopers LLP as well as to reflect other changes resulting from the re-audit, if any.

                              RECENT DEVELOPMENTS

   A number of significant developments have occurred with respect to Dynegy since the filing of its second quarter 2002 Form 10-Q. On October 16, 2002, Dynegy announced an organizational restructuring plan designed to improve operational efficiencies and performance across its asset-based lines of business. The plan provides for the adoption of a decentralized business structure consisting of a streamlined corporate center and operating units in power generation, natural gas liquids, regulated energy delivery and communications.

   Also on October 16th, Dynegy announced that it would exit third party risk management aspects of the marketing and trading business. As a result of its organizational restructuring and exit from third party risk management aspects of the marketing and trading business, Dynegy announced a workforce reduction affecting approximately 780 employees and the resignation of President and Chief Operating Officer Steve Bergstrom.

   Several events affecting Dynegy precipitated the above actions. These events include, among others, contraction in the trading markets, downgrades in the Company's credit ratings, increased collateralization requirements and a weak commodity price environment for power, as well as various legal proceedings and investigations involving Project Alpha, Dynegy's trading practices and its failed merger with Enron Corp. These events have had a severely negative effect on Dynegy's operating results, liquidity, confidence in Dynegy's ability to meet its debt and other obligations and its long-term business strategy, all of which is reflected in continued declines in the market price for Dynegy's debt and equity securities. These events, affecting Dynegy and the industry in general, contributed to lower operating results in the third quarter 2002 and have significantly affected the Company's business and operating capabilities.

   Dynegy has been and remains committed to addressing these issues. Since the filing of its second quarter 2002 Form 10-Q, Dynegy continued to execute on the elements of its capital and liquidity plan. In particular, the sale of Northern Natural Gas Company ("Northern Natural") to MidAmerican Energy Holdings Company ("MidAmerican") in August enabled the Company to meet the sharp increase in collateral obligations and to improve its liquidity position. This liquidity position also was improved by the sale of the Company's United

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

Kingdom natural gas storage assets. The Company's decision to exit third party risk management aspects of the marketing and trading business is intended to add to the capital plan by freeing up material amounts of letters of credit and cash collateral otherwise committed to customers in this business.

   On October 23, 2002, Dynegy announced the selection of Bruce Williamson as the Company's new President and Chief Executive Officer. Under Mr. Williamson's leadership, the Company intends to continue to execute the remaining elements of the capital plan now enhanced by the exit from third party risk management aspects of the marketing and trading business and additional general and administrative expense reductions. On November 14, 2002, Dynegy completed the sale of the Rough storage facility and certain related assets in the United Kingdom as described below.

   The goal of Dynegy's enhanced capital plan is to enable the Company to meet its debt obligations as they mature through 2003 and thereafter. Dynegy's success and its future financial condition will depend on the management of its exit from third party risk management aspects of the marketing and trading business and execution of the remaining elements of its capital plan, each of which is subject to the risks described in this quarterly report. Please read "Liquidity and Capital Resources" for further details with respect to these risks and "Uncertainty of Forward-Looking Statements and Information" for additional factors that could impact Dynegy's future operating results and financial condition.

                        LIQUIDITY AND CAPITAL RESOURCES

Capital Plan

   In June 2002, Dynegy announced a $2 billion capital plan designed to improve liquidity and reduce debt. As part of the capital plan, on June 27, 2002, Dynegy completed an amendment to the Catlin Associates, LLC minority interest transaction (also referred to as "Black Thunder"), which permanently removed a $270 million obligation that could have been triggered by declines in Dynegy's credit ratings. Dynegy subsequently completed a $250 million interim financing as an advance on a portion of the proceeds from the expected sale of certain of its United Kingdom natural gas storage facilities and a $200 million interim financing secured by interests in its Renaissance and Rolling Hills merchant power generation facilities.

   During the third quarter, Dynegy continued to execute on elements of its capital plan. On August 16, 2002, Dynegy completed the sale of Northern Natural to MidAmerican for $928 million in cash, subject to adjustment for changes in working capital. The sale eliminated approximately $890 million of Northern Natural debt. In September 2002, DHI sold $90 million in 6.875 percent Northern Natural senior notes due May 2005 for approximately $96 million in cash. DHI had acquired the notes at par value in April 2002 in order to obtain a bondholder consent in connection with the acquisition of Northern Natural.

   In September 2002, Dynegy sold all of the shares of Dynegy Hornsea Limited, a subsidiary that owned and operated a portion of its natural gas storage facilities in the United Kingdom, to SSE Energy Supply Limited, a subsidiary of Scottish and Southern Energy plc. SSE paid approximately $200 million (130 million (Pounds)). The net proceeds from the sale of approximately $189 million were used to pay down a portion of the related $250 million interim financing during October 2002.

   In October 2002, Dynegy's Illinois Power subsidiary ("IP") announced that it agreed to sell its high-voltage electric transmission system to Trans-Elect, Inc., an independent transmission company, for $239 million. The sale represents the culmination of IP's long-term strategic initiatives relative to its transmission assets and

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

affirms the strategic direction established by IP over two years ago. The sale is expected to close in the first half of 2003 and is subject to customary closing conditions, including required approvals from the SEC, the Federal
Trade Commission, the Illinois Commerce Commission and the FERC. With respect to the FERC, the sale is conditioned on its approving the levelized rates application to be filed by Trans-Elect seeking a 13% return on equity. If the FERC does not approve levelized rates in substantially the form sought by Trans-Elect, then Trans- Elect is not obligated to close on the sale. The purchase price also is subject to adjustment with respect to certain items, including a final determination of the transmission assets to be sold, any variance in the assumed amount of inventory on hand and the amount of accounts payable at closing. A change in interest rates from those estimated by Trans-Elect in contemplating its financing for the sale also could cause an adjustment to the purchase price or postponement of the closing, at IP's option.

   During the second and third quarters of 2002, Dynegy took a number of steps to reduce general and administrative expenses to more appropriately align the Company's corporate structure with industry conditions and the decline in commercial activity. Included among these measures are the June 2002 and October 2002 workforce reductions affecting approximately 325 employees and 780 employees, respectively.

   On November 14, 2002, Dynegy sold all of the shares of two subsidiaries that own and operate the Rough storage facility and certain related assets in the United Kingdom to a subsidiary of Centrica plc for approximately $500 million. The Company repaid the approximately $60 million remaining balance of the related $250 million interim financing with proceeds from the sale.

   At the end of the third quarter, the following items in Dynegy's capital plan remain to be completed:

  .   Closing of the pending sale of IP's transmission assets; and

  . Issuance of IP mortgage bonds to repay or refinance IP obligations maturing in 2003.

Additionally, the capital plan has been enhanced by the Company's decision to exit third party risk management aspects of the marketing and trading business and certain other actions that are expected to result in reduced collateral requirements, which actions are further described below.

   The remaining elements of the capital plan are subject to a number of risks, including market conditions for asset sales, the timeliness and ability to obtain required regulatory approvals for asset sales and the negative effects of Dynegy's current financial condition, weak operating results and ongoing investigations and litigation. Dynegy currently does not expect to pursue the initial public offering of Dynegy Energy Partners L.P. Dynegy cannot guarantee that any of the remaining transactions will be successfully completed or that, if completed, they will occur on terms that the Company currently anticipates.

Available Credit Capacity, Liquidity and Debt Maturities

   Sources of Liquidity. Dynegy's liquidity position has improved since the filing of its second quarter 2002 Form 10-Q, primarily from the cash proceeds received from the sale of Northern Natural in August 2002 and the sale of its United Kingdom natural gas storage assets in September 2002 and November 2002. Dynegy has relied on these cash proceeds, together with cash proceeds from the other capital plan initiatives described above, cash from operations and limited borrowings available under its revolving credit facilities, to satisfy its capital requirements. Given its current non-investment grade credit ratings, the ongoing re-audit of its 1999-2001 financial statements and its limited access to the capital markets, Dynegy expects to continue to rely primarily on cash on hand, cash from operations and proceeds from its capital plan initiatives to fund its near-term obligations.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   The following table summarizes Dynegy's consolidated credit capacity and liquidity position at September 30, 2002 ($ in millions):

                     Total Credit Capacity........ $ 1,940
                     Outstanding Loans............    (626)
                     Outstanding Letters of Credit  (1,028)
                                                   -------
                     Unused Borrowing Capacity....     286
                     Cash(1)......................   1,070
                     Liquid Inventory(2)..........     332
                                                   -------
                     Total Available Liquidity.... $ 1,688
                                                   =======

--------
(1) Includes $189 million in net cash proceeds from the sale of the Hornsea storage facility, which is included in Restricted cash on the Condensed Consolidated Balance Sheet. These proceeds were used to pay down the principal on the related interim financing in early October 2002.
(2) Consists principally of natural gas inventories that the Company expects to monetize over the next six months in connection with the exit of third party risk management aspects of the marketing and trading business. The value presented is based on spot market prices at September 30, 2002.

   Uses of Liquidity and Current Liquidity Position. During the third quarter 2002, significant uses of liquidity included the following:

  . Retirement of $96 million in IP mortgage bonds which matured on July 15, 2002.

  . Retirement of $200 million in DHI senior notes which matured on July 15, 2002.

  . Funding of a $19 million quarterly payment under the Black Thunder financing.

  . Funding of a $22 million quarterly payment on IP's transitional funding trust notes.

  .   Funding of a $17 million payment under the ABG Gas Supply financing.

  . Issuance of approximately $455 million of cash collateral and letters of credit relating to the Company's marketing and trading business and other commercial obligations.

   On November 1, 2002, in connection with the expiration of the Dynegy Inc. $300 million revolving credit facility, the Company repaid all of the $84 million of borrowings outstanding under the facility. Additionally, since September 30, 2002, Dynegy has repaid the $250 million interim financing relating to the sale of the UK storage facilities, $20 million in maturing Illinova Corporation senior notes and the $19 million fourth quarter payment under the Black Thunder financing.

   After giving effect to the Rough sale and expiration of the Dynegy Inc. $300 million revolving credit facility and repayment on the $250 million interim financing, together with the above-described uses of liquidity, the Company's total available liquidity as of the date of this report was approximately $1,497 million, including approximately $974 million in cash, $129 million in available borrowing capacity and $394 million in highly liquid inventory.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   Debt Maturities. As of the date of this report, the Company's debt maturities and related obligations through December 31, 2003 were approximately as follows:

       Date                            Type                     Amount Outstanding/Owed
       ----                            ----                     -----------------------
Fourth Quarter 2002 Canadian Credit Facility                         $40 million
                    IP Transitional Funding Trust Notes (1)          $21.6 million
                    ABG Gas Supply (2)                               $11.7 million

First Quarter 2003. Renaissance/Rolling Hills Interim Financing      $200 million
                    IP Transitional Funding Trust Notes (1)          $21.6 million
                    Black Thunder Financing (3)                      $18.9 million
                    ABG Gas Supply (2)                               $17.8 million

Second Quarter 2003 DHI $900 Million Revolving Credit Facility     $789 million (4)
                    DHI $400 Million Revolving Credit Facility     $382 million (5)
                    IP Bank Credit Facility                          $300 million
                    IP Transitional Funding Trust Notes (1)          $21.6 million
                    Black Thunder Financing (3)                      $21.6 million
                    ABG Gas Supply (2)                               $18.1 million

Third Quarter 2003. IP Mortgage Bonds                                $190 million
                    IP Transitional Funding Trust Notes (1)          $21.6 million
                    Black Thunder Financing (3)                      $21.6 million
                    ABG Gas Supply (2)                               $18.4 million

Fourth Quarter 2003 IP Transitional Funding Trust Notes (1)          $21.6 million
                    Black Thunder Financing (3)                      $21.6 million
                    ABG Gas Supply (2)                               $18.7 million

--------
(1) Reflects required quarterly payments which are made with cash set aside from IP customer billings.
(2) Reflects required payments associated with Project Alpha as further described in Note 1 to the accompanying financial statements.
(3) Reflects required quarterly payments under Dynegy's Black Thunder financing as further described in Note 8 to the accompanying financial statements.
(4) Reflects amounts currently outstanding under the DHI $900 million revolving credit facility, including $661 million in outstanding letters of credit.
(5) Reflects amounts currently outstanding under the DHI $400 million revolving credit facility, including $382 million in outstanding letters of credit.

   As indicated above, Dynegy has significant revolver maturities in the second quarter 2003. Dynegy has begun discussions with its lenders with respect to the refinancing of all or a portion of these revolving credit facilities. If Dynegy is successful in entering into one or more new revolving credit facilities, it expects such facilities would likely be smaller and would have higher pricing and more restrictive terms than the current facilities. However, the Company and its lenders may be unable to reach mutually agreeable terms for one or more new revolving credit facilities. Dynegy faces significant risks relating to the satisfaction or refinancing of the obligations under these facilities. Please read "Conclusion" below for discussion of Dynegy's plans with respect to these obligations and the covenant compliance and other execution risks inherent therein.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


Financing Trigger Events

   Dynegy's debt instruments and other financial obligations include routine provisions, which, if not met, could require early payment, additional collateral support or similar actions. For Dynegy, these trigger events include leverage ratios, insolvency events, defaults on scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Dynegy does not currently have any trigger events tied to specified credit ratings or stock price in its debt instruments and has not executed any transactions that require it to issue equity based on credit rating or other trigger events. Please read "Conclusion" for a discussion of the Company's compliance with other covenants contained in its debt instruments.

Collateral Obligations

   As a result of Dynegy's non-investment grade credit ratings and counterparties' reduced confidence in its ability to satisfy its obligations, the Company has received numerous requests from counterparties to provide collateral support for its marketing and trading and other commercial obligations, including obligations to support DMS and IP. These requests generally are made under the Uniform Commercial Code, which allows for demands of adequate assurance of performance when reasonable grounds for insecurity exist, or contracts containing "adequate assurance" provisions or specific ratings triggers that address collateral posting requirements. Specific ratings triggers generally give counterparties the right to request collateral or, if collateral is not provided, suspend or terminate credit if the Company's credit ratings fall below investment grade; "adequate assurance" provisions permit a counterparty to request adequate assurance (which is generally not specified in the agreement) of continued performance. In most instances Dynegy has responded by posting cash or letters of credit to collateralize substantially all of its marketing and trading obligations and a large portion of its other commercial obligations. Outstanding letters of credit and cash collateral totaled approximately $1.36 billion as of November 13, 2002.

   The obligations against which Dynegy has posted collateral include those relating to certain of its long-term tolling agreements and other related contracts. The Company is working with various counterparties to determine and provide mutually acceptable collateral or other adequate assurance under these contracts. The Company has yet to reach agreement with Sithe/Independence Funding and Quachita Power LLC regarding a mutually acceptable amount of collateral. Although the Company is current on all payments, it has received a notice of default from each of these counterparties with regard to collateral assurance and is continuing to negotiate these issues. The Company's annual net payments under the Sithe/Independence and Quachita Power arrangements approximate $66 million and $55 million, respectively, and the contracts extend through 2014 and 2012, respectively.

   In response to the ongoing reductions in the liquidity of the trading markets and the actions of counterparties either requiring additional collateral or refusing to trade with the Company, Dynegy continued to scale back the level of its customer and risk-management business activities during the third quarter 2002. On October 16, 2002, Dynegy announced its decision to exit third party risk management aspects of the marketing and trading business. This announcement has no impact on the commercial activities of Dynegy's power generation or midstream businesses. The power generation business will continue to manage commodity price risk existing in its physical asset positions through optimizing fuel procurement and the marketing of power from these assets. Further, the midstream business will continue to manage commodity price risk associated with its operations related to fuel procurement and the marketing of natural gas and natural gas liquids in the markets where it operates.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   In connection with the Company's decision to exit third party risk management aspects of the marketing and trading business, it subsequently announced that it entered into a letter of intent to sell a significant portion of its Canadian natural gas business to The Seminole Group, Inc. Dynegy also agreed to sell to Seminole its 50 percent ownership in Tidal Energy Marketing, Inc., a wholesale crude oil marketing company. The transactions, which are subject to the negotiation and execution of definitive documentation, regulatory approval and other customary conditions, are expected to close in November 2002.

   The Company's decision to exit third party risk management aspects of the marketing and trading business is expected to reduce significantly its collateral requirements and overall corporate expenses.

Credit Rating Discussion

   Credit ratings impact the Company's ability to obtain short- and long-term financing, the cost of such financing and the execution of its commercial strategies. In determining the Company's credit ratings, the rating agencies consider a number of factors. Quantitative factors that management believes are given significant weight include, among other things, EBITDA; operating cash flow; total debt outstanding; off balance sheet obligations and other commitments; fixed charges such as interest expense, rent or lease payments; payments to preferred stockholders; liquidity needs and availability; and various ratios calculated from these factors. Qualitative factors include, among other things, predictability of cash flows, business strategy, industry position, litigation, regulatory investigations and other contingencies. Although these factors are among those considered by the rating agencies, each agency may calculate and weigh each factor differently.

   Since the Company filed its second quarter 2002 Form 10-Q on August 14, 2002, Moody's Investors Service again lowered its ratings on Dynegy and its subsidiaries. The senior unsecured debt ratings of Dynegy and DHI were lowered from "Ba3" to "B2" and "B1" to "B3," respectively. Moody's also downgraded IP's mortgage bonds from "Ba2" to "B1," stating that the ratings outlook for all of Dynegy's ratings remained negative. Moody's stated that these ratings actions were based on continuing concerns due to, among other things, increased amounts of secured debt and the expectation that future renewals of existing bank debt will likely be done on a secured basis, effectively subordinating DHI's senior unsecured lenders.

   As of November 13, 2002, Dynegy's credit ratings were as set forth in the table below. All three major credit rating agencies maintained a negative outlook with respect to their ratings.

               Rated Enterprises       Standard & Poor's Moody's Fitch
               -----------------       ----------------- ------- -----
         Senior Unsecured Debt Rating:
            Dynegy Inc.(1)............        B-           B2       B
            Dynegy Holdings Inc.(2)...        B-           B3       B
            Illinois Power(3).........         *           B2       B
            Illinova Corporation(4)...        B-           B3       B
         Senior Secured Debt Rating:
            Illinois Power............        B+           B1     BB-

--------
*  Not rated.
(1) Dynegy Inc. is the parent holding company. This entity generally provides financing to the enterprise through issuance of capital stock.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

(2) Dynegy Holdings Inc. is the primary debt financing entity for the enterprise. This entity is a subsidiary of Dynegy Inc. and is a holding company that includes substantially all of the operations of the WEN and DMS business segments.
(3) This entity includes the Company's regulated transmission and distribution business in Illinois.
(4) Illinova Corporation is the holding company for Illinois Power.

IP Liquidity

   As described above in "Available Credit Capacity, Liquidity and Debt Maturities," IP has significant debt maturities through December 31, 2003. These maturities include the May 2003 maturity of its $300 million bank credit facility, the August 2003 and September 2003 mortgage bond maturities of $100 million and $90 million, respectively, and quarterly payments of approximately $22 million on IP's transitional funding trust notes. IP is required to make these same quarterly payments of approximately $22 million on its transitional funding trust notes into 2008, and has a payment of up to $81 million due on its Tilton lease financing in the third quarter of 2004. IP's plans to satisfy its significant near-term debt maturities and to improve its liquidity position include the successful execution of capital-raising transactions, including its previously terminated mortgage bond offering, and the closing of the previously announced sale of its transmission assets. IP also plans to seek to refinance its $300 million bank credit facility with another facility of equal or lesser size. Such a facility would provide IP with additional liquidity to support its ongoing capital requirements.

   IP's ability to successfully execute these initiatives is subject to a number of risks including factors beyond its control. These factors include, among others, the timeliness and ability to obtain required regulatory approvals, further credit rating downgrades, the receptiveness of the capital markets to the IP bond offering and the continued negative effects of its relationship with Dynegy. If IP is unable to successfully execute these initiatives, it could require additional liquidity support from Dynegy, to the extent available and subject to receipt of any required regulatory approvals, in order to satisfy its debt maturities and other obligations as they become due.

   On October 23, 2002, the Illinois Commerce Commission (the "ICC") issued an order approving a petition submitted by IP to enter into an agreement with Dynegy and its affiliates that would allow for the netting of certain payments due to Dynegy under the services and facilities agreement pursuant to which Dynegy affiliates exchange certain corporate services and share facility space with IP. Under the ICC's order, payments due to Dynegy from IP under this agreement can be netted against certain intercompany payments due to IP from Dynegy should Dynegy or its affiliates fail to make those payments on or before their due dates. The agreement also allows Dynegy to net payments in the event IP fails to make its required payments to Dynegy. Additionally, IP will not be permitted to pay any common dividend to Dynegy or its affiliates until IP's mortgage bonds are rated investment grade by Moody's and S&P and specific approval is obtained from the ICC. The ICC also made certain provisions for the advancement of funds necessary to fund payments on Illinova Corporation's outstanding senior notes.

ChevronTexaco Preferred Stock

   In November 2001 in connection with entering into its merger agreement with Enron, Dynegy issued $1.5 billion of Series B preferred stock to ChevronTexaco. Dynegy used the proceeds from this preferred stock issuance to purchase $1.5 billion of preferred stock in Northern Natural. The resolutions establishing the Series B preferred stock provide that all of the outstanding shares of the series will be redeemed on November 9, 2003.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

The Company believes that there are restrictions under applicable state law that prevent the Company from redeeming the preferred stock if it would render the Company insolvent. If such redemption is restricted under applicable law, the Company believes that the redemption obligation will remain outstanding until such time as the law would permit such redemption and such redemption obligation is satisfied. The failure to redeem the Series B preferred stock on the redemption date as described above is not an event of default under any of the Company's bank borrowings, secured debt, senior notes or other debt obligations. The shares of Series B preferred stock are not entitled to a dividend in cash or in kind or Board representation either before or after the redemption date.

Capital Leases

   In response to the initiatives currently underway at the FASB, on June 28, 2002 the Company unilaterally undertook certain actions, the effect of which altered the accounting for some of its existing lease obligations and anticipated lease obligations relating to assets under construction. These actions included the delivery of Dynegy guarantees of lessor debt in certain existing leases of power generation facilities. In addition, the Company notified certain lenders of its intent to purchase power generation facilities that are currently under construction and that were expected to be placed in synthetic leases upon completion of their construction. As a result of these actions, approximately $525 million of obligations due in 2005 to 2007 were brought on-balance sheet. This non-cash action resulted in an increase to Property, Plant and Equipment and a corresponding increase in Long-Term Debt on the Company's Condensed Consolidated Balance Sheet. These obligations were previously reported as lease obligations in the footnotes to the Company's financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the Annual Report on Form 10-K for the period ended December 31, 2001 (the "Form 10-K"). In addition, actions taken by the Company relating to assets under construction required the reclassification of approximately $673 million from Prepayments and Other Assets to Property, Plant and Equipment on the Company's Condensed Consolidated Balance Sheet.

Capital Expenditures

   Capital spending for the three- and nine-month periods ended September 30, 2002 totaled $161 million and $736 million, respectively, and related primarily to the WEN and T&D operating segments. For the anticipated future, the Company intends to limit its capital expenditures primarily to required maintenance capital expenditures. The Company expects that its required maintenance capital expenditures will total approximately $75 million for the fourth quarter 2002 and approximately $285 million for 2003.

Dividend Policy

   In further support of the Company's capital and liquidity plan, Dynegy's Board of Directors elected not to pay a dividend on Dynegy's Class A or Class B common stock for the third quarter 2002. Dynegy does not anticipate reinstating the dividend for the foreseeable future. During the nine-month periods ended September 30, 2002 and 2001, the Company paid approximately $55 million and $74 million in cash dividends, respectively, on its common stock.

Conclusion

   Dynegy believes its current liquidity position should be sufficient to permit the Company to meet its debt maturities and other obligations through the first quarter 2003. The sufficiency of the Company's liquidity will depend upon:

  . Dynegy's continued compliance with the covenants in its bank credit and other debt instruments or its ability to negotiate waivers in the event of a covenant default;

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


  . Dynegy's ability to repay or refinance the DHI and IP credit facilities that mature in the second quarter 2003;

  . Dynegy's ability to manage its exit from third party risk management aspects of the marketing and trading business and the timing of the expected cash flows and reduction in collateral from this exit;

  . the level of earnings and cash flow from Dynegy's assets and businesses, which is subject to the effect of changes in commodity prices, particularly natural gas and power;

  . Dynegy's non-investment grade credit ratings, the effect of these ratings on Dynegy's ability to access capital markets and to conduct normal commercial operations and the effect of any further downgrade in these credit ratings on refinancings;

  . ongoing investigations and litigation relating to Project Alpha, Dynegy's trading practices and its activities in the California power markets;

  . confidence in Dynegy's financial reporting in light of the previously announced restatements and the ongoing re-audit of its 1999-2001 financial statements; and

  . Dynegy's ability to eliminate or further reduce net cash outflows associated with its telecommunications business.

   Dynegy's liquidity may be significantly adversely affected if it is unable to refinance the DHI and IP credit facilities that mature in the second quarter 2003. Dynegy also faces the risk of a covenant default on these facilities or other debt instruments prior to maturity. The DHI and IP credit facilities and the Company's telecommunications lease financing contain various covenants, including EBITDA-to-interest and debt-to-capitalization financial covenants. The Company was in compliance with the covenants in its credit facilities and other debt instruments at September 30, 2002. While many of the charges incurred by the Company during 2002 are excluded from the compliance calculations, continued weakness in the Company's operating results compared with results in 2001 will make it more difficult for the Company to continue to comply with certain of its financial covenants. Compliance with these financial covenants is measured on a quarterly basis.

   Any failure to satisfy one or more of these covenants would constitute a breach giving rise to a default under the applicable debt instrument and would permit the lenders under such debt instrument to accelerate the maturity of Dynegy's outstanding obligations thereunder. Depending upon the particular debt instrument, such a breach or any action by the lenders to accelerate the maturity of amounts owing would result in a default under or trigger cross-acceleration provisions in a significant portion of the Company's other outstanding debt instruments. In the event of non-compliance, Dynegy would seek waivers from the lenders under these debt instruments or attempt to repay or refinance the affected debt instruments. The Company cannot provide any assurance that it could repay, obtain waivers with respect to or refinance such debt instruments in the event of any such default.
   Dynegy has executed on the principal elements of its capital plan in order to meet its current obligations as they mature and provide the necessary collateral to support its commercial operations. Dynegy believes that the combination of its liquidity initiatives and the roll off of collateral and cash flow from its exit from third party risk management aspects of the marketing and trading business should enable the Company to refinance all or a sufficient portion of its second quarter 2003 maturities. However, the Company faces significant risks related to its ongoing operations and other matters discussed above. Dynegy also faces the risk that it may not be able to reach agreement with its lenders on mutually acceptable terms. If Dynegy fails to execute the remaining elements of its strategy, it may be forced to consider other strategic alternatives including a possible reorganization under the protection of federal bankruptcy laws.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


                       RECENT ACCOUNTING PRONOUNCEMENTS

   See Note 2 to the accompanying financial statements for a discussion of recently issued accounting pronouncements affecting the Company. Specifically, Dynegy adopted the net presentation provisions of Emerging Issues Task Force Issue No. 02-3 in the third quarter 2002. Please see Note 2 for the impact such adoption had on the Company's Condensed Consolidated Statements of Operations.

                            ACCOUNTING METHODOLOGY

   The Company has identified three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the portrayal of Dynegy's financial position and results of operations: the accounting for long-lived assets, the evaluation of counterparty credit and other similar risks and revenue recognition. See Note 3 to the financial statements included in the Form 10-K for a discussion of the process surrounding the evaluation of counterparty credit and other similar risks. For disclosure on the Company's accounting for long-lived assets and revenue recognition, refer to Note 2 to the financial statements included in the Form 10-K. Accounting methodology and application of accounting methodologies are more fully described in the Form 10-K.

             ENTERPRISE RISK MANAGEMENT, VALUATION AND MONITORING

   Market Risk. The Company is exposed to commodity price risk related to its natural gas, NGLs, electricity and coal businesses. In addition, fuel requirements at its power generation, gas processing and fractionation facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, Dynegy has routinely utilized certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

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

   The potential for changes in the market value of Dynegy's commodity, interest rate and currency portfolios is referred to as "market risk." A description of each market risk category is set forth below:

  . Commodity price risks result from exposures to changes in spot rates, forward prices and volatilities in commodities, such as electricity, natural gas, coal, NGLs, and other similar products;

  . Interest rate risks primarily result from exposures to changes in the level, slope and curvature of the yield curve and the volatility of interest rates; and

  . Currency rate risks result from exposures to changes in spot rates, forward rates and volatilities in currency rates.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   Dynegy seeks to manage these market risks through diversification, controlling position sizes and executing hedging strategies. The ability to manage an exposure may, however, be limited by adverse changes in market liquidity or other factors.

   In October 2002, the Company announced it would exit aspects of the marketing and trading business relating to third party or customer risk management for natural gas and power. The Company expects to complete a significant portion of the exit from this business over the next three to six months. The Company will maintain the resources and make the necessary arrangements to meet its customer commitments, including retaining personnel and risk management capabilities.

   Valuation Criteria and Management Estimates. As more fully described in the Form 10-K, Dynegy utilizes a fair value accounting model for certain aspects of its operations as required by generally accepted accounting principles. The net gains or losses resulting from the revaluation of these contracts during the period are recognized currently in the Company's results of operations. For financial reporting purposes, assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short- or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statement of operations. As a result of EITF 02-3, the Company recorded realized and settled amounts net in the income statement and has restated prior periods herein for comparative purposes.

   Dynegy has historically estimated the fair value of its marketing portfolio using a liquidation value approach assuming normal liquidity. The estimated fair value of the portfolio is computed by multiplying all existing positions in the portfolio by estimated mid-market prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market risks. The assumptions used in evaluating the realizability of the Company's portfolio have been changed to reflect current market conditions and Dynegy's decision to exit aspects of the marketing and trading business relating to third party or customer risk management for natural gas and power changes the assumptions used by the Company in extracting the realizability of its portfolio. (See discussion in Results of Operations below.)

   Dynegy's forward power price curves are derived by modeling a combined cycle gas facility as a "spark spread option" in the calculation of required cost of capital returns. A spark spread option represents the implied value relationship between natural gas as a fuel for the combined cycle gas facility and the conversion value of the power generated by the facility. This price curve assumption is based on the premise that a portfolio manager would be indifferent to holding these two assets (the spark spread option or the generation facility) and is reflective of how Dynegy manages its own portfolio of physical and financial positions. Dynegy's modeling methodology has been consistently applied during 2002 and the three years ended December 31, 2001. Dynegy's proprietary models compute forward prices over a time horizon based on the following set of inputs:

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

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


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

   Risk-Management Asset and Liability Disclosures. The following tables depict the mark-to-market value and cash flow components of the Company's net risk-management assets and liabilities at September 30, 2002 and December 31, 2001:

             Mark-to-Market Value of Net Risk-Management Asset(1)

                            Total  2002(2) 2003 2004 2005 2006 Thereafter
                           ------  ------- ---- ---- ---- ---- ----------
                                           (in millions)
       September 30, 2002. $  658   $ (31) $177 $90  $68  $63     $291
       December 31, 2001..  1,038     576   114  97   52   45      154
                           ------   -----  ---- ---  ---  ---     ----
       Increase (Decrease) $ (380)  $(607) $ 63 $(7) $16  $18     $137
                           ======   =====  ==== ===  ===  ===     ====

--------
(1) The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management assets at September 30 of $691 million on the Condensed Consolidated Balance Sheet include the $658 million herein as well as emission allowance credits, hedging instruments and other non-trading amounts.
(2) Amounts represent October 1 to December 31, 2002 values in the September 30, 2002 row and January 1 to December 31, 2002 values in the December 31, 2001 row.

   The increases (decreases) in the Net Risk-Management Asset and Liabilities were impacted by the following:

  . The recognition of a $223 million liquidity reserve in the third quarter 2002 that impairs the mark-to-market value of the Company's marketing and trading portfolio at September 30, 2002. The recognition of an incremental liquidity reserve in determining estimated fair value reflects a substantial reduction during the quarter in market transaction volumes, principally in the U.S. power marketing and trading business and recognizes the negative estimated impact on the realizability of the net asset value of the portfolio;

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


  . The realization of approximately $442 million of cash related to contracts settled during the first three quarters of 2002;

  . A net deferral of the anticipated timing of cash inflows totaling $95 million from the 2002 through 2004 time periods to beyond 2006 related to long-term natural gas storage transactions. The change in the timing of cash inflows on these transactions resulted from the decision to extend the term of the contract through 2007;

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

               Cash Flow Components of Net Risk-Management Asset

                       Nine Months  Three Months
                          Ended        Ended
                      September 30, December 31, Total
                          2002          2002     2002   2003 2004  2005 2006 Thereafter
                      ------------- ------------ -----  ---- ----  ---- ---- ----------
                                                (in millions)
September 30, 2002(1)     $442          $(19)    $ 423  $206 $115  $96  $89    $1,046
December 31, 2001....                              611   137  119   73   71       330
                                                 -----  ---- ----  ---  ---    ------
Increase (Decrease)..                            $(188) $ 69 $ (4) $23  $18    $  716
                                                 =====  ==== ====  ===  ===    ======

--------
(1) The cash flow values at September 30, 2002 reflect realized cash flows for the nine months ended September 30, 2002 and anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position for the remaining periods. These anticipated undiscounted cash flows have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges as well as emission allowance credits and other non-trading amounts.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   The following table provides a reconciliation of the risk-management data on the balance sheet, statement of operations and statement of cash flows (in millions):

                                                                                       As of and for the
                                                                                          Nine Months
                                                                                             Ended
                                                                                         September 30,
                                                                                             2002
                                                                                       -----------------
Balance Sheet Risk-Management Accounts
Fair value of portfolio at January 1, 2002............................................      $1,078
Risk-management gains recognized through the income statement in the period, net(1)(2)           9
Cash received related to contracts settled in the period, net(3)......................        (354)
Changes in fair value as a result of a change in valuation technique(4)...............          --
Non-cash adjustments and other(5).....................................................         (42)
                                                                                            ------
Fair value of portfolio at September 30, 2002.........................................      $  691
                                                                                            ======
Income Statement Reconciliation
Risk-management gains recognized through the income statement in the period, net(1)(2)      $    9
Physical business recognized through the income statement in the period, net..........          23
Non-cash adjustments and other(6).....................................................         (34)
                                                                                            ------
Net recognized operating loss(7)......................................................      $   (2)
                                                                                            ======
Cash Flow Statement
Cash received related to risk-management contracts settled in the period, net(3)......      $  354
Estimated cash paid related to physical business settled in the period, net...........          23
Timing and other, net(8)..............................................................          65
                                                                                            ------
Cash received during the period.......................................................      $  442
                                                                                            ======
Risk Management cash flow adjustment for the nine-month period ended September 30,
  2002(9).............................................................................      $  444
                                                                                            ======

--------
(1) This amount includes approximately $140 million which represents management's estimate of the initial value of new contracts entered into in the nine months ended September 30, 2002.
(2) This amount includes a $223 million liquidity reserve discussed more fully in Note 5 to the accompanying Condensed Consolidated Financial Statements.
(3) This amount includes cash settlements of hedging instruments, emission allowances and other non-trading amounts in addition to the cash settlement of trading contracts.
(4) Dynegy's modeling methodology has been consistently applied period over period.
(5) This amount consists primarily of changes in value and cash settlements associated with foreign currency and interest rate hedges.
(6) This amount consists primarily of changes in value of interest rate hedges.
(7) This amount consists primarily of the customer and risk-management portion of WEN's operating income before the deduction of Depreciation and Amortization, Impairment and Other Charges and General and Administrative Expenses.
(8) This amount represents cash received for sales of emission credits, cash received associated with the settlement of fuel hedges and cash payments associated with foreign currency hedges.
(9) This amount is calculated as "Cash received during the period" less "Net recognized operating loss."

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above. Approximately 62 percent of Dynegy's net risk-management asset value at September 30, 2002 was determined by market quotations or validation against industry posted prices. This is a significant reduction from the December 31, 2001 amount of 92 percent. The percentage reduction resulted from a significant realization of cash during the nine-month period, a significant power origination transaction during the first quarter, the impact of reduced industry liquidity on the portfolio and a transfer of $105 million of cash flows from Other External Sources to Prices Based on Models during the second quarter 2002. As a result of reduced industry liquidity, the Company recognized a pre-tax charge of $223 million to impair the mark-to-market value of the marketing and trading portfolio. The Company will continue to assess the liquidity of the market, as a prolonged downturn in transaction volumes in the industry as a whole or within specific regions could result in further reduction in the availability of market quotations.

                     Net Fair Value of Marketing Portfolio
                              September 30, 2002

                                             Total 2002(1) 2003  2004 2005 2006  Thereafter
                                             ----- ------- ----  ---- ---- ----  ----------
                                                             (in millions)
Market Quotations(2)........................ $300   $(32)  $142  $49  $(4) $ (6)    $151
Other External Sources(3)...................  107     --     37   41   28    --        1
                                             ----   ----   ----  ---  ---  ----     ----
Market Quotations and Other External Sources  407    (32)   179   90   24    (6)     152
Prices Based on Models(4)...................  251     --     (1)  --   45    68      139

--------
(1) Amount represents October 1 to December 31, 2002 values.
(2) Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.
(3) Mid-term prices validated against industry posted prices.
(4) See discussion of the Company's use of long-term models in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the Form 10-K.

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

   The modeling of the risk characteristics of Dynegy's marketing portfolio involves a number of assumptions and approximations. Dynegy estimates VaR using a JP Morgan RiskMetrics(TM) approach assuming a one-day holding period. Inputs for the VaR calculation are prices, positions, instrument valuations and a variance-covariance matrix. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


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

   In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in 100 statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. The Company has also disclosed an average VaR for the nine-month period ended September 30, 2002 and the year ended December 31, 2001 in order to provide context around the one-day amounts.

   The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio:

                 Daily and Average VaR for Marketing Portfolio

                                                                 September 30, December 31,
                                                                     2002          2001
                                                                 ------------- ------------
                                                                       (in millions)
One Day VaR--95% Confidence Level...............................      $11          $18
                                                                      ===          ===
One Day VaR--99% Confidence Level...............................      $16          $26
                                                                      ===          ===
Average VaR for the Year-to-Date Period--95% Confidence Level(1)      $17          $12
                                                                      ===          ===

--------
(1) Amounts have not been updated for restatement items discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements as such amounts cannot be retroactively recalculated.

   The decrease in One Day VaR from December 31, 2001 is due primarily to the reduction in exposure in the domestic power portfolio. The reduced exposure is a result of less price volatility and less trading caused by the current market conditions and the downgrades to Dynegy's credit ratings. The increase in Average VaR from December 31, 2001 is due primarily to the long-term power origination transactions executed in the first quarter 2002.

   Credit Risk. Credit risk represents the loss that the Company would incur if a counterparty fails to perform under its contractual obligations. To reduce the Company's credit exposure, the Company seeks to enter into payment netting agreements with counterparties that permit Dynegy to offset receivables and payables with such

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

counterparties. Dynegy attempts to further reduce credit risk with certain counterparties by entering into agreements that enable the Company to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. The Company may, at times, use credit derivatives or other structures and techniques to provide for third-party guarantees of the Company's counterparties' obligations.

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

   The following table represents Dynegy's credit exposure at September 30, 2002 associated with its forward positions within the Company's risk-management portfolio, netted by counterparty (in millions):

                            Credit Exposure Summary

                              September 30, 2002

                                                         Non-
                                        Investment    Investment
                                       Grade Quality Grade Quality Total
                                       ------------- ------------- ------
       Type of Business:
       Financial Institutions.........    $   95         $ --      $   95
       Commercial/Industrial/End Users       720           83         803
       Utility and Power Generators...        62            5          67
       Oil and Gas Producers..........        28            1          29
       Other..........................       236           57         293
                                          ------         ----      ------
          Total.......................    $1,141         $146      $1,287
                                          ======         ====      ======

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

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   The following table sets forth the daily and average VaR associated with the interest rate component of the marketing portfolio. Dynegy seeks to manage its interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of September 30, 2002 and December 31, 2001 and are reflected in the table below.

      Daily and Average VaR on Interest Component of Marketing Portfolio

                                                              September 30, December 31,
                                                                  2002          2001
                                                              ------------- ------------
                                                                    (in millions)
One Day VaR--95% Confidence Level............................     $0.3          $1.6
                                                                  ====          ====
Average VaR for the Year-to-Date Period--95% Confidence Level     $0.4          $1.6
                                                                  ====          ====

   The decrease in One Day VaR is due to the timing of removing positions with Enron from the Company's portfolio at the end of December 2001 and not changing the hedge positions until early January 2002. The decrease in Average VaR is due to the impact of the Company's hedging program since the entire nine months of 2002 were under this program that was initiated in November 2001.

   In addition to the marketing portfolio, the Company is exposed to fluctuating interest rates as it relates to other variable rate financial obligations. Based on sensitivity analysis as of September 30, 2002, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or (lower)) over the twelve months ended September 30, 2003 would (decrease) increase income before taxes by approximately $21 million. Hedging instruments executed to mitigate such interest rate exposure are included in the sensitivity analysis.

   Foreign Currency Exchange Rate Risk. Foreign currency risk arises from the Company's investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of risk management transactions with customers in countries outside the U.S. Management continually monitors its exposure to fluctuations in foreign currency exchange rates. When possible, contracts are denominated in or indexed to the U.S. dollar, or such risk may be hedged through debt denominated in the foreign currency or through financial contracts. At September 30, 2002, the Company's primary foreign currency exchange rate exposures were the United Kingdom Pound, Canadian Dollar and European Euro.

   The following table sets forth the daily and average foreign currency exchange VaR. Hedging instruments executed to mitigate such foreign currency exchange exposure are included in the VaR as of September 30, 2002 and December 31, 2001 reflected in the table below.

                Daily and Average Foreign Currency Exchange VaR


                                                              September 30, December 31,
                                                                  2002          2001
                                                              ------------- ------------
                                                                    (in millions)
One Day VaR--95% Confidence Level............................     $4.6          $0.6
                                                                  ====          ====
Average VaR for the Year-to-Date Period--95% Confidence Level     $2.9          $1.1
                                                                  ====          ====

   The increase in One Day and Average VaR is due to the removal of a United Kingdom Pound currency hedge associated with the Company's net investment in the United Kingdom natural gas storage business.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   Derivative Contracts. The absolute notional financial contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows at September 30, 2002 and December 31, 2001, respectively:

                      Absolute Notional Contract Amounts

                                                                            September 30, December 31,
                                                                                2002          2001
                                                                            ------------- ------------
Natural Gas (Trillion Cubic Feet)..........................................     10.920       11.894
Electricity (Million Megawatt Hours).......................................     85.553       77.997
Natural Gas Liquids (Million Barrels)......................................      1.705        5.655
Crude Oil (Million Barrels)................................................     11.665           --
Weather Derivatives (In thousands of $/Degree Day).........................    $    --      $   190
Coal (Millions of Tons)....................................................        9.5         18.5
Variable Rate Financial Obligation Interest Rate Swaps (In Millions of U.S.
  Dollars).................................................................    $ 1,696      $    --
Weighted Average Fixed Interest Rate Paid (Percent)........................      2.796           --
Fair Value Hedge Interest Rate Swaps (In Millions of U.S. Dollars).........    $   601      $   206
Fixed Interest Rate Received on Swaps (Percent)............................      5.616        5.284
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars).......    $   601      $   206
Fixed Interest Rate Paid (Percent).........................................      5.640        5.310
U.K. Pound Sterling (In Millions of U.S. Dollars)..........................    $   207      $   906
Average U.K. Pound Sterling Contract Rate (In U.S. Dollars)................    $ 1.547      $ 1.423
Euro (In Millions of U.S. Dollars).........................................    $    10      $    18
Average Euro Contract Rate (In U.S. Dollars)...............................    $ 0.978      $ 0.886
Canadian Dollar (In Millions of U.S. Dollars)..............................    $   617      $ 1,395
Average Canadian Dollar Contract Rate (In U.S. Dollars)....................    $ 0.637      $ 0.644

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

                             RESULTS OF OPERATIONS

   On October 16, 2002, Dynegy announced a restructuring plan designed to improve operational efficiencies and performance across its lines of business. The plan provides for the adoption of a decentralized business structure consisting of a streamlined corporate center and operating units in power generation, natural gas liquids, regulated energy delivery and communications. Dynegy's operations are reported in four segments: Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC").

   Provided below are a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and nine-month periods ended September 30, 2002 and 2001. The comparative financial information contained herein has been revised to reflect the known effects of the restatement items described in Note 1 to the accompanying Condensed Consolidated Financial Statements. Please read Note 1 for further discussion of these restatement items. For segment reporting purposes, all general and administrative expenses incurred by Dynegy on behalf of its subsidiaries are charged to the applicable subsidiary as incurred. Dynegy allocates indirect general and administrative expenses to its subsidiaries using a two-step formula that considers both payroll expense and the net book value of property, plant and equipment. Interest expense incurred by Dynegy on behalf of its subsidiaries is allocated based on the subsidiaries' debt to equity relationship. Other income (expense) items incurred by Dynegy on behalf of its subsidiaries are allocated equally among sub-components of the four segments.

   Net income (loss) and EPS include the following charges (in millions, except per share data):

                                          Three Months Ended September 30, Nine Months Ended September 30,
                                          -------------------------------- ------------------------------
                                              2002             2001            2002            2001
                                          ----------------- -------------- -------------- ---------------
                                          Charge     EPS    Charge   EPS   Charge   EPS   Income    EPS
                                          ------     -----  ------   ---   ------  -----  ------  ------
Impairment of goodwill (1)...............  $908     $2.47    $--     $--    $908   $2.49   $--    $   --
Loss on sale of Northern Natural (2).....   566      1.54    --      --      566    1.55    --        --
Cumulative effect of change in accounting
  principle (3)..........................    --        --    --      --      234    0.64    (2)    (0.01)
Impairment of communications assets (4)..    --        --    --      --      200    0.54    --        --
Liquidity reserve (5)....................   145      0.39    --      --      145    0.40    --        --
Impairment of generation investments (6).    90      0.25    --      --       90    0.25    --        --
Impairment of technology investments (7).     8      0.02    --      --       64    0.18    --        --
Severance (8)............................    --        --    --      --       21    0.06    --        --
Enron settlement (9).....................    16      0.04    --      --       16    0.04    --        --
Other (10)...............................    19      0.05    --      --       27    0.07    --        --

--------
 (1) The Company recognized an after-tax charge of $908 million associated with the impairment of goodwill in the WEN segment. There was no tax basis in this intangible asset resulting in a pre-tax charge equal to the after-tax amount. This third quarter charge is included in Goodwill impairment in the accompanying Condensed Consolidated Statement of Operations.
 (2) Dynegy incurred an after-tax loss of $566 million ($586 million pre-tax) on the sale of Northern Natural to MidAmerican during the third quarter 2002. (See Note 4 to the accompanying financial statements.) This loss is included in Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.
 (3) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," realizing an after-tax cumulative effect loss of approximately

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

    $234 million relating to its telecommunications business. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.
 (4) The Company recognized an after-tax charge of $200 million ($305 million pre-tax) associated with the write-down of certain telecommunications assets in the second quarter 2002. The pre-tax charge is included in Cost of Sales, Impairment and Other Charges and Other Expenses in the accompanying Condensed Consolidated Statement of Operations.
 (5) The Company recognized an after-tax charge of $145 million ($223 million pre-tax) associated with recognition of a liquidity reserve in the third quarter 2002 that impairs the mark-to-market value of the Company's marketing and trading portfolio at September 30, 2002. The recognition of an incremental liquidity reserve in determining estimated fair value reflects a substantial reduction during the quarter in market transaction volumes, principally in the U.S. power marketing and trading business, and recognizes the negative estimated impact on the realizability of the net asset value of the portfolio. This charge is included in Revenues in the accompanying Condensed Consolidated Statement of Operations.
 (6) The Company recognized an after-tax charge of approximately $90 million for the impairment of investments in generation assets in the third quarter 2002. The charge is included in Earnings (Losses) From Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations.
 (7) The Company recognized an after-tax charge of approximately $8 million ($12 million pre-tax) for the impairment of technology investments in the third quarter 2002. For the nine-month period ended September 30, 2002, the Company recognized a cumulative after-tax charge of approximately $64 million ($97 million pre-tax) for the impairment of technology investments. These charges are included in Earnings (Losses) from Investments in Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations.
 (8) The Company recognized an after-tax charge of approximately $21 million ($33 million pre-tax) for severance benefits for approximately 325 employees, including the Company's former Chief Executive Officer and Chief Financial Officer in the second quarter. The charge is included in Impairment and Other Charges in the accompanying Condensed Consolidated Statement of Operations. The additional severance charge of $3 million after-tax ($4 million pre-tax) was allocated to Northern Natural, which is included in Discontinued Operations.
 (9) The Company recognized an after-tax charge of approximately $16 million ($25 million pre-tax) in the third quarter 2002 associated with the settlement of the Enron litigation. The charge is included in Other Expenses in the accompanying Condensed Consolidated Statement of Operations.
(10) The amount represents $4 million after-tax ($6 million pre-tax) of fees related to a voluntary action that the Company took in the second quarter 2002 that altered the accounting for certain lease obligations. Additionally, the Company had $4 million after-tax ($6 million pre-tax) of write-offs in the second quarter 2002 related to information technology equipment. In the third quarter 2002, in conjunction with the Company's decision to exit certain aspects of the marketing and trading business relating to third party or customer risk management for natural gas and power, the Company's investment in Dynegydirect was written off. This resulted in an after-tax charge of $19 million ($29 million pre-tax). These amounts are included in Other Expenses in the accompanying Condensed Consolidated Statement of Operations.

Three-Month Periods Ended September 30, 2002 and 2001

   For the quarter ended September 30, 2002, Dynegy recorded a net loss of $1,804 million or $4.92 per share, compared with third quarter 2001 net income of $274 million or $0.81 per diluted share. Charges recognized in the third quarter 2002, as more fully described in the footnotes to the table above, included after-

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

tax charges for a $908 million goodwill impairment, a $566 million loss on the sale of Northern Natural, a $145 million liquidity reserve, a $90 million impairment of generation investments, a $19 million after-tax charge related to the write-off of Dynegydirect, a $16 million after-tax charge related to the Enron litigation settlement and an $8 million after-tax impairment of technology investments.

   Dynegy announced in early October 2002 an organizational restructuring and its intent to exit third party risk management aspects of the marketing and trading business. The Company also announced a work force reduction affecting approximately 780 employees. The Company estimates that it will recognize pre-tax charges associated with severance of $50 million ($33 million after-tax) in the fourth quarter 2002 and $6 million ($4 million after-tax) in the first quarter 2003.

   Operating income decreased approximately $1,577 million quarter-to-quarter due primarily to the negative impact of the goodwill impairment and the liquidity reserve, as well as reduced margins from operating units. Operating income also reflects increased depreciation and amortization expense associated with the expansion of Dynegy's depreciable asset base. General and administrative expenses were lower period-to-period principally as a result of significantly lower variable compensation costs in the 2002 period, which were partially offset by higher legal and audit fees.

   Dynegy's losses from unconsolidated investments were approximately $68 million in the 2002 period compared to earnings of $104 million in 2001. Variances period-to-period in these results primarily reflect the impact of the $90 million impairment of generation investments, the $12 million impairment of technology investments and a $75 million decrease in earnings related to West Coast Power due to lower delivered power volumes.

   Interest expense totaled $100 million for the three-month period ended September 30, 2002, compared to $63 million for the 2001 period. The variance is primarily attributable to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $75 million in expense in the quarter ended September 30, 2002. Combined other income and other expenses totaled $22 million in expense in 2001. The 2002 quarter includes the $25 million pre-tax charge related to the Enron litigation settlement and the $29 million pre-tax write-down of Dynegydirect.

   The Company reported an income tax benefit of $154 million for the quarter ended September 30, 2002, compared to an income tax provision of $162 million for the 2001 period. The effective tax rates approximated 11 percent and 37 percent in 2002 and 2001, respectively. The 2002 tax benefit was reduced from statutory rates as a result of book-tax basis differences (principally impacting the goodwill impairment), the effect of foreign equity investments, the amortization of intangibles, state income taxes and valuation allowances recognized in the period relative to the realizability of certain capital loss carryforwards arising from the sale of Northern Natural and foreign tax credit carryforwards. The tax provision in the 2001 period varied from the statutory tax rate of 35 percent principally as a result of book-tax basis differentials related to the amortization of certain intangibles, other book-tax basis differences and the effect of foreign equity investments and state income taxes.

Nine-Month Periods Ended September 30, 2002 and 2001

   For the nine months ended September 30, 2002, Dynegy recorded a net loss of $2,165 million or $6.00 per share, compared with net income of $452 million or $1.34 per diluted share in the same 2001 period. The nine- month period ended September 30, 2002 included charges related to the items described above for the three-

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

month period plus the impairment of communications assets and technology investments, a severance charge and the cumulative effect of a change in accounting principle related to goodwill.

   In addition to these charges, 2002 net income decreased period-to-period due primarily to market events that negatively affected the gas and power marketing and trading industry in 2002 and the resulting negative impact these events had on Dynegy's liquidity and creditworthiness, which in turn reduced the effectiveness and profitability of the Company's marketing and trading, generation and NGL businesses. Further, principally as a result of continued depressed values in the telecommunications sector, the Company has to date been unable to execute a managed exit from its telecommunications business thus increasing financial losses period over period as well as reducing available cash flow.

   Operating income decreased $1,999 million period over period primarily due to the reasons described in the previous paragraph as well as the aforementioned goodwill charge and liquidity reserve recorded in the third quarter 2002 and the impairment and other charges taken during the previous two quarters in 2002 that are more fully described in Note 5 to the accompanying financial statements.

   Dynegy's earnings (losses) from unconsolidated investments were approximately $86 million of losses and $214 million of earnings in the 2002 and 2001 periods, respectively. Variances period-to-period in these results primarily reflect the impact of the impairment of $90 million of generation investments, the impairment of $97 million of technology investments resulting from unfavorable market conditions and a $108 million decrease in earnings related to West Coast Power due to a decrease in realized prices as well as an overall decline in demand.

   Interest expense totaled $239 million for the nine-month period ended September 30, 2002, compared to $192 million for the equivalent 2001 period. The variance is primarily attributed to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $88 million in expense in the nine-month period ended September 30, 2002 compared with $38 million in expense in the same 2001 period. Variances period-to-period in these results primarily reflect losses associated with the impairment of IT systems in 2002 as well as the settlement of the Enron litigation.

   The Company reported an income tax benefit of $254 million for the nine-month period ended September 30, 2002, compared to an income tax provision of $278 million for the 2001 period. The effective tax rates approximated 15 percent and 38 percent in 2002 and 2001, respectively. The difference from the effective tax rates and the statutory tax rate of 35 percent result from the same factors impacting the third quarter periods.

   Effect of Accounting for Goodwill. As described in Note 2 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. Had Statement No. 142 been in effect in 2001, the Company's net income and earnings per share for the three months ended September 30, 2001 would have been $286 million or $0.85 per diluted share compared to actual net income reported of $274 million or $0.81 per diluted share. For the nine-months ended September 30, 2001, net income would have been $488 million or $1.45 per diluted share compared to actual net income reported of $452 million or $1.34 per diluted share.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


Segment Disclosures

                           WHOLESALE ENERGY NETWORK

                                                                        Restated
                                                            --------------------------------------
                                                            Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                            -----------------     -------------------
                                                              2002        2001      2002      2001
                                                            -------      ------    -------    ------
                                                            (in millions, except operating statistics)
Operating Income (loss):
   Customer and Risk-Management Activities................. $  (350)     $  161   $  (288)   $  264
   Asset Businesses........................................      48         190       131       299
   Goodwill Impairment.....................................    (908)         --      (908)       --
                                                            -------      ------    -------    ------
          Total Operating Income (Loss)....................  (1,210)        351    (1,065)      563
Earnings (Losses) from Unconsolidated Investments..........     (71)         96       (47)      186
Other Items................................................     (51)        (25)      (47)      (49)
                                                            -------      ------    -------    ------
          Earnings (Loss) Before Interest and Taxes........  (1,332)        422    (1,159)      700
Interest Expense...........................................     (61)        (22)     (122)      (61)
                                                            -------      ------    -------    ------
          Pre-tax Earnings (Loss)..........................  (1,393)        400    (1,281)      639
Income Tax Provision (Benefit).............................    (134)        149      (110)      246
                                                            -------      ------    -------    ------
          Income (Loss) From Continuing Operations.........  (1,259)        251    (1,171)      393
Discontinued operations (1):
   Income from discontinued operations.....................      17          --        37        --
   Income tax provision....................................       6          --        11        --
                                                            -------      ------    -------    ------
   Income on discontinued operations.......................      11          --        26        --
Cumulative Effect of Change in Accounting Principle........      --          --        --         2
                                                            -------      ------    -------    ------
          Net Income (Loss)................................ $(1,248)     $  251   $(1,145)   $  395
                                                            =======      ======    =======    ======
Operating Statistics:
   Natural Gas Marketing (Bcf/d)--
       Domestic Marketing Volumes..........................     6.4         8.1       8.2       8.2
       Canadian Marketing Volumes..........................     2.1         2.9       2.7       2.6
       European Marketing Volumes..........................     2.5         1.0       2.3       1.4
                                                            -------      ------    -------    ------
          Total Marketing Volumes..........................    11.0        12.0      13.2      12.2
                                                            =======      ======    =======    ======
Million Megawatt Hours Generated--Gross....................    13.0        11.5      32.5      31.7
Million Megawatt Hours Generated--Net......................    11.8        10.1      29.4      26.9

North American Physical Million Megawatt Hours Sold........    31.1        90.5     263.0     212.6
European Physical Million Megawatt Hours Sold..............    21.2        34.6     116.7      69.4
                                                            -------      ------    -------    ------
   Total Physical Million Megawatt Hours Sold..............    52.3       125.1     379.7     282.0
                                                            =======      ======    =======    ======

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

                                                   Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                   ------------------        ------------------
                                                    2002             2001     2002     2001
                                                    ------           ------   ------   -------
                                                   ($ in millions, except operating statistics)
   Coal Marketing Volumes (Millions of Tons)......   10.5             11.2     27.8      29.7
   Average Natural Gas Price--Henry Hub ($/MMbtu). $ 3.16           $ 2.92   $ 2.96   $  4.87
   Average On-Peak Market Power Prices
       Cinergy.................................... $33.47           $37.02   $27.48   $ 39.24
       TVA........................................  32.69            35.72    27.67     38.99
       PJM........................................  46.04            48.82    35.77     45.23
       New York--Zone G...........................  55.57            57.04    44.90     58.05
       Platts SP 15...............................  35.73            45.02    32.25    147.26

--------
(1) See Note 4 to the accompanying financial statements.

Three-Month Periods Ended September 30, 2002 and 2001

   WEN reported a net loss of $1,248 million for the three-month period ended September 30, 2002, compared with net income of $251 million in the 2001 quarter. The results reflect an overall decline in market liquidity principally caused by increasing credit concerns in the merchant energy sector, counterparty concerns over Dynegy's non investment grade credit ratings and a reduction in the spread between natural gas and power prices. The segment results generally reflect lower returns from its generation portfolio as a result of lower power prices and excess generation capacity in the market. As previously discussed, the segment's operating results include a liquidity reserve charge in response to current market conditions. The recognition of an incremental liquidity reserve in determining estimated fair value reflects a substantial reduction during the quarter in market transaction volumes, principally in the U.S. power marketing and trading business, and recognizes the negative estimated impact on the realizability of the net asset value of the portfolio. Additionally, the Company recognized an after-tax charge of $908 million associated with the impairment of goodwill. There was no tax basis in this intangible asset resulting in a pre-tax charge equal to the after-tax amount. The reported earnings were also negatively impacted by the third quarter 2002 impairment of equity investments, the write-down of Dynegydirect and an allocation of the Enron litigation settlement. Additionally, there was a $75 million decline in earnings from the equity investment in West Coast Power due to a decrease in delivered volumes period-over-period. Interest expense was higher in the third quarter 2002 due to higher average borrowings, partially offset by lower average interest rates.

   Total physical MW hours sold in the third quarter 2002 decreased to 52.3 million MW hours as compared to 125.1 million MW hours in the third quarter 2001. Total natural gas volumes sold in the third quarter 2002 decreased to
11.0 billion cubic feet per day as compared to 12.0 billion cubic feet per day during last year's third quarter. The decrease in power and gas volumes is due primarily to the decline in market liquidity resulting from increasing credit concerns related to Dynegy and in the merchant energy sector generally.

Nine-Month Periods Ended September 30, 2002 and 2001

   WEN reported a net loss of $1,145 million for the nine-month period ended September 30, 2002, compared with net income of $395 million in the same 2001 period. Absent the charges discussed above, the decrease in operating results generally reflect the significant downturn in profitability in the marketing and trading business period-over-period resulting from credit, liquidity and market concerns as well as significantly lower price realization in the generation business in 2002. In addition to the items described above for the third

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

quarter comparisons, Dynegy's customer and risk-management business' operating income for the nine-month period included significant customer origination during the first quarter 2002 in both the wholesale and commercial and industrial businesses. The increased origination resulted from new contracts for the acquisition of long-term power supply at competitive prices and incremental natural gas storage contracts. The segment's 2002 results include a $109 million decline in earnings from the equity investment in West Coast Power due to a decrease in realized power prices period-over-period as well as an overall decline in demand and impairment of technology investments. The results also include an allocated charge of $19 million associated with severance and related costs recorded in the second quarter 2002.

   Total physical MW hours sold in the nine-month period ended September 30, 2002 increased to 379.7 million MW hours compared to 282.0 million MW hours in the same period in 2001 due primarily to increased physical MW hours sold in Europe and greater customer origination in the first quarter of 2002. Total natural gas volumes sold in the nine months ended September 30, 2002 increased to 13.2 billion cubic feet per day as compared to 12.2 billion cubic feet per day during the same period last year due to the inclusion of incremental ChevronTexaco volumes associated with former Texaco equity production and increases in gas volumes sold in Europe.

WEN Outlook

   The weak power price environment has continued into the fourth quarter 2002. Increased collateralization requirements resulting from credit concerns have also continued, resulting in higher interest expense and other capital costs in order to satisfy counterparties' credit concerns. Going forward, Dynegy expects that its managed exit from third party risk management aspects of the marketing and trading business will significantly reduce this segment's collateral requirements and general and administrative expenses. During this period, which the Company expects will take up to six months, Dynegy will make appropriate arrangements regarding its long-term contractual obligations, including retaining personnel and risk-management capabilities and continuing capacity to support its customers. The Company's ability to successfully manage this exit, which is dependent on a number of factors, some of which are outside of the Company's control, will effect the amount of cash that is ultimately realized from its marketing and trading portfolio.

   Following the exit from third party risk management aspects of the marketing and trading business, Dynegy's WEN segment will consist primarily of its generation assets (as well as any remaining risk management positions that remain pending a roll off over the contract term). The results of operations for Dynegy's generation assets will reflect a sensitivity to natural gas and power prices as well as terms of contracts for contracted generation. The Company expects that this business will continue its efforts to manage this price risk through the optimization of fuel procurement and the marketing of power generated from its owned and controlled assets. Dynegy's sensitivity to prices and its ability to manage this sensitivity, however, is subject to a number of factors, including general market liquidity, Dynegy's liquidity position and the willingness of counterparties to transact business with Dynegy given its non-investment grade credit ratings. Other factors that could affect the prices at which transactions can be consummated and this segment's results of operations include governmental actions or excess generation capacity in the markets it serves.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


                           DYNEGY MIDSTREAM SERVICES

                                                     Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                     ------------------       ------------------
                                                      2002           2001      2002      2001
                                                      ------         ------    ------    ------
                                                     ($ in millions, except operating statistics)
Operating Income:
   Upstream......................................... $   10         $   16    $   21    $   73
   Downstream.......................................     13             11        44        38
                                                      ------         ------    ------    ------
          Total Operating Income....................     23             27        65       111
Earnings from Unconsolidated Investments............      4              3        12         9
Other Items.........................................     (6)             1       (17)      (10)
                                                      ------         ------    ------    ------
          Earnings Before Interest and Taxes             21             31        60       110
Interest Expense....................................    (13)           (12)      (36)      (39)
                                                      ------         ------    ------    ------
          Pre-tax Earnings..........................      8             19        24        71
Income Tax Provision................................      4              7        11        26
                                                      ------         ------    ------    ------
          Net Income................................ $    4         $   12    $   13    $   45
                                                      ======         ======    ======    ======
Operating Statistics:
   Natural Gas Processing Volumes (MBbls/d):
       Field Plants.................................   56.3           56.3      55.0      56.0
       Straddle Plants..............................   35.3           26.1      36.5      25.5
                                                      ------         ------    ------    ------
       Total Natural Gas Processing Volumes.........   91.6           82.4      91.5      81.5
                                                      ======         ======    ======    ======
   Fractionation Volumes (MBbls/d)..................  224.8          241.6     223.7     230.4
   Natural Gas Liquids Sold (MBbls/d)...............  481.9          550.4     519.6     562.0
   Average Commodity Prices:
       Natural Gas--Henry Hub ($/MMBtu)............. $ 3.16         $ 2.92    $ 2.96    $ 4.87
       Crude Oil--Cushing ($/Bbl)...................  28.40          26.64     24.78     27.85
       Natural Gas Liquids ($/Gal)..................   0.41           0.39      0.37      0.50
       Fractionation Spread ($/MMBtu)...............   1.40           1.51      1.24      0.80

Three-Month Periods Ended September 30, 2002 and 2001

   DMS reported net income of $4 million in the third quarter 2002 compared with net income of $12 million in the third quarter 2001. The segment's results of operations during the third quarter 2002 were impacted by lower fractionation spreads and lower realized prices as compared to higher fractionation spreads and higher realized prices during the third quarter 2001 as a result of the Company's hedging program and forward selling products at a higher price than the prevailing market price during such quarter. In addition, as a result of slow economic recovery, high industry-wide inventory levels, reduced NGL liquidity and Dynegy specific credit limitations, the segment experienced a decline in domestic and foreign marketing volumes and margins. DMS' quarterly results were negatively impacted by $4 million, net of tax, due to allocated charges related to the Enron settlement and the impairment of technology investments as more fully discussed in Note 5 to the Condensed Consolidated Financial Statements. There were no such charges recorded in the third quarter 2001.

   Aggregate domestic NGL processing volumes totaled 91.6 thousand gross barrels per day in the third quarter 2002 compared to 82.4 thousand gross barrels per day during the same period in 2001. A small

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

percentage of this volume increase resulted from the inclusion of incremental ChevronTexaco volumes associated with former Texaco equity production. The majority of the volume growth is related to the Louisiana straddle plants and is the direct result of an increasing need to process Gulf of Mexico natural gas production to meet third party pipeline dew point specification limits.

   The average fractionation spread was $1.40 for the three months ended September 30, 2002, compared to $1.51 for the comparable 2001 period. Traditional keep-whole processing is only marginally economical at this level. Historically, the Louisiana straddle plants would not have operated in this pricing environment.

Nine-Month Periods Ended September 30, 2002 and 2001

   DMS reported net income of $13 million in the nine months ended September 30, 2002 compared with net income of $45 million in the nine months ended September 30, 2001. In addition to the items described above for the second quarter comparisons, warmer winter temperatures influenced results of operations period-to-period. DMS' results for the nine-months ended September 30, 2002 were negatively impacted by $8 million, net of tax, due to allocated charges related to the Enron settlement, severance costs and the impairment of technology investments as more fully discussed in Note 5 to the Condensed Consolidated Financial Statements. There were no such charges recorded in the nine-month period in 2001.

   Aggregate domestic NGL volumes from processing totaled 91.5 thousand gross barrels per day in the nine months ended September 30, 2002 compared to 81.5 thousand gross barrels per day during the same period in 2001. A small percentage of this volume resulted from the inclusion of incremental ChevronTexaco volumes associated with former Texaco equity production. The majority of the volume growth related to the Company's Louisiana straddle plants and is the direct result of an increasing need to process Gulf of Mexico natural gas production to meet third party pipeline dew point specification limits.

   The average fractionation spread was $1.24 for the nine months ended September 30, 2002, compared to $0.80 for the comparable 2001 period. Despite the year-over-year increase in this spread, traditional keep-whole processing is only marginally economical at this level. Historically, the Louisiana straddle plants would not have operated in this pricing environment.

DMS Outlook

   The weak fractionation spread environment has continued into the fourth quarter 2002. Increased collateralization requirements resulting from credit concerns have also continued, particularly with respect to the global liquids business. The Company is exploring alternatives for the global liquids business to reduce its collateral commitments or to otherwise align it with Dynegy's current liquidity position, which may include a sale. Going forward, Dynegy expects that its DMS segment will incur higher interest expenses and other capital costs in order to satisfy counterparties' credit concerns. Credit concerns have also made it more difficult for DMS to execute new long-term commercial agreements or to renew expiring commercial agreements in the ordinary course of business, potentially resulting in reduced results of operation.

   DMS' sensitivity to commodity prices can be expected to continue and is impacted by a number of factors, including:

  .   The correlation between the price of crude oil and NGLs;

  .   The absolute price of natural gas;

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


  .   The spread between the price of natural gas and the price of NGLs;

  . The relative impact of all of these factors based on DMS' mix of processing contracts; and

  . The resulting volumes of NGLs available for DMS' fee-driven downstream business.

Sensitivity to commodity prices varies at any point in time based on the relative combination of the above factors. DMS intends to manage its commodity price exposure by hedging its natural gas and NGL production within the limits of market liquidity and credit availability. Typically, this hedging strategy primarily focuses on the forward twelve months.

   In addition, DMS' business is dependent on producer drilling activity in the producing regions that its gathering systems serve. At current natural gas price levels, producers are actively drilling new wells and DMS' new connect gas volumes for processing are currently growing enough to offset the natural decline in production. The producers supplying DMS' facilities are primarily independent producers who, as a group, react quickly to changes in gas prices. As natural gas prices decline significantly from current levels, these producers have historically reduced their drilling investment. If this occurs going forward, DMS could experience difficulty in acquiring enough volumes to offset natural declines. Conversely, as gas prices strengthen from current levels, producers have historically invested more heavily in drilling and development.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

                         TRANSMISSION AND DISTRIBUTION

                                                                     Three Months Ended Nine Months Ended
                                                                      September 30,       September 30,
                                                                     -----------------  ----------------
                                                                      2002      2001      2002     2001
                                                                      ------   ------   -------  -------
                                                                              ($ in millions)
   Operating Income................................................. $   71    $   68   $   157  $   160
Losses from Unconsolidated Investments..............................     --        --        (2)      --
Other Items.........................................................     (2)       (1)        2       18
                                                                      ------   ------   -------  -------
   Earnings Before Interest and Taxes...............................     69        67       157      178
Interest Expense....................................................    (25)      (27)      (77)     (87)
                                                                      ------   ------   -------  -------
   Pre-tax Earnings.................................................     44        40        80       91
Income Tax Provision................................................      8        14        22       34
                                                                      ------   ------   -------  -------
Income from continuing operations...................................     36        26        58       57
Discontinued operation (1):
   Loss from discontinued operations (including loss on disposal of
     $586 million)..................................................   (586)       --      (548)      --
   Income tax benefit...............................................    (20)       --        (5)      --
                                                                      ------   ------   -------  -------
   Loss on discontinued operations..................................   (566)       --      (543)      --
                                                                      ------   ------   -------  -------
   Net Income (Loss)................................................ $ (530)   $   26   $  (485) $    57
                                                                      ======   ======   =======  =======
Illinois Power:
Electric Sales in kWh (Millions)
   Residential......................................................  1,832     1,681     4,342    4,160
   Commercial.......................................................  1,231     1,194     3,334    3,308
   Commercial distribution..........................................      1         5         2       39
   Industrial.......................................................  1,667     1,645     4,719    4,754
   Industrial distribution..........................................    621       677     1,921    1,937
   Other............................................................     98        97       283      287
                                                                      ------   ------   -------  -------
       Total Electric Sales.........................................  5,450     5,299    14,601   14,485
                                                                      ======   ======   =======  =======
Gas Sales in Therms (Millions)
   Residential......................................................     18        20       214      225
   Commercial.......................................................     11        12        90       99
   Industrial.......................................................     24        24        61       69
   Transportation of Customer-Owned Gas.............................     47        49       180      185
                                                                      ------   ------   -------  -------
       Total Gas Delivered..........................................    100       105       545      578
                                                                      ======   ======   =======  =======
   Heating Degree Days..............................................     29        89     3,024    3,146
                                                                      ======   ======   =======  =======
   Cooling Degree Days..............................................  1,006       847     1,432    1,291
                                                                      ======   ======   =======  =======

--------
(1) See Note 4 to the accompanying financial statements.

Three-Month Periods Ended September 30, 2002 and 2001

   The T&D segment reported a net loss of $530 million in the third quarter 2002 compared to $26 million net income in the third quarter 2001. Net income for the three months ended September 30, 2002 includes a $566 million after-tax ($586 million pre-tax) loss on the sale of Northern Natural. (See Note 4 for further details.)

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

Illinois Power ("IP") experienced favorable results from operations period-to-period that were influenced by increased electricity usage from commercial and residential customers due to favorable weather conditions. These results were partially offset by a mandated five percent residential rate reduction effective May 1, 2002, the election of some commercial and industrial customers to pay for power at market-based prices, rather than under bundled tariffs, and a decrease in industrial customer demand due to a weakened economy in IP's principal market areas.

Nine-Month Periods Ended September 30, 2002 and 2001

   The T&D segment reported a net loss of $485 million in the nine months ended September 30, 2002 compared to $57 million in the same 2001 period. Net income for the nine months ended September 30, 2002 includes the loss on the sale of Northern Natural. IP experienced slightly favorable results period-to-period. In addition to the items described above for the third quarter comparisons, the nine-month results were influenced by decreased demand from commercial and residential customers due to unfavorable weather conditions experienced during the first quarter 2002.

IP Outlook

   Future results of operations for IP may be affected, either positively or negatively, by regulatory actions, general economic conditions, overall economic growth, the demand for power and natural gas in IP's service area and interest rates. In addition, Dynegy's financial condition may impact IP's business, as well as its capitalization structure and ability to access the capital markets. The transmission sale, if approved, is expected to decrease annual operating margin by approximately $42 million, offset by a $28 million reduction in regulatory asset amortization. The change in annual free cash flow is expected to be relatively neutral.

   Please read "IP Liquidity" above for further discussion regarding IP's significant near-term debt maturities and IP's plans to satisfy these maturities.

                         DYNEGY GLOBAL COMMUNICATIONS

                                                              Restated
                                                      -----------------------------------
                                                      Three Months Ended Nine Months Ended
                                                      September 30,      September 30,
                                                      -----------------  ----------------
                                                      2002      2001      2002     2001
                                                      ----      ----      -----    ----
                                                          ($ in millions)
  Operating Loss..................................... $(44)     $(29)    $(412)    $(90)
  Earnings (Losses) from Unconsolidated Investments..   (1)        5       (49)      19
  Other Items........................................  (16)        3       (26)       3
                                                        ----     ----     -----     ----
  Loss Before Interest and Taxes.....................  (61)      (21)     (487)     (68)
  Interest Expense...................................   (1)       (2)       (4)      (5)
                                                        ----     ----     -----     ----
  Pre-tax Loss.......................................  (62)      (23)     (491)     (73)
  Income Tax Benefit.................................  (32)       (8)     (177)     (28)
                                                        ----     ----     -----     ----
  Net Loss from Operations...........................  (30)      (15)     (314)     (45)
  Cumulative Effect of Change in Accounting Principle   --        --      (234)      --
                                                        ----     ----     -----     ----
  Net Loss........................................... $(30)     $(15)     (548)    $(45)
                                                        ====     ====     =====     ====

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


Three-Month Periods Ended September 30, 2002 and 2001

   The telecommunications segment continues to experience severely depressed industry conditions as evidenced by an increased number of bankruptcies, continued devaluation of equity securities, lack of financing sources in the sector and further pricing pressures resulting from challenges faced by major industry players. During the period, management continued to take measures to reduce losses in the business by limiting capital spending and reducing operating and administrative expenses. Capital expenditures for the third quarter 2002 were $7 million compared to $87 million in the third quarter 2001, $28 million in the first quarter 2002 and $13 million in the second quarter 2002. Based on ongoing analysis pursuant to Statement No. 144, the Company is expensing capital investment in the segment as incurred (see Note 5 of the accompanying financial statements).

   DGC reported a net loss of $30 million for the third quarter 2002 compared to a net loss of $15 million in the third quarter 2001. Results for 2002 include non-cash expenses to cover DGC's accrual of costs for the lease obligation on its domestic network assets and the cost to purchase a lease obligation associated with the European network. (See Note 5 of the accompanying financial statements for further discussion.) Period-to-period operating results were negatively impacted by higher operating costs attributable to the domestic fiber optic network becoming operational in the fourth quarter 2001, partially offset by efforts to reduce operating and administrative expenses in 2002.

Nine-Month Periods Ended September 30, 2002 and 2001

   DGC reported a $548 million net loss in the nine-month period ended September 30, 2002. This compares to a $45 million net loss in the nine-month period ended September 30, 2001. Segment results for 2002 include a $234 million charge for the impairment of goodwill upon adoption of Statement No. 142 and a pre-tax charge of $305 million ($200 million after tax) associated with the impairment of assets pursuant to the application of Statement No. 144 (see Note 5 of the accompanying financial statements for further discussion of these two charges). These results were adversely impacted by higher operating costs associated with a fully operational domestic network, non-cash expenses to cover DGC's anticipated loss for a lease obligation on the domestic network, the purchase of a lease obligation associated with the European network and a decrease in equity earnings related to technology investments. These results were partially offset by lower depreciation expense resulting from the 2002 impairment of assets and aggressive efforts this year to lower administrative expenses.

DGC Outlook

   The outlook for telecommunications services remains depressed in the near term. Management anticipates the segment will continue to negatively impact the Company's cash flows and earnings for the remainder of 2002. Thus, management is pursuing efforts to reduce costs, limit capital spending, and obtain new revenue while seeking mutually beneficial resolution of longer-term commitments. Dynegy is also pursuing partnership and sale opportunities for this business, although no formal plans are currently in place and no assurance can be provided as to the timing or structure of any such transaction. If Dynegy is unable to eliminate these losses or is unsuccessful in attracting a partner or buyer and decides to shut down or otherwise dispose of its telecommunications business, Dynegy could incur up to $360 million in lease obligations relating to its US telecommunications network upon expiration of the lease term. In addition, as of September 30, 2002, Dynegy has approximately $185 million, or approximately $100 million on a discounted basis, in long-term operating commitments relating to its global telecommunications business.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


Cash Flow Disclosures

   The following table is a condensed version of the operating section of the Condensed Consolidated Statements of Cash Flows (in millions):

                                               For the Nine Months Ended September 30, 2002
                                          -----------------------------------------------------
                                                                        Corporate
                                                                            &
                                            WEN     DMS   T&D    DGC   Eliminations Consolidated
                                          -------  ----  -----  -----  ------------ ------------
Net Income (Loss)........................ $(1,145) $ 13  $(485) $(548)     $ --       $(2,165)
Net Non-Cash Items Included in Net Income   1,606    55    784    450         5         2,900
                                          -------  ----  -----  -----      ----       -------
Operating Cash Flows Before Changes in
  Working Capital........................     461    68    299    (98)        5           735
Changes in Working Capital...............    (393)   (6)   (41)    (3)      (31)         (474)
                                          -------  ----  -----  -----      ----       -------
Net Cash Provided by (Used in) Operating
  Activities............................. $    68  $ 62  $ 258  $(101)     $(26)      $   261
                                          =======  ====  =====  =====      ====       =======

                                          For the Nine Months Ended September 30, 2001 Restated
                                          -----------------------------------------------------
                                                                        Corporate
                                                                            &
                                            WEN     DMS   T&D    DGC   Eliminations Consolidated
                                          -------  ----  -----  -----  ------------ ------------
Net Income (Loss)........................ $   395  $ 45  $  57  $ (45)     $          $   452
Net Non-Cash Items Included in Net Income       3    82    153     (8)                    230
                                          -------  ----  -----  -----      ----       -------
Operating Cash Flows Before Changes in
  Working Capital........................     398   127    210    (53)       --           682
Changes in Working Capital...............    (120)   21   (130)   (20)       19          (230)
                                          -------  ----  -----  -----      ----       -------
Net Cash Provided by (Used in) Operating
  Activities............................. $   278  $148  $  80  $ (73)     $ 19       $   452
                                          =======  ====  =====  =====      ====       =======

   Operating Cash Flow. Cash flow from operating activities totaled $261 million for the nine-month period ended September 30, 2002 compared to $452 million reported in the same 2001 period. Non-cash add-backs were greater in the 2002 period, primarily due to the following charges, which are further described in Notes 4 and 5 to the accompanying financial statements:

  .   The $908 million goodwill impairment associated with the WEN segment;

  .   The $586 million loss on the sale of Northern Natural;

  . The $234 million impairment of goodwill for DGC related to the adoption of Statement No. 142 as previously disclosed in the first quarter 2002 and $286 million of additional pre-tax impairment charges for DGC during the second quarter 2002;

  . Write-offs within Earnings (Losses) from Unconsolidated Investments in the first three quarters of 2002 of $97 million representing technology investment impairments based on the Company's change in business strategy and continued downturn in the technology sector. Of the total write-offs, $43 million related to WEN and $50 million related to DGC, with the remaining amounts allocated to DMS and T&D. Additionally, the Company wrote off $90 million of generation investments in the third quarter 2002, all of which was associated with the WEN segment.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


   Other changes in non-cash items include the following:

  . Depreciation and amortization expense increased by $98 million primarily due to the inclusion of Northern Natural from February through July 2002 and the United Kingdom natural gas storage facilities beginning in November 2001 and the accrual for the telecommunication lease guarantee in the third quarter 2002, offset by the discontinued amortization of goodwill in 2002;

  . A reduction in Earnings (Losses) from Unconsolidated Investments of approximately $108 million related to West Coast Power;

  . Deferred income taxes are a $242 million benefit position for the nine months ended September 30, 2002, compared to an expense of $177 million in the same 2001 period, producing a $419 million decreased add-back; and

  . Risk Management activity produced a $444 million add-back, compared to a deduction of $76 million in the 2001 period. The add-backs represent cash realized for settled contracts in excess of gains recognized combined with non-cash losses realized in the period in excess of cash settlements, including the $223 million liquidity reserve recorded in the third quarter 2002.

   Changes in working capital had a negative impact on cash flow from operations for the nine-month period ended September 30, 2002 primarily due to the following:

  . Increased cash collateral requirements resulting from the Company's below investment grade credit rating;

  .   Settlement of foreign exchange swaps; and

  .   Amortization of liabilities associated with previous acquisitions.

   Capital Expenditures and Investing Activities. Cash provided by investing activities during the nine-month period ended September 30, 2002 totaled $412 million. Capital spending and investments in unconsolidated investments totaled $748 million and relate primarily to generation asset additions and improvements, environmental compliance and first quarter investments in technology infrastructure. Cash spent for the acquisition of Northern Natural totaled $20 million, net of cash acquired. These cash outflows were offset by $1,105 million in proceeds primarily from the sales of Northern Natural and the Hornsea UK storage facility. Other Investing activities include proceeds from the sale of the Northern Natural bonds.

   Financing Activities. Cash provided by financing activities during the nine-month period ended September 30, 2002 totaled $237 million. The Company received $205 million in cash proceeds relative to ChevronTexaco's purchase of approximately 10.4 million shares of Class B common stock in January 2002. Additional capital stock proceeds include $24 million in cash from members of senior management associated with the December 2001 private equity placement. Dividends declared and paid to holders of Class A and Class B common stock totaled $40 million and $15 million, respectively, for the nine-month period ended September 30, 2002.

   In March 2002, Illinova Corporation, a wholly owned subsidiary of Dynegy and the parent company of IP, paid $28 million in cash for shares of IP's preferred stock through a tender offer.

   Long-term debt proceeds, net of issuance costs, for the nine-months ended September 30, 2002 consisted of $496 million from the issuance of 8.75 percent senior notes due February 2012 and $36 million from ABG.

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

Repayments of long-term debt totaled $571 million for the nine-months ended September 30, 2002 and consisted of the following:

  .   $66 million in quarterly payments of IP Transitional Funding Trust Notes;

  . $90 million relating to the April 2002 purchase of Northern Natural's senior unsecured notes due 2005;

  .   $73 million in principle payments related to the Black Thunder financing;

  .   $200 million relating to the July 2002 DHI 6.785% senior note repayment;
      and

  .   $96 million relating to the July 2002 IP mortgage bond repayment; and

  .   $46 million relating to ABG.

   Net proceeds from short-term financing consisted of a $245 million net cash advance for the anticipated sale of United Kingdom gas storage assets as well as $192 million in financings secured by interests in two of the Company's generating facilities. Additionally, during the nine months ended September 30, 2002, Dynegy repaid $500 million in commercial paper and borrowings under revolving credit lines for DHI and IP in the aggregate and borrowed $60 million under IP's term loan and drew upon $137 million under the Company's revolvers. Also, as more fully described in Note 1 in the accompanying financial statements, the consolidation of ABG Gas Supply increased cash flows from financing activities in 2001 by approximately $282 million.

   Finally, other financing cash payments totaled $14 million for the nine-months ended September 30, 2002, which primarily consisted of $13 million in minority interest associated with Black Thunder prior to the September 2002 restructuring (see Note 8 to the accompanying financial statements for more information).

           UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

   This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

  .   Projected operating or financial results;

  .   Expectations regarding capital expenditures and other payments;

  . Expectations regarding transaction volume and liquidity in wholesale energy markets in North America and Europe;

  . The Company's beliefs and assumptions relating to its liquidity position, including its ability to satisfy or refinance its obligations as they come due;

  . The Company's ability to execute additional capital-raising transactions or refinancings to enhance its liquidity position;

  . The Company's ability to effectively compete for market share with industry participants;

  . Beliefs about the outcome of legal and administrative proceedings, including matters involving Enron, the California power market, shareholder class action lawsuits and environmental matters as well as the investigations primarily relating to Project Alpha and the Company's trading practices;

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


  . The Company's ability to manage its exit from third party risk management aspects of the marketing and trading business and the timing of the expected cash flow and collateral rolloff related to this exit; and

  . The Company's strategic plans in communications, including the Company's ability to eliminate or further reduce net cash outflows associated with this segment.

   Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

  .   The timing and consummation of asset sales or refinancings;

  . The timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and NGLs;

  . The extent and timing of the entry of additional competition in the Company's lines of business;

  . The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, and Dynegy's financial condition, including its ability to refinance or repay its significant debt maturities and to maintain its credit ratings;

  . Developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of Dynegy's counterparties, default on receivables due and adverse results in current or future investigations or litigation;

  . The effectiveness of Dynegy's risk-management policies and procedures and the ability of Dynegy's counterparties to satisfy their financial commitments;

  . The liquidity and competitiveness of wholesale trading markets for energy commodities, particularly natural gas, electricity and NGLs;

  . Operational factors affecting the start up or ongoing commercial operations of Dynegy's power generation or midstream natural gas facilities, including catastrophic weather related damage, regulatory approval of permit issues, unscheduled outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

  . The cost of borrowing, availability of trade credit and other factor's affecting Dynegy's financing activities, including the effect of Dynegy's publicly announced re-audit of its 1999-2001 financial statements and the other issues described in this Form 10-Q;

  . Dynegy's ability to successfully execute the remaining elements of its capital plan and to generate sustainable earnings and cash flow from its assets and businesses;

  . The direct or indirect effects on Dynegy's business of further downgrades in its credit ratings (or actions Dynegy may take in response to changing credit ratings criteria), including refusal by counterparties to enter into transactions with the Company and its inability to obtain credit or capital in amounts or on terms that are considered favorable;

  . Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including legal proceedings related to the terminated merger with Enron, the California power market, shareholder claims and environmental liabilities that may not be covered by indemnity or insurance, as well as the SEC, FERC, CFTC and other similar investigations primarily surrounding Project Alpha and the Company's trading practices;

                                  DYNEGY INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001


  . Other North American regulatory or legislative developments that affect the regulation of the electric utility industry, the demand for energy generally, increase the environmental compliance cost for Dynegy's power generation or midstream gas facilities or impose liabilities on the owners of such facilities; and

  . General political conditions and developments in the United States and in foreign countries whose affairs affect Dynegy's lines of business, including any extended period of war or conflict.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Quantitative and Qualitative Disclosures About Market Risk are set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

ITEM 4--CONTROLS AND PROCEDURES

   Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of Dynegy's management, including its Chief Executive Officer and its Chief Accounting Officer (as Dynegy's responsible financial officer), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made to Dynegy's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                                  DYNEGY INC.

                          PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

   See Note 12 to the accompanying financial statements for discussion of material recent developments in the Company's material legal proceedings.

ITEM 5--OTHER

   Accompanying the filing of this Form 10-Q for the quarterly period ended September 30, 2002, we have provided to the Securities and Exchange Commission the Certifications of the chief executive officer and the chief accounting officer (as Dynegy's responsible financial officer) required pursuant to 18 U.S.C. Section 1359, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following instruments and documents are included as exhibits to this Form 10-Q:

10.1 Employment Agreement, effective as of September 16, 2002, between R. Blake Young and
     Dynegy Inc.

10.2 Employment Agreement, effective as of September 16, 2002, between Hugh A. Tarpley and
     Dynegy Inc.

10.3 Employment Agreement, effective as of October 1, 2002, between Michael R. Mott and Dynegy
     Inc.

10.4 Employment Agreement, effective as of October 23, 2002, between Bruce A. Williamson and
     Dynegy Inc.

   (b)  Reports on Form 8-K of Dynegy Inc. for the third quarter 2002.

        1. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated July 15, 2002. Items 5 and 7 were reported and no financial statements were filed.

        2. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated July 23, 2002. Items 7 and 9 were reported and no financial statements were filed.

        3. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated July 30, 2002. Items 5 and 7 were reported and no financial statements were filed.

        4. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated August 9, 2002. Items 5 and 7 were reported and no financial statements were filed.

        5. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated August 14, 2002. Items 7 and 9 were reported and no financial statements were filed.

        6. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated August 16, 2002. Items 5, 7 and 9 were reported and no financial statements were filed.

        7. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated August 30, 2002. Items 5, 7 and 9 were reported and no financial statements were filed.

        8. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated September 6, 2002. Items 5 and 7 were reported and no financial statements were filed.

        9. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated September 23, 2002. Items 5 and 7 were reported and no financial statements were filed.

       10. During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated September 25, 2002. Items 5 and 7 were reported and no financial statements were filed.

                                  DYNEGY INC.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNEGY INC.

Date: November 14, 2002                                                      By:        /S/  MICHAEL R. MOTT
                                                                                 ----------------------------------
                                                                                          Michael R. Mott
                                                                                  Chief Accounting Officer, Senior
                                                                                         Vice President and
                                                                                    Controller (Duly Authorized
                                                                                  Officer and Principal Accounting
                                                                                              Officer)

                           Section 302 Certification

I, Bruce A. Williamson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynegy Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                              /S/  BRUCE A. WILLIAMSON
                                          --------------------------------------
                                                   Bruce A. Williamson
                                                 Chief Executive Officer

                           Section 302 Certification

I, Michael R. Mott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynegy Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                /S/  MICHAEL R. MOTT
                                          ______________________________________
                                                     Michael R. Mott
                                                Chief Accounting Officer