Form 10-K/A
period 2001-12-31
DYNEGY INC /IL/
filed 2003-02-14
CIK 879215

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------


                                  FORM 10-K/A


                                AMENDMENT NO. 1


   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  For the fiscal year ended December 31, 2001

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from         to

                        Commission file number: 1-15659

                               -----------------

                                  DYNEGY INC.
            (Exact name of registrant as specified in its charter)

                     Illinois                  74-2928353
                  (State or other           (I.R.S. Employer
                  jurisdiction of        Identification Number)
                 incorporation or
                   organization)

             1000 Louisiana, Suite 5800
                  Houston, Texas                  77002
               (Address of principal           (Zip Code)
                executive offices)

      Registrant's telephone number, including area code: (713) 507-6400

             Securities registered pursuant to Section 12(b) of
               the Act:
                Title of each class:    Name of each exchange on
                                        which registered:
             Class A common stock, no
               par value                New York Stock Exchange
             Securities registered pursuant to Section 12(g) of
               the Act:
                Title of each class:    Name of each exchange on
                None                    which registered:
                                        --

                               -----------------

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


DOCUMENTS INCORPORATED BY REFERENCE. Part III (items 10, 11, 12 and 13) incorporates portions of the Notice and Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed not later than 120 days after December 31, 2001.


================================================================================

                            DYNEGY INC. FORM 10-K/A


                               INTRODUCTORY NOTE



   Dynegy Inc. is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to reflect the unaudited restatement of its 1999-2001 financial statements previously included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was originally filed on March 13, 2002 (the "Original Filing"), and to incorporate other revisions to the Original Filing. The financial information contained in the Original Filing has been revised to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. These restatement items include adjustments previously announced by Dynegy in its Current Reports on Form 8-K dated November 14, 2002 and January 31, 2003, which have been further adjusted as described in the Explanatory Note to the accompanying Consolidated Financial Statements. In this regard, Arthur Andersen LLP, our former independent public accountant, has advised us that its audit opinion relating to 2001 should no longer be relied upon and such audit opinion has been withdrawn. The revised financial statements have been prepared by management and reflect all currently known restatement items as of the date hereof. However, as a result of the re-audit currently being performed by PricewaterhouseCoopers LLP of our historical financial statements for the three-year period ended December 31, 2001, it is possible that additional adjustments to the unaudited financial statements contained herein may result, some of which could be material. Following completion of the re-audit, which the Company expects will occur in March 2003, further amendment of the Original Filing will be necessary in order to include the audit report of PricewaterhouseCoopers LLP as well as to reflect any other necessary changes. In addition, Dynegy's shelf registration statement filed on March 25, 2002 and the documents incorporated by reference therein, including this Form 10-K/A, remain subject to an ongoing review by the SEC Division of Corporation Finance.



   The following Items of the Original Filing are amended by this Amendment No.
1:


Item 1. Business

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data


Unaffected items have not been repeated in this Amendment No. 1.





   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 13, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

                   DYNEGY INC. FORM 10-K/A TABLE OF CONTENTS



                                                                                                 Page
                                                                                                 ----
PART I
Item 1.    Business.............................................................................   2

PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters............  18
Item 6.    Selected Financial Data..............................................................  21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................  61
Item 8.    Financial Statements and Supplementary Data..........................................  61

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  62
Signatures                                                                                        68

Index to Consolidated Financial Statements...................................................... F-1
Explanatory Note--Restatements and Absence of Report of Independent Public Accountants.......... F-7

                                  DYNEGY INC.

                                    PART I


   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER MARCH 13, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS 2001 FORM 10-K) . FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 13, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.



DEFINITIONS



   As used in this Form 10-K, the abbreviations listed below are defined as follows:



   Accord............. Accord Energy Limited.
   Bcf................ Billions of cubic feet.
   Bcf/d.............. Billions of cubic feet per day.
   BGSL............... BG Storage Limited.
   Btu................ British thermal unit--a measure of the amount of heat required to raise the temperature of one pound
                         of water one degree Fahrenheit.
   Catlin............. Catlin Associates, L.L.C.
   Chevron............ Chevron U.S.A. Inc., now a subsidiary of
                         ChevronTexaco.
   ChevronTexaco...... ChevronTexaco Corporation
   CERCLA or Superfund Comprehensive Environmental Response,
                         Compensation and Liability Act.
   DEC................ Dynegy Europe Communications.
   Destec............. Destec Energy, Inc.
   DGC................ Dynegy Global Communications, one of our four reportable business segments.
   DMG................ Dynegy Midwest Generation, Inc.
   DMS................ Dynegy Midstream Services, one of our four reportable business segments.
   DOT................ The U.S. Department of Transportation.
   DWR................ The California Department of Water Resources.
   Dynegy............. Dynegy Inc.
   Enron.............. Enron Corp.
   EWGs............... Exempt Wholesale Generators.
   Extant............. Extant, Inc.
   FASB............... Financial Accounting Standards Board.
   FERC............... Federal Energy Regulatory Commission.
   FPA................ The Federal Power Act.
   HLPSA.............. The Hazardous Liquid Pipeline Safety Act.
   Holdings........... Dynegy Holdings Inc., a wholly owned subsidiary of
                         Dynegy Inc.
   iaxis.............. iaxis, Limited.
   ICC................ Illinois Commerce Commission.
   Illinova........... Illinova Corporation, a wholly owned subsidiary of
                         Dynegy Inc.
   Investor........... Black Thunder Investors LLC.
   IP................. Illinois Power Company, a wholly owned subsidiary of Illinova.
   ISO................ The California Independent System Operator.

    LNG............. Liquefied natural gas.
    LPG............. Liquefied petroleum gas.
    MBbls/d......... Thousands of barrels per day.
    Mcf............. Thousands of cubic feet.
    MMBtu........... Millions of Btu.
    MMcf/d.......... Millions of cubic feet per day.
    MGP............. Manufactured Gas Plant.
    MW.............. Megawatts.
    NGA............. The Natural Gas Act of 1938, as amended.
    NGLs............ Natural gas liquids.
    NGPA............ The Natural Gas Policy Act of 1978, as amended.
    NGPSA........... Natural Gas Pipeline Safety Act.
    Northern Natural Northern Natural Gas Company.
    OSHA............ The Federal Occupational Safety and Health Act.
    Project Alpha... A structured natural gas transaction entered into by
                       Dynegy in April 2001.
    PURPA........... The Public Utilities Regulatory Policies Act of 1978.
    PX.............. The California Power Exchange.
    RCRA............ The Resource Conversation and Recovery Act.
    QFs............. "Qualifying facilities" are power generation facilities that typically sell power to a single purchaser and
                       are generally exempt from FERC ratemaking
                       regulation.
    RTOs............ Regional transmission organizations established by the FERC to control electric transmissions facilities
                       within a particular region.
    T&D............. Transmission and Distribution, one of our four reportable business segments.
    VaR............. Value at Risk.
    VLGC............ Very Large Gas Carriers.
    WEN............. Wholesale Energy Network, one of our four reportable business segments.


Item 1.  BUSINESS

THE COMPANY


   Dynegy Inc. (together with its subsidiaries, "Dynegy" or the "Company") is one of the world's leading energy merchants. Through our global energy delivery network and marketing, logistics and risk-management capabilities, we provide innovative solutions to customers in North America, the United Kingdom and Continental Europe. Our businesses include power generation and wholesale and direct commercial and industrial marketing of power, natural gas, coal and other similar products. We are also engaged in the transportation, gathering and processing of natural gas and natural gas liquids and the transmission and distribution of electricity and natural gas to retail consumers. Dynegy is also engaged in the telecommunications business through its global long-haul fiber optic and metropolitan network located in cities in the United States and Europe.


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

SEGMENT DISCUSSION


             [GRAPHIC DEPICTING SEGMENTS AND SUMMARY INFORMATION]


   The Company is a holding company and has four reportable business segments:
Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). Financial information, including revenues from external customers by similar products or services and by geographic area, net income (loss) and total assets by geographic area are disclosed by segment as set forth in Note 17 to the consolidated financial statements.

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


                    [GRAPHIC DEPICTING ENERGY VALUE CHAIN]


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

   Natural Gas Purchases. As part of our wholesale energy business, Dynegy purchases natural gas from a wide variety of suppliers. Dynegy also purchases at various index prices and markets substantially all of the natural gas produced or controlled by Chevron U.S.A. Inc. in the United States (except Alaska). In addition, the Company and ChevronTexaco Corp., ("ChevronTexaco") have agreed pursuant to a term sheet dated December 12, 2001 to expand this commercial relationship to include the volumes historically produced by Texaco. On March 1, 2002, a subsidiary of the Company began buying the historical Texaco volumes on an interim basis and is in the late stages of negotiations with ChevronTexaco to finalize a long term commercial agreement to cover these volumes. This relationship provides the Company with a significant, stable supply of natural gas which, when combined with gas supplies available from our network of other supply sources, allows us to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand. In 2001, approximately 22 percent of WEN's natural gas purchases were made from Chevron U.S.A. Inc.


   The Company's expanded relationship with ChevronTexaco will increase the volume of natural gas we purchase from Chevron U.S.A. Inc. and ChevronTexaco from approximately 2.0 Bcf/d to approximately 3.0 Bcf/d. We also expect to provide supply and service for in excess of 2.0 Bcf/d of natural gas for the former Texaco's facilities and third-party term markets.


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


   At December 31, 2001, Dynegy had interests in 41 power projects in operation, under construction or in development, having gross capacity of 18,833 MW (13,738 MW net) of electricity. Approximately 66 percent of these facilities were solely gas-fired plants, with the remaining facilities fueled by coal, heavy fuel oil or some combination of coal, fuel oil and natural gas. The combined gross capacity of owned facilities in operation at December 31, 2001 approximated 15,856 MW (10,761 MW net) of electricity and 2.7 million pounds per hour of steam available for sale to customers. Approximately 68 percent of the gross capacity (55 percent net) in operation at December 31, 2001 was under long-term power purchase agreements.


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

Dynegy Midstream Services Segment

   General. DMS consists primarily of the Company's North American midstream liquids operations, NGL marketing and global LPG transportation and marketing operations, located principally along the Gulf Coast and in London. North American midstream liquids operations are actively engaged in gathering and processing natural gas and fractionating, storing, terminalling, transporting, distributing and marketing NGLs. This vertically integrated NGL infrastructure permits the Company to generate revenues throughout all facets of the NGL business, from inlet natural gas volumes gathered from producing horizons to distributing and marketing NGLs to end-users throughout the world. This business provides the Company with broad-based, real-time market information that allows the Company to capture capacity, demand and distribution inefficiencies that exist from time to time in the market.




                    [GRAPHIC DEPICTING LIQUIDS VALUE CHAIN]


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


   The Company is among the industry leaders in substantially all midstream component businesses, ranging from natural gas processing to distributing and marketing NGLs to end-users. Our position as a natural gas processor is expected to grow as the Company is in the final stages of negotiations with ChevronTexaco to expand its relationship to include the historical Texaco volumes. In December 2001, the Company expanded its commercial agreement with ChevronTexaco to purchase the undedicated liquid production associated with the processing of Texaco's natural gas. In January 2002, the Company also purchased Texaco's wholesale propane marketing business and integrated it into Dynegy's existing wholesale business.



   Natural Gas Gathering and Processing. The natural gas processing industry is a major oil and gas industry segment, providing the necessary service of refining raw natural gas into marketable pipeline quality natural gas and NGLs. We own interests in 23 gas processing plants, including 13 plants we operate, as well as associated and stand-alone natural gas gathering pipeline systems. These assets are located in key producing areas of Louisiana, New Mexico and Texas. During 2001, we processed on average 1.9 Bcf/d of natural gas and produced on average 84 thousand gross barrels per day of NGLs. We have the right to process substantially all of Chevron U.S.A. Inc.'s processable natural gas in those geographic areas where it is economically feasible for us to do so. We are also in the final stages of negotiations with ChevronTexaco to process the historical Texaco volumes. In 2002, we estimate that approximately 60 percent of the volume processed will be under percentage of proceeds contracts, 29 percent will be under processor economic election contracts (either keep whole or fee based) and the remaining 11 percent will be under keep whole processing arrangements.



   Under percentage of proceeds contracts, we sell the natural gas and NGLs, return to the producer their share of the proceeds derived from such sale and keep a portion of the proceeds as our processing fee. If a producer has negotiated the right to take its share of natural gas and NGLs in kind, the producer gives to us a percentage of the natural gas and NGLs as our fee and takes the remaining percentage in kind at the tailgate of the plant. Under processor economic election contracts, the producer has the election to either process on a keep whole basis or pay us a fee for processing the natural gas. This fee could be in the form of a percentage of the natural gas and/or NGLs processed or a cash payment for providing the processing services. Under keep whole processing arrangements, the natural gas is processed to remove the NGLs and other impurities to make the natural gas merchantable. We keep the NGLs and then return to the producer merchantable natural gas containing the same Btu content as was delivered to us prior to processing. We are allowed to keep the NGLs as our fee for processing but must purchase and return to the producer a volume of merchantable natural gas to replace the Btus that were removed through processing so that the producer is kept whole on the Btus it delivered to the plant.


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

   In connection with our refinery services operations, we purchase NGL products from refinery customers, such as Chevron U.S.A. Inc, and sell NGL products to various customers. The Company generally earns a margin in these operations by retaining a portion of the resale price or a fixed minimum fee per gallon. Approximately 15 percent of DMS' NGL purchases in 2001 were from Chevron U.S.A. Inc and approximately 12 percent were from another supplier. In 2001, the Company sold an average of 41 thousand barrels per day through this refinery services business.

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


   We market our own NGL production and also purchase NGLs from other NGL producers and marketers for resale. Our distribution and marketing services business sold an average of 366 thousand barrels per day of NGLs in North America in 2001. The Company generally purchases NGL products from producers at a monthly pricing index less applicable fractionation, transportation and marketing fees and resells these products to petrochemical manufacturers, refineries and other marketing companies. In addition to margins that the Company earns from purchasing NGL products from producers pursuant to contract, we also earn a margin by purchasing and selling NGL products in the spot market and in the forward market.


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

   IP owns an interconnected electric transmission system of approximately 2,600 circuit miles and a distribution system that includes approximately 37,000 circuit miles of overhead and underground lines. Additionally, IP owns 755 miles of gas transmission pipe and 7,543 miles of gas distribution pipe. All of these properties are located in Illinois.



Dynegy Global Communications Segment


   DGC was established during the fourth quarter of 2000 to pursue and capture opportunities in the communications marketplace through opportunistic asset acquisitions and strategic partnerships. DGC has refined its strategic business model to include voice services, storage and government sales and is focused on controlling costs and capital expenditures until the recovery of the overall communications industry.


   Dynegyconnect, L.P., DGC's North American subsidiary, completed one of the first optically switched mesh networks in the world in the fourth quarter of 2001. The network spans more than 16,000 route miles and reaches 45 of the largest cities in the United States.


   In May 2001, DGC established its metro strategy with the announcement of a network services agreement with Telseon, Inc. to develop an 18 city all-optical network, capable of producing significant, scalable, high-bandwidth solutions among multiple points of presence ("POPs") in tier 1 metro markets. The metro strategy is complementary to Dynegyconnect's network and will provide DGC with access to approximately 80 POPs in select U.S. metro areas.



   Dynegy Europe Communications ("DEC") was formed following the acquisition of iaxis, Limited, a privately held, London-based communications company, in March 2001. As a result of this acquisition, DEC acquired a fiber optic network that now reaches more than 26 cities in 11 countries. The European network is linked to the U.S. via a transatlantic connection between New York and London, providing seamless connectivity to DGC's customers throughout the U.S., the U.K. and Continental Europe.


   DGC believes its network and metro strategy have unique cost advantages and capability compared to its competitors. As a result, as the telecommunications industry rebounds, DGC believes it will be able to compete very effectively.

COMPETITION


   Dynegy faces strong competition in the development of new electric generating plants, the acquisition of existing generating facilities and the marketing and transportation of energy commodities. The Company's primary competition is with merchant energy companies as well as entities vying for market share in the deregulating domestic electricity generating and marketing industries. The Company believes its primary competitors in this business consist of approximately 25 companies.


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



   Demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired generation and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company's power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the U.S. electric power industry has resulted in a highly competitive market for acquisition or development of domestic power generating facilities. As the nation's regulated utilities seek non-regulated investments and to the extent states continue to move toward retail electric competition, these trends can be expected to continue for the foreseeable future. However, recent events in the marketplace, including the California electricity crisis in late 2000 and the alleged manipulation of electricity prices by Enron and other wholesale electricity merchants, have caused some states to publicly reconsider their approach to deregulation, or to retreat from deregulation altogether.



   The Company's NGL marketing businesses face significant and varied competitors, including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, the marketing of NGLs, crude oil, residue gas, condensate and sulfur, and the transportation and storage of natural gas, NGLs and crude oil. Competition typically is based on location and operating efficiency of facilities, reliability of services, delivery capabilities and price.



   Competition has become a dominant issue for the electric utility industry in which IP operates. The Public Utilities Regulatory Policies Act of 1978 ("PURPA") facilitated development of co-generators and independent power producers. Promotion of competition continued with the enactment of the Energy Policy Act of 1992, which authorized the FERC to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Competition arises not only from co-generation or independent power production, but also from municipalities seeking to extend their service boundaries to include customers being served by utilities. Further competition may be facilitated by the adoption of state utility deregulation legislation, as has occurred in Illinois, or by federal regulatory action. The Company believes its primary competitors in this business consist of approximately 8 companies.


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

   Natural Gas Regulation. The transportation (including storage) and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act of 1938, as amended ("NGA"), and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). The rates charged by interstate pipelines for interstate transportation and storage services, and the terms and conditions for provision of such services, are regulated by the FERC, which generally also must approve any changes to these rates or terms and conditions prior to their implementation. The FERC also has jurisdiction over, among other things, the construction and operation of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion, acquisition, disposition, or abandonment of such facilities; maintenance of accounts and records; depreciation and amortization policies; and transactions with and conduct of interstate pipelines relating to affiliates. Venice Gathering System is a regulated interstate pipeline.



   Commencing in 1992, the FERC issued Order No. 636 and subsequent orders (collectively, "Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas.
Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all shippers. The FERC intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Prior to its acquisition of Venice Gathering System, Order No. 636 did not directly regulate any of Dynegy's activities; however, like other interstate pipelines, Venice Gathering System must comply with FERC's open-access transportation regulations. The implementation of these orders has not had a material adverse effect on Dynegy's results of operations. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open-access regulations.


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


   Pursuant to the NGPA and the Wellhead Decontrol Act of 1989, most sales of natural gas are no longer subject to price controls. However, the FERC retains jurisdiction over certain sales made by interstate pipelines or their affiliates, such as Dynegy has become with its recent acquisitions. The FERC has authorized such sales to be made at unregulated prices, terms and conditions. While sales of natural gas can be made at market prices, and upon unregulated terms and conditions, there is no assurance that such regulatory treatment will continue indefinitely in the future. Congress or, as to sales remaining subject to its jurisdiction, the FERC, could re-enact price controls or other regulation in the future.


   Certain federal and provincial regulatory authorities require parties to transactions involving natural gas exports to hold export or removal permits. The Company's indirect wholly owned Canadian subsidiary, Dynegy Canada Inc., holds various Canadian and U.S. permits for such purposes. In the United Kingdom, the natural gas business is subject to regulation by the Office of Gas Supply.

   Gas Processing. Dynegy's gas processing operations could become subject to FERC regulation. The FERC has traditionally maintained that a processing plant used primarily for removal of NGLs for economic purposes is not a facility for transportation or sale for resale of natural gas in interstate commerce, and therefore, is not subject to jurisdiction under the NGA. However, the FERC considers a processing plant used primarily for purposes related to transportation safety and efficiency to be subject to such regulation. Dynegy believes its gas processing plants are primarily involved in removing NGLs for economic purposes and, therefore, are exempt from FERC jurisdiction. Nevertheless, the FERC has made no specific finding as to Dynegy's gas processing plants. In addition, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction likely would apply to the downstream facility as a pipeline, however, and not to the plants themselves.


   Liquified Natural Gas (LNG) Terminals. LNG terminals operating in interstate commerce are subject to FERC jurisdiction and regulation of rates, terms and conditions of service such as is described above concerning interstate natural gas transportation and storage. Dynegy is in the process of securing approvals to construct such a facility in Louisiana.


   Gas Gathering. The NGA exempts gas gathering facilities from the jurisdiction of the FERC, while interstate transmission facilities remain subject to FERC jurisdiction, as described above. Dynegy believes its gathering facilities and operations meet the tests used by the FERC to determine nonjurisdictional gathering facility status, although the FERC's articulation and application of such tests have varied over time. Nevertheless, the FERC has made no specific findings as to the exempt status of any of Dynegy's facilities. No assurance can be given that all of Dynegy's gas gathering facilities will remain classified as such and, therefore, remain exempt from FERC regulation. Some states regulate gathering facilities to varying degrees; generally rates are not regulated.



   Electricity Marketing Regulation. The Company's electricity marketing operations are regulated by the Federal Power Act ("FPA") and the FERC with respect to rates, terms and conditions of services and various reporting requirements. FERC policies permit trading and marketing entities to market electricity at market-based rates. While FERC has affirmed its desire to move toward competitive markets with market-based pricing, it is reviewing the specifics of implementing this policy. For further discussion, please see "Power Generation Regulation" below.


   In December 1999, the FERC issued Order No. 2000, which addressed a number of issues relating to the regional transmission of electricity. In particular, Order No. 2000 provided for regional transmission organizations ("RTOs") to control the transmission facilities within a particular region. After a period of progress toward voluntary creation of RTOs as envisioned by the FERC, activity has slowed due to uncertainty concerning required standards and structures for such entities. Recently, the FERC commenced proceedings designed to result in the adoption of generally standardized market terms and conditions governing interstate transmission and RTO operation, including generic standards and procedures for the interconnection of generation to the transmission grid. The FERC plans to propose new rules respecting these matters this year and has directed electric industry participants to establish a single organization to assist with the development of business practices and protocols that will be needed to implement such standardized terms and conditions. It is uncertain what rules the FERC may adopt as the result of these proceedings. The impact of these RTOs on the Company's electricity marketing operations cannot be predicted. (For further discussion, please see "Illinois Power Company" below.)

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

   The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. The Company's power generation operations also are subject to regulation by the FERC under

PURPA with respect to rates, the procurement and provision of certain services and operating standards. Although facilities deemed QFs under PURPA are exempt from ratemaking and other provisions of the FPA, non-QF independent power projects and certain power marketing activities are subject to the FPA and the FERC's ratemaking jurisdiction, as well as the Public Utilities Holding Company Act of 1935 ("PUHCA") and the Energy Policy Act of 1992. All of the projects owned or operated by Dynegy as QFs are qualifying facilities and, as such, under PURPA are exempt from the ratemaking and other provisions of the FPA. Dynegy's EWGs, which are not QFs, have been granted market-based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interests in such projects.



   In some markets where Dynegy owns generation facilities, specifically California and New York, the FERC has from time to time approved and subsequently extended temporary price caps on wholesale power sales, or other market mitigation measures. Due to concerns over potential short supply and high prices in the summer of 2001, the New York Independent System Operator, Inc. ("NYISO"), the FERC-approved operator of electric transmission facilities and centralized electric markets in New York, filed an Automated Mitigation Procedure ("AMP") proposal with the FERC. The AMP caps bid prices based on the cost characteristics of generating facilities in New York, such as those owned or operated by the Company. In an order issued on June 28, 2001, the FERC accepted the AMP proposal for the summer of 2001. In a subsequent order issued on November 27, 2001, the FERC extended the AMP through April 30, 2002. The AMP may be further extended in the future.


   Price volatility and other market dislocations in the California market have precipitated a number of FERC actions related to the California market, in addition to price caps and market mitigation measures. These include an investigation of gas pipeline marketing affiliate abuse in the region, proceedings regarding whether, and to what extent, price refunds are owed by wholesale electricity suppliers serving the state, and complaints requesting the FERC to reform or void various long-term power sales contracts. Recently, as a prelude to possible initiation of a new complaint proceeding, the FERC began investigating whether any entity has manipulated prices for electricity or natural gas in the West, since January 1, 2000, possibly resulting in unjust and unreasonable prices under long-term power sales contracts entered into since that time. Additional matters in California are discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--California Market/West Coast Power."


   On November 20, 2001, the FERC issued an order that would subject the sales of all entities with market-based rate tariffs to "refunds or other remedies" in the event the seller engages in "anticompetitive behavior or the exercise of market power." The FERC has postponed the effectiveness of this refund condition pending its consideration of comments submitted by interested parties. Dynegy and other similarly-situated generators and power marketers have submitted comments in opposition to the proposed refund condition. It is uncertain how the FERC will act respecting this matter. If the FERC were to establish the broad refund condition proposed, it would increase the risk inherent in electric marketing activities for all wholesale sellers of electricity, including Dynegy. Establishment of the proposed refund condition, together with a finding that Dynegy engaged in any of the specified activities, also could require Dynegy to refund some of the electricity payments it has collected or reduce the amount it is owed for electricity.


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

   IP also is subject to regulation by the FERC under the FPA as to transmission rates, terms and conditions of service, the acquisition and disposition of transmission facilities and other matters. The FERC has declared IP exempt from the NGA and related FERC orders, rules and regulations.


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


   IP's retail natural gas sales also are regulated by the ICC. Such sales are priced under a purchased gas adjustment mechanism under which IP's gas purchase costs are passed through to its customers if such costs are determined prudent.



   Pending Legislation. The U.S. Congress has before it a number of bills that could impact regulations applied to Dynegy and its subsidiaries. These include bills that would repeal PUHCA and portions of PURPA and that would affect FERC's regulatory authority over energy marketing, generation and trading. Recent market events, including the California electricity crisis in late 2000 and the alleged manipulation of electricity prices by wholesale electricity merchants, have prompted questions about the wisdom of PUHCA repeal and whether more stringent regulation may be needed. The outcome of these bills and the effects that they might have cannot be predicted with certainty.



   Foreign Regulation. Dynegy Europe Limited acquired BG Storage Limited in the fourth quarter of 2001 and, as a result, now owns and operates the Rough and Hornsea gas storage facilities in the U.K. In connection with that acquisition, Dynegy Europe Limited gave statutory undertakings to the Secretary of State for Trade and Industry in the U.K. under the Fair Trading Act of 1973. The key aspects of these legislatively required undertakings, which relate to the operation of the storage assets acquired and expire on April 30, 2004, are as follows:


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


   Environmental Expenditures. Dynegy's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment were approximately $81 million in 2001, compared to approximately $121 million in 2000. The 2000 costs exceeded 2001 costs due in large part to expenditures by the Company to bring certain power generation turbines into compliance with new environmental regulations ahead of the dates when such compliance was actually required. The Company estimates that total environmental expenditures (both capital and operating) in 2002 will be approximately $103 million. A substantial majority of the Company's environmental expenditures relate to the federal Clean Air Act ("CAA") and comparable state laws and regulations. Management does not expect capital spending on environmental matters to increase materially over the near term; however, changes in environmental regulations or the outcome of litigation could result in additional legal requirements that would necessitate increased spending. Please read "--The Clean Air Act" below for a discussion of the litigation brought by the Environmental Protection Agency against two Dynegy affiliates relating to activities at its Baldwin generating station in Illinois.



   The Clean Air Act. The CAA and comparable state laws and regulations relating to air emissions impose responsibilities on owners and operators of sources of air emissions, including requirements to obtain construction and operating permits and annual compliance and reporting obligations. Although the impact of air quality regulations cannot be predicted with certainty, these regulations are expected to become increasingly stringent, particularly for electric power generating facilities. CAA requirements include the following:


  . The CAA Amendments of 1990 required a two-phase reduction by electric utilities in emissions of sulfur dioxide and nitrogen oxide by 2000 as part of an overall plan to reduce acid rain in the eastern United States. Installation of control equipment and changes in fuel mix and operating practices have been completed to comply with the emission reduction requirements of the acid rain provision of the CAA Amendment of 1990.

  . In October 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide. The compliance deadline for implementation of these emission reductions is May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the CAA that has similar emission control requirements. Installation of the necessary emission control equipment may involve large technical, design and construction projects that require significant time or expense for completion.


  . Significant reductions in air emissions from Dynegy's facilities could be required if the U.S. Congress adopts legislation requiring additional reductions in emissions of sulfur dioxide, nitrogen oxides and mercury as outlined in various multi-pollutants proposals. Some of these proposals also include reductions in carbon dioxide and other "greenhouse gases" that allegedly contribute to global warming. The emissions reductions contemplated by these initiatives, if they are enacted, could eventually require significant capital expenditures for new pollution control equipment, but the adoption of emission reduction requirements pursuant to any of the various pending proposals is highly uncertain. Although the impact of possible future environmental requirements cannot be predicted with any degree of certainty, any expenditures that are ultimately required are not anticipated to have a more significant effect on Dynegy's operations or financial condition than on any similarly situated company that generates electricity through the burning of fossil fuels.


  . The EPA and the Department of Justice ("DOJ") filed complaints against IP and DMG, alleging Clean Air Act violations, which are described in Item 8, Financial Statements and Supplementary Data, Note 11. In general, these allegations involve whether repair, maintenance, and replacement projects at the Baldwin facility required permitting under the Clean Air Act. The EPA has the authority to seek penalties for the alleged violations at the rate of up to $27,500 per day for each violation. The EPA may also seek to require installation of the "best available control technology" at the Baldwin facility and possibly other Company plants. An adverse ruling could impose liability on Dynegy, as well as increase the costs of ongoing operations to Dynegy. In the opinion of management, although significant capital expenditures could be required, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.



   Remedial Laws. The Company is also subject to environmental remediation requirements, including provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and the corrective action provisions of the federal Resource Conservation and Recovery Act ("RCRA") and similar state laws. The Superfund law imposes liability, regardless of fault or the legality of the original conduct, on persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed, or arranged for the disposal, of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to public health or the environment and to seek recovery for the costs of cleaning up the hazardous substances that have been released and for damages to natural resources from such responsible party. Further, it is not uncommon for neighboring landowners and other affected parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA applies to facilities that have been used to manage or are managing hazardous waste and which are either still in operation or have recently been closed. RCRA also requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities. CERCLA or RCRA could impose remedial obligations at a variety of Dynegy facilities, including our electric power generating plants and NGL facilities.



   IP previously operated more than two dozen sites at which synthetic gas was manufactured from coal. Operation of these manufactured gas plant ("MGP") sites was generally discontinued in the 1950s when natural gas became available from interstate gas transmission pipelines. Many of these MGP sites were contaminated with residues from the gas manufacturing process and remediation of this historic contamination may be required under CERCLA or RCRA or analogous state laws.

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


   Health and Safety. The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Superfund Amendments and Reauthorized Act and similar state statutes require that information be organized and maintained about hazardous materials used or produced in the Company's operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company believes it is in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.


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

OPERATIONAL RISKS AND INSURANCE

   Dynegy is subject to all risks inherent in the various businesses in which it operates. These risks include, but are not limited to, explosions, fires, terrorist attacks and product spillage, which could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility. Dynegy maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect Dynegy's operations and financial condition. In addition, the terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to those attacks may make some types of insurance more difficult to obtain. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11/th/. No assurance can be given that Dynegy will be able to maintain insurance in the future at rates it considers reasonable.


SIGNIFICANT CUSTOMER



   For the year ended December 31, 2001, approximately 10% of the Company's consolidated revenues were derived from transactions with Enron Corp. and its affiliates. No other customer accounted for more than 10% of the Company's consolidated revenues.



EMPLOYEES



   At December 31, 2001, the Company had approximately 3,019 employees at its administrative offices and approximately 3,120 employees at its operating facilities. Approximately 1,880 employees at Company-operated facilities are subject to collective bargaining agreements with one of the following unions:
Paper, Allied-Industrial, Chemical & Workers International Union; International Brotherhood of Electrical Workers; Laborers International Union of North America; United Association of Journeymen Plumbers and Gas Fitters; International Association of Machinists and Aerospace Workers; and Communications, Energy and Paperworkers Union. Management believes that its relations with employees of the Company are satisfactory.

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

Summary of Dynegy's Common Stock Price and Dividend Payments

                                       High   Low   Dividend
                                      ------ ------ --------
                   2001:
                      Fourth Quarter. $46.94 $20.90  $0.075
                      Third Quarter..  48.24  31.27   0.075
                      Second Quarter.  57.95  42.00   0.075
                      First Quarter..  53.15  39.25   0.075
                   2000:
                      Fourth Quarter. $56.63 $43.31  $0.075
                      Third Quarter..  57.58  34.76   0.075
                      Second Quarter.  39.94  27.63   0.075
                      First Quarter..  31.37  17.30   0.022

   Dynegy intends to continue to pay a quarterly cash dividend of $0.075 per common share, subject to the availability of funds legally available therefor and declaration by the Board of Directors.


   In July 2001, the Company established the Dynegy Short-Term Executive Stock Purchase Loan Program. Under this program, the Company may loan eligible employees funds to acquire Class A common stock through market purchases. The related notes have a two-year maturity, bear interest at the greater of 5 percent or the Applicable Federal Rate as of the loan date and are full recourse to the participants. At December 31, 2001, the Company had outstanding approximately $13 million of loans pursuant to this program.



   In December 2001, ten members of the Company's senior management purchased approximately 1.2 million shares of Class A common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933. These officers received loans from the Company to purchase the common stock at $19.75 per share, the same price as the net proceeds to the Company in the December 2001 public offering. The officers paid for the shares by entering into promissory notes with the Company for an initial term of 60 days. The maturity date of the notes was extended for an additional 30 days with the approval of the Board of Directors. These loans bear interest at a rate of 3.25 percent and are full recourse to the borrowers. The Company recognized compensation expense in 2001 of approximately $1.2 million related to the shares purchased by these officers. This amount, which was recorded as "General and Administrative Expense," is derived from the $1.00 per share discount these officers received based on the initial public offering price of $20.75 per share.


SHAREHOLDER AGREEMENT


   In June 1999, Chevron U.S.A. Inc. ("Chevron"), now a subsidiary of ChevronTexaco Corporation, entered into a shareholder agreement with Dynegy governing certain aspects of their relationship, the material provisions of which are discussed below. The agreement was executed in February 2000 upon closing of the Illinova acquisition and reflected agreements negotiated between Dynegy and Chevron relating to Chevron's significant ownership interest in Dynegy. The agreement amended certain of the rights and obligations previously agreed between Dynegy and Chevron at the time of Chevron's initial investment in Dynegy in 1996. Before the Illinova acquisition, Chevron owned 38,789,876 shares of Dynegy common stock and 7,815,363 shares of Dynegy preferred stock. In connection with the Illinova acquisition, Chevron exchanged its common stock and preferred stock and paid $200 million in return for an aggregate of 40,521,250 shares of Dynegy's Class B common stock.



   The shareholder agreement grants Chevron preemptive rights to acquire shares of Dynegy common stock in proportion to its then-existing interest in the equity value of Dynegy whenever Dynegy issues any equity securities, including securities issued pursuant to employee benefit plans. In addition, Chevron and its affiliates may acquire up to 40 percent of the total combined voting power of Dynegy's outstanding voting securities without restriction in the shareholder agreement. If Chevron or its affiliates wish to acquire more than 40 percent of the total combined voting power of Dynegy's outstanding voting securities, the shareholder agreement requires Chevron to make an offer to acquire all of the outstanding voting securities of Dynegy for cash or freely tradable securities listed on a national securities exchange. Any offer by Chevron and its affiliates for all of Dynegy's outstanding voting securities would be subject to the auction procedures outlined in the agreement.



   Chevron's ownership of Class B common stock entitles it to designate three members of Dynegy's Board of Directors. The shareholder agreement prohibits Chevron from selling or transferring shares of Class B common stock except in the following transactions:



  .   in a widely-dispersed public offering;



  . an unsolicited sale to a third party, provided that Dynegy or its designee is given the opportunity to purchase the shares proposed to be sold by Chevron; or



  . a solicited sale to an acceptable third party, provided that if Dynegy advises Chevron that the sale to a third party is not acceptable, Dynegy must purchase all of the offered shares for cash at a purchase price equal to 105% of the third party offer.



   Upon the sale or transfer to any person other than an affiliate of Chevron, the shares of Class B common stock automatically convert into shares of Class A common stock.



   The shareholder agreement further provides that Dynegy may require Chevron and its affiliates to sell all of the shares of Class B common stock under specified circumstances. These rights are triggered if Chevron or its Board designees block--which they are entitled to do under Dynegy's Bylaws--any of the following transactions two times in any 24-month period or three times over any period of time:



  . the issuance of new shares of stock where the aggregate consideration to be received exceeds the greater of $1 billion or one-quarter of Dynegy's total market capitalization;



  . any disposition of all or substantially all of Dynegy's liquids business or gas marketing business while substantial agreements between Chevron and Dynegy exist (except for a contribution of such liquids business to an entity in which Dynegy has a majority direct or indirect interest);



  . any merger, consolidation, joint venture, liquidation, dissolution, bankruptcy, acquisition of stock or assets, or issuance of common or preferred stock, any of which would result in payment or receipt of consideration having a fair market value exceeding the greater of $1 billion or one-quarter of Dynegy's total market capitalization; or



  . any other material transaction or series of related transactions which would result in the payment or receipt of consideration having a fair market value exceeding the greater of $1 billion or one-quarter of Dynegy's total market capitalization.



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



   The shareholder agreement also prohibits Dynegy from taking the following actions:



  . issuing any shares of Class B common stock to any person other than Chevron and its affiliates;



  . amending any provisions in Dynegy's Articles of Incorporation or Bylaws which, in each case, contain or implement the special rights of holders of Class B common stock, without the consent of the holders of the shares of Class B common stock or the three directors elected by such holders;



  . adopting a shareholder rights plan, "poison pill" or similar device that prevents Chevron from exercising its rights to acquire shares of common stock or from disposing of its shares when required by Dynegy; and



  . acquiring, owning or operating a nuclear power facility, other than being a passive investor in a publicly-traded company that owns a nuclear facility.


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


   As discussed in the Explanatory Note to the accompanying Consolidated Financial Statements, the accompanying Consolidated Financial Statements reflect various restatement items since the date of the Original Filing. Please read the Explanatory Note to the accompanying Consolidated Financial Statements for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements.


Dynegy's Selected Financial Data


                                                                  Year Ended December 31,
                                                        -------------------------------------------
                                                          2001     2000     1999     1998     1997
                                                        -------  -------  -------  -------  -------
                                                           ($ in millions, except per share data)
                                                                         (Restated)
Statement of Operations Data/(1)(4)/:
Revenues............................................... $42,513  $29,378  $15,413  $14,258  $13,378
General and administrative expenses....................     510      341      199      186      149
Depreciation and amortization expense..................     484      388      129      113      104
Asset impairment, abandonment and other charges........      --       --       --       10      275
Operating income (loss)................................     760      727      172      120     (143)
Net income (loss)...................................... $   421  $   494  $   118  $   108  $  (102)
Earnings (loss) per share.............................. $  1.11  $  1.46  $  0.51  $  0.48  $ (0.49)
Shares outstanding for EPS calculation.................     340      315      230      227      208
Cash dividends per common share........................ $  0.30  $  0.25  $  0.04  $  0.04  $  0.04
Cash Flow Data:
Cash flows from operating activities................... $   535  $   410  $    40  $   251  $   279
Cash flows from investing activities...................  (3,836)  (1,558)    (391)    (295)    (511)
Cash flows from financing activities...................   3,448    1,144      399       50      205
Other Financial Data:
Cash dividends or distributions to partners, net.......     (98)    (112)      (8)      (8)      (8)
Capital expenditures, acquisitions and investments/(3)/  (4,695)  (2,414)    (521)    (478)  (1,034)

                                                                       December 31,
                                                           ------------------------------------
                                                            2001    2000    1999   1998   1997
($ in millions)                                            ------- ------- ------ ------ ------
Balance Sheet Data/(2)(4)/:
Current assets............................................ $ 9,984 $10,081 $2,661 $2,117 $2,019
Current liabilities.......................................   9,606   9,481  2,490  2,026  1,753
Property and equipment, net...............................   9,201   7,081  2,090  1,932  1,522
Total assets..............................................  26,301  21,684  6,456  5,264  4,517
Long-term debt............................................   4,500   3,151  1,372    953  1,002
Transitional funding notes................................     516     603     --     --     --
Non-recourse debt.........................................      --      --     35     94     --
Serial preferred securities of a subsidiary...............      46      46     --     --     --
Company obligated preferred securities of subsidiary trust     200     300    200    200    200
Series B convertible preferred securities/(5)/............     882      --     --     --     --
Minority interest/(6)/....................................   1,040   1,022     --     --     --
Capital leases............................................      44      15     --     --     --
Total equity..............................................   5,014   3,497  1,238  1,128  1,019

--------
/(1)/ The following acquisitions were accounted for in accordance with the purchase method of accounting and the results of operations attributable to the acquired businesses are included in the Company's financial statements and operating statistics beginning on the acquisitions' effective date for accounting purposes:
  .   BG Storage Limited ("BGSL")--December 1, 2001;
  .   iaxis, Limited ("iaxis")--March 1, 2001;

  .   Extant, Inc. ("Extant")--October 1, 2000;

  .   Illinova Corporation ("Illinova")--January 1, 2000; and
  .   Destec Energy, Inc. ("Destec")--July 1, 1997.
/(2)/ The BGSL, iaxis, Extant, Illinova, and Destec acquisitions were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. See footnote 1 above for respective effective dates.



/(3)/ Includes the value assigned to the assets acquired in various business and asset acquisitions. Also includes expenditures associated with the leased assets brought onto the Company's balance sheet as a result of the restatement items described in the Explanatory Note to the Consolidated Financial Statements. The 1997 amount is before reduction for value received upon sale of Destec's foreign and non-strategic assets of approximately $735 million.


/(4) /As described elsewhere in this report, the restated financial statements contained herein reflect, among other things, the results of a balance sheet reconciliation project relating primarily to the Company's natural gas marketing business. This restatement reflects the re-allocation of an $80 million after-tax charge (previously recognized in the second quarter
     2002) to prior periods. The impact of the re-allocation of this charge is reflected in the statement of operations, cash flow and other financial data for the three years ending December 31, 2001 and in the balance sheet data for the years ending December 31, 2001 and 2000. However, approximately $34 million of the total $80 million after-tax charge relates to periods prior to 1999 and has not been allocated to any particular period or reflected in the balance sheet, statement of operations, cash flow or other financial data for the years ended December 31, 1998 and 1997. The approximately $34 million after-tax charge is included in "Total equity" above in 2001, 2000 and 1999.


/(5)/ Amount equals the $1.5 billion in proceeds related to the Series B convertible preferred securities less the $660 million implied dividend recognized in connection with the beneficial conversion option plus the $42 million in accretion of the implied dividend through December 31, 2001.


/(6)/ Includes amounts relating to the Catlin transaction discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Trigger Events" below.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Dynegy Inc. ("Dynegy" or the "Company") and the notes thereto included herein. As discussed in the Introductory Note to this Form 10-K/A, the financial information contained in this report has been revised to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. These restatement items include adjustments previously announced by Dynegy in its Current Reports on Form 8-K dated November 14, 2002 and January 31, 2003, which have been further adjusted as described in the Explanatory Note to the accompanying Consolidated Financial Statements. The revised financial statements have been prepared by management and reflect all currently known restatement items as of the date hereof. However, as a result of the three-year re-audit currently being performed by PricewaterhouseCoopers LLP, it is possible that additional adjustments to the unaudited financial statements contained herein may result, some of which could be material. Following completion of the re-audit, which the Company expects will occur in March 2003, further amendment of the Form 10-K will be necessary in order to include the audit report of PricewaterhouseCoopers LLP as well as to reflect any other necessary changes. In addition, Dynegy's shelf registration statement filed on March 25, 2002 and the documents incorporated by reference therein, including this Form 10-K/A, remain subject to an ongoing review by the SEC Division of Corporation Finance.



   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER MARCH 13, 2002 (THE DATE ON WHICH DYNEGY FILED ITS 2001 FORM 10-K) . FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 13, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.



   Dynegy is one of the world's leading energy merchants. Through its global energy delivery network and marketing, logistics and risk-management capabilities, the Company provides innovative solutions to customers in North America, the United Kingdom and Continental Europe. Dynegy's operations are reported in four segments: Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in the physical supply of and risk-management activities around wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream gas processing and NGL marketing businesses and worldwide natural gas liquids marketing and transportation operations. Dynegy's T&D segment includes the operations of Illinois Power Company ("IP"), an energy delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. DGC is engaged in the telecommunications business. DGC has a global long-haul fiber optic and metropolitan network located in cities in the United States and Europe.


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


   In December 2001, Dynegy announced a $1.25 billion capital program to respond to concerns of credit rating agencies and trade counterparties regarding balance sheet strength in the merchant energy sector. In accordance with the plan, Dynegy raised $744 million in net proceeds by selling approximately 37.9 million shares of common stock, including 10.4 million shares purchased by ChevronTexaco. Net proceeds from the sale of these shares were used to reduce indebtedness under Holdings' revolving credit facility by approximately $540 million. The remainder of the proceeds were held as cash.



   In addition, the Company reduced its original 2002 capital-spending program by over $500 million to approximately $1.2 billion. This reduction in capital spending related to funds originally budgeted for capital expenditure opportunities that were anticipated to arise during the year. The Company's primary capital expenditure focus will be the acquisition and/or construction of energy assets that will enable the Company to expand its energy network. Expenditures will include maintenance capital at existing facilities of approximately $430 million. The Company also anticipates limiting future capital expenditures associated with its communications network.



   The Company believes it prudent to continue to increase liquidity and strengthen its balance sheet and, as a result, is assessing additional alternatives, including possible joint ventures or sales of assets and businesses. These steps are designed to continue the Company's capital program. Such steps are also being taken to reduce leverage and to establish revised targets for debt to capitalization and coverage ratios.



   In January 2002, the Company completed its acquisition of Northern Natural. Enron Corp. ("Enron") has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus various adjustments. Dynegy's acquisition of this asset increases the Company's financial leverage. This increased leverage results partially from Northern Natural's $950 million of indebtedness and partially from the $1.5 billion of Series B Mandatorily Convertible Redeemable Preferred Stock ("Series B Preferred Stock") sold to ChevronTexaco, the proceeds of which were used to purchase preferred stock in Northern Natural. The Series B Preferred Stock is mandatorily redeemable by Dynegy in November 2003. The Company is actively assessing alternatives regarding the Series B Preferred Stock and its capital structure to accommodate Northern Natural in the event Enron does not exercise its repurchase option. See "---Enron/Northern Natural."



Available Credit Capacity



   The following table provides the components of the Company's available credit capacity.



Available Credit Capacity as of December 31, 2001



                                                                         Dynegy
                                                                 Dynegy Holdings Illinois
($ in millions)                                           Total   Inc.    Inc.    Power
--------------------------------------------------------- ------ ------ -------- --------
Outstanding Commercial Paper, Loans and Letters of Credit $1,300  $ --   $1,022    $278
Unused Borrowing Capacity................................    940   300      618      22
                                                          ------  ----   ------    ----
Total Credit Capacity.................................... $2,240  $300   $1,640    $300
                                                          ======  ====   ======    ====



   Dynegy does not have access to the commercial paper markets and has relied on bank credit facilities, operating cash flow, public equity and debt issuances and cash on hand for its short-term liquidity requirements. Sales of common stock in December 2001 and January 2002 generated aggregate net proceeds of approximately $744 million which were used to pay down approximately $540 million of indebtedness under Holdings' revolving credit facility; the remainder was invested in cash. In February 2002, Holdings issued $500 million of 8.75% senior notes due 2012 and used the net proceeds to pay down approximately $250 million of indebtedness under Holdings' revolving credit facility; the remainder was invested in cash. The Company's 364-day revolving credit facilities--a $1.2 billion facility at Holdings, a $300 million facility at IP, a $300 million facility at Dynegy and a $400 million facility at Holdings--mature in May 2002, May 2002, November 2002 and May 2003, respectively. In addition, Northern Natural has a $450 million 364-day revolving credit facility that matures in November 2002.

   As of February 27, 2002, the Company and its subsidiaries had committed credit lines of approximately $2.7 billion (including the Northern Natural revolving credit facility). As of such date, there were outstanding borrowings of approximately $1.1 billion and outstanding letters of credit of approximately $427 million under these credit facilities, leaving approximately $1.2 billion of available borrowing capacity under these credit facilities. In addition, the Company had cash of approximately $560 million. As a result, the Company's liquidity position was approximately $1.7 billion. Management believes this level of liquidity is adequate to allow Dynegy to operate its business, even in the event of a downgrade in credit rating.


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



   Substantially all of the credit ratings of Dynegy Inc. and its subsidiaries are under review for possible downgrade in part due to uncertainties regarding the litigation by Enron against Dynegy (which is more fully discussed in Note 11 to the consolidated financial statements). In addition, the credit rating agencies have refocused their attention on the credit characteristics and credit protection measures of industry participants, and appear to have tightened the standards for a given rating level. Before Dynegy's capital program was announced, Moody's downgraded its ratings of Dynegy and its subsidiaries. The initial phase of the capital program was designed to restore the Moody's ratings and maintain the Fitch and Standard & Poors' ratings. There can be no assurance that these results will be achieved, but the Company believes it is taking action to accomplish these results.


   As of February 28, 2002, Dynegy's senior unsecured debt ratings, as assessed by the three major credit rating agencies, were as follows:

                                          Standard & Poors' Moody's Fitch
      Rated Enterprises                   ----------------- ------- -----
      Senior Unsecured Debt Rating:
      Dynegy Holdings Inc./(1)/..........       BBB+         Baa3   BBB+
      Dynegy Inc./(2)/...................       BBB          Ba1    BBB
      Illinois Power/(3)/................       BBB          Baa3   BBB+
      Illinova Corporation/(4)/..........       BBB          Ba1    BBB
      Northern Natural/(5)/..............        CC           B3     CC
      Commercial Paper/Short-Term Rating:
      Dynegy Holdings Inc................       A-2          P-3     F2
      Dynegy Inc.........................       A-2           NP     F2
      Illinois Power.....................       A-2          P-3     F2

--------
/(1)/ Dynegy Holdings Inc. is the primary debt financing entity for the enterprise. This entity is a subsidiary of Dynegy Inc. and is a holding company that includes substantially all of the operations of the WEN and DMS business segments.
/(2)/ Dynegy Inc. is the parent holding company. This entity generally provides financing to the enterprise through issuance of capital stock.
/(3)/ Illinois Power is a stand-alone entity from a financial credit perspective. This entity includes the Company's regulated transmission and distribution business in Illinois.

/(4)/ Illinova Corporation is the holding company for Illinois Power and is not used to raise capital.

/(5)/ Ratings have not changed since Dynegy's acquisition of Northern Natural and reflect Enron's repurchase option.



   The abbreviations for the investment grade credit ratings assigned by the three major credit rating agencies are set forth below, in order of declining credit:



    Standard & Poor's               Moody's                     Fitch
    -----------------               -------                     -----
           AAA                        Aaa                        AAA
           AA+                        Aa1                        AA+
           AA                         Aa2                        AA
           AA-                        Aa3                        AA-
           A+                         A1                         A+
            A                         A2                          A
           A-                         A3                         A-
          BBB+                       Baa1                       BBB+
           BBB                       Baa2                        BBB
          BBB-                       Baa3                       BBB-



   A downgrade in Dynegy's credit ratings to below investment grade would cause a material reduction in the amount of trade credit expected to be extended by Dynegy's counterparties until these ratings could be restored. The Company also anticipates that counterparties would increase their collateral demands relating to its wholesale marketing and risk-management business. Downgrades in Dynegy's credit ratings to below investment grade also would trigger the financing covenants described below under "--Financing Trigger Events." Such a downgrade also could increase the risk that the Company would be unable to refinance debt obligations as they mature and could increase the borrowing costs incurred by the Company in connection with any such refinancings. The Company's financial flexibility would likewise be reduced as a result of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers.


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


   The Company has two non-commercial agreements that have trigger events tied to credit ratings. At December 31, 2001, the amount of cash collateral that the Company could be required to post in the event of a ratings trigger under these two agreements was approximately $300 million. The Company's investment in Catlin Associates, LLC, described below, accounts for $270 million of the possible $300 million in possible cash collateralization and would be triggered only if the senior unsecured debt ratings for Dynegy Holdings were below investment grade with both Standard & Poor's and Moody's. The remaining approximate $30 million relates to the Company's guarantee of environmental obligations of West Coast Power, a 50 percent owned equity investment. This obligation would be triggered by a downgrade in Dynegy Holdings' credit rating to below investment grade by either Moody's or Standard & Poor's. Dynegy's credit ratings are under review for possible downgrade by Moody's, Standard & Poor's and Fitch. Please see "--Credit Rating Discussion."



   In June 2000, Dynegy and Black Thunder Investors LLC ("Investor") invested in Catlin Associates, L.L.C. ("Catlin"), an entity that is consolidated by Dynegy into its financial statements, with the Investor's ownership in Catlin reflected as Minority Interest in the Consolidated Balance Sheet. Dynegy invested $100 million in Catlin and the Investor invested $850 million. As a result of its investment, the Investor received a preferred interest in Catlin, which has a security interest in the stock of Dynegy Midwest Generation, Inc. ("DMG"), an entity holding certain of Dynegy's midwest generation assets, including the coal-fired generation units in Illinois. This preferred interest is a passive interest and generally is not entitled to management rights.



   On or before June 29, 2005, Dynegy is effectively obligated to purchase the Investor's preferred interest for $850 million unless the Investor agrees to extend or refinance this obligation. Alternatively, Dynegy could liquidate Catlin's assets, including DMG's generating assets, to satisfy this obligation.



   In addition to granting Catlin a security interest in the stock of DMG, Dynegy also has agreed to pay to DMG, to the extent that DMG has either distributed or loaned money directly or indirectly to Dynegy, an amount not to exceed $270 million. This payment obligation builds over time to a maximum of $270 million in 2005. As of December 31, 2001, Dynegy's obligation to DMG under the agreement was approximately $35 million. In addition, in the event projected cash flow is insufficient to cover capital expenditures and certain other fixed charges, Dynegy may be required to make an additional capital contribution of up to $60 million to Catlin. The $60 million contingent obligation expires on December 31, 2002.



   If Holdings' senior unsecured debt is downgraded below investment grade by both Standard & Poor's and Moody's, Dynegy would be required to post cash collateral in an aggregate amount of $270 million and, within 30 days, obtain an investment grade rating for the Catlin membership interest held by the Investor by either Standard & Poor's or Moody's or obtain a waiver from the Investor.



   If Dynegy were unable to obtain the required rating for the interest held by the Investor or waiver, Dynegy would have the option of purchasing or refinancing the Investor's interest in Catlin. If Dynegy was unable or otherwise elected not to exercise this option, it could ultimately result in an election by the Investor to cause the liquidation of the underlying generation assets in an amount sufficient to redeem the Investor's interest. Given the strategic importance of these generation assets, it is likely that Dynegy would seek to refinance or purchase the Investor's interest under such circumstances.


Trade Credit


   The Company's commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements also have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit if the Company's credit ratings were downgraded to non-investment grade status. Under such circumstances, Dynegy would need to post collateral to continue transacting risk-management business with many of its counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would increase the Company's financing costs and could adversely impact the Company's profitability. If such collateral was not posted, the Company's ability to continue transacting its risk-management business as before the downgrade would be materially adversely affected.



   Following the Enron bankruptcy, there has been a general industry-wide contraction in trade credit in the wholesale energy markets. Open or unsecured credit lines generally have been reduced, and counterparties are more stringent in requiring credit support in the form of cash in advance, letters of credit or guarantees as a condition to transacting business above open credit limits. In addition, parties engaged in the wholesale marketing business, including Dynegy, are moving towards the implementation of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Most commercial agreements typically include "adequate assurance" provisions or specific ratings triggers. These clauses typically give counterparties the right to suspend or terminate credit if the Company's credit ratings fall below investment grade.



   Dynegy's wholesale marketing and risk-management business has historically relied upon Holdings' senior unsecured debt investment grade credit rating to satisfy the credit support requirements of many counterparties.

Disclosure of Financial Obligations and Contingent Financial Commitments


   Dynegy has incurred financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Financial commitments represent contingent obligations, which become payable only if pre-defined events were to occur, such as financial guarantees.



   As discussed in the Explanatory Note to the accompanying Consolidated Financial Statements, the accompanying Consolidated Financial Statements reflect various restatement items that have become known to management since the date of the Original Filing. Please read the Explanatory Note to the accompanying Consolidated Financial Statements for additional information about these restatements. The tables that follow have been adjusted since the Original Filing to reflect these restatements.


   The following table provides a summary of general financial obligations as of December 31, 2001. This table includes cash obligations related to outstanding debt, redeemable preferred stock and similar financing transactions. This table also includes cash obligations for minimum lease payments associated with general corporate services, such as office and equipment leases.

General Financial Obligations as of December 31, 2001


                                                       Payments Due By Period
                                           ----------------------------------------------
Cash Obligations*
($ in millions)                            Total  2002  2003  2004  2005  2006 Thereafter
------------------------------------------ ------ ---- ------ ---- ------ ---- ----------
Current Portion of Long Term Debt and
  Transitional Funding Trust Notes/(1)/... $  458 $458 $   -- $ -- $   -- $ --   $   --
Long Term Debt/(1)/.......................  4,500   --    254  169    918  388    2,771
Transitional Funding Trust Notes/(1)/.....    516   --     86   86     86   86      172
Series B Mandatorily Convertible Preferred
  Securities/(1)/.........................  1,500   --  1,500   --     --   --       --
Other Mezzanine Preferred Securities/(1)/.    246   --     --   --     --   --      246
Operating Leases/(2)/.....................    305   48     44   43     42   40       88
Other Long Term Obligations/(3)/..........     15    5      5    5     --   --       --
                                           ------ ---- ------ ---- ------ ----   ------
Total General Financial Obligations....... $7,540 $511 $1,889 $303 $1,046 $514   $3,277
                                           ====== ==== ====== ==== ====== ====   ======

--------
* Cash obligations herein are not discounted and do not include related interest, accretion or dividends.

/(1)/ Total amounts are included in the December 31, 2001 consolidated balance sheet. Debt amounts include borrowings outstanding under the following arrangements:




  .   U.S. telecommunications network debt ($324 million);


  .   Commercial paper at Dynegy Holdings and Illinois Power ($44 million);


  . Revolving credit facilities at Dynegy Holdings ($600 million in borrowings) and Illinois Power ($240 million in borrowings);


  .   Canadian credit agreements ($40 million);


  .   Dynegy Holdings senior notes ($1,693 million);


  .   ABG Gas Supply debt financing ($282 million);


  . Lease arrangements relating to the Heard and Riverside generating facilities in Georgia and Kentucky ($342 million);


  .   Illinova Corporation senior and medium-term notes ($122 million);


  . Illinois Power mortgage bonds and pollution control bonds ($1,185 million); and


  . Transitional Funding Trust Notes issued by a special purpose trust and serviced by Illinois Power ($602 million).

    Please read Note 7--Debt to the Consolidated Financial Statements. The approximate $900 million increase in Long-Term Debt over the amount originally reported primarily relates to the consolidation of ABG Gas Supply, an entity originally formed in connection with Project Alpha, and the recognition of debt related to generation and telecommunications assets previously accounted for under operating leases.

/(2)/ Includes primarily minimum lease payment obligations associated with office and office equipment leases.

/(3)/ Includes decommissioning costs related to the sale of the Clinton nuclear facility in 1999.



   The following table provides a summary of contingent financial commitments as of December 31, 2001. These commitments represent contingent obligations of the Company, which may require a payment of cash upon pre-defined events.


Contingent Financial Commitments as of December 31, 2001


                                                  Expiration By Period
                                       ------------------------------------------
Contingent Obligations*
($ in millions)                        Total  2002 2003 2004 2005 2006 Thereafter
-------------------------------------- ------ ---- ---- ---- ---- ---- ----------
Letters of Credit/(1)/................ $  474 $453 $21  $--  $ -- $--     $--
Surety Bonds/(2)/.....................    288  204  31   12    13  14      14
Guarantees/(3)/.......................    270   --  --   69   145  --      56
                                       ------ ---- ---  ---  ---- ---     ---
Total Contingent Financial Commitments $1,032 $657 $52  $81  $158 $14     $70
                                       ====== ==== ===  ===  ==== ===     ===

--------
*  Contingent obligations are presented on an undiscounted basis.

/(1)/ Amounts include outstanding letters of credit and uncommitted lines.


/(2)/ Surety bonds are generally on a rolling twelve-month basis.


/(3)/ Amounts include $214 million of residual value guarantees related to commercial leasing arrangements, further discussed in footnote (1) to the Commercial Financial Obligations table below. Based on the estimated fair value of the underlying assets, the Company does not anticipate funding such amounts. Approximately $30 million of the balance represents a cash collateralization requirement as described in "Trigger Events" above and is related to West Coast Power. The remaining $25 million relates to an insurance program also for West Coast Power. These guarantees do not have specific expiration dates, thus they have been included in the "Thereafter" category.



   The following table provides a summary of commercial financial obligations, which are directly associated with revenue-producing activities. These arrangements provide Dynegy access to assets that provide it with manufacturing and logistical capacity needed to execute its business strategy, which is focused upon the physical delivery of energy products to its customers. These obligations include unconditional purchase obligations associated with generation turbines, minimum lease payments associated with operating leases on generation assets, long-haul fiber optic network capacity and other assets used in its operations, as well as capacity payments under generation supply tolling arrangements and transportation, transmission and storage arrangements.


Commercial Financial Obligations as of December 31, 2001


                                                   Payments Due By Period
                                        ----------------------------------------
Cash Obligations*
($ in millions)                         Total  2002 2003 2004 2005 2006 Thereafter
--------------------------------------- ------ ---- ---- ---- ---- ---- ----------
Operating Leases/(1)/.................. $1,845 $ 98 $ 99 $ 94 $ 77 $ 73   $1,404/(5)/
Unconditional Purchase Obligations/(2)/     75   60    5    4    3    3       --
Firm Capacity Payments/(3)/............  2,726  328  297  273  241  226    1,361
Conditional Purchase Obligations/(4)/..    400    9   57   76  124  110       24
Other Long Term Obligations............     44   14    5    5    5    5       10
                                        ------ ---- ---- ---- ---- ----   ------
Total Commercial Financial Obligations. $5,090 $509 $463 $452 $450 $417   $2,799
                                        ====== ==== ==== ==== ==== ====   ======

--------
*  Cash obligations are presented on an undiscounted basis.

/(1)/ Amounts include the minimum lease payment obligations associated with various lease arrangements. These lease arrangements are as follows:


  . Four lease arrangements relating to generation facilities located in New York (Central Hudson), Texas (CoGen Lyondell) and Illinois (Tilton); and


  . Five lease arrangements relating to five VLGCs utilized in the DMS segment.


    The Contingent Financial Commitments table above includes residual value guarantees of $214 million related to two of these lease arrangements (CoGen Lyondell and Tilton). Please read Note 11 to the consolidated financial statements for a description of these residual value guarantees. Such leasing arrangements are accounted for as operating leases, thus the related future obligations are not recorded as liabilities on the Company's consolidated balance sheet and the depreciation of these assets is not included in the consolidated statement of operations. The Company elected to utilize leasing structures to optimize the capital resource allocation, earnings and tax attributes of the enterprise. Dynegy may ultimately acquire some or all of the leased assets through exercise of purchase options established at lease inception based on the then fair market value, but does not have any plans to do so at this time.


/(2)/ Amounts include natural gas, coal, systems design, and power purchase agreements.


/(3)/ Firm capacity payments include payments aggregating $2 billion that provide Dynegy with the option to convert natural gas to electricity at third-party owned facilities ("tolling arrangements"). These amounts include tolling payments that are reflected on the Consolidated Balance Sheet in "Risk-Management Assets" or "Risk-Management Liabilities" and those that are accounted for on an accrual basis, each as determined by the applicable contractual terms and in accordance with generally accepted accounting principles. Approximately 91 percent of the $2 billion of aggregate tolling capacity payments are accounted for on an accrual basis. These contracts provide Dynegy access to regional generation capacity to fulfill physical contract requirements of its customers. These $2 billion in capacity payments, on a discounted basis, totaled $1.4 billion. Dynegy previously reported in its Form 10-K that the estimated market value of electricity available for sale under these arrangements as of the date of the Original Filing, discounted for credit, price and market liquidity reserves, exceeded the amount of capacity payments by approximately $325 million. As a result of Dynegy's change in its forward power curve methodology effective beginning the third quarter 2001, the estimated market value of electricity available for sale under these arrangements at December 31, 2001, discounted for market liquidity reserves, is approximately $52 million less than the amount of capacity payments. The other firm capacity payments of approximately $715 million include fixed obligations associated with transmission, transportation and storage arrangements routinely used in the physical movement and storage of energy consistent with the Company's business strategy.

/(4)/ Amounts include the Company's obligations as of December 31, 2001 to purchase 11 gas-fired turbines and an information systems service agreement. Commitments under the turbine purchase orders are payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide the Company with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The amounts herein assume all 11 turbines will be purchased. However, Dynegy can cancel these arrangements at anytime, subject to a termination fee. If Dynegy had terminated the turbine purchase orders at December 31, 2001, the termination fee would have been $12 million, reducing Dynegy's conditional purchase commitment by $358 million. Additionally, if Dynegy had terminated the service agreement at December 31, 2001, the termination fee would have been $9 million, reducing Dynegy's commitment by $21 million.
/(5)/ Amounts primarily relate to leases of the Central Hudson generating assets discussed further in Note 14 to the consolidated financial statements.


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

   On November 28, 2001, Dynegy exercised its right to terminate the merger agreement with Enron. The above-mentioned agreements were impacted as follows:

  . Dynegy exercised its option to purchase the indirect parent company of Northern Natural. The closing of the transaction occurred on January 31, 2002. An Enron subsidiary has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus accrued but unpaid dividends on the Series A Preferred Stock and the option exercise price, subject to adjustment based on Northern Natural's indebtedness and working capital.

  . At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. Approximately $500 million of this debt is in the form of senior unsecured notes and the remaining $450 million is in the form of a secured line of credit. Dynegy has agreed to commence a tender offer by April 1, 2002 for $100 million of the senior unsecured notes due May 2005. The significant terms of the Northern Natural debt are as follows ($ in millions):

    Senior Notes, 6.875% due May 2005.................................. $100
    Senior Notes, 6.75% due September 2008.............................  150
    Senior Notes, 7.00% due June 2011..................................  250
    Borrowing under Revolving Credit Agreement, 4.66% due November 2002  450
                                                                        ----
       Total debt...................................................... $950
                                                                        ====


  . Management believes, based on an internal analysis of Northern Natural's credit capacity, including a review of other regulated pipelines, that Northern Natural will be able to refinance the $450 million secured line of credit, and it is Northern Natural's management's intention to do so.



  . Each share of Dynegy's Series B Preferred Stock became convertible, at the option of ChevronTexaco, for a period of two years, into shares of Dynegy Class B common stock at the conversion price of $31.64. This conversion price represents a 5% discount to the Company's stock price on November 7, 2001, the date the conversion price was negotiated. As a result of this event, ChevronTexaco acquired a beneficial conversion option, which will be accreted by Dynegy over the two-year option conversion term as an implied dividend. Based on the implied value of the beneficial conversion option as of November 7, the Company originally recognized a special preferred stock dividend of approximately $65 million. The Company was recognizing this dividend over the two-year period from the issuance date of the preferred stock to the mandatory redemption date. For purposes of calculating the value of the beneficial conversion option, the Company originally used November 7, 2001 as the commitment date. The Company has since determined that it should have used November 13, the date ChevronTexaco funded its preferred stock purchase and the preferred securities were issued, as the commitment date. The Company's stock price increased significantly between these two dates after the announcement of the proposed Enron Corp. merger resulting in an implied value of $660 million rather than the previously disclosed $65 million. The restated preferred stock dividend amount is calculated based on a two-year amortization of the beneficial conversion option's implied value of approximately $660 million. Unless ChevronTexaco exercises its conversion right, Dynegy is required to redeem the Series B Preferred Stock for $1.5 billion two years from the date of issuance. The Series B Preferred Stock is not entitled to a dividend. For further discussion of Dynegy's accounting for the implied dividend, please read "Explanatory Note--Restatements and Absence of Report of Independent Public Accountants" to the accompanying financial statements.



   On December 2, 2001, Enron filed for federal bankruptcy protection in the United States Bankruptcy Court, Southern District of New York. Enron also filed an adversary proceeding in the bankruptcy court against Dynegy Inc. and Dynegy Holdings Inc. seeking damages of $10 billion for wrongful termination of the merger agreement and the wrongful exercise of its option to take ownership of Northern Natural. (Please refer to Note 11 of the unaudited financial statements for further discussion of this dispute).



   As a result of Enron's bankruptcy filing, Dynegy recognized in its fourth quarter 2001 financial statements a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of December 31, 2001, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $80 million and was calculated by setting off approximately $230 million owed from various Dynegy entities to various Enron entities against approximately $310 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron and the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties' assessment of market prices for such period, remain subject to dispute by Enron with respect to which there have been negotiations between the parties. These negotiations have focused on the scope of the transactions covered by the master netting agreement and the parties' valuations of those transactions. If any disputes cannot be resolved by the parties, the agreements call for arbitration. If the setoff rights were modified or disallowed, either by agreement or otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.




Recent Acquisitions

   In the fourth quarter of 2001, Dynegy completed the purchase of BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy paid approximately (Pounds)421 million (approximately $595 million at November 28, 2001) for BGSL. The storage assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The acquisition of BGSL established Dynegy's physical asset presence in the United Kingdom. In the first quarter of 2001, Dynegy finalized the acquisition of iaxis, Limited, a London-based communications company.


   Also in the first quarter of 2001, Dynegy completed the acquisition of two Central Hudson power generation facilities in New York. The Central Hudson facilities consist of a combination of base load, intermediate and peaking facilities aggregating approximately 1,700 MW. The facilities are located approximately 50 miles north of New York City and were acquired for approximately $903 million cash, plus inventory and working capital adjustments. The acquisition of these facilities established Dynegy's physical power presence in the region.



   In May 2001, subsidiaries of Dynegy completed a sale-leaseback transaction with a third party to provide term financing with respect to the Central Hudson facilities. Under the terms of the sale-leaseback transaction, subsidiaries of Dynegy sold certain plants and equipment and agreed to lease them back for terms expiring within 34 years, exclusive of renewal options. Please read the "Commercial Financial Obligations as of December 31, 2001" table set forth above for additional information.

Capital Spending

   The 2002 budget of $1.2 billion includes construction projects in progress, maintenance capital projects, environmental projects, technology infrastructure and software enhancements, contributions to equity investments, leasing transactions and discretionary capital investment funds. The capital budget is subject to revision as opportunities arise or circumstances change. Funds approved to be spent for the aforementioned items by the various segments in 2002 are as follows:

Capital Budget for 2002

                                                    Estimated
                   Segment or Category               Capital
                   ($ in millions)                  Spending
                   -------------------------------- ---------
                   Wholesale Energy Network........  $  733
                   Dynegy Midstream Services.......      75
                   Transmission and Distribution...     194
                   Dynegy Global Communications....      50
                   Information Technology and Other     144
                                                     ------
                                                     $1,196
                                                     ======

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

California Market/West Coast Power


   Dynegy and NRG Energy each own 50 percent of West Coast Power, a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets independently, as a wholesale marketer of gas and power. Through its interest in West Coast Power, Dynegy has credit exposure to state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power also sells directly to the California Department of Water Resources ("DWR") and pursuant to other bilateral agreements. Pursuant to a November 7, 2001 FERC order, the DWR was ordered for the period of January 17, 2001 forward to pay for all power purchased on behalf of the net short loads of PG&E and Southern California Edison. DWR has complied with this order, though there remain a number of disputes. Additionally, on February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict how the FERC will respond to these complaints. The Company is vigorously defending against these complaints.


   Between the fourth quarter of 2000 and the second quarter of 2001, the power and natural gas markets in California experienced substantial volatility driven by a fundamental imbalance in supply and demand and the retail electricity price caps imposed on the state's two largest utilities. The California market situation had many impacts, the most significant of which include: (a) a Chapter 11 bankruptcy filing by PG&E; (b) Dynegy's inclusion on PG&E's creditor committee; (c) separate rulings by the Ninth Circuit Court of Appeals and the FERC acknowledging that generators in California are not required to sell to noncreditworthy counterparties; (d) the FERC's decision to investigate gas pipeline marketing affiliate abuse in the region; (e) the FERC's imposition of a market mitigation plan for the Western States Coordinating Council; (f) FERC orders directing electricity suppliers to either refund a portion of sales revenue or justify their prices above approved pricing amounts; (g) a failed settlement conference to determine potential refunds; (h) the scheduling and subsequent rescheduling of a FERC hearing to calculate any such refunds; (i) continued debate over the validity and legality of long-term power supply contracts executed by state agencies; and (j) a settlement agreement between Southern California Edison and the California Public Utilities Commission that is designed to allow Southern California Edison to pay its past due debts and return it to creditworthy status. In addition, Dynegy and several of its officers were named in various lawsuits associated with the California situation, which are more fully discussed in Note 11 to the Consolidated Financial Statements. Additionally, on March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including those owned directly by West Coast Power and indirectly by Dynegy Inc. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. In the aggregate, the complaints seek more than $150 million in penalties, restitution and return profits from the generators. The Company will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.



   As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and the Ninth Circuit Court of Appeals and the FERC decisions regarding counterparty choice for generators as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At December 31, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $227 million. Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves determined to be probable and estimable.


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

Dividend Policy


   In 2002, Dynegy intends to pay an annual dividend of $0.30 per share of common stock, subject to declaration by the Board of Directors of the Company and the availability of funds legally available therefore. The Class B common stock has conversion features and maintains preemptive rights under the Chevron U.S.A. Inc. shareholder agreement (See Item 5. "Shareholder Agreement" for more details).

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

Accounting Pronouncements


   See Item 8, Financial Statements and Supplementary Data, Note 2, which is incorporated herein by reference, for a discussion of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144").



   In addition, the Company has interests in joint ventures, equity investments and financing arrangements that existing accounting guidance precludes us from consolidating. In the wake of the Enron bankruptcy, accounting standard setters, including the SEC and the Financial Accounting Standards Board, are evaluating the existing accounting and disclosure rules and requirements. One area that has received a high level of scrutiny is the accounting rules related to consolidations, specifically those that address special purpose entities. Standard setting bodies and regulators are evaluating the consolidation rules to determine whether the existing accounting framework should change. There is a risk that existing standards will change, particularly in light of the events of 2001, and that these changes could result in the consolidation in the Company's financial statements of entities that it does not currently consolidate.


Conclusion

   The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity or debt issuances, if required.

RESULTS OF OPERATIONS


   The following table reflects certain operating and financial data for the Company's business segments for the years ended December 31, 2001, 2000 and 1999, respectively. This financial data has been revised to reflect the known effects of the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. Please read this Explanatory Note for further discussion of these restatement items.


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


DYNEGY'S RESULTS OF OPERATIONS


                                               WEN   DMS  T & D  DGC   Total
                                              ----  ----  ----- -----  -----
                                                      ($ in Millions)
                                                        (Restated)
  2001
  Operating Income (Loss):
     Wholesale Energy Network:
     Customer and Risk-Management Activities. $202  $ --  $ --  $  --  $ 202
     Asset Businesses........................  388    --    --     --    388
  Dynegy Midstream Services:
     Upstream................................   --    83    --     --     83
     Downstream..............................   --    49    --     --     49
  Transmission & Distribution................   --    --   161     --    161
  Communications.............................   --    --    --   (123)  (123)
                                              ----  ----  ----  -----  -----
  Operating Income (Loss)....................  590   132   161   (123)   760
  Equity Earnings............................  203    13    --     26    242
  Other Items, Net...........................  (70)  (10)   20      2    (58)
  Net Income (Loss).......................... $392  $ 53  $ 42  $ (66) $ 421

  2000
  Operating Income (Loss):
     Wholesale Energy Network:
     Customer and Risk-Management Activities. $198  $ --  $ --  $  --  $ 198
     Asset Businesses........................  246    --    --     --    246
  Dynegy Midstream Services:
     Upstream................................   --    44    --     --     44
     Downstream..............................   --    51    --     --     51
  Transmission & Distribution................   --    --   205     --    205
  Communications.............................   --    --    --    (17)   (17)
                                              ----  ----  ----  -----  -----
  Operating Income (Loss)....................  444    95   205    (17)   727
  Equity Earnings............................  181    24    --     --    205
  Other Items, Net...........................  127   (50)   (9)     2     70
  Net Income (Loss).......................... $434  $ 26  $ 46  $ (12) $ 494

                                                 WEN  DMS  T & D DGC Total
                                                 --- ----  ----- --- -----
                                                      ($ in Millions)
                                                        (Restated)
     1999
     Operating Income:
     Wholesale Energy Network:
        Customer and Risk-Management Activities. $68 $ --   $--  $-- $ 68
        Asset Businesses........................  24   --    --   --   24
     Dynegy Midstream Services:
        Upstream................................  --   16    --   --   16
        Downstream..............................  --   64    --   --   64
     Transmission & Distribution................  --   --    --   --   --
     Communications.............................  --   --    --   --   --
                                                 --- ----   ---  --- ----
     Operating Income...........................  92   80    --   --  172
     Equity Earnings............................  62   18    --   --   80
     Other Items, Net...........................  15  (16)   --   --   (1)
     Net Income................................. $87 $ 31   $--  $-- $118

DYNEGY'S OPERATING DATA

                                                      2001    2000    1999
                                                     ------- ------- -------
    Wholesale Energy Network:
    Domestic Gas Marketing Volumes (Bcf/d)/(1)/.....     8.2     7.5     6.5
    Canadian Gas Marketing Volumes (Bcf/d)/(2)/.....     3.1     2.2     2.3
    European Gas Marketing Volumes (Bcf/d)/(3)/.....     1.3     1.2     1.1
                                                     ------- ------- -------
           Total Gas Marketing Volumes..............    12.6    10.9     9.9
                                                     ======= ======= =======
    Million Megawatt Hours Generated--Gross.........    40.3    36.8    21.5
    Million Megawatt Hours Generated--Net...........    34.5    30.3    12.8
    Total Physical Million Megawatt Hours Sold......   317.1   137.7    79.3
    Coal Marketing Volumes (Millions of Tons).......    43.0    10.4      --
    Average Natural Gas Price--Henry Hub ($/Mmbtu).. $  4.26 $  3.89 $  2.29
    Average On-Peak Market Power Prices:
       Cinergy...................................... $ 35.19 $ 36.43 $ 51.40
       TVA..........................................   34.87   39.73   51.96
       PJM..........................................   40.76   39.96   38.29
       CALPX SP15...................................  121.04  113.51   31.99
    Dynegy Midstream Services:
    Natural Gas Processing Volumes (MBbls/d):
       Field Plants.................................    56.1    61.2    85.9
       Straddle Plants..............................    27.7    35.6    36.6
                                                     ------- ------- -------
           Total Natural Gas Processing Volumes.....    83.8    96.8   122.5
                                                     ======= ======= =======
    Fractionation Volumes (MBbls/d).................   226.2   224.3   210.9
    Natural Gas Liquids Sold (MBbls/d)..............   557.4   564.6   537.1
    Average Commodity Prices:
       Crude Oil--Cushing ($/Bbl)................... $ 26.39 $ 28.97 $ 17.10
       Natural Gas Liquids ($/Gal)..................    0.45    0.55    0.34
       Fractionation Spread ($/MMBtu)...............    0.89    2.40    1.68
    Transmission and Distribution:/(4)/
    Electric Sales in kWh (Millions):
       Residential..................................   5,202   5,046   4,949
       Commercial...................................   4,377   4,272   4,173
       Industrial...................................   8,958   9,271   8,722
       Other........................................     373     412   6,897
                                                     ------- ------- -------
           Total Electric Sales.....................  18,910  19,001  24,741
                                                     ======= ======= =======
    Gas Sales in Therms (Millions):
       Residential..................................     315     337     323
       Commercial...................................     136     141     134
       Industrial...................................      70      77      71
       Transportation of Customer-Owned Gas.........     264     278     297
                                                     ------- ------- -------
           Total Gas Delivered......................     785     833     825
                                                     ======= ======= =======

--------
/(1) /Includes immaterial amounts of inter-affiliate gas sales.
/(2) /Represents volumes sold by Dynegy Inc.'s Canadian subsidiary.
/(3) /Represents volumes sold by Dynegy Inc.'s European operations.
/(4) /Volumes for 1999 reflect the operations of IP prior to its acquisition by Dynegy.

Three Years Ended December 31, 2001


   For the year ended December 31, 2001, the Company realized net income of $421 million, or $1.11 per diluted share. This compares with $494 million, or $1.46 per diluted share, and $118 million, or $0.51 per diluted share, in 2000 and 1999, respectively. Net income and diluted earnings per share include the following items:





                                                    2001            2000           1999
                                               --------------  --------------  -------------
                                                Income          Income          Income
($ in millions, except per share data)         (Charge)  EPS   (Charge)  EPS   (Charge) EPS
---------------------------------------------- -------- -----  -------- -----  -------- ----
Enron bankruptcy exposure/(1)/................   (51)   (0.14)    --       --     --      --
Terminated merger related costs/(2)/..........    (7)   (0.02)    --       --     --      --
Illinois Power severance costs/(3)/...........    (9)   (0.03)    --       --     --      --
Cumulative effect of an accounting change/(5)/     2     0.00     --       --     --      --
Gain on Sale--Accord Energy Limited/(6)/......    --       --     58     0.18     --      --
Gain on Sale--QFs/(7)/........................    --       --     34     0.11     --      --
Loss on Sale--Crude Business/(8)/.............    --       --    (11)   (0.03)    --      --
Loss on Sale--Mid-continent Assets/(9)/.......    --       --     (6)   (0.02)    --      --
Impairment of a Liquids Asset/(10)/...........    --       --    (16)   (0.05)    --      --
Illinova Acquisition Costs/(11)/..............    --       --    (10)   (0.03)    --      --
Special Dividend/(4)(12)/.....................    --    (0.12)    --    (0.10)    --      --
Gain on Sale--Quicktrade Investment/(13)/.....    --       --     --       --      6    0.03



--------
/(1)/ The Company recognized an after-tax charge of $51 million ($78 million pre-tax) related to its net exposure to Enron Corp. as a result of that company's bankruptcy filing. The pre-tax charge is included in "Cost of Sales" in the accompanying Consolidated Statements of Operations ("Statements").
/(2)/ The Company terminated its proposed merger with Enron Corp. on November
      28, 2001. Transaction costs associated with this terminated merger approximated $7 million after-tax ($10 million pre-tax). The pre-tax charge is included in "Other expense" in the accompanying Statements.
/(3)/ The Company incurred approximately $9 million of severance costs ($15 million pre-tax) related to a restructuring at Illinois Power. The pre-tax charge is included in "General and administrative expense" in the accompanying Statements.

/(4)/ The special dividend in 2001 relates to the accretion of the beneficial conversion option in the Series B Preferred Stock held by ChevronTexaco.

/(5)/ Effective January 1, 2001, the Company adopted Financial Accounting
      Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.
/(6)/ The Company sold its 25% participating preferred interest in Accord
      Energy Limited in the third quarter of 2000. The after-tax gain of approximately $58 million ($83 million pre-tax) is included in "Other income and expense, net" in the accompanying Statements.
/(7)/ The Company sold interests in certain Qualifying Facilities pursuant to statutory requirements related to the Illinova acquisition. The after-tax gain of approximately $34 million ($52 million pre-tax) is included in "Other income and expense, net" in the accompanying Statements.

/(8)/ The Company sold its non-strategic domestic crude oil marketing and trade business in the first quarter of 2000. The charge of approximately $11 million after-tax ($18.3 million pre-tax) is included in "Other income and expense, net" in the accompanying Statements.


/(9)/ The Company sold its Mid-Continent liquids processing assets in the first quarter of 2000. The after-tax charge of approximately $6 million ($9 million pre-tax) is included in "Other income and expense, net" in the accompanying Statements.

/(10)/ The impairment reserve is associated with a Canadian gas processing asset. The after-tax charge of approximately $16 million ($25 million pre-tax) is included in "Depreciation and amortization expense" in the accompanying Statements.
/(11)/ Amounts relate to non-capitalizable merger related costs associated with the Illinova acquisition. The after-tax charge of approximately $10 million ($15 million pre-tax) is included in "General and administrative expense" in the accompanying Statements.

/(12)/ The special dividend in 2000 relates to amounts paid to certain shareholders pursuant to the execution of the Illinova acquisition. /(13)/ The Company sold a non-strategic investment in the first quarter of 1999.


   Revenues in each of the three years in the period ended December 31, 2001 totaled $42.5 billion, $29.4 billion and $15.4 billion, respectively. Operating cash flows totaled $535 million for the year ended December 31, 2001, compared with $410 million in 2000 and $40 million in 1999.





   For the year ended December 31, 2001, the Company reported operating income of $760 million, compared with operating income of $727 million and $172 million for the 2000 and 1999 periods, respectively. The growth in operating margin is partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the three-year period reflect the impact of continued expansion of the Company's depreciable operating and technology asset base. The increased level of general and administrative expenses period-to-period reflects the infrastructure required to support a larger operation. Increased overhead costs are primarily a result of expansion of the Company's operations, primarily in the DGC segment and in Europe. Additionally, variable compensation costs were higher in 2001 as compared with both the 2000 and 1999 periods.



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



   Interest expense totaled $266 million for the year ended December 31, 2001, compared with $251 million and $78 million for the comparable 2000 and 1999 periods, respectively. The increase in interest expense in 2001 is due primarily to increased principal, partially offset by lower variable rates than in 2000. The increase in interest expense in 2000 from 1999 is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on the variable rate borrowings were higher in 2000 than in 1999.



   Other income and expenses, net, reduced 2001 operating results by $58 million and benefited operating results for the year ended December 31, 2000 by $70 million and reduced operating results for the year ended December 31, 1999 by $1 million. The variability in these amounts principally reflects the pre-tax effect of the gains on the sales of Accord Energy Limited and certain QFs in 2000, partially offset by the losses on the sales of the domestic crude business and the Mid-Continent liquids processing assets. The Company sold its 25 percent participating preferred interest in Accord Energy Limited for an after tax gain of $58 million ($83 million pre-tax) and sold interests in certain QFs for an after tax gain of $34 million ($52 million pre-tax). The Company received cash proceeds of $95 million and $237 million in the Accord and QF transactions, respectively. The carrying values for the Accord investment and the QFs were $12 million and $185 million, respectively. The remaining net amounts for all three years include the financial effects of minority shareholder investments in some of the Company's operations and other income and expense items including interest and dividend income, foreign currency gains and losses, insurance proceeds and other similar items.



   The Company reported an income tax provision of $259 million in 2001, compared to income tax provisions of $257 million and $55 million in 2000 and 1999, respectively. These amounts reflect effective rates of 38 percent, 34 percent and 32 percent, respectively. In general, differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes. See Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

Wholesale Energy Network


   WEN reported segment net income of $392 million for the year ended December 31, 2001, compared with net income of $434 million and $87 million for the years ended December 31, 2000 and 1999, respectively. Results of operations during the three-year period were influenced either positively or negatively by:





  . New regionally diverse merchant power generating capacity acquired or placed in service in 2001 and 2000;



  . Increased earnings from the equity investment in West Coast Power year-over-year during the three-year period, partially attributable to higher price realization for power purchased from West Coast Power;



  . An increase in customer risk management activities in 2001, as compared to 2000, as a result of a long-term power origination contract that contributed approximately $35 million of operating income during 2001;



  . An increase in European and Canadian marketing operations due to increased customer origination and service demand during the three-year period;



  . Results for 2001 included approximately $49 million exposure to Enron (net of tax) and an allocation of transaction costs associated with both the terminated proposed merger with Enron and the execution of Project Alpha; and



  . Results for 2000 include gains of approximately $92 million (net of tax) on the sale of Accord and QF interests, offset by an allocated portion of the Illinova acquisition costs.







   The new generating capacity in 2001 included the addition of the Central Hudson power generating facilities in New York and development projects in Georgia, Kentucky and Louisiana for a total of approximately 2,865 MW, while new capacity in 2000 included the generation assets from the Illinova acquisition and development projects in Illinois, Louisiana and North Carolina for a total of 8,091 MW.





   Total electric power produced and sold during 2001 aggregated 317.1 million megawatt hours compared to 137.7 million and 79.3 million megawatt hours during 2000 and 1999, respectively. The 2001 and 2000 volumes reflect the impact of additional generating capacity. Total natural gas volumes sold increased to
12.6 billion cubic feet per day from 10.9 billion cubic feet per day in 2000 and 9.9 billion cubic feet per day in 1999. The 2001 increase in natural gas volumes sold reflects greater market origination, including sales to commercial and industrial customers, sales volumes on Dynegydirect and increased gas marketing in Canada. The 2000 increase in natural gas volumes sold reflects the increased demand by gas-fired generation, expanding European operations and greater volumes sold to Dynegy's retail alliances.



   As described in Note 19--Subsequent Events to the Consolidated Financial Statements, the Company is in the process of exiting third-party risk management aspects of the marketing and trading business. The WEN segment's future results of operations will be affected by this development.


Dynegy Midstream Services


   DMS reported net income of approximately $53 million for the year ended December 31, 2001 compared with net income of $26 million and $31 million in 2000 and 1999, respectively. Results of operations during the three-year period were influenced either positively or negatively by:



  . Higher price realization in 2001, as compared to 2000, resulting from an active forward sales program and contract restructuring activities, despite a depressed pricing environment resulting from larger industry wide inventories;



  .   Substantial focus on lowering costs throughout the three-year period;


  . Lower price realization in 2000, as compared to 1999, resulting from an active forward sales program and contract restructuring activities;

  . NGL commodity prices in 2000, and the volatility associated therewith, were generally improved over 1999 levels;

  . Fluctuating world-wide demand for NGLs, particularly in Europe and Asia, enhanced 2000 revenues from global marketing operations;





  . Results for 2001 include approximately $2 million exposure to Enron (net of tax) as a result of that company's bankruptcy filing and an allocation of transaction costs associated with the terminated proposed merger with Enron; and



  . Results for 2000 include losses of approximately $17 million (net of tax) on sales of the Crude Oil Marketing and Trade business (which was sold in April 2000 and contributed approximately $9 million after tax in 1999) and Mid-Continent gas processing assets, an impairment of approximately $16 million (net of tax) relating to Canadian gas processing assets and an allocation of costs related to the Illinova acquisition.


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

Transmission and Distribution


   The Transmission and Distribution segment was formed at the beginning of 2000 and reflects the transmission and distribution operations of IP acquired in the Illinova acquisition. The segment had net income of approximately $42 million for the year ended December 31, 2001 compared to net income of $46 million for the year ended December 31, 2000. Segment results in 2001 include approximately $9 million of after-tax severance and early retirement charges related to a restructuring at IP, offset by an approximate $10 million after-tax credit related to IP's exit from a nuclear mutual insurance company. The 2000 results include an approximate $2 million after-tax merger cost charge related to the Illinova acquisition. In addition to the severance and early retirement charges, operating income decreased in 2001 as a result of decreased industrial electricity revenues resulting from increased competition and an economic downturn, offset by weather-driven sales from electric residential and commercial customers. Additionally, operating expenses were slightly higher due to fees paid in connection with an independent system operator and bad debt expense, offset by lower general and administrative expenses.


Dynegy Global Communications


   This segment was formed at the beginning of the fourth quarter of 2000 and had $66 million and $12 million net losses for the years ended December 31, 2001 and 2000, respectively, resulting from start-up investments associated with the expansion of the Company's global communications business, which has operations in the U.S. and Europe.

Operating Cash Flow


   The following table is a condensed version of the operating section of the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data. Reported amounts reflect the restatement items further described in the Explanatory Note to the Condensed Financial Statements, including the reclassification of approximately $290 million of previously disclosed 2001 operating cash flow to financing cash flow as a result of restatements relating to Project Alpha.


Dynegy's Condensed Consolidated Cash Flows


                                                          2001    2000  1999
                                                         ------  -----  ----
                                                           ($ in millions)
   Operating Cash Flow:
   Net Income........................................... $  421  $ 494  $118
   Net Non-Cash Items Included in Net Income............    627    219   (51)
                                                         ------  -----  ----
   Operating Cash Flow Before Changes in Working Capital  1,048    713    67
   Changes in Working Capital...........................   (513)  (303)  (27)
                                                         ------  -----  ----
   Net Cash Provided by Operating Activities............ $  535  $ 410  $ 40
                                                         ======  =====  ====



   Increases in operating cash flow in 2001 primarily reflect higher non-cash add-backs such as depreciation and amortization, reserve for doubtful accounts and risk management activities. The depreciation and amortization is higher due to a larger asset base. The reserve for doubtful accounts includes the Enron exposure write-off of approximately $78 million on a pre-tax basis. Changes in working capital had a negative impact on operating cash flow in 2001 due primarily to the timing of cash inflows and outflows related to trade accounts and certain other deposits.



   Operating cash flow results in 2000 primarily reflected higher net income compared to 1999. Higher net income is offset by increased investments in inventory and the negative impact on operating cash flows due primarily to the timing of cash inflows and outflows related to trade accounts.



   Operating cash flow in 1999 primarily reflected increased non-cash earnings from marketing operations.


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

Capital Expenditures and Investing Activities


   Funds used in 2001 investing activities totaled $3.8 billion. Included in the capital expenditures in 2001 is the purchase of the Central Hudson power generation facilities for $903 million. Additional capital expenditures of approximately $1.7 billion principally related to the construction of power generation assets, improvements of existing facilities related to the T&D segment and investments associated with technology infrastructure. Also during 2001, Dynegy invested $1.5 billion related to its purchase of Northern Natural Series A Preferred Stock. Business acquisitions for the year ended December 31, 2001 included acquisition costs related to the purchase of BGSL of approximately $595 million and acquisition costs incurred in 2001 related to iaxis, Limited. Proceeds from asset sales in 2001 included the sale of the Central Hudson facilities in May 2001 for $920 million pursuant to a leveraged lease transaction, in addition to proceeds from the disposal of non-strategic Canadian assets and investments. Other investing activities in 2001 primarily include investments relating to a generation and a telecommunications lease arrangement.

   In 2000, capital expenditures of approximately $1.1 billion primarily related to construction of power generation assets, improvements of existing facilities related to the T&D segment and investments associated with technology infrastructure. Also during 2000, Dynegy made investments in unconsolidated affiliates of approximately $141 million, while the $1.2 billion in business acquisitions in 2000 related primarily to the Illinova and Extant Inc. acquisitions. Proceeds from asset sales in 2000 of $856 million relate to sales of QFs and liquids assets.



   During the year ended December 31, 1999, the Company invested a net $437 million principally in power generation assets, including a power generation partnership, and additional expenditures related to capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. Also during 1999, the Company sold certain DMS assets, an investment held by WEN and a 50 percent interest in a power generation partnership, netting proceeds of $81 million.


Financing Activities


   Net cash inflows associated with financing activities in 2001 totaled approximately $3.4 billion.


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


   In April 2001, Dynegy entered into a structured natural gas transaction referred to as Project Alpha. The cash inflow of $282 million associated with the borrowings entered into by ABG Gas Supply is presented as a financing activity in Dynegy's Consolidated Statement of Cash Flows for 2001.




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


   Also during 2001, proceeds from lease arrangements of approximately $340 million were used in the construction of two generation facilities and the U.S. fiber optic network.


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

   Financing activities in 2000 resulted in cash inflows of $1,144 million. Approximately $1.2 billion was raised through sales of common equity, $200 million of which includes purchases of Class B common stock by Chevron U.S.A. Inc. The proceeds of the equity sales, in addition to dispositions of non-strategic assets, proceeds from minority interest contribution and operational cash inflows, were used as long-term financing for the purchase of Illinova. The Company also issued $300 million of 8.125 percent Senior Notes due March 5, 2005. Further, IP redeemed $93 million of tax advantaged Monthly Income Preferred Securities. Also during 2000, proceeds from lease arrangements of approximately $250 million were used in the construction of two generation facilities and the U.S. fiber optic network. Other financing, net in 2000 relates primarily to the $850 million received from a third-party investor for a minority interest in Catlin LLC, which is consolidated by Dynegy. (See Note 10 to the consolidated financial statements for more information.)



   In December 2001, Dynegy announced an approximately $1.25 billion capital program designed to strengthen its balance sheet and restore market confidence. In accordance with the plan, Dynegy reduced the original 2002 capital-spending program by approximately $500 million and raised $744 million through sales of common stock. The equity offering provided net proceeds of approximately $539 million in December 2001 resulting from the sale of 27.5 million shares of Class A common stock to the public and proceeds of approximately $205 million, resulting from the sale of approximately 10.4 million shares of Class B common stock to ChevronTexaco in January 2002. Concurrent with the December Class A common stock sale, members of the Company's senior management purchased approximately 1.2 million shares of Class A common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933. The officers paid $19.75 per share for the stock, the same price as the net proceeds to the Company in the public offering. The officers paid for the shares by entering into promissory notes with the Company for an initial term of 60 days. The maturity date of the notes was extended for an additional 30 days with the approval of the Board of Directors. The loans bear interest at
3.25 percent and are full recourse to the borrowers. Such loans are accounted for as "Subscriptions Receivable" within Stockholders' Equity on the Consolidated Balance Sheet at December 31, 2001. The Company recognized compensation expense in 2001 of approximately $1.2 million, which was recorded as "General and Administrative Expense."


SEASONALITY


   Dynegy's revenues and operating margin are subject to fluctuations during the year, primarily due to the impact seasonal factors have on sales volumes and the prices of natural gas, electricity and NGLs. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations and electricity generating facilities have higher volatility and demand, respectively, in the summer cooling months, while the transmission and distribution business has higher seasonal gas sales in the winter and higher seasonal electricity sales in the summer. These trends may change over time as demand for natural gas increases in the summer months as a result of increased gas-fired electricity generation. DMS businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes.


FACTORS AFFECTING FUTURE OPERATING RESULTS

   Dynegy's results of operations in 2002 and beyond may be significantly affected by the following factors:

  . changes in demand for the Company's power generation, pipeline, NGL or other facilities caused by general economic or industry conditions, commodity pricing or competition;

  . the volatility and level of prices for energy commodities in North America and Europe;

  . the timing and pace of energy deregulation in North America and Europe and the effect of the Enron bankruptcy on the pace of deregulation;

  . the addition of the historical Texaco U.S. gas and liquids volumes to the Company's commercial relationship with ChevronTexaco;

  . the acquisition of Northern Natural and possible repurchase of Northern Natural by Enron;

  . the effect of market uncertainties and the Enron litigation on Dynegy's credit ratings, costs of borrowing and trade credit; and


  . the execution by DGC of its business plans in the telecommunications market and the resulting impact such execution may have on the realizability of Dynegy's investment in that business segment.


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

Governance Committees Structure


                    [GRAPHIC DEPICTING COMMITTEE STRUCTURE]

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

   Risk Committee. The Risk Committee is focused on the assessment of financial risks inherent in the enterprise and the establishment of policies and limits around these risks. Activities performed by this committee include review of:

  .   the activities of existing businesses;

  .   new businesses and products;

  .   divisional market risk limits;

  .   business unit market risk limits; and

  .   currency and interest rate risk limits.

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


   The Company has identified three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the portrayal of Dynegy's financial position and results of operations. These policies include the accounting for long-lived assets, the evaluation of counterparty credit and other similar risks and revenue recognition. See Note 3 to the consolidated financial statements for a discussion of the process surrounding the evaluation of counterparty credit and other similar risks. For disclosure on the Company's accounting for long-lived assets and revenue recognition, refer to Note 2 to the consolidated financial statements. The following narrative provides additional discussion of the Company's revenue recognition policy. The bankruptcy of Enron has placed substantial focus on accounting principles and the application of these principles. The focus has been around the transparency of disclosures relating primarily to liquidity and capital resource matters, the valuation of energy trading activities, transactions with related parties and the use of special purpose entities. As a result, accounting guidance is expected to continue to evolve and the impact of potential future revisions in accounting principles will be addressed by the Company when, and if, they occur.


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


   The fair value model is used to account for forward physical and financial transactions in the WEN, DMS and DGC segments, which meet criteria defined by the FASB or the Emerging Issues Task Force. The criteria are complex but generally require these contracts to be related to future periods and contain fixed price and volume components and have terms that require or permit net settlement of the contract in cash or its equivalent. The FASB determined that the fair value model is the most appropriate method for accounting for these types of contracts. In part, this conclusion is based on the cash settlement provisions in these agreements, as well as the volatility in commodity prices, interest rates and, if applicable, foreign exchange rates, which impact the valuation of these contracts. Since these transactions may be settled in cash, the value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. Under applicable accounting standards, failure to present these transactions at other than estimated present settlement value based on current prices and rates would result in an inaccurate portrayal of the assets and obligations of an enterprise.


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

   The following chart provides detail on the accounting principle applications used by the organization:

Application of Comprehensive Accounting Methodologies


                                   Physical Asset Businesses                       Marketing and Other Activities
                          -------------------------------------------       --------------------------------------------
  Accounting Model              Accrual                   Hedge                   Accrual                 Fair Value
--------------------------------------------------------------------------------------------------------------------------
Businesses            .   Physical Generation  .   Physical Generation  .   Current Supply and   .   Future Supply and
Impacted              .   (WEN)                .   (WEN)                    Market Activities    .   Market Activities
                          Owned Storage            Gas Processing           (Spot Market         .   Meeting Certain
                      .   Capacity (WEN, DMS,      (DMS)                    Transactions) (WEN,      Criteria (WEN, DMS)
                      .   T&D)                                              DMS)                     Risk Management
                      .   Gas Processing (DMS)                                                       Services (WEN, DMS)
                          Fractionation (DMS)                                                        Certain Investments
                          Transportation &                                                           (DGC)
                      .   Transmission
                          Regulated Businesses
                          (T&D)
                          Network Capacity
                          (DGC)
--------------------------------------------------------------------------------------------------------------------------
Transactions          .   Normal Purchases     .   Cash Flow Hedges     .   Current Supply and   .   Future Supply and
Impacted                  and Sales            .   Fair Value Hedges        Market Activities    .   Market Activities
                      .   Equity Earnings      .   Foreign Currency         (Spot Market             Meeting Certain
                          from Investment in       Hedges                   Transactions)            Criteria
                          Physical Assets                                                            Available-for-Sale
                                                                                                     Securities
--------------------------------------------------------------------------------------------------------------------------
Revenue Recognition   .   Revenue and          .   Recognized When      .   Revenue and          .   Future Supply and
                          Expense is           .   Item Hedged is           Expense is               Market Activities and
                          Recognized When          Recognized               Recognized When          Risk Management
                          Title Passes or          Ineffectiveness of       Title Passes or          Services Transactions
                          Service is Performed     Hedges Recognized        Service is Performed     Marked-to-Market
                                                   Immediately                                       When Executed with
                                                                                                     Changes in Fair
                                                                                                     Value Recognized
                                                                                                     Throughout Contract
                                                                                                 .   Term
                                                                                                     Certain Gains and
                                                                                                     Losses on
                                                                                                     Available-for-Sale
                                                                                                     Securities
--------------------------------------------------------------------------------------------------------------------------
Balance Sheet Effects .   Trade Receivables    .   Unrealized Gains and     Trade Receivables        Unrealized Gains and
                      .   and Payables             Losses in Risk           and Payables             Losses from Future
                          Investment in            Management                                        Supply and Market
                          Unconsolidated           Accounts                                          Activities and Risk
                          Affiliates           .   Effective Portion of                              Management Services
                                                   Unrealized Gains and                              in Risk Management
                                                   Losses in Other                                   Accounts
                                                   Comprehensive                                     Unrealized Gains and
                                                   Income                                            Losses on
                                                                                                     Available-for-Sale
                                                                                                     Securities in
                                                                                                     Investment Account
                                                                                                     and Other
                                                                                                 .   Comprehensive
                                                                        .                        .   Income
--------------------------------------------------------------------------------------------------------------------------
Cash Flow Effects     .   Disclosed in Net     .   Periodic Settlements .   Disclosed in Net     .   Unrealized Gains and
                          Income and Working       Disclosed in Net         Income and Working       Losses are Disclosed
                          Capital Accounts         Income and Working       Capital Accounts         as Non-Cash
                                                   Capital Accounts                                  Adjustments to Net
                                                                                                     Income

ENTERPRISE RISK MANAGEMENT, VALUATION AND MONITORING

Market Risk


   The Company is exposed to commodity price variability related to its natural gas, NGLs, crude oil, electricity and coal businesses. In addition, fuel requirements at its power generation, gas processing and fractionation facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, Dynegy routinely utilizes various fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:


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

Valuation Criteria and Management Estimates


   As discussed previously, Dynegy utilizes a fair value accounting model for some aspects of its operations as required by generally accepted accounting principles. The net gains or losses resulting from the revaluation of these contracts during the period is recognized in the Company's results of operations. For financial reporting purposes, assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short- or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statement of operations. Transactions that have been realized and settled are reflected gross in revenues and cost of sales.


   The following table provides an assessment of the factors impacting the change in net value of the risk management asset and liability accounts during the year ended December 31, 2001 ($ in millions).


Fair value of portfolio at January 1, 2001.................................... $ 447
Gains (losses) recognized through the income statement in the period, net/(1)/   599
Cash received related to contracts settled during the period, net.............  (198)
Changes in fair value as a result of a change in valuation technique/(2)/.....  (149)
Other changes in fair value, net/(3)/.........................................   240
                                                                               -----
Fair value of portfolio at December 31, 2001.................................. $ 939
                                                                               =====

--------

/(1)/ This amount includes approximately $300 million which represents management's estimate of the initial value of new contracts entered into in 2001.


/(2) /Dynegy revised its modeling methodology effective the third quarter 2001.
     This amount represents the difference in the value of the portfolio based on the previous methodology and the value as recorded based on the new methodology. See description of the change in methodology below.

/(3)/ Consists primarily of the effect of terminating the Company's commercial positions with Enron.


   The net risk management asset of $939 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net value of the risk management asset and liability accounts at December 31, 2001 from the previously reported amount of $712 million is primarily due to the following:



  . a $340 million increase due to the consolidation of ABG Gas Supply, an entity formed in connection with Project Alpha. This $340 million increase reflects the recognition of ABG Gas Supply's net risk-management assets on Dynegy's Consolidated Balance Sheet; and



  .   a $40 million reclassification of inventory.



These items are offset by a $149 million reduction resulting from the adjustment to the forward power curves.





   Dynegy estimates the fair value of its marketing portfolio using a liquidation value approach assuming that the ability to transact business in the market remains at historical levels. The estimated fair value of the portfolio is computed by multiplying all existing positions in the portfolio by estimated prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market liquidity risks.



   A key aspect of Dynegy's operations and business strategy is its ability to provide customers with competitively priced bundled products and services that address customer specific energy and risk management needs. Many of these customized products and services are not exchange traded. In addition, the availability of reliable market quotations in certain regions and for certain commodities is limited as a result of liquidity and other factors. As a result, Dynegy uses a combination of market quotations, derivatives of market quotations and proprietary models to periodically value its portfolio as required by generally accepted accounting principles. Market quotations are validated against broker quotes, regulated exchanges or third-party information. Derivatives of market quotations use validated market quotes, such as actively traded natural gas or power prices, as key inputs in determining market valuations.



   In certain markets or for certain products, market quotes or derivatives of market quotes are not available or are not considered appropriate valuation techniques as a result of the newness of markets or products, a lack of liquidity in such markets or products or other factors. However, under generally accepted accounting principles, estimating the value of these types of contracts is required. Consequently, prior to the third quarter 2001, Dynegy used models principally derived from market research to estimate forward price curves for valuing positions in these markets. Dynegy models generate pricing estimates primarily for regional power markets in the United States and Europe. Price curves are derived by incorporating a number of factors, including broker quotes, near-term market indicators and a proprietary model based on a required rate of return on investment in new generation facilities. Dynegy believes that new generation needs in the United States and Europe primarily will be met through the construction of new gas-fired generation. Power prices, over the long term, will thus reflect the cost of building new gas fired generation, the cost of natural gas fuel and a cost of capital return on new construction investment. While Dynegy believes its pricing model is based on reasonable and sound assumptions, the application of forecasted pricing curves to contractual commitments may result in realized cash return on these commitments that vary significantly, either positively or negatively, from the estimated values.

   The Company has reviewed the applicability of the methodology utilized to estimate forward power curves based on the increasing term length of contractual arrangements within its U.S. power portfolio. Based on this assessment, the Company modified its methodology utilized to estimate forward U.S. power curves effective for the third quarter 2001. The revised power curve methodology incorporates forward energy prices derived from broker quotes and values from executed transactions to develop mathematical forward price curves for periods where broker quotes and transaction data cannot be obtained. Please read "Explanatory Note--Restatement and Absence of Report of Independent Public Accountants" to the accompanying Consolidated Financial Statements for further discussion of this change in methodology. The Company continues to apply its previous modeling methodology to its European power portfolio because of the lack of liquidity in that market.


Risk-Management Asset and Liability Disclosures

   The following chart depicts the mark-to-market value and cash flow components of the Company's net risk management assets and liabilities at December 31, 2001:

Net Risk-Management Asset and Liability Disclosures


                                                        At December 31, 2001
Risk-Management Assets and Liabilities/(1)/: ------------------------------------------
                                             Total  2002 2003 2004 2005 2006 Thereafter
($ in Millions)                              ------ ---- ---- ---- ---- ---- ----------
           Mark-to-Market/(2)/.............. $  905 $585 $107 $ 69 $22  $30     $ 92
           Cash Flow........................  1,307  655  147  111  55   58      281

--------
/(1)/ The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. The cash flow value reflects anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position and have not been adjusted for counterparty credit or other reserves. These amounts exclude the fair value and cash flows associated with certain derivative instruments designated as hedges, which are included in other comprehensive income (a component of Stockholders' Equity).



/(2)/ The increase in the net value of the risk management assets and liabilities at December 31, 2001 from the previously reported amount of $678 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the adjustment to the forward power curve.



   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above. Approximately 97 percent of Dynegy's net risk-management asset value at December 31, 2001 was determined by market quotations or validation against industry posted prices.



Net Fair Value of Marketing Portfolio/(4)/



                                Total 2002 2003  2004  2005  2006 Thereafter
          ($ in Millions)       ----- ---- ----  ----  ----  ---- ----------
    Market Quotations/(1)/..... $667  $585 $ 44  $ 22  $(20) $(8)    $44
                                ----  ---- ----  ----  ----  ---     ---
    Other External Sources/(2)/ $213  $ -- $ 75  $ 60  $ 47  $35     $(4)
                                ----  ---- ----  ----  ----  ---     ---
    Prices Based on Models/(3)/ $ 25  $ -- $(12) $(13) $ (5) $ 3     $52
                                ----  ---- ----  ----  ----  ---     ---

--------
/(1)/ Prices obtained from actively traded, liquid markets.
/(2)/ Mid-term prices validated against industry posted prices.
/(3)/ See previous discussion of the Company's use of long-term models.

/(4) /The increase in the net fair value of the marketing portfolio at December
     31, 2001 from the previously reported amount of $678 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the adjustment to the forward power curve.

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

   In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in one hundred chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. The Company has also disclosed an average VaR for the year and a two-year comparison of daily and average VaR in order to provide context around the one-day amounts.

   The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio:

Daily and Average VaR for Marketing Portfolio


                                                                  At December 31,
                                                                  ---------------
                                                                  2001    2000
     ($ in millions)                                              ----    ----
     One Day VaR--95% Confidence Level........................... $17     $10
                                                                  ---     ---
     One Day VaR--99% Confidence Level........................... $24     $14
                                                                  ---     ---
     Average VaR for Past Twelve Months--95% Confidence Level (1) $12     $11
                                                                  ---     ---


(1) Amounts have not been updated for the restatement items discussed in the Explanatory Note to the accompanying Consolidated Financial Statements as such amounts cannot be retroactively recalculated.

   The following table provides a rolling daily and average VaR for the Company's marketing portfolio over the past two years:


                   [GRAPHIC DEPICTING DAILY AND AVERAGE VAR]



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

   The following table displays the value of Dynegy's marketing portfolio, inclusive of hedging activities, at December 31, 2001:


                                                         Below
                                                       Investment
                                          Investment  Grade Credit
                                         Grade Credit  Quality or
                                           Quality      Unrated     Total
                                         ------------ ------------ ------
                                                  ($ in millions)
     Utilities and power generators.....    $ 474         $(26)    $  448
     Financial institutions.............     (107)           1       (106)
     Oil and gas producers..............      128          124        252
     Commercial and industrial companies      395           95        490
     Other..............................       63            6         69
                                            -----         ----     ------
     Value of portfolio before reserves.    $ 953         $200      1,153
                                            =====         ====     ======
     Credit and market reserves.........                             (248)
                                                                   ------
                                                                      905
     Other..............................                               34
                                                                   ------
     Net risk-management assets.........                           $  939
                                                                   ======



   The net risk management asset of $939 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net risk-management assets at December 31, 2001 from the previously reported amount of $712 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the adjustments to the forward power curves.


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

Daily and Average VaR on Interest Component of Marketing Portfolio


                                                               At December 31,
                                                               ---------------
                                                               ($ in millions)
  2001
  One Day VaR--95% Confidence Level...........................      $0.1
                                                                    ====
  Average VaR for Past Twelve Months--95% Confidence Level (1)      $1.6
                                                                    ====

--------

(1) Amounts have not been updated for the restatement items discussed in the Explanatory Note to the accompanying Consolidated Financial Statements as such amounts cannot be retroactively recalculated.

   Variable Rate Financial Obligations. Based on sensitivity analysis as of December 31, 2001, it is estimated that one percentage point interest rate movement in the average market interest rates (either higher or (lower)) in 2002 would decrease (increase) income before taxes by approximately $35 million. This amount was determined based on hypothetical interest rate movement on the Company's variable rate financial obligations as of December 31, 2001. Since December 31, 2001, the Company has entered into approximately $2.0 billion of interest rate swaps and increased the ratio of fixed interest obligations to total financial obligations through the acquisition of Northern Natural and the sale of $500 million of fixed rate debt in February 2002. Considering these events, the sensitivity at December 31, 2001 would have been reduced from $35 million to $19 million.

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

   The following table sets forth the daily and average Foreign Currency Exchange VaR:

Daily and Average Foreign Currency Exchange VaR


                                                             At December 31,
                                                                  2001
                                                             ---------------
                                                             ($ in millions)
    One Day VaR--95% Confidence Level.......................      $0.6
                                                                  ====
    Average VaR for Past Twelve Months--95% Confidence Level      $1.1
                                                                  ====

Derivative Contracts

   The absolute notional contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows:

Absolute Notional Contract Amounts


                                                                        December 31,
                                                                  ------------------------
                                                                   2001     2000    1999
                                                                  ------- -------- -------
Natural Gas (Trillion Cubic Feet)................................  11.894    7.709   5.702
Electricity (Million Megawatt Hours).............................  77.997  162.321  42.949
Natural Gas Liquids (Million Barrels)............................   5.655    6.410  19.902
Weather Derivatives (in thousands of $/ Degree Day)..............     190      385      --
Crude Oil (Million Barrels)......................................      --       --  35.554
Coal (Millions of Tons)..........................................    18.5     17.3      --
Fair Value Hedge Interest Rate Swaps (in Millions of U.S.Dollars) $   206 $     -- $    37
   Fixed Interest Rate Received on Swaps (Percent)...............   5.284       --   8.210
Cash Flow Hedge Interest Rate Swaps (in millions of U.S. Dollars) $   100 $     -- $    --
   Fixed Interest Rate Paid on Swaps (Percent)...................   4.397       --      --
Interest Rate Risk-Management Contract........................... $   206 $     -- $    --
   Fixed Interest Rate Paid (Percent)............................   5.310       --      --
Interest Rate Risk-Management Contract........................... $   100 $     -- $    --
   Fixed Interest Rate Received (Percent)........................   4.370       --      --
U.K. Pound Sterling (in millions of U.S. Dollars)................ $   906 $     15 $    86
Average U.K. Pound Sterling Contract Rate (in U.S. Dollars)...... $1.4233 $ 1.4658 $1.6191
Euro Dollars (in millions of U.S. Dollars)....................... $    18 $     36 $    --
Average Euro Dollar Contract Rate (in U.S. Dollars).............. $0.8863 $ 1.0200 $    --
Canadian Dollar (in millions of U.S. Dollars).................... $ 1,395 $    738 $   289
Average Canadian Dollar Contract Rate (in U.S. Dollars).......... $0.6435 $ 0.6768 $0.6775


Legal Risks

   Derivative transactions may also involve the legal risk that they are not authorized or appropriate for a counterparty, that documentation has not been properly executed or that executed agreements may not be enforceable against the counterparty. The Company attempts to minimize these risks by employing the use of standard contracts, where applicable, or by routinely obtaining advice of counsel on the enforceability of agreements as well as on the authority of a counterparty to effect the derivative transaction.

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

  .   Expectations regarding capital expenditures, dividends and other matters;

  . Pending or recent acquisitions such as the Northern Natural and BG Storage Limited acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;

  . Expectations regarding transaction volume and liquidity in wholesale energy markets in the North America and Europe;


  . The Company's beliefs and assumptions relating to trade credit in the wholesale energy market and its liquidity position, including its ability to meet its obligations in the event of a downgrade in its credit ratings;



  . The Company's ability to execute additional capital enhancing transactions such as asset sales, joint ventures or financings to enhance its liquidity position;



  . The Company's ability to refinance its bank credit facilities in the ordinary course of business and to satisfy debt service and other obligations as they become due;


  . Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in North America and Europe and anticipated business developments in such markets;

  . The Company's ability to effectively compete for market share with industry participants;


  . Beliefs about the outcome of legal and administrative proceedings, including matters involving Enron, the California power market and environmental matters;



  . The Company's expectations relating to the completion of the three-year re-audit;


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


  . The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, and Dynegy's financial condition, including Dynegy Holdings' ability to maintain its investment grade credit ratings;



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


  . The results of the re-audit of Dynegy's 1999-2001 financial statements, which could cause further material changes to Dynegy's reported financial results for the applicable periods;


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


  . The cost of borrowing, availability of trade credit and other factors affecting Dynegy's financing activities;



  . The direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our counterparties, refusal by our counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us;


  . Uncertainties regarding the development of, and competition within, the market for broadband services in North America and Europe, including risks relating to competing technologies and standards, regulation, capital costs and the timing and amount of customer demand for high bandwidth applications;

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   The financial statements and financial statement schedule of the Company are set forth at pages F-1 through F-61 inclusive, found at the end of this report, and are incorporated herein by reference.

                                  DYNEGY INC.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

(a) The following documents, which have been filed by the Company with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:


    1. Financial Statements--Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8. of this Form 10-K/A.



    2. Financial Statement Schedules--Financial Statement Schedules are incorporated under Item 8. of this Form 10-K/A.



    3. Exhibits--The following instruments and documents are included as exhibits to this Form 10-K/A. All management contracts or compensation plans or arrangements set forth in such list are marked with a ++.


Exhibit
Number                                              Description
-------                                             -----------

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

                                  DYNEGY INC.


                                    PART IV

Exhibit
Number                                               Description
-------                                              -----------

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

                                  DYNEGY INC.


                                    PART IV

Exhibit
Number                                              Description
-------                                             -----------

  10.2  Dynegy Inc. 1998 U.K. Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Annual
          Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-
          11156).++

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

                                  DYNEGY INC.


                                    PART IV


Exhibit
Number                                              Description
-------                                             -----------

  10.17 Dynegy Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to the
          Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080).++

  10.18 Dynegy Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080).++

+ 10.19 Dynegy Inc. Short-Term Executive Stock Purchase Loan Program.++

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

                                  DYNEGY INC.


                                    PART IV

Exhibit
Number                                              Description
-------                                             -----------

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

 10.33  Purchase Option Agreement dated as of November 9, 2001 by and among CGNN Holding Company,
          Inc., MCTJ Holding Co. LLC, Northern Natural Gas Company, Enron Corp., Dynegy Holdings
          Inc. and Dynegy Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-
          K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).

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

+ 21.1  Subsidiaries of the Registrant.


--------

+  Previously filed.

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


                            DYNEGY INC.

Date: February 14, 2003     By:                /s/  NICK J. CARUSO
                                -------------------------------
                                Nick J. Caruso, Executive Vice President and
                                          Chief Financial Officer

                           SECTION 302 CERTIFICATION



   I, Bruce A. Williamson, certify that:



      1. I have reviewed this Amendment No. 1 to the 2001 Annual Report on Form 10-K of Dynegy Inc. ("Amendment No. 1");



      2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1; and



      3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly presents in all material respects the financial condition, results of operations and cash flows of Dynegy Inc. as of, and for, the periods presented in this Amendment No. 1.





                                       /s/  Bruce A. Williamson
Date:  February 14, 2003         -------------------------------------
                                          Bruce A. Williamson
                                 President and Chief Executive Officer

                           SECTION 302 CERTIFICATION



   I, Nick J. Caruso, certify that:



    1. I have reviewed this Amendment No. 1 to the 2001 Annual Report on Form 10-K of Dynegy Inc. ("Amendment No. 1");



    2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1; and



    3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of Dynegy Inc. as of, and for, the periods presented in this Amendment No. 1.



                                     /s/  Nick J. Caruso
Date:  February 14, 2003         ----------------------------
                                        Nick J. Caruso
                                 Executive Vice President and
                                   Chief Financial Officer

                                  DYNEGY INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Page
                                                -                                                 ----

Consolidated Financial Statements (Unaudited and Restated)

Introductory Note................................................................................ F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................... F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999....... F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....... F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001,
2000 and 1999.................................................................................... F-6

Notes to Consolidated Financial Statements....................................................... F-7

Financial Statement Schedule (Unaudited and Restated)

Valuation and Qualifying Accounts................................................................ F-61

                                  DYNEGY INC.



                               INTRODUCTORY NOTE





   Dynegy Inc. ("Dynegy" or the "Company") has restated its 2001, 2000 and 1999 financial statements to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. The unaudited restated financial statements included in this amended report contain adjustments to the Company's 2001, 2000 and 1999 financial statements originally included in Dynegy's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K"). Arthur Andersen LLP, the Company's previous independent public accountant, has advised the Company that its 2001 audit opinion should not be relied upon and such audit opinion has been withdrawn. The unaudited restated financial statements include all currently known adjustments that, in the opinion of management, are necessary for a fair presentation of Dynegy's financial results for the periods presented. While the preparation of these financial statements is the responsibility of the Company's management, the restated financial statements contained herein remain unaudited. Dynegy's independent public accountant, PricewaterhouseCoopers LLP, is currently re-auditing the Company's historical financial statements for each of the three years in the period ended December 31, 2001. As a result of the three year re-audit, it is possible that additional adjustments to these financial statements may result, some of which could be material. The Company expects that the re-audit of its 1999 through 2001 consolidated financial statements will be completed in March 2003. Following completion of the re-audit, further amendment of the Form 10-K will be necessary in order to include the audit report of PricewaterhouseCoopers LLP as well as to reflect any other necessary changes. In addition, Dynegy's shelf registration statement filed on March 25, 2002 and the documents incorporated by reference therein, including this Form 10-K/A, remain subject to an ongoing review by the SEC Division of Corporation Finance.

                                  DYNEGY INC.

                          CONSOLIDATED BALANCE SHEETS


                           (UNAUDITED AND RESTATED)



    See Explanatory Note--Restatements and Absence of Report of Independent
                                  Accountants



                                                                                                       December 31, December 31,
                                                                                                           2001         2000
                                                                                                       ------------ ------------
                                                                                                             (in millions,
                                                                                                          except share data)
ASSETS
Current Assets
Cash and cash equivalents.............................................................................   $   219      $    72
Restricted cash.......................................................................................        17           14
Accounts receivable, net of allowance for doubtful accounts of $107 million and $69 million,
 respectively.........................................................................................     3,584        4,727
Accounts receivable, affiliates.......................................................................        80          209
Inventories...........................................................................................       260          280
Assets from risk-management activities................................................................     4,288        4,466
Prepayments and other assets..........................................................................     1,536          313
                                                                                                         -------      -------
      Total Current Assets............................................................................     9,984       10,081
                                                                                                         -------      -------
Property, Plant and Equipment.........................................................................    10,135        7,730
Less: accumulated depreciation........................................................................      (934)        (649)
                                                                                                         -------      -------
                                                                                                           9,201        7,081
Other Assets
Investments in unconsolidated affiliates..............................................................       950          799
Investment in Northern Natural Gas Company............................................................     1,501           --
Assets from risk-management activities................................................................     2,238        1,527
Intangible assets, net of amortization................................................................     1,576        1,474
Other assets..........................................................................................       851          722
                                                                                                         -------      -------
      Total Assets....................................................................................   $26,301      $21,684
                                                                                                         =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable......................................................................................   $ 2,457      $ 4,679
Accounts payable, affiliates..........................................................................        40           67
Accrued liabilities and other.........................................................................     2,964          740
Liabilities from risk-management activities...........................................................     3,687        3,877
Current portion of long-term debt and transitional funding trust notes................................       458          118
                                                                                                         -------      -------
      Total Current Liabilities.......................................................................     9,606        9,481
                                                                                                         -------      -------
Long-Term Debt........................................................................................     4,500        3,151
Other Liabilities
Transitional funding trust notes......................................................................       516          603
Liabilities from risk-management activities...........................................................     1,900        1,669
Deferred income taxes.................................................................................     1,664        1,364
Other long-term liabilities...........................................................................       933          551
                                                                                                         -------      -------
      Total Liabilities...............................................................................    19,119       16,819
                                                                                                         -------      -------
Minority Interest (Note 10)...........................................................................     1,040        1,022
Serial Preferred Securities of a Subsidiary (Note 9)..................................................        46           46
Company Obligated Preferred Securities of Subsidiary Trust (Note 9)...................................       200          300
Series B Convertible Preferred Securities (Note 9)....................................................       882           --
Commitments and Contingencies (Note 11)...............................................................
Stockholders' Equity..................................................................................
Class A common stock, no par value, 900,000,000 and 300,000,000 shares authorized at December 31,
 2001 and 2000, respectively; 269,984,456 and 237,390,802 shares issued and outstanding at December
 31, 2001 and 2000, respectively......................................................................     2,814        2,167
Class B common stock, no par value, 360,000,000 and 120,000,000 shares authorized at December 31,
 2001 and 2000, respectively; 86,499,914 and 85,330,544 shares issued and outstanding at December 31,
 2001 and 2000, respectively..........................................................................       801          760
Subscriptions receivable (Note 13)....................................................................       (38)          --
Additional paid-in capital (Note 9)...................................................................       660           --
Accumulated other comprehensive loss, net of tax......................................................       (21)         (15)
Retained earnings.....................................................................................       869          588
Less: treasury stock, at cost: 1,766,800 and 70,000 shares at December 31, 2001 and 2000, respectively       (71)          (3)
                                                                                                         -------      -------
      Total Stockholders' Equity......................................................................     5,014        3,497
                                                                                                         -------      -------
Total Liabilities and Stockholders' Equity............................................................   $26,301      $21,684
                                                                                                         =======      =======

                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                           (UNAUDITED AND RESTATED)



    See Explanatory Note--Restatement and Absence of Report of Independent
                                  Accountants



                                                                      Year Ended December 31,
                                                                     -------------------------
                                                                       2001     2000     1999
                                                                     -------  -------  -------
                                                                           (in millions,
                                                                       except per share data)
Revenues............................................................ $42,513  $29,378  $15,413
Cost of sales (exclusive of depreciation shown below)...............  40,759   27,922   14,913
Depreciation and amortization expense...............................     484      388      129
General and administrative expenses.................................     510      341      199
                                                                     -------  -------  -------
Operating income....................................................     760      727      172
Earnings of unconsolidated affiliates...............................     242      205       80
Other income........................................................     128      237       77
Interest expense....................................................    (266)    (251)     (78)
Other expenses......................................................     (86)     (86)     (61)
Minority interest expense...........................................     (78)     (52)     (17)
Accumulated distributions associated with trust preferred securities     (22)     (29)      --
                                                                     -------  -------  -------
Income before income taxes..........................................     678      751      173
Income tax provision................................................     259      257       55
                                                                     -------  -------  -------
Income from operations..............................................     419      494      118
Cumulative effect of change in accounting principle.................       2       --       --
                                                                     -------  -------  -------
NET INCOME.......................................................... $   421  $   494  $   118
                                                                     -------  -------  -------
Net income.......................................................... $   421  $   494  $   118
Less: preferred stock dividends.....................................      42       35       --
                                                                     -------  -------  -------
Net income applicable to common stockholders........................ $   379  $   459  $   118
                                                                     =======  =======  =======
Net Income Per Share:
Basic earnings per share............................................ $  1.16  $  1.52  $  0.55
                                                                     =======  =======  =======
Diluted earnings per share.......................................... $  1.11  $  1.46  $  0.51
                                                                     =======  =======  =======
Basic shares outstanding............................................     326      302      213
                                                                     =======  =======  =======
Diluted shares outstanding..........................................     340      315      230
                                                                     =======  =======  =======



                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                           (UNAUDITED AND RESTATED)



    See Explanatory Note--Restatements and Absence of Report of Independent
                                  Accountants



                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                          2001     2000    1999
                                                                        -------  -------  -----
                                                                             (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................. $   421  $   494  $ 118
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment..............     479      356    108
   Earnings from unconsolidated investments, net of cash distributions.    (142)     (87)   (14)
   Risk-management activities..........................................      18     (184)  (174)
   Deferred income taxes...............................................     202      150     63
   Gain on asset sales, net............................................     (36)    (132)   (50)
   Reserve for doubtful accounts.......................................      55       45     --
   Income tax benefit from stock option exercise and other.............      51       71     16
Change in assets and liabilities resulting from operating activities:
   Accounts receivable.................................................   1,633   (5,062)  (429)
   Inventories.........................................................      20     (128)   (20)
   Prepayments and other assets........................................    (191)      93     51
   Accounts payable and accrued liabilities............................  (1,975)   4,836    400
Other, net.............................................................      --      (42)   (29)
                                                                        -------  -------  -----
Net cash provided by operating activities..............................     535      410     40
                                                                        -------  -------  -----
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...................................................  (2,559)  (1,071)  (437)
Investment in unconsolidated affiliates................................  (1,533)    (141)   (84)
Business acquisitions, net of cash acquired............................    (603)  (1,202)    --
Proceeds from asset sales..............................................   1,078      856     81
Other investing, net...................................................    (219)      --     49
                                                                        -------  -------  -----
Net cash used in investing activities..................................  (3,836)  (1,558)  (391)
                                                                        -------  -------  -----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings.....................................   1,537      570    469
Repayments of long-term borrowings.....................................    (504)    (359)   (44)
Net cash flow from commercial paper and money market lines of credit...     599     (906)   (42)
Increase in restricted cash............................................      (3)     (14)    --
Proceeds from sale of capital stock, options and warrants..............     604    1,216     22
Proceeds from issuance of convertible preferred stock..................   1,500       --     --
Purchase of treasury stock.............................................     (68)      (3)    --
Redemption of Illinois Power Preferred Securities......................    (100)     (93)    --
Dividends and other distributions, net.................................     (98)    (112)    (8)
Other financing, net...................................................     (19)     845      2
                                                                        -------  -------  -----
Net cash provided by financing activities..............................   3,448    1,144    399
                                                                        -------  -------  -----
Net increase (decrease) in cash and cash equivalents...................     147       (4)    48
Cash and cash equivalents, beginning of year...........................      72       76     28
                                                                        -------  -------  -----
Cash and cash equivalents, end of year................................. $   219  $    72  $  76
                                                                        =======  =======  =====


                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                           (UNAUDITED AND RESTATED)



    See Explanatory Note--Restatements and Absence of Report of Independent
                                  Accountants



                                       Preferred Stock  Common Stock                           Treasury
                                       --------------  -------------  Paid In       Retained ------------
                                       Shares  Amount  Shares Amount  Capital Other Earnings Shares Amount  Total
                                       ------  ------  ------ ------  ------- ----- -------- ------ ------ ------
                                                                     (in millions)
December 31, 1998.....................    5     $ 75    211   $    1   $ 935  $ --   $  96     (2)   $(17) $1,090
Comprehensive income:
   Net income.........................   --       --     --       --      --    --     118     --      --     118
                                                                                                           ------
Total comprehensive income............                                                                        118
Options exercised.....................   --       --      5       --      22    --      --     --      --      22
Dividends and other distributions.....   --       --     --       --      --    --      (8)    --      --      (8)
401(k) plan and profit sharing stock..   --       --      1       --      10    --      --     --      --      10
Options granted.......................   --       --     --       --       6    --      --     --      --       6
                                         --     ----    ---   ------   -----  ----   -----     --    ----  ------
December 31, 1999.....................    5     $ 75    217   $    1   $ 973  $ --   $ 206     (2)   $(17) $1,238
Comprehensive income:
   Net income.........................   --       --     --       --      --    --     494                    494
   Other comprehensive loss, net of
    tax...............................   --       --     --       --      --   (15)     --     --      --     (15)
                                                                                                           ------
Total comprehensive income............                                                                        479
Illinova acquisition..................    1      (75)    59    1,817    (973)   --      --      2      17     786
Common Stock issued...................   --       --     23      858      --    --      --     --      --     858
Preferred Stock conversion............   (6)      --     12       --      --    --      --     --      --      --
Extant acquisition....................   --       --      2       67      --    --      --     --      --      67
Options exercised.....................   --       --      9      157      --    --      --     --      --     157
Dividends and other distributions.....   --       --     --       --      --    --    (112)    --      --    (112)
401(k) plan and profit sharing stock..   --       --      1       12      --    --      --     --      --      12
Options granted.......................   --       --     --       15      --    --      --     --      --      15
Treasury stock........................   --       --     --       --      --    --      --     --      (3)     (3)
                                         --     ----    ---   ------   -----  ----   -----     --    ----  ------
December 31, 2000.....................   --     $ --    323   $2,927   $  --  $(15)  $ 588     --    $ (3) $3,497
Comprehensive income:
   Net income.........................   --       --     --       --      --    --     421     --      --     421
   Other comprehensive loss, net of
    tax...............................   --       --     --       --      --    (6)     --     --      --      (6)
                                                                                                           ------
Total comprehensive income............                                                                        415
Common Stock issued...................   --       --     31      605      --    --      --     --      --     605
Subscriptions receivable..............   --       --     --      (38)     --    --      --     --      --     (38)
Implied dividend on Series B Preferred
 Stock................................   --       --     --       --     660    --      --     --      --     660
Options exercised.....................   --       --      3       59      --    --      --     --      --      59
Dividends and other distributions.....   --       --     --       --      --    --    (140)    --      --    (140)
401(k) plan and profit sharing stock..   --       --     --       11      --    --      --     --      --      11
Options granted.......................   --       --     --       13      --    --      --     --      --      13
Treasury stock........................   --       --     --       --      --    --      --      2     (68)    (68)
                                         --     ----    ---   ------   -----  ----   -----     --    ----  ------
December 31, 2001.....................   --     $ --    357   $3,577   $ 660  $(21)  $ 869      2    $(71) $5,014
                                         ==     ====    ===   ======   =====  ====   =====     ==    ====  ======



                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           (UNAUDITED AND RESTATED)





EXPLANATORY NOTE--RESTATEMENTS AND ABSENCE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   This Amendment No. 1 on Form 10-K/A includes unaudited restatements of the Company's consolidated financial statements for each of the three years in the period ended December 31, 2001. These restated financial statements contain adjustments to the Company's 2001, 2000 and 1999 financial statements previously filed with Dynegy's Annual Report on Form 10-K for the year ended December 31, 2001. The restatements relate to the following items:



  .   the Project Alpha structured natural gas transaction,



  . a balance sheet reconciliation project relating principally to the Company's natural gas marketing business,



  . adjustments relating to a change in the accounting for certain contracts from hedge accounting to mark-to-market accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("Statement No. 133"),



  .   the valuation used in the Company's 2000 acquisition of Extant, Inc.,





  . adjustments to forward power curves to more closely reflect forward power and market prices,



  . changes in accounting for certain lease arrangements resulting in the recognition of additional assets, accrued liabilities and debt, as well as depreciation and amortization expense for the related assets,



  . a change in the measurement date relating to the implied dividend the Company previously recorded related to the in-the-money beneficial conversion option in the $1.5 billion in Series B preferred stock issued to ChevronTexaco Corporation in November 2001, and



  . other adjustments that have arisen during the ongoing re-audit of the Company's 1999-2001 financial statements.


   Specifically, the restatements are as follows:


   Project Alpha. Dynegy entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Alpha Form 8-K"), Dynegy restated the cash flow associated with the related gas supply contract as a financing activity in its Consolidated Statement of Cash Flows for 2001. The effect of this restatement was to reclassify approximately $290 million of previously disclosed 2001 operating cash flow to financing cash flow. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of cash flow from operations to cash flow from financing lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of approximately $79 million ($0.23 per diluted share) of tax benefit previously recognized by the Company during the 2001 period. Andersen further advised the Company that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion has been withdrawn. Dynegy subsequently concluded that its 2001 restated consolidated financial statements would include the consolidation of ABG Gas Supply, LLC ("ABG"), one of the entities formed in connection with the

                                  DYNEGY INC.



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



                           (UNAUDITED AND RESTATED)



transaction. The consolidation of ABG is included herein based on compilations of financial information received from an agent of ABG's equity holders. Such compilations have not been audited and may change upon further assessment by Dynegy. The most significant impact of this consolidation is to increase Dynegy's consolidated indebtedness by approximately $280 million and increase net risk management assets by $340 million at December 31, 2001. This $340 million increase reflects the recognition of ABG's net risk-management assets on Dynegy's Consolidated Balance Sheet.



   The table below reflects the impact on net income of the adjustment.



      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--     $(27)      $(36)       $(16)     $(27)      $(63)       $(79)


   Balance Sheet Reconciliation Project. Dynegy originally recognized an after-tax charge of approximately $80 million ($124 million pre-tax) in the second quarter 2002 related to a balance sheet reconciliation project undertaken by the Company at the beginning of 2002. The charge related principally to the Company's natural gas marketing business. The table below reflects the impact on net income of the restatement of the $80 million charge from the second quarter 2002 back to the periods in which the transactions giving rise to the charge originally occurred. The table below reflects revisions to the table originally included in the Company's Current Report on Form 8-K dated November 14, 2002. The effect of these revisions is to re-allocate the $30 million charge attributed to 2001 among the 2001 quarterly periods.



                                                               Six                 Twelve
                     Three    Three     Three        Three    Months               Months
                     Months  Months     Months      Months    Ended  Nine Months   Ended
                     Ended    Ended     Ended        Ended     June     Ended     December
                    March 31 June 30 September 30 December 31   30   September 30    31
         -          -------- ------- ------------ ----------- ------ ------------ --------
                                               ($ in millions)
1998 and prior.....                                                                 $(34)
1999...............   $(12)   $ (1)      $(20)       $ 29      $(13)     $(33)        (4)
2000...............      1       5          2         (25)        6         8        (17)
2001...............     21     (73)         7          15       (52)      (45)       (30)
2002...............      4       1         --          --         5         5          5
                                                                                    ----
Total Re-allocation                                                                 $(80)
                                                                                    ====



   The restatement reduced diluted earnings per share by $0.09, $0.05 and $0.02 for the years ended December 31, 2001, 2000 and 1999, respectively.



   Changes in Accounting Classification Under Statement No. 133. The Company adopted Statement No. 133 effective January 1, 2001 and reflected certain contracts as cash flow hedges upon such adoption. Management has subsequently determined that following the initial adoption of Statement No. 133, the documentation of compliance requirements under the standard, particularly as it relates to the periodic assessment of hedge effectiveness, was inadequate to support the accounting method previously applied. The resulting restatement reflects the accounting for these contracts on a mark-to-market basis rather than on the deferred basis previously employed beginning in the first quarter 2001. The impact of the change in accounting method for these contracts reduced previously reported 2001 net income by approximately $1 million. The change in accounting method employed had no impact on previously reported cash flows from operations in any period.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   The table below reflects the impact on net income of the adjustment.



      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $(3)    $(19)       $1          $20      $(22)      $(21)        $(1)




   Valuation of Extant, Inc. Purchase. On September 29, 2000, Dynegy completed the acquisition of Extant, Inc., a privately held entity engaged in the communications business. The transaction was accounted for as a purchase. In 2000, the Company incorrectly valued the shares of Class A common stock it issued as consideration for the acquisition at $49.59 per share, rather than $36.59 per share, which amount represented the average share price during the five days surrounding the announcement of the acquisition. The $49.59 per share originally utilized in the valuation was incorrectly based on the average closing price of Dynegy's Class A common stock during the 30 days prior to the closing date, which was consistent with the valuation provisions in the merger agreement. As a result, the purchase price allocated to the assets acquired and liabilities assumed in the purchase was overstated by approximately $23 million in 2000. This error resulted in an overstatement of the amortization of goodwill acquired in the transaction during 2001 and 2000. The resulting restatement reflects an increase in net income in 2001 and 2000 by approximately $1 million and approximately $300,000, respectively. Additionally, as a result of this error, the Company overstated by $22 million the impairment of goodwill recorded in 2002 associated with the Company's January 1, 2002 adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."



   Adjustments to Forward Power Curves. The Company values substantially all of its natural gas marketing, power marketing and portions of its natural gas liquids marketing operations under a mark-to-market accounting methodology. The estimated fair value of the marketing and trading portfolio is computed by multiplying all existing positions in the portfolio by estimated prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market liquidity risks. Dynegy uses a combination of market quotations, derivatives of market quotations and proprietary models to periodically value this portfolio as required by generally accepted accounting principles. Dynegy has historically used models primarily derived from market research to estimate forward price curves for valuing positions in these markets. In prior periods, forward curves used to calculate the value of the Company's U.S. power marketing and trading portfolio were derived by incorporating a number of factors, including broker quotes, near-term market indicators and a proprietary model based on a required rate of return on investment in new generation facilities. As a result of the work completed to date on the three-year re-audit, the Company has determined it necessary to change its forward power curve methodology beginning with the third quarter 2001 to more closely reflect forward power market prices. The revised power curve methodology incorporates forward energy prices derived from broker quotes and values from executed transactions to develop mathematical forward price curves for periods where broker quotes and transaction data cannot be obtained. The change in methodology results in a $94 million ($0.28 per diluted share) reduction to previously reported 2001 net income.



   The table below reflects the impact on net income of the adjustment.



      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--      $--       $(25)       $(69)      $--       $(25)       $(94)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   At December 31, 2001, the Company had entered into tolling agreements that obligated the Company to make an aggregate of $2 billion in capacity payments ($1.4 billion on a discounted basis) over the terms of the agreements. The tolling agreements provide Dynegy with the option to convert natural gas to electricity at third-party owned facilities. Dynegy previously reported in its Form 10-K that the estimated market value of electricity available for sale under these arrangements as of the date of the Original Filing, discounted for credit, price and market liquidity reserves, exceeded the amount of capacity payments by approximately $325 million. As a result of Dynegy's change in its forward power curve methodology effective beginning the third quarter 2001, the estimated market value of electricity available for sale under these arrangements at December 31, 2001, discounted for market liquidity reserves, is approximately $52 million less than the amount of capacity payments.



   Changes in Lease Accounting. The Company previously accounted for seven generation lease arrangements and one communications lease arrangement as operating leases. As a result of the work completed to date on the three-year re-audit, the Company has determined it necessary to recognize on its balance sheet the related assets as of the inception of six of these arrangements. Although the Company previously brought these six generation lease arrangements onto its balance sheet in the second quarter 2002, this change in accounting results in the recognition of the related assets as of an earlier date. Consequently, the Company's previously reported net income for 2001 is reduced by approximately $9 million ($0.03 per diluted share), reflecting the recognition of depreciation and amortization expenses associated with the related assets. In addition, balance sheet amounts have been adjusted for this change in accounting as follows:



                                                 December 31
                                             -------------------
                                              2001    2000  1999
                                             ------  -----  ----
                                               ($ in millions)
               Restricted cash.............. $   17  $  14  $ --
               Property, plant and equipment  1,094    374    72
               Accrued liabilities and other   (445)   (65)   --
               Long-term debt...............   (666)  (323)  (72)



Please read Note 7--Debt for further discussion.



   The table below reflects the impact on net income of the adjustment.



      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--      $--       $(2)         $(7)      $--       $(2)         $(9)



   Change in Implied Preferred Dividends. In November 2001, the Company issued $1.5 billion in Series B preferred stock to ChevronTexaco. This preferred stock is convertible by ChevronTexaco into shares of Dynegy's Class B common stock at a conversion price of $31.64. This conversion price represents an approximate 5% discount to the Company's stock price on November 7, 2001, the date the conversion price was negotiated. Based on the implied value of this beneficial conversion option as of November 7, Dynegy recognized a $65 million preferred stock dividend to be amortized over the two-year period leading up to the mandatory redemption date for the shares. As a result of the work completed to date on the three-year re-audit, Dynegy has determined that it is necessary to change the commitment date used for valuing this beneficial conversion option to November 13, 2001, the date ChevronTexaco funded and consummated its preferred stock purchase and the preferred securities were issued. The Company's stock price increased significantly between

                                  DYNEGY INC.



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



                           (UNAUDITED AND RESTATED)



November 7 and November 13 after the announcement of the proposed Enron Corp. merger. As a result of the increase in the implied value of ChevronTexaco's beneficial conversion option, the restated preferred stock dividend amount is calculated based on a two-year amortization of the beneficial conversion option's implied value of approximately $660 million--an increase of approximately $595 million over the $65 million originally reported. Net income available to common stockholders as originally reported for 2001 is accordingly reduced by approximately $38 million ($0.11 per diluted share) as a result of this commitment date change.



   The table below reflects the impact on net income available to common stockholders of the adjustment. The adjustment had no impact on net income.



      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--      $--       $--         $(39)      $--       $--         $(39)



   Other Adjustments Arising During Re-Audit. As described in the Introductory Note, PricewaterhouseCoopers LLP is re-auditing Dynegy's 1999-2001 financial statements. The re-audit is continuing and is expected to be completed in March 2003. The Company has determined, based on the work completed to date, to restate its 1999-2001 financial statements to reflect restatement items that have arisen during this process. These restatements, which principally relate to the timing on which various transactions were recorded in the ordinary course of business, result in increases (reductions) to previously reported 1999, 2000 and 2001 net income of approximately $(30) million ($(0.13) per diluted share), $10 million ($0.02 per diluted share) and $(15) million ($(0.05) per diluted share), respectively. The $30 million reduction to previously reported 1999 net income primarily related to the following items impacting the WEN and DMS segments: a purchase accounting adjustment relating to a prior acquisition, and adjustments impacting the timing on which certain items were previously recognized relating to inventory valuations, intercompany balances and the power marketing business.



   The table below reflects the impact on net income of the adjustments.



      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
1999   $ 11    $(13)      $(12)       $(16)     $ (2)      $(14)       $(30)
2000     10       4        (11)          7        14          3          10
2001    (13)    (46)        30          14       (59)       (29)        (15)



   Adjustments to Previously Announced Restatements. Since the filing of its Current Report on Form 8-K dated January 31, 2003, the Company has determined that additional adjustments to its 2001 financial statements are required. These adjustments are due primarily to further changes to two previously announced restatement items--a change in the Company's forward power curve methodology and the re-allocation of the $124 million pre-tax charge related to the Company's natural gas marketing business originally recorded in the second quarter 2002. The net effect of these further restatement items is to increase fourth quarter 2001 net income as previously reported by approximately $3 million and to reduce year-end 2001 net income as previously reported by approximately $11 million.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


   A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the 2001 Form 10-K filed on March 13, 2002 is as follows ($ in millions):





                RESTATED SELECTED BALANCE SHEET DATA BY QUARTER



                                           2001                                       2000
                        ------------------------------------------ -----------------------------------------
                        March 31 June 30  September 30 December 31 March 31 June 30  September 30 December 31
                        -------- -------  ------------ ----------- -------- -------  ------------ -----------
                                                           ($ in millions)
Current Assets
   As Reported......... $ 9,043  $10,741    $10,562      $ 9,730   $ 3,488  $ 5,779    $ 6,138      $10,150
   Restatement Effect..     767      151        328          254       (45)     (54)      (135)         (69)
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $ 9,810  $10,892    $10,890      $ 9,984   $ 3,443  $ 5,725    $ 6,003      $10,081
                        =======  =======    =======      =======   =======  =======    =======      =======
Total Assets
   As Reported......... $21,695  $22,824    $23,856      $25,175   $13,042  $15,724    $16,777      $21,406
   Restatement Effect..   1,351      916      1,349        1,126        59      111         58          278
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $23,046  $23,740    $25,205      $26,301   $13,101  $15,835    $16,835      $21,684
                        =======  =======    =======      =======   =======  =======    =======      =======
Current Liabilities
   As Reported......... $ 8,149  $ 9,469    $ 9,956      $ 8,869   $ 3,496  $ 5,346    $ 5,414      $ 9,381
   Restatement Effect..     874      711        858          737        68       21         --          100
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $ 9,023  $10,180    $10,814      $ 9,606   $ 3,564  $ 5,367    $ 5,414      $ 9,481
                        =======  =======    =======      =======   =======  =======    =======      =======
Total Liabilities
   As Reported......... $16,514  $17,345    $18,393      $17,709   $10,395  $11,864    $12,555      $16,444
   Restatement Effect..   1,439    1,119      1,515        1,410       114      158        136          375
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $17,953  $18,464    $19,908      $19,119   $10,509  $12,022    $12,691      $16,819
                        =======  =======    =======      =======   =======  =======    =======      =======
Stockholders' Equity
   As Reported......... $ 3,810  $ 3,933    $ 4,114      $ 4,707   $ 2,209  $ 2,577    $ 2,906      $ 3,598
   Restatement Effect..     (93)    (256)      (211)         307       (61)     (51)       (82)        (101)
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $ 3,717  $ 3,677    $ 3,903      $ 5,014   $ 2,148  $ 2,526    $ 2,824      $ 3,497
                        =======  =======    =======      =======   =======  =======    =======      =======

                                  DYNEGY INC.



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



                           (UNAUDITED AND RESTATED)






                   RESTATED RESULTS OF OPERATIONS BY QUARTER



                                    Three    Three     Three        Three      Six       Nine       Twelve
                                    Months  Months     Months      Months    Months     Months      Months
                                    Ended    Ended     Ended        Ended     Ended     Ended        Ended
                                   March 31 June 30 September 30 December 31 June 30 September 30 December 31
                                   -------- ------- ------------ ----------- ------- ------------ -----------
                                         ($ in millions, except for earnings (loss) per diluted share)
2001
Results of Operations:
Net Income (Loss):
   As Reported....................  $ 139   $  146     $  286      $   77    $  285     $  571      $  648
   Restatement Effect.............      5     (165)       (25)        (42)     (160)      (185)       (227)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $ 144   $  (19)    $  261      $   35    $  125     $  386      $  421
                                    =====   ======     ======      ======    ======     ======      ======
Earnings (Loss) Per Diluted Share:
   As Reported....................  $0.41   $ 0.43     $ 0.85      $ 0.21    $ 0.84     $ 1.69      $ 1.90
   Restatement Effect.............   0.02    (0.49)     (0.08)      (0.23)    (0.47)     (0.55)      (0.79)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $0.43   $(0.06)    $ 0.77      $(0.02)   $ 0.37     $ 1.14      $ 1.11
                                    =====   ======     ======      ======    ======     ======      ======
2000
Results of Operations:
Net Income:
   As Reported....................  $  69   $   91     $  235      $  106    $  160     $  395      $  501
   Restatement Effect.............     11        9         (9)        (18)       20         11          (7)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $  80   $  100     $  226      $   88    $  180     $  406      $  494
                                    =====   ======     ======      ======    ======     ======      ======
Earnings Per Diluted Share:
   As Reported....................  $0.23   $ 0.19     $ 0.73      $ 0.32    $ 0.41     $ 1.17      $ 1.48
   Restatement Effect.............   0.03     0.03      (0.03)      (0.06)     0.07       0.03       (0.02)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $0.26   $ 0.22     $ 0.70      $ 0.26    $ 0.48     $ 1.20      $ 1.46
                                    =====   ======     ======      ======    ======     ======      ======
1999
Results of Operations:
Net Income:
   As Reported....................  $  28   $   28     $   51      $   45    $   56     $  107      $  152
   Restatement Effect.............     (1)     (14)       (32)         13       (15)       (47)        (34)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $  27   $   14     $   19      $   58    $   41     $   60      $  118
                                    =====   ======     ======      ======    ======     ======      ======
Earnings Per Diluted Share:
   As Reported....................  $0.12   $ 0.12     $ 0.21      $ 0.20    $ 0.25     $ 0.46      $ 0.66
   Restatement Effect.............     --    (0.06)     (0.13)       0.05     (0.07)     (0.20)      (0.15)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $0.12   $ 0.06     $ 0.08      $ 0.25    $ 0.18     $ 0.26      $ 0.51
                                    =====   ======     ======      ======    ======     ======      ======



"As Reported" earnings / (loss) per diluted share prior to August 22, 2000 periods are adjusted to reflect the August 2000 two-for-one stock split and the ..69 exchange ratio in the February 2000 Illinova merger.

                                  DYNEGY INC.



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



                           (UNAUDITED AND RESTATED)




                  RESTATED SELECTED CASH FLOW DATA BY QUARTER





                                Three     Six       Nine       Twelve
                                Months  Months     Months      Months
                                Ended    Ended     Ended        Ended
                               March 31 June 30 September 30 December 31
                               -------- ------- ------------ -----------
                                            ($ in millions)
       2001
       Operating Cash Flow:
          As Reported......... $   267  $  364    $   640      $   811
          Restatement Effect..      14    (296)      (224)        (276)
                               -------  ------    -------      -------
          As Restated......... $   281  $   68    $   416      $   535
                               =======  ======    =======      =======
       Investing Cash Flows:
          As Reported......... $(1,166) $ (541)   $  (803)     $(3,413)
          Restatement Effect..    (127)   (354)      (605)        (423)
                               -------  ------    -------      -------
          As Restated......... $(1,293) $ (895)   $(1,408)     $(3,836)
                               =======  ======    =======      =======
       Financing Cash Flows:
          As Reported......... $ 1,056  $  607    $   314      $ 2,734
          Restatement Effect..     134     677        812          714
                               -------  ------    -------      -------
          As Restated......... $ 1,190  $1,284    $ 1,126      $ 3,448
                               =======  ======    =======      =======
       2000
       Operating Cash Flow:
          As Reported......... $   142  $  349    $   374      $   438
          Restatement Effect..      --      --         --          (28)
                               -------  ------    -------      -------
          As Restated......... $   142  $  349    $   374      $   410
                               =======  ======    =======      =======
       Investing Cash Flows:
          As Reported......... $  (679) $ (814)   $  (967)     $(1,304)
          Restatement Effect..     (28)    (90)      (140)        (254)
                               -------  ------    -------      -------
          As Restated......... $  (707) $ (904)   $(1,107)     $(1,558)
                               =======  ======    =======      =======
       Financing Cash Flows:
          As Reported......... $   494  $  498    $   645      $   907
          Restatement Effect..      28      90        140          237
                               -------  ------    -------      -------
          As Restated......... $   522  $  588    $   785      $ 1,144
                               =======  ======    =======      =======
       1999
       Operating Cash Flow:
          As Reported......... $   (11) $  118    $    96      $     9
          Restatement Effect..      --      --         --           31
                               -------  ------    -------      -------
          As Restated......... $   (11) $  118    $    96      $    40
                               =======  ======    =======      =======
       Investing Cash Flows:
          As Reported......... $  (124) $ (237)   $  (384)     $  (319)
          Restatement Effect..      --      --        (39)         (72)
                               -------  ------    -------      -------
          As Restated......... $  (124) $ (237)   $  (423)     $  (391)
                               =======  ======    =======      =======
       Financing Cash Flows:
          As Reported......... $   119  $  118    $   288      $   327
          Restatement Effect..      --      --         39           72
                               -------  ------    -------      -------
          As Restated......... $   119  $  118    $   327      $   399
                               =======  ======    =======      =======

                                  DYNEGY INC.



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



                           (UNAUDITED AND RESTATED)




   Dynegy's independent public accountant, PricewaterhouseCoopers LLP, is currently re-auditing the Company's historical financial statements for each of the three years in the period ended December 31, 2001. Accordingly, while the preparation of these financial statements is the responsibility of the Company's management, no independent public accountant has rendered an audit opinion on these financial statements. As a result of the three-year re-audit, there may be other revisions to the Company's historical financial statements in addition to those reflected herein, some of which could be material. Following completion of the re-audit, which the Company expects will occur in March 2003, further amendment of the Form 10-K will be necessary in order to include the audit report of PricewaterhouseCoopers LLP as well as to reflect any other necessary changes. In addition, Dynegy's shelf registration statement filed on March 25, 2002 and the documents incorporated by reference therein, including this Form 10-K/A, remain subject to an ongoing review by the SEC Division of Corporation Finance.



   PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MARCH 13, 2002 (THE DATE ON WHICH DYNEGY FILED ITS 2001 FORM 10-K) . SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.






Note 1--ORGANIZATION AND OPERATIONS OF THE COMPANY


   Dynegy Inc. ("Dynegy" or the "Company") is one of the world's leading energy merchants. Through its global energy delivery network and marketing, logistics and risk-management capabilities, the Company provides innovative solutions to customers in North America, the United Kingdom and Continental Europe. The Company's businesses include power generation and wholesale and direct commercial and industrial marketing of power, natural gas, coal and other similar products. The Company is also engaged in the transportation, gathering and processing of natural gas and natural gas liquids ("NGLs") and the transmission and distribution of electricity and natural gas to retail consumers. Dynegy also is engaged in the telecommunications business through its global long-haul fiber optic and metropolitan network located in cities in the United States and Europe.


Note 2--ACCOUNTING POLICIES

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   Restricted Cash. Restricted cash represents funds received in excess of disbursements made in connection with the lease arrangements relating to the generation facilities and the U.S. fiber optic network. Please read
Note 7--Debt for further discussion.


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

   Concentration of Credit Risk. Dynegy provides multiple energy commodity solutions principally to customers in the electric and gas distribution industries and to entities engaged in industrial and petrochemical businesses. These industry concentrations have the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry, weather or other conditions. Receivables generally are not collateralized; however, Dynegy believes the credit risk posed by industry concentration is largely offset by the diversification and creditworthiness of the Company's customer base.


   Inventories. Inventories consisted primarily of natural gas in storage of $50 million and $77 million, NGLs of $49 million and $135 million and coal of $66 million and $24 million at December 31, 2001 and 2000, respectively, and crude oil of $19 million at December 31, 2001. Such inventory is valued at the lower of weighted average cost or at market. Materials and supplies inventory of $76 million and $44 million at December 31, 2001 and 2000, respectively, is carried at the lower of cost or market using the specific-identification method.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   Property, Plant and Equipment. Property, plant and equipment, which consists principally of gas gathering, processing, fractionation, terminaling and storage facilities, natural gas transmission lines, pipelines, power generating facilities and communications equipment, is recorded at cost. Expenditures for major replacements, renewals, and major maintenance are capitalized. The Company considers major maintenance to be expenditures incurred on a cyclical basis in order to maintain and prolong the efficient operation of its assets. Expenditures for repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 40 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. The approximate depreciation rates are as follows:



           Asset Group              Range of Years Annual Percentage
           -----------              -------------- -----------------
           Gathering and Processing
             Systems                10 to 25 years   4.0% to 10.0%
           Power Facilities         27 to 35 years   2.9% to 3.7%
           Transportation
             Equipment              10 to 25 years   4.0% to 10.0%
           Telecommunications
             Equipment              7 to 20 years    8.3% to 14.3%
           Buildings and
             Improvements           10 to 40 years   2.5% to 10.0%
           Office and Miscellaneous
             Equipment              3 to 35 years    2.9% to 33.3%
           Storage Assets           14 to 30 years   3.3% to 7.1%



   Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired. Gains and losses on the sale of individual assets are reflected in Other income or Other expense, respectively, in the Consolidated Statement of Operations. Through the end of the period, the Company has reviewed the carrying value of its long-lived assets in accordance with provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("Statement No. 121"). In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on the Company's financial position or results of operations.



   Environmental Costs and Other Contingencies. Environmental costs relating to operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and site-specific costs. Such liabilities may be recognized on a discounted basis if the amount and timing of anticipated expenditures for a site are fixed or reliably determinable; otherwise, such liabilities are recognized on an undiscounted basis. Environmental liabilities in connection with assets that are sold or closed are recognized upon such sale or closure, to the extent they are probable, can be estimated and have not previously been reserved. In assessing environmental liabilities, no offset is made for potential insurance

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

recoveries. Recognition of any joint and several liability is based upon the Company's best estimate of its final pro rata share of such liability.


   Liabilities for other contingencies are recognized upon identification of an exposure, which when fully analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such loss amount can be reasonably estimated. Costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current-period operations. When a range of probable loss exists, the Company accrues the lesser end of the range.


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


   Goodwill and Other Intangible Assets. Intangible assets, principally goodwill, have been amortized on a straight-line basis over their estimated useful lives of 25 to 40 years. However, during 2001, the FASB issued Statement No. 142 which discontinues goodwill amortization over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. The Company is analyzing any impact the adoption of Statement No. 142 effective January 1, 2002 will have on its financial position and results of operations.


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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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


   The fair value model is used to account for certain forward physical and financial transactions in the WEN, DMS and DGC segments, which meet criteria defined by the FASB or the Emerging Issues Task Force. These criteria require these contracts to be related to future periods and contain fixed price and volume components and must have terms that require or permit net settlement of the contract in cash or its equivalent. As these transactions may be settled in cash, the value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. The net gains or losses resulting from the revaluation of these contracts during the period are recognized in the Company's result of operations. Assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short-term or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statements of operations. Transactions that have been realized and settled are reflected gross in revenues and cost of sales.


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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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

Note 3--COMMERCIAL OPERATIONS, RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

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

   The potential for changes in the market value of Dynegy's commodity, interest rate and currency portfolios is referred to as "market risk". A description of each market risk is set forth below:

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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

   Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units to ensure compliance with Dynegy's risk-management policies. Risk measurement is also practiced daily against the Dynegy portfolios with Value at Risk, stress testing and scenario analysis on the commercial portfolios.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


   VaR represents the potential loss in value of Dynegy's enterprise-wide marketing portfolio due to adverse market movements over a defined time horizon with a specified confidence level.

   The modeling of the risk characteristics of Dynegy's marketing portfolio involves a number of assumptions and approximations. Dynegy estimates VaR using a JP Morgan RiskMetrics(TM) approach assuming a one-day holding period and a 95 percent confidence level. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   The following table displays the value of Dynegy's marketing transactions at December 31, 2001:



                                                        Below
                                          Investment  Investment
                                            Grade    Grade Credit
                                            Credit    Quality or
                                           Quality     Unrated     Total
                                          ---------- ------------ ------
                                                  ($ in millions)
      Utilities and power generators.....   $ 474        $(26)    $  448
      Financial institutions.............    (107)          1       (106)
      Oil and gas producers..............     128         124        252
      Commercial and industrial companies     395          95        490
      Other..............................      63           6         69
                                            -----        ----     ------
      Value of portfolio before reserves.   $ 953        $200     $1,153
                                            =====        ====     ======
      Credit and market reserves.........                           (248)
                                                                  ------
                                                                     905
      Other..............................                             34
                                                                  ------
      Net risk-management assets.........                         $  939
                                                                  ======



   The net risk management asset of $939 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net risk management assets at December 31, 2001 from the previously reported amount of $712 million is primarily due to a $340 million increase from the consolidation of ABG, one of the entities formed in connection with Project Alpha, and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the adjustment to the forward power curve.


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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


   The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):


                                                       Other
                                             Net   Comprehensive
                                            Income    Income
                                            ------ -------------
                Adjustment to fair value of
                  derivatives..............  $ 3       $ 62
                Income tax effects.........   (1)       (29)
                                             ---       ----
                Total......................  $ 2       $ 33
                                             ===       ====


   Changes in stockholders' equity related to derivatives for the year ended December 31, 2001 were as follows, net of taxes (in millions):


               Transition adjustment as of January 1, 2001 $ 33
               Current period increase in fair value......    4
               Reclassifications to earnings, net.........  (11)
                                                           ----
               Balance at December 31, 2001............... $ 26
                                                           ====



   Accumulated Other Comprehensive Loss, Net of Tax is included in
Stockholders' Equity on the Consolidated Balance Sheet as follows (in millions):



  Statement No. 133, Net................................................ $ 26
  Currency Translation Adjustment.......................................  (28)
  Unrealized Loss on Available-for-Sale Securities, Net.................  (19)
                                                                         ----
  Accumulated Other Comprehensive Loss, Net of Tax, at December 31, 2001 $(21)
                                                                         ====


   Additional disclosures required by Statement No. 133, as amended, are provided in the following paragraphs.


   From time to time, the Company may enter into various financial derivative instruments which qualify as cash flow hedges. Instruments related to its energy convergence and midstream liquids businesses are entered into for purposes of hedging forward fuel requirements for certain power generation and fractionation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. Interest rate swaps are used to convert the floating interest-rate component of certain obligations to fixed rates.



   The Company determined that its documentation and assessment of hedge effectiveness related to certain contracts entered into to hedge fuel requirements and power sales commitments was incomplete. As a result, the accounting for these contracts has been restated herein. Otherwise, during the year ended December 31, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   The balance in other comprehensive income at December 31, 2001 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or liquids, payments of interest and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $26 million of income, net of taxes, is estimated to be reclassified into earnings over the year ending December 31, 2002. The actual amounts that will be reclassified to earnings over the next year and beyond could vary materially from this estimated amount as a result of changes in market conditions.


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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


   The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:


                                                                              December 31,
                                                                    --------------------------------
                                                                          2001            2000
                                                                    ---------------  ---------------
                                                                    Carrying  Fair   Carrying Fair
                                                                     Amount   Value   Amount  Value
($ in millions)                                                     -------- ------  -------- ------
Dynegy Inc.
   Series B Convertible Preferred Securities/(1)/..................  $1,500  $1,418   $   --  $   --
   Foreign Currency Risk-Management Contracts......................     (11)    (11)       2       2
Dynegy Holdings Inc.
   Commercial Paper................................................       6       6      115     115
   Revolving Credit Facilities.....................................     600     600       --      --
   Canadian Credit Agreement.......................................      40      40       59      59
   Senior Notes, 6.75% through 8.125%, due 2002 through 2026.......   1,693   1,488    1,200   1,200
   ABG Gas Supply..................................................     282     267       --      --
   Preferred Securities of a Subsidiary Trust......................     200     159      200     189
   Fair Value Hedge Interest Rate Swap.............................      (7)     (7)      --      --
   Cash Flow Hedge Interest Rate Swap..............................       1       1       --      --
   Interest Rate Risk-Management Contracts.........................       6       6       --      --
   Commodity Risk-Management Contracts.............................     292     292      970     958
   Generation Facility Debt........................................     342     342      261     261
Illinova Corporation
   Senior Notes, 7.125%, due 2004..................................     102     100      103     101
   Medium Term Notes, 6.15% through 6.46%, due 2001 through
     2002..........................................................      20      20       50      50
   Serial Preferred Securities of a Subsidiary.....................      46      39       46      27
Illinois Power Company
   Commercial Paper................................................      38      38      148     148
   Revolving Credit Facilities.....................................     240     240       --      --
   Mortgage Bonds, 6% through 7.5%, due 2002 through 2025..........     674     649      674     671
   Pollution Control Revenue Refunding Bonds, 5.4%--7.4%, due
     2024 through 2028.............................................     175     183      175     173
   Adjustable Rate Pollution Control Revenue Refunding Bonds, due
     2032..........................................................     150     150      150     150
   Floating Rate Pollution Control Revenue Refunding Bonds, due
     2017 through 2028.............................................     186     186      186     186
   Transitional Funding Trust Notes, 5.26% through 5.65%, due 2001
     through 2008..................................................     602     607      689     677
   Trust Originated Preferred Securities...........................      --      --      100      99
Dynegy Global Communications
   Investment in Warrants..........................................      37      37       14      14
   U.S. Network Debt...............................................     324     324       62      62

--------

/(1) /Carrying value represents $882 million included in Series B Convertible
     Preferred Securities, $660 million in additional paid-in capital and $(42) million in retained earnings in the consolidated balance sheet.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   The financial statement carrying amounts of the Company's credit agreement and variable-rate debt obligations were assumed to approximate fair value. The fair values of the Company's other long-term indebtedness, including the Preferred Securities of a Subsidiary Trust, were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of the Series B Convertible Preferred Securities was based on discounted cash flows. The fair value of interest rate, foreign currency and commodity risk-management contracts were based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. The investment in warrants is recorded at fair value estimated using the Black-Scholes valuation methodology.


   The absolute notional contract amounts associated with the commodity risk-management, interest rate and foreign currency exchange contracts, respectively, were as follows:


                                                                         December 31,
                                                                   ------------------------
                                                                    2001     2000    1999
                                                                   ------- -------- -------
Natural Gas (Trillion Cubic Feet).................................  11.894    7.709   5.702
Electricity (Million Megawatt Hours)..............................  77.997  162.321  42.949
Natural Gas Liquids (Million Barrels).............................   5.655    6.410  19.902
Weather Derivatives (In thousands of $/Degree Day)................ $   190 $    385 $    --
Crude Oil (Million Barrels).......................................      --       --  35.554
Coal (Millions of Tons)...........................................    18.5     17.3      --
Fair Value Hedge Interest Rate Swaps (In millions of U.S. Dollars) $   206 $     -- $    37
   Fixed Interest Rate Received on Swaps (Percent)................   5.284       --   8.210
Cash Flow Hedge Interest Rate Swaps (In millions of U.S. Dollars). $   100 $     -- $    --
   Fixed Interest Rate Paid on Swaps (Percent)....................   4.397       --      --
Interest Rate Risk-Management Contract............................ $   206 $     -- $    --
   Fixed Interest Rate Paid on Swaps (Percent)....................   5.310       --      --
Interest Rate Risk-Management Contract............................ $   100 $     -- $    --
   Fixed Interest Rate Received (Percent).........................   4.370       --      --
U.K. Pound Sterling (In millions of U.S. Dollars)................. $   906 $     15 $    86
Average U.K. Pound Sterling Contract Rate (U.S. Dollars).......... $1.4233 $ 1.4658 $1.6191
Euro dollars (In millions of U.S. Dollars)........................ $    18 $     36 $    --
Average Euro dollar Contract Rate (U.S. Dollars).................. $0.8863 $ 1.0200 $    --
Canadian Dollar (In millions of U.S. Dollars)..................... $ 1,395 $    738 $   289
Average Canadian Dollar Contract Rate (U.S. Dollars).............. $0.6435 $ 0.6768 $0.6775



   In 2001, approximately 10% of the Company's consolidated revenues and 12% of consolidated costs of sales were derived from transactions with Enron. Based on the terms of these transactions, Dynegy can fulfill these needs through other counterparties.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)




Note 4--CASH FLOW INFORMATION

   Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:


                                                     Year Ended December 31,
                                                     -----------------------
                                                      2001     2000    1999
                                                     -----   -------   ----
                                                       ($ in millions)
       Interest paid (net of amount capitalized).... $ 248   $   238   $80
                                                     =====   =======   ===
       Taxes paid (net of refunds).................. $  79   $    40   $ 2
                                                     =====   =======   ===
       Detail of businesses acquired:/(1)/
       Current assets and other..................... $  62   $   648   $--
       Fair value of non-current assets.............   863     7,509    --
       Liabilities assumed, including deferred taxes  (308)   (4,782)   --
       Subordinated capital assumed.................    --      (239)   --
       Capital stock issued and options exercised...    --    (1,884)   --
       Cash balance acquired........................   (14)      (50)   --
                                                     -----   -------   ---
       Cash paid, net of cash acquired.............. $ 603   $ 1,202   $--
                                                     =====   =======   ===

--------
/(1)/ The businesses acquired included: 2001--BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc, and iaxis, Limited ("iaxis") and 2000--Extant, Inc. ("Extant") and Illinova Corporation ("Illinova"). See
      Note 14 for more information regarding these acquisitions.

Note 5--PROPERTY, PLANT AND EQUIPMENT


   Investments in property, plant and equipment consisted of:



                                                       December 31,
                                                     ---------------
                                                       2001    2000
                                                     -------  ------
                                                     ($ in millions)
          Wholesale Energy Network:
             Generation assets...................... $ 4,757  $3,766
             Storage facilities (U.K.)..............     795      --
          Dynegy Midstream Services:
             Natural gas processing.................   1,000     934
             Fractionation..........................     200     198
             Liquids marketing......................     204     268
             Natural gas gathering and transmission.     225     193
             Crude oil..............................      --       9
          Transmission and Distribution.............   1,993   1,906
          Dynegy Global Communications..............     544     171
          IT Systems and Other......................     417     285
                                                     -------  ------
                                                      10,135   7,730
          Less: accumulated depreciation............    (934)   (649)
                                                     -------  ------
                                                     $ 9,201  $7,081
                                                     =======  ======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   Interest capitalized related to costs of projects in process of development totaled $20 million, $31 million and $17 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2000, a $25 million impairment reserve was recorded related to Canadian gas processing assets.



   As a result of the changes in accounting for six generation lease arrangements and one communications lease arrangement, the Company recognized additional generation assets of $787 million and additional Dynegy Global Communications assets of $307 million. For further discussion of these adjustments, see the Explanatory Note.


Note 6--INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND NORTHERN NATURAL GAS
COMPANY


   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Consolidated Statements of Operations as Equity in earnings of unconsolidated affiliates. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $843 million and $727 million at December 31, 2001 and 2000, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company. The Company holds investments in three joint ventures in which Chevron U.S.A. or its affiliates are investors. For additional information about these investments, please read "Note 16--Related Party Transactions."



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

   Summarized aggregate financial information for these investments and Dynegy's equity share thereof was:


                                               December 31,
                        -----------------------------------------------------------
                               2001              2000/(1)/           1999/(1)/
                        ------------------- ------------------- -------------------
                        Total  Equity Share Total  Equity Share Total  Equity Share
($ in millions)         ------ ------------ ------ ------------ ------ ------------
Current assets......... $1,208    $  513    $1,029    $  374    $  525    $  184
Non-current assets.....  2,800     1,179     2,934     1,233     2,787     1,193
Current liabilities....    791       339       734       276       847       374
Non-current liabilities  1,056       392     1,363       520     1,183       487
Revenues...............  4,000     1,540     3,988     1,568     1,339       526
Operating margin.......    920       352       857       324       443       174
Net income.............    541       218       481       196       135        58

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

--------
/(1)/ The financial data for 2000 and 1999 are exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as data was unavailable for these periods. For competitive reasons, Accord was unwilling to provide the Company with detailed financial information concerning its operations. The Company contractually agreed not to require the production of such information in its negotiations with Accord. Dynegy's share of Accord earnings for each of the years ended December 31, 2000 and 1999 totaled $9 million and $21 million, respectively. The Company sold its investment in Accord in the third quarter of 2000.

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


   In November 2001, Dynegy acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural Gas Company ("Northern Natural") for $1.5 billion. The Series A Preferred Stock is entitled to cumulative dividends, as and if declared by the board of directors of Northern Natural, at a rate of 6%, payable annually beginning on January 31, 2003. Dividends of $13 million are reflected in "Other Income" on the 2001 Consolidated Statement of Operations. The Series A Preferred Stock is redeemable at the option of Northern Natural under specified circumstances at a redemption price equal to the liquidation preference plus accrued and unpaid dividends and other items.



   Concurrent with the investment in Northern Natural, Dynegy entered into an option agreement with a subsidiary of Enron that indirectly owned the common stock of Northern Natural, under which a Dynegy subsidiary had the option to purchase all of the equity of that Enron subsidiary. In connection with Dynegy's termination of a merger agreement with Enron, it gave notice of its intention to exercise its option to purchase such equity. The exercise price for the option was $23 million subject to adjustment based on Northern Natural's indebtedness and for the amount of working capital at closing. Subsequent litigation relating to the option was settled by the parties on January 3, 2002 and the closing of the option exercise occurred on January 31, 2002. At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. Approximately $500 million of this debt is in the form of senior unsecured notes with maturities ranging from 2005 to 2011. The remaining $450 million is in the form of a secured line of credit due November 2002. Dynegy has agreed to commence a tender offer by April 1, 2002 for $100 million of the senior unsecured notes due in 2005. An Enron subsidiary has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus accrued and unpaid dividends on the Northern Natural Series A Preferred Stock and the option exercise price, subject to adjustments based on Northern Natural's indebtedness and working capital.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


Note 7--DEBT


   Long-term debt and transitional funding trust notes outstanding consisted of the following at December 31:



                                                                                 2001    2000
                                                                                ------  ------
                                                                                ($ in millions)
Long-Term Debt:
Dynegy Global Communications
   U.S. Network Debt........................................................... $  324  $   62
Dynegy Holdings Inc.
   Commercial Paper............................................................      6     115
   Revolving Credit Facilities.................................................    600      --
   Canadian Credit Agreements..................................................     40      59
   Senior Notes, 6.875% due 2002...............................................    200     200
   Senior Notes, 6.75% due 2005................................................    150     150
   Senior Notes, 8.125% due 2005...............................................    300     300
   Senior Notes, 7.45% due 2006................................................    200     200
   Senior Notes, 6.875% due 2011...............................................    493      --
   Senior Debentures, 7.125% due 2018..........................................    175     175
   Senior Debentures, 7.625% due 2026..........................................    175     175
   ABG Gas Supply..............................................................    282      --
   Generation Facility Debt....................................................    342     261
Illinova Corporation
   Senior Notes, 7.125%, due 2004..............................................    102     103
   Medium Term Notes, 6.15% due 2001...........................................     --      30
   Medium Term Notes, 6.46% due 2002...........................................     20      20
Illinois Power Company
   Commercial Paper............................................................     38     148
   Revolving Credit Facilities.................................................    240      --
   Mortgage Bonds, 6.25% due 2002..............................................     96      96
   Mortgage Bonds, 6.5% due 2003...............................................    101     101
   Mortgage Bonds, 6% due 2003.................................................     90      90
   Mortgage Bonds, 6.75% due 2005..............................................     71      71
   Mortgage Bonds, 7.5% due 2009...............................................    250     250
   Mortgage Bonds, 7.5% due 2025...............................................     66      66
   Floating Rate Pollution Control Revenue Refunding Bonds, due 2017...........     75      75
   Floating Rate Pollution Control Revenue Refunding Bonds, due 2028...........    111     111
   Adjustable Rate Pollution Control Revenue Refunding Bonds, due 2032.........    150     150
   Pollution Control Revenue Refunding Bonds, 5.4%-7.4%, due 2024 through 2028.    175     175
                                                                                ------  ------
                                                                                 4,872   3,183
       Less: Amounts due within one year.......................................    372      32
                                                                                ------  ------
Total Long-Term Debt........................................................... $4,500  $3,151
                                                                                ======  ======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



                                                                  2001    2000
                                                                  ----    ----
                                                                  ($ in millions)
     Transitional Funding Trust Notes:
        Transitional Funding Trust Notes, 5.26% due 2001......... $ --    $ 38
        Transitional Funding Trust Notes, 5.31% due 2002.........   31      80
        Transitional Funding Trust Notes, 5.34% due through 2003.   85      85
        Transitional Funding Trust Notes, 5.38% due through 2005.  174     174
        Transitional Funding Trust Notes, 5.54% due through 2007.  174     174
        Transitional Funding Trust Notes, 5.65% due through 2008.  138     138
                                                                   ----    ----
                                                                  $602    $689
            Less: Amounts due within one year....................   86      86
                                                                   ----    ----
     Total Transitional Funding Trust Notes...................... $516    $603
                                                                   ====    ====



   Aggregate maturities of the principal amounts of all long-term indebtedness are: 2002-$458 million; 2003-$340 million; 2004-$255 million; 2005-$1,004 million; 2006-$474 million and beyond $2,943 million.


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

   Credit Agreements: The following table displays certain terms of the Company's revolving credit agreements as of December 31, 2001:


                         Unused                           Eurodollar
         Total Capacity Capacity Maturity Date    Term      Margin   Facility Fee
         -------------- -------- ------------- ---------- ---------- ------------
                                     ($ in millions)
Dynegy..     $  300       $300     11/02/02    Multi-year   0.450%      0.150%
Holdings     $  400       $ 18     05/27/03    Multi-year   0.200%      0.100%
              1,200        600     05/01/02       364-day   0.400%      0.100%
                 40         --     11/20/02        1-year   0.600%      0.250%
IP......     $  300       $ 22     05/20/02       364-day   0.625%      0.125%


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


   ABG Gas Supply Credit Agreement. On April 10, 2001, ABG Gas Supply ("ABG") entered into a credit agreement with a consortium of lenders in order to provide financing associated with Project Alpha (the "ABG

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


Credit Agreement"). Advances under the agreement allowed ABG to purchase NYMEX natural gas contracts with the underlying physical gas supply to be sold to Dynegy Marketing and Trade under an existing natural gas purchase and sales agreement. The ABG Credit Agreement requires ABG to repay the advances in monthly installments commencing February 2002 through December 2004 from the funds received from Dynegy Marketing and Trade under the natural gas purchases and sales agreement. The advances bear interest at a Eurodollar rate plus a margin as defined in the agreement. Advances of $282 million were outstanding under this agreement at December 31, 2001.



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



   U.S. Network and Generation Facility Debt. The Company has executed lease arrangements for the purpose of constructing two generation facilities located in Georgia and Kentucky and its U.S. fiber optic network. These arrangements require variable-rate interest only payments and include an option to purchase the related assets at maturity of the facility for a balloon payment equal to the principal balance on the financing.





   Other Obligations. The Company previously accounted for five fully collateralized generation lease arrangements as operating leases. As a result of the work completed to date on the three-year re-audit, the Company has determined it necessary to recognize on its balance sheet the related assets as of the inception of these arrangements, resulting in an increase in Property, Plant and Equipment of $65 million and $445 million at December 31, 2000 and 2001, respectively.



   In addition, an adjustment has been made to record a construction agency liability of the Company related to the increase in Property, Plant and Equipment. The construction agency liability is included in Accrued Liabilities and Other in the accompanying Consolidated Balance Sheets, resulting in an increase of $65 million and $445 million at December 31, 2000 and 2001, respectively. The construction agency liability was secured by a note receivable owed to the Company, which is included in Prepaids & Other Assets on the accompanying Consolidated Balance Sheets, and there is no cash exposure to the Company associated with this liability. This adjustment has no impact on equity, net income or cash flows for any period.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


Note 8--INCOME TAXES


   The Company is subject to U.S. federal, foreign and state income taxes on its operations. The following amounts have been adjusted to reflect the tax impact of the restatement items discussed in the Explanatory Note to these Consolidated Financial Statements. Components of income tax expense (benefit) were:



                                                  Year Ended
                                                 December 31,
                                               ----------------
                                               2001  2000  1999
                                               ----  ----  ----
                                                ($ in millions)
               Current tax expense:
                  Domestic.................... $ 46  $ 82  $(20)
                  Foreign.....................   11    25    12
               Deferred tax expense (benefit):
                  Domestic....................  223   157    56
                  Foreign.....................  (21)   (7)    7
                                               ----  ----  ----
               Income tax provision:.......... $259  $257  $ 55
                                               ====  ====  ====


   Components of income before income taxes were as follows:


                                                    Year Ended
                                                   December 31,
                                                  ---------------
                                                  2001  2000 1999
                                                  ----  ---- ----
                                                  ($ in millions)
               Income (loss) before income taxes:
                  Domestic....................... $755  $718 $110
                  Foreign........................  (77)   33   63
                                                  ----  ---- ----
                                                  $678  $751 $173
                                                  ====  ==== ====


   Deferred income taxes are provided for the temporary differences between the tax basis of Dynegy's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were:


                                                            December 31,
                                                            ---------------
                                                             2001    2000
                                                            ------  ------
                                                            ($ in millions)
      Deferred tax assets:
         Loss carry forward................................ $  143  $   62
         Alternative Minimum Tax ("AMT") and other credits.    143     228
                                                            ------  ------
                                                               286     290
      Valuation allowance..................................     --      --
                                                            ------  ------
                                                               286     290
      Deferred tax liabilities:
         Items associated with capitalized costs...........  1,950   1,654
                                                            ------  ------
      Net deferred tax liability........................... $1,664  $1,364
                                                            ======  ======


   Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. There was no valuation allowance established at December 31, 2001 or 2000, as management believes the aggregate deferred asset is more likely than not to be fully realized in the future.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   Income tax provisions for the years ended December 31, 2001, 2000 and 1999, were equivalent to effective rates of 38 percent, 34 percent and 32 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision were:



                                                    Year Ended
                                                   December 31,
                                                  --------------
                                                  2001 2000  1999
                                                  ---- ----  ----
                                                  ($ in millions)
              Expected tax at U.S. statutory rate $237 $263  $61
              State taxes........................   15   14    2
              Foreign tax benefit................   --   (4)  (3)
              Basis differentials and other......    7  (16)  (5)
                                                  ---- ----  ---
              Income tax provision............... $259 $257  $55
                                                  ==== ====  ===



   At December 31, 2001, the Company had approximately $379 million of regular tax net operating loss carryforwards, $147 million of AMT credit carryforwards and $757 million of AMT net operating loss carryforwards. The net operating loss carryforwards expire from 2009 through 2020. The AMT credit carryforwards do not expire. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the date of a 1995 and a 2000 business acquisition. Management believes such carryforwards will be fully realized prior to expiration.


Note 9--PREFERRED SECURITIES

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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


   On November 13, 2001, ChevronTexaco purchased 150,000 shares of Dynegy's Series B Mandatorily Convertible Redeemable Preferred Stock ("Series B Preferred Stock") for $1.5 billion. The proceeds from this issuance were used to finance Dynegy's investment in Northern Natural, which is discussed in detail in Note 6. Each share of Dynegy's Series B Preferred Stock is convertible, at the option of ChevronTexaco, for a period of two years into shares of Dynegy Class B common stock at the conversion price of $31.64.



   The Company originally recognized a special preferred stock dividend of approximately $65 million based on the intrinsic value of the two-year beneficial conversion option granted to ChevronTexaco because the conversion price was an approximate 5% discount to the market price for the Company's stock on November 7, 2001, the date the conversion price was negotiated. The Company was recognizing this dividend over the two-year period from the issuance date of the preferred stock to the mandatory redemption date. For purposes of calculating the value of the beneficial conversion option, the Company originally used its stock price on November 7, 2001, the date the preferred stock conversion price was negotiated. The Company has since determined that it should have used November 13, 2001, the date ChevronTexaco funded its preferred stock purchase and the preferred securities were issued, as the commitment date. The Company's stock price increased significantly between November 7 and November 13, primarily as a result of the announcement during the period of the proposed Enron Corp. merger. Because of this increase, and the resulting increase in the implied value of ChevronTexaco's beneficial conversion option, the restated preferred stock dividend amount is calculated based on a two-year amortization of the beneficial conversion option's implied value of approximately $660 million, an increase of approximately $595 million over the $65 million originally reported. Unless ChevronTexaco exercises its conversion right, Dynegy is required to redeem the Series B Preferred Stock for $1.5 billion two years from the date of issuance. The Series B Preferred Stock does not have a cash dividend.


Note 10--MINORITY INTEREST


   In June 2000, Dynegy and Black Thunder Investors LLC ("Investor") invested in Catlin Associates, L.L.C. ("Catlin"), an entity that is consolidated by Dynegy, with the Investor's ownership in Catlin reflected as Minority interest on the consolidated balance sheet. Dynegy invested $100 million in Catlin and the Investor contributed $850 million. As a result of its investment, the Investor received a preferred interest in Catlin, which holds indirect economic interests in midwest generation assets, including the coal-fired generation units in Illinois. This preferred interest is a passive interest and generally is not entitled to management rights.



   On or before June 29, 2005, Dynegy is effectively obligated to purchase the Investor's preferred interest for $850 million unless the Investor agrees to extend or refinance this obligation. Alternatively, Dynegy could liquidate Catlin's assets, including DMG's generating assets, to satisfy this obligation.



   In addition to granting Catlin a security interest in the stock of DMG, Dynegy also has agreed to pay to DMG, to the extent that DMG has either distributed or loaned money directly or indirectly to Dynegy, an amount not to exceed $270 million. This payment obligation builds over time to a maximum of $270 million in 2005. As of December 31, 2001, Dynegy's obligation to DMG under the agreement was approximately $35 million. In

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


addition, in the event projected cash flow is insufficient to cover capital expenditures and certain other fixed charges, Dynegy may be required to make an additional capital contribution of up to $60 million to Catlin. The $60 million contingent obligation expires on December 31, 2002.



   If Dynegy Holdings' senior unsecured debt is downgraded below investment grade by both Standard & Poor's and Moody's, Dynegy would be required to post cash collateral in an aggregate amount of $270 million and, within 30 days, obtain an investment grade rating for the Catlin membership interest held by the Investor by either Standard & Poor's or Moody's or obtain a waiver from the Investor.



   If Dynegy were unable to obtain the required rating for the interest held by the Investor or waiver, Dynegy would have the option of purchasing or refinancing the Investor's interest in Catlin. If Dynegy was unable or otherwise elected not to exercise this option, it could ultimately result in an election by the Investor to cause the liquidation of the underlying generation assets in an amount sufficient to redeem the Investor's interest. Given the strategic importance of these generation assets, it is likely that Dynegy would seek to refinance or purchase the Investor's interest under such circumstances.


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

Note 11--COMMITMENTS AND CONTINGENCIES


   Legal Proceedings. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. While MID's pleadings indicate that it cannot measure its damages with specificity, it has indicated that the actual damages sought from PG&E and Destec may exceed $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit occurred on March 15, 2001. The Ninth Circuit has yet to deliver its decision on the case. Although PG&E filed a Chapter 11 bankruptcy proceeding on April 6, 2001, the automatic stay applicable in the proceeding will be lifted to permit the Ninth Circuit to decide the pending appeal.


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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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


   The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA may also seek to require installation of the "best available control technology" (or the equivalent) at the Baldwin Station, and possibly at the Vermilion, Wood River, Hennepin and Danskammer Plants if the EPA successfully prosecutes enforcement actions against those plants. The Company

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


has recorded a reserve for penalties that could be imposed if the EPA were to successfully prosecute its claims based on its assessment of the probability and estimability thereof.


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


   The Company will vigorously defend against these claims. In the opinion of management, although significant capital expenditures could be required, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.


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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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


   On March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including those owned directly by West Coast Power and indirectly by Dynegy Inc. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. The complaint against the Company and certain of its subsidiaries seeks unspecified amounts of restitution and return profits as well as civil penalties of $2,500 for each alleged violation. The Company will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.



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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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


   On July 25, 2001, as modified on December 31, 2001, the FERC initiated refund hearing procedures related to California wholesale spot market sales that occurred between October 2, 2000 and June 20, 2001. Dynegy Power Marketing (as Scheduling Coordinator for West Coast Power LLC) is subject to possible refunds. The July 25/th/ order supercedes prior refund orders issued by the FERC that cover this period. In the July 25/th/ order, the FERC developed a methodology to redetermine allegedly competitive market outcomes during each hour of this period. An administrative law judge has been appointed to determine: (1) the mitigated price for power during each hour of the refund period; (2) the amount of refunds owed by each supplier according to the FERC's methodology; and (3) the amount owed to each supplier (with separate quantities due from each entity) by the ISO, the investor-owned utilities and the State of California. Any refunds owed would then be offset against amounts not paid. Management does not expect the administrative law judge to issue his findings before August 2002. Dynegy is actively participating in these proceedings and is appealing these and related orders.


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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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


   Management has closely monitored developments in California in an effort to manage Dynegy's credit risk. The Company and its affiliates recorded reserves that are determined to be probable and are considered estimable. Although such reserves may change over time as the market uncertainties are resolved, management believes such changes will not ultimately be material to the Company's consolidated financial position or results of operations.


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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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


   With respect to the legal proceedings described above, except as otherwise indicated, the Company cannot predict with any degree of certainty the outcome of the proceedings or the amount of any potential liabilities. The Company is subject to various other legal proceedings and claims that arise in the normal course of business. Further, the Company has assumed liability for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company. The Company recognizes estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies."


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


   The Company has $75 million of unconditional purchase obligations related to the purchase of gas, coal, systems design and power purchase agreements. The Company also routinely enters into supply and market contracts for the purchase and sale of electricity, some of which contain fixed capacity payments. Such obligations are generally payable on a ratable basis, the terms of which extend through November 2014. In return for such fixed capacity payments, Dynegy receives volumes of electricity at agreed prices, which it then may re-market. These fixed capacity payments totaled approximately $2 billion at December 31, 2001. The capacity payments for contracts that are accounted for on an accrual basis, which are not already recorded at fair value on the balance sheet, exceed the market value of electricity available for sale under these contracts by $27 million. The market value of electricity available for sale under these contracts has not been reduced for credit or price reserves.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

   Dynegy has other firm capacity payments related to storage and transportation of natural gas and transmission of electricity. Such arrangements are routinely used in the physical movement and storage of energy consistent with the Company's business strategy. The total of such obligations was $715 million as of December 31, 2001, with $305 million of the $715 million due after 2006.


   The Company is engaged in a continual capital asset expansion program consistent with its business plan and growth strategies. The emphasis of this program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is negotiating purchase orders to acquire at least 11 gas-fired turbines, representing a capital commitment of approximately $370 million. Commitments under these purchase orders are generally payable consistent with the delivery schedule. Approximately 95% are scheduled to be delivered by the end of 2006. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. At December 31, 2001, the fee would have been approximately $12 million.


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


   Other Minimum Commitments. During 2001 and prior years, the Company entered into lease arrangements associated with natural gas-fired generating facilities, natural gas liquids transportation assets and certain fiber optic and telecommunications-related assets, some of which are accounted for as operating leases and others as capital leases. Under the terms of certain of these arrangements, the Company provided residual value guarantees associated with the leased assets. Pursuant to these guarantees, the Company has the option to acquire at the end of the lease term the leased assets for a purchase price determined at lease inception and estimated to represent fair market value at the end of the lease term. If the Company does not choose to purchase the leased asset, it must perform under the terms of the residual value guarantee. At lease inception, the Company as lessee, guaranteed to the owner of the leased asset that the leased asset would maintain a value equal to at least 80-85% (depending on the particular lease contract) of its originally estimated fair value. In each of these arrangements, the Company will receive any sales proceeds that the owner of the leased asset receives in excess of the originally estimated fair value. If the value of the asset is less than 80-85% of the fair market value at lease termination, the Company is obligated to pay the owner the difference.





   The Company also has a commitment to pay decommissioning costs of approximately $5 million a year for the years 2002 to 2004 related to the sale of the Clinton nuclear facility in 1999. This sale occurred prior to Dynegy's acquisition of Illinova in 2000; thus, Dynegy was not involved with the sale. However, Dynegy assumed this decommissioning obligation in connection with its acquisition of Illinova.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   Minimum commitments in connection with office space, equipment, plant sites and other leased assets at December 31, 2001, were as follows: 2002 - $160 million; 2003--$148 million; 2004--$211 million, 2005--$268 million; 2006--$118 million and beyond--$1.5 billion.



   Rental payments made under the terms of these arrangements totaled--$132 million in 2001, $75 million in 2000 and $31 million in 1999.


   Guarantees. The Company has $288 million of surety bonds as of December 31, 2001 in which Dynegy indemnifies the respective surety bond companies. Approximately $204 million of these contingent financial commitments expire in 2002, however, these bonds are generally renewed on a rolling twelve-month basis.


   As mentioned above, the Company has residual value guarantees related to certain leases. At December 31, 2001, the residual value guarantees totaled approximately $214 million. Additionally, the Company has made certain guarantees related to West Coast Power for approximately $56 million. Approximately $31 million of this $56 million has a cash collateralization requirement if the Company's debt is downgraded to below investment grade. Additionally, the Company has posted a $4 million letter of credit for West Coast Power that expires in 2002.



   Other guarantees at December 31, 2001 include additional letters of credit and uncommitted lines of $470 million and parental guarantees of debt of approximately $3 million in connection with its power generation projects.


Note 12--REGULATORY ISSUES

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

Note 13--CAPITAL STOCK

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   Common Stock. At December 31, 2001, there were 356,484,370 shares of Class A and B common stock issued in the aggregate and 1,766,800 shares were held in treasury. During 2001, Dynegy paid quarterly cash dividends on its common stock of $0.075 per share, or $0.30 per share on an annual basis.


   Pursuant to the terms of the Illinova acquisition, Dynegy split its common shares into two classes, Class A and Class B. All of the Class B common stock is owned by Chevron U.S.A. Inc. ("Chevron"). Generally, holders of Class A and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of Class A common stock may cumulate votes in connection with the election of directors. The election of directors and all other matters will be by a majority of shares represented and entitled to vote, except as otherwise provided by law. Holders of Class B common stock vote together with holders of Class A common stock as a single class on every matter acted upon by the shareholders except for the following matters:

  . the holders of Class B common stock vote as a separate class for the election of three directors of Dynegy, while the holders of Class A common stock vote as a separate class for the remaining eleven directors;

  . any amendment to the special corporate governance rights of Class B common stock must be approved by a majority of the directors elected by holders of Class B common stock and a majority of all Dynegy directors or by a 66 2/3 percent of the outstanding shares of Class B common stock voting as a separate class, and the affirmative vote of a majority of the shares of Class A and Class B common stock, voting together as a single class; and

  . any amendment to the provision of the Amended and Restated Articles of incorporation addressing the voting rights of holders of Class A and Class B common stock requires the approval of 66 2/3 percent of the outstanding shares of Class B common stock voting as a separate class, and the affirmative vote of a majority of the shares of Class A and Class B common stock, voting together as a single class.

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

   Holders of Class A and Class B common stock generally are not entitled to preemptive rights, subscription rights, or redemption rights, except that Chevron is entitled to preemptive rights under the shareholder agreement. The rights and preferences of holders of Class A common stock are subject to the rights of any series of preferred stock Dynegy may issue.

   In December 2001, 27.5 million shares of Class A common stock were sold through a public offering which resulted in proceeds of approximately $539 million, net of underwriting commission and expenses of

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


approximately $32 million. Concurrent with the public offering, members of the Company's senior management purchased approximately 1.2 million shares of Class A common stock from the Company in a private placement. The officers paid $19.75 per share for the stock, the same price as the net proceeds to the Company in the public offering, yielding net proceeds of $25 million. The officers paid for the shares by entering into promissory notes with the Company for an initial term of 60 days. The maturity date of the notes was extended for an additional 30 days with the approval of the Board of Directors. The loans bear interest at 3.25 percent and are full recourse to the borrowers. Such loans are accounted for as "Subscriptions Receivable" within Stockholders' Equity on the Consolidated Balance Sheet at December 31, 2001. The net proceeds from these equity sales were used to reduce indebtedness under Dynegy Holdings' revolving credit facility by approximately $539 million and the remainder of the proceeds were invested in cash.



   In January 2002, Chevron purchased approximately 10.4 million shares of Class B common stock in a private transaction, pursuant to the exercise of its pre-emptive rights under the shareholder agreement. The proceeds from this sale were approximately $205 million.



   In July 2001, Dynegy established the Dynegy Inc. Short-Term Executive Stock Purchase Loan Program pursuant to which eligible employees were loaned funds to acquire Class A common stock through market purchases. Outstanding loans bear interest at the greater of five percent or the applicable federal rate as of the loan date, are full recourse to the participants and mature on December 19, 2004. At December 31, 2001, approximately $13 million, which included accrued and unpaid interest, was owed to the Company under this program for 375,800 shares of Class A common stock. The loans are accounted for as Subscriptions Receivable within Stockholders' Equity on the Consolidated Balance Sheet.


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


   Concurrent with the acquisition of Illinova, BG and NOVA were issued preferred shares which were convertible into Class A common stock. In the second quarter of 2000, a non-recurring special dividend payment of $32 million was made to BG and NOVA prior to the conversion of their preferred shares to Class A common stock.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


   Common stock activity (in millions) for the three years ended December 31, 2001 was as follows:


                                  Common Stock  Class A Common Stock Class B Common Stock
                                  ------------  -------------------  --------------------
                                  Shares Amount Shares    Amount     Shares     Amount
                                  ------ ------ ------    ------     ------     ------
   December 31, 1998.............   211   $ 1     --      $   --       --        $ --
   Options exercised.............     5    --     --          --       --          --
   401(k) plan and profit sharing     1    --     --          --       --          --
                                   ----   ---    ---       ------      --        ----
   December 31, 1999.............   217     1     --          --       --          --
   Illinova acquisition..........  (217)   (1)   195       1,168       81         650
   Common stock issued...........    --    --     19         748        4         110
   Preferred Stock conversion....    --    --     12          --       --          --
   Extant acquisition............    --    --      2          67       --          --
   Options exercised.............    --    --      9         157       --          --
   401(k) plan and profit sharing    --    --      1          12       --          --
   Options granted...............    --    --     --          15       --          --
                                   ----   ---    ---       ------      --        ----
   December 31, 2000.............    --    --    238       2,167       85        $760
   Common stock issued...........    --    --     30         564        1          41
   Subscriptions receivable......    --    --     --         (38)      --          --
   Options exercised.............    --    --      3          59       --          --
   401(k) plan and profit sharing    --    --     --          11       --          --
   Options granted...............    --    --     --          13       --          --
                                   ----   ---    ---       ------      --        ----
   December 31, 2001.............    --   $--    271      $2,776       86        $801
                                   ====   ===    ===       ======      ==        ====



   The December 31, 2001 Class A Common Stock balance is net of $38 million in subscriptions receivable described above (see Note 16 for further discussion). Such amount is included on the face of the Consolidated Balance Sheet and classified as a separate line item.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   Stock Options. Each option granted is valued at an option price, which ranges from $1.47 per share to $57.95 per share at date of grant. The difference, if any, between the option price and the fair market value of each option on the date of grant is recorded as compensation expense over the respective vesting period. Most options granted at prices below fair market do not become exercisable until the fifth anniversary date of the grant, at which time they become fully exercisable. Options granted at market value vest and become exercisable ratably over a three-year period. Compensation expense related to options granted totaled $12.7 million, $15.4 million and $6.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Total options outstanding and exercisable for 2001, 2000 and 1999 were (options in thousands) as follows:



                                                     Year Ended December 31,
                                 ---------------------------------------------------------------
                                         2001                  2000                 1999
                                 --------------------- -------------------- --------------------
                                 Options Option Price  Options Option Price Options Option Price
                                 ------- ------------- ------- ------------ ------- ------------
Outstanding at beginning of
  period........................ 21,531  $ 1.47-$57.02 24,022  $ 1.47-16.62 25,777  $1.47-$15.67
Granted.........................  8,357  $27.80-$57.95  7,197  $10.44-57.02  4,203  $1.47-$16.62
Exercised....................... (2,543) $ 1.47-$39.67 (8,592) $ 1.47-22.21 (4,658) $1.47-$13.68
Cancelled or expired............   (586) $ 1.47-$56.50 (1,096) $ 1.47-57.02 (1,232) $1.47-$13.77
Other, contingent share issuance     --  $          --     --  $         --    (68) $1.47-$ 4.10
                                 ------  ------------- ------  ------------ ------  ------------
Outstanding at end of period.... 26,759  $ 1.47-$57.95 21,531  $ 1.47-57.02 24,022  $1.47-$16.62
                                 ======  ============= ======  ============ ======  ============
Exercisable at end of period.... 12,550  $ 1.47-$57.02 12,779  $1.47-$23.83  9,983  $1.47-$15.67
                                 ======  ============= ======  ============ ======  ============
Weighted average fair value.....
of options granted during the
  period at market..............         $       24.45         $      14.40         $       7.76
                                         =============         ============         ============
Weighted average fair value of
  options granted during the
  period at below market........         $          --         $      24.10         $       9.65
                                         =============         ============         ============


   Options outstanding as of December 31, 2001 (shares in thousands) are summarized below:

                                    Options Outstanding                           Options Exercisable
                  -------------------------------------------------------- ----------------------------------
                  Number of Options   Weighted Average                     Number of Options
Range of Exercise  Outstanding at   Remaining Contractual Weighted Average  Exercisable at   Weighted Average
Prices            December 31, 2001     Life (Years)       Exercise Price  December 31, 2001  Exercise Price
----------------- ----------------- --------------------- ---------------- ----------------- ----------------
 $1.47--$5.80           7,969                4.2               $ 2.80            4,822            $ 2.25
 $5.81--$11.59          2,516                6.6               $ 9.95            2,516            $ 9.95
 $11.60--$17.39         6,481                7.3               $15.72            4,653            $15.45
 $17.40--$23.18            79                7.4               $21.83               30            $21.80
 $23.19--$28.98           860                7.9               $24.02              253            $23.96
 $28.99--$34.77         2,549                9.7               $34.32                8            $31.68
 $34.78--$40.57           224                8.9               $37.78               74            $37.20
 $40.58--$46.36           588                8.7               $43.38              124            $43.33
 $46.37--$52.16         5,236                9.1               $47.25               29            $48.78
 $52.17--$57.95           257                8.7               $55.88               41            $55.51
                       ------                                                   ------
                       26,759                                                   12,550
                       ======                                                   ======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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


                                        Years Ended December 31,
                  --------------------------------------------------------------------
                           2001                   2000                   1999
                  ---------------------- ---------------------- ----------------------
                  Net Income Diluted EPS Net Income Diluted EPS Net Income Diluted EPS
-                 ---------- ----------- ---------- ----------- ---------- -----------
                                 ($ in millions, except per share data)
Pro forma amounts    $363       $0.94       $478       $1.41       $109       $0.47
                     ====       =====       ====       =====       ====       =====


Note 14--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

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


   In the fourth quarter of 2001, Dynegy completed the purchase of BGSL. Under the terms of the purchase agreement, Dynegy paid approximately (Pounds)421 million (approximately $595 million at November 28, 2001) for BGSL and its existing assets. BGSL's results of operations are included in Dynegy's consolidated statement of operations beginning December 1, 2001. A condensed balance sheet as of the acquisition date is as follows (in millions):



                      Current assets................ $ 57
                      Property, plant, and equipment  792
                      Goodwill......................    9
                                                     ----
                      Total assets acquired.........  858
                                                     ----
                      Current liabilities...........   56
                      Long-term liabilities.........  207
                                                     ----
                      Total liabilities assumed.....  263
                                                     ----
                      Net assets acquired........... $595
                                                     ====

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

   The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The acquisition of BGSL established Dynegy's physical presence in the United Kingdom. Also in the first quarter of 2001, Dynegy finalized the acquisition of iaxis, a London-based communications company.


   Dynegy completed its acquisition of Illinova on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc. Dynegy accounted for the acquisition as a purchase of Illinova with an effective date of January 1, 2000. This accounting treatment was based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger (including the service of C.L. Watson as Chairman and Chief Executive Officer) and the influence of Chevron because of the size of its ownership interest and its rights under the shareholder agreement, articles of incorporation and bylaws.



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


                                                 Year Ended
                                              December 31, 1999
                                              -----------------
                 Pro forma revenues..........      $17,638
                 Pro forma net income........          184
                 Pro forma earnings per share      $  0.56

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   On September 29, 2000, Dynegy completed the acquisition of Extant, Inc. ("Extant"), a privately held communications solutions company providing centralized clearinghouse services, OSS (Operations Support System) integration and network expansion capabilities to communications service providers. Dynegy's net investment consisted of $92 million in cash and 1.8 million shares of Class A common stock. Following the transaction, Dynegy established Dynegy Global Communications, a new segment that, in addition to pursuing other communications opportunities, owns 80 percent of a limited partnership called Dynegy Connect, L.P. which conducts many of the activities previously conducted by Extant.



   Consideration paid for these recent acquisitions of businesses was as follows (in millions):



                                         BGSL iaxis Extant Illinova
                                         ---- ----- ------ --------
            Cash Purchase of Stock...... $581  $22   $ 91   $1,111
            Capital Stock Issued........   --   --     67    1,817
            Liabilities Assumed.........  263   45     75    4,707
            Subordinated capital assumed   --   --     --      239
                                         ----  ---   ----   ------
            Total Consideration......... $844  $67   $233   $7,874
                                         ====  ===   ====   ======



   In both the Illinova and Extant acquisitions, the Company issued stock as a component of the total consideration paid. The value of this consideration for the Extant acquisition was determined based on the average of the Company's quoted market price for the five trading days surrounding the announcement date, which was August 2, 2000 ("average stock price"). This period includes the announcement date and the two trading days just prior to and after the announcement date. Pursuant to the terms of the merger agreement, each share of Extant common stock was converted into Dynegy Class A common stock at the agreed upon exchange ratio of $7.50 divided by the average stock price. Each share of Extant preferred stock was exchanged for $7.50 in cash.



   The value of the stock consideration for the Illinova acquisition was based on a fixed exchange ratio whereby each share of Illinova common stock was converted to one share of Dynegy Class A common stock and each Dynegy shareholder other than BG, NOVA and Chevron was converted into the right to receive 0.69 shares of Dynegy Class A common stock. (See above for a discussion of the exchange provisions that impacted these shareholders.) These fixed exchange ratios were set prior to the circulation of the prospectus in September 1999. This method of valuing the stock consideration was used since management did not believe market quotes were a reliable indicator of fair value. The reasons for this belief included, but were not limited to, marketplace takeover rumors, Dynegy's stock being thinly traded prior to the announcement and the merger being premised on leveraging an unregulated generation capacity position in a deregulating environment. The cash component of the consideration was deemed to be a more reliable indicator of fair value, thus an implied value for the stock consideration was calculated by dividing the $16.50 per share (not adjusted herein for the two-for-one stock split which occurred on August 22, 2000) cash price by the 0.69 stock exchange ratio.


Note 15--EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS

   Corporate Incentive Plan. Dynegy maintains a discretionary incentive plan to provide employees competitive and meaningful rewards for reaching corporate and individual objectives. Specific awards are at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee").

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


   401(k) Savings Plan. The Company established the Dynegy Inc. 401(k) Savings Plan ("Dynegy Plan"), which meets the requirements of Section 401(k) of the Internal Revenue Code, and is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan and related trust fund are established and maintained for the exclusive benefit of participating employees in the United States and certain expatriates. Similar plans are available to other employees resident in foreign countries and are subject to the laws of each country. All employees of certain entities are eligible to participate in the Plan. Employee pre-tax contributions to the Plan are matched 100%, up to a maximum of five percent of base pay, subject to IRS limitations. Vesting in Company contributions is based on years of service. The Company may also make discretionary contributions to employee accounts, subject to the Company's performance. Matching contributions to the Plan and discretionary contributions are made in Dynegy common stock. The Company discontinued the additional 5% profit sharing contribution to active employee accounts in 2001. However, active employees who normally would have received the profit sharing contribution under the Dynegy Plan began participating in the pension plan in 2001 (see below).

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


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


                                                                    Pension
                                                                   Benefits   Other Benefits
                                                                  ----------  -------------
                                                                  2001  2000  2001    2000
                                                                  ----  ----  ----    ----
                                                                      ($ in millions)
Projected benefit obligation, beginning of the year.............. $448  $  9  $100    $ --
   Business combination..........................................   14   424     5      97
   Service cost..................................................   10    10     2       2
   Interest cost.................................................   34    33     8       7
   Plan amendments...............................................    8    --    --      --
   Actuarial (gain) loss.........................................   30    (3)   31      (1)
   Special termination benefits..................................    9    --    --      --
   Benefits paid.................................................  (29)  (25)   (6)     (5)
                                                                  ----  ----   ----   ----
Projected benefit obligation, end of the year.................... $524  $448  $140    $100
                                                                  ====  ====   ====   ====
Fair value of plan assets, beginning of the year................. $627  $ 10  $ 83    $ --
Business combination.............................................   16   579    --      80
Actual return on plan assets.....................................  (30)   63    (8)     (4)
Employer contributions...........................................   --    --     9      12
Participant contributions........................................   --    --     1       1
Benefits paid....................................................  (29)  (25)   (6)     (6)
                                                                  ----  ----   ----   ----
Fair value of plan assets, end of the year....................... $584  $627  $ 79    $ 83
                                                                  ====  ====   ====   ====
Funded status.................................................... $ 60  $179  $(61)   $(17)
Unrecognized prior service costs.................................    8    --    --      --
Unrecognized actuarial (gain) loss...............................  101   (17)   55      10
                                                                  ----  ----   ----   ----
Net amount recognized............................................ $169  $162  $ (6)   $ (7)
                                                                  ====  ====   ====   ====
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost............................................. $174  $167  $ --    $ --
Accrued benefit liability........................................   (5)   (5)   (6)     (7)
                                                                  ----  ----   ----   ----
Net amount recognized............................................ $169  $162  $ (6)   $ (7)
                                                                  ====  ====   ====   ====

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



                                                     Pension
                                                    Benefits    Other Benefits
                                                   ----------  ---------------
                                                   2001  2000     2001    2000
                                                   ----  ----  ---------  ----
                                                         ($ in millions)
Weighted Average Assumptions:
   Discount rate at December 31................... 7.50% 7.99%      7.50% 8.00%
   Expected return on plan assets as of January 1. 9.47% 9.47%      9.50% 9.50%
   Rate of compensation increase.................. 4.48% 4.48%      4.50% 4.50%
   Medical trend--initial trend...................   --    --      10.09% 6.70%
   Medical trend--ultimate trend..................   --    --       5.48% 5.50%
   Medical trend--year of ultimate trend..........   --    --  2009/2015  2005


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

   The components of net periodic benefit cost were:


                                               Pension Benefits Other Benefits
                                               ---------------  --------------
                                               2001  2000  1999 2001 2000 1999
                                               ----  ----  ---- ---- ---- ----
                                                       ($ in millions)
 Service cost benefits earned during period... $ 10  $ 10  $ 1  $ 2  $ 2  $--
 Interest cost on projected benefit obligation   34    33    1    8    7   --
 Expected return on plan assets...............  (57)  (53)  (1)  (7)  (7)  --
 Amortization of unrecognized actuarial gain..   --    (1)  --    1   --   --
                                               ----  ----  ---  ---  ---  ---
 Net periodic benefit cost (income)........... $(13) $(11) $ 1  $ 4  $ 2  $--
 Additional early retirement window benefits..    9    --   --   --   --   --
 Additional cost due to curtailment...........   --    --   (2)  --   --   --
                                               ----  ----  ---  ---  ---  ---
 Total net periodic benefit cost (income)..... $ (4) $(11) $(1) $ 4  $ 2  $--
                                               ====  ====  ===  ===  ===  ===


   Impact of a 1% increase/decrease in medical trend:


                                                Increase Decrease
                                                -------- --------
                                                 ($ in millions)
               Aggregate impact on service cost
                 and interest cost.............   $ 2      $ (1)
               Impact on accumulated post-
                 retirement benefit
                 obligation....................   $14      $(13)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


Note 16--RELATED PARTY TRANSACTIONS

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


   The Company also holds investments in three joint ventures in which Chevron U.S.A. or its affiliates are also investors. These investments include a 22.9% ownership interest in Venice Energy Services Company, L.L.C., which holds a pipeline gathering system, processing plant, fractionator and an underground NGL storage facility in Louisiana; a 39.2% ownership interest in West Texas LPG Pipeline Limited Partnership, which holds a regulated NGL transportation pipeline that runs from West Texas to Mont Belvieu, Texas; and a 50% ownership interest in Nevada Cogeneration Associates #2, a power generation facility. During the years ended December 31, 2001, 2000 and 1999, the Company's portion of the net income from the Venice Energy, West Texas and Nevada Cogeneration joint ventures was approximately $4.6 million, $5.5 million and $3.8 million, respectively; approximately $9.6 million, $5.6 million and $2.2 million, respectively; and approximately $7.0 million, $5.0 million and $3.5 million, respectively.



   The Company also purchases and sells natural gas, NGLs, crude oil and power and, in some instances, earns management fees from certain entities in which it has equity investments. Revenues recognized from these transactions in 2001, 2000 and 1999 were $2.0 billion, $827 million and $377 million, respectively. Expenses recognized were $385 million, $217 million and $125 million, respectively. Revenues relate to the supply of fuel for use at generation facilities, primarily West Coast Power, and the supply of natural gas sold by retail affiliates. Expenses primarily represent the purchase of natural gas liquids that are subsequently sold in the Company's marketing operations.


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


   Concurrent with the December 2001 Class A common stock sale, ten members of the Company's senior management purchased approximately 1.2 million shares of Class A common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933. The officers paid $19.75 per share for the stock, the same price as the net proceeds to the Company in the public offering. The officers paid for the shares by entering into promissory notes with the Company for an initial term of 60 days. The maturity date of the notes was extended for an additional 30 days with the approval of the Board of Directors. The loans bear interest at

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

3.25 percent and are full recourse to the borrowers. Such loans are accounted for as "Subscriptions Receivable" within Stockholders' Equity on the Consolidated Balance Sheet at December 31, 2001. The Company recognized compensation expense in 2001 of approximately $1.2 million, which was recorded as "General and Administrative Expense", related to the shares purchased by the officer group.

Note 17--SEGMENT INFORMATION


   Dynegy's operations are reported in four segments: Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in a broad array of businesses, including physical supply of and risk-management activities around wholesale natural gas, power, coal, and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing businesses and worldwide NGLs marketing and transportation operations. Dynegy's T&D segment includes the operations of IP, an energy-delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. DGC is engaged in pursuing and capturing opportunities in the converging energy and communications marketplace. DGC has a global long-haul fiber optic network and metropolitan network in cities in the United States and Europe. Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for the years ended December 31, 2001, 2000 and 1999 is presented below. See Explanatory Note for a discussion of the restatements made to the financial information included herein.


Dynegy's Segment Data for the Year Ended December 31, 2001


                                              WEN      DMS     T&D    DGC   Elimination  Total
($ in millions)                             -------  ------  ------  -----  ----------- -------
Unaffiliated revenues:
   Domestic................................ $26,091  $4,799  $1,593  $  17     $  --    $32,500
   Canadian................................   4,622   1,463      --     --        --      6,085
   European & Other........................   3,918      --      --     10        --      3,928
                                            -------  ------  ------  -----     -----    -------
                                             34,631   6,262   1,593     27        --     42,513
Intersegment revenues
   Domestic................................     585     237      25     --      (847)        --
                                            -------  ------  ------  -----     -----    -------
   Total revenues..........................  35,216   6,499   1,618     27      (847)    42,513
                                            -------  ------  ------  -----     -----    -------
Depreciation and amortization..............    (197)    (84)   (173)   (30)       --       (484)
Operating income (loss)....................     590     132     161   (123)       --        760
Interest expense...........................     (91)    (52)   (114)    (9)       --       (266)
Other income (expense).....................     (70)    (10)     20      2        --        (58)
Earnings of unconsolidated affiliates......     203      13      --     26        --        242
Income tax (provision) benefit.............    (242)    (30)    (25)    38        --       (259)
Cumulative effect of a change in accounting
  principle................................       2      --      --     --        --          2
Net income (loss).......................... $   392  $   53  $   42  $ (66)    $  --    $   421
Identifiable assets:
   Domestic................................ $15,330  $2,308  $4,500  $ 816     $  --    $22,954
   Canadian................................     773     130      --     --        --        903
   European & Other........................   2,196      --      --    248        --      2,444
Investments in unconsolidated affiliates...   1,354     422     568    107        --      2,451
Capital expenditures and investments in
  unconsolidated affiliates................  (2,504)   (391)   (701)  (496)       --     (4,092)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


Dynegy's Segment Data for the Year Ended December 31, 2000


                                           WEN      DMS     T&D    DGC  Elimination  Total
                                         -------  ------  ------  ----  ----------- -------
                                                           ($ in millions)
Unaffiliated revenues:
   Domestic............................. $17,864  $5,123  $1,581  $  2    $    --   $24,570
   Canadian.............................   2,316   1,224      --    --         --     3,540
   European.............................   1,268      --      --    --         --     1,268
                                         -------  ------  ------  ----    -------   -------
                                          21,448   6,347   1,581     2         --    29,378
Intersegment revenues
   Domestic.............................     743     249      27    --     (1,019)       --
                                         -------  ------  ------  ----    -------   -------
   Total revenues.......................  22,191   6,596   1,608     2     (1,019)   29,378
                                         -------  ------  ------  ----    -------   -------
Depreciation and amortization...........    (125)   (105)   (156)   (2)        --      (388)
Operating income (loss).................     444      95     205   (17)        --       727
Interest expense........................     (89)    (30)   (129)   (3)        --      (251)
Other income (expense)..................     127     (50)     (9)    2         --        70
Earnings of unconsolidated affiliates...     181      24      --    --         --       205
Income tax (provision) benefit..........    (229)    (13)    (21)    6         --      (257)
Net income (loss)....................... $   434  $   26  $   46  $(12)   $    --   $   494
Identifiable assets:
   Domestic............................. $13,943  $2,104  $3,569  $302    $    --   $19,918
   Canadian.............................     750     299      --    --         --     1,049
   European.............................     644      --      --    73         --       717
Investments in unconsolidated affiliates     625     174      --    --         --       799
Capital expenditures and investments in
  unconsolidated affiliates.............    (877)   (114)   (158)  (63)        --    (1,212)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)


Dynegy's Segment Data for the Year Ended December 31, 1999


                                           WEN      DMS   T&D DGC Elimination  Total
                                         -------  ------  --- --- ----------- -------
                                                        ($ in millions)
Unaffiliated revenues:
   Domestic............................. $ 8,100  $4,884  $-- $--    $  --    $12,984
   Canadian.............................   1,443      10   --  --       --      1,453
   European.............................     976      --   --  --       --        976
                                         -------  ------  --- ---    -----    -------
                                          10,519   4,894   --  --       --     15,413
Intersegment revenues
   Domestic.............................     131     240   --  --     (371)        --
                                         -------  ------  --- ---    -----    -------
   Total revenues.......................  10,650   5,134   --  --     (371)    15,413
                                         -------  ------  --- ---    -----    -------
Depreciation and amortization...........     (35)    (94)  --  --       --       (129)
Operating income........................      92      80   --  --       --        172
Interest expense........................     (36)    (42)  --  --       --        (78)
Other income (expense)..................      15     (16)  --  --       --         (1)
Earnings of unconsolidated affiliates...      62      18   --  --       --         80
Income tax (provision) benefit..........     (46)     (9)  --  --       --        (55)
Net income.............................. $    87  $   31  $-- $--    $  --    $   118
Identifiable assets:
   Domestic............................. $ 3,402  $2,545  $-- $--    $  --    $ 5,947
   Canadian.............................     266      68   --  --       --        334
   European.............................     175      --   --  --       --        175
Investments in unconsolidated affiliates     458     169   --  --       --        627
Capital expenditures and investments in
  unconsolidated affiliates.............    (429)    (92)  --  --       --       (521)


Note 18--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 2001 and 2000.


                                                  Quarter Ended
                                       ----------------------------------
                                        March       June   September December
                                        2001        2001     2001      2001
                                       -------    -------  --------- --------
                                       ($ in millions, except per share data)
     Revenues......................... $14,231    $10,872   $8,584    $8,826
     Operating income.................     259         19      403        79
     Income (loss) before income taxes     215        (11)     415        59
     Net income (loss)................     144        (19)     261        35
     Net income (loss) per share......    0.43      (0.06)    0.77     (0.02)



                                              Quarter Ended
                                     --------------------------------------
                                     March     June    September  December
                                     2000      2000      2000       2000
                                      ------   ------  ---------  --------
                                     ($ in millions, except per share data)
          Revenues.................. $5,343   $5,723    $8,365     $9,947
          Operating income..........    194      159       205        169
          Income before income taxes    131      154       337        129
          Net income................     80      100       226         88
          Net income per share......   0.26     0.22      0.70       0.26

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)



   These amounts have been restated from amounts previously reported. For further discussion of the restatements, see the Explanatory Note.





Note 19--SUBSEQUENT EVENTS



   The Company has experienced a number of material developments since the filing of its 2001 Form 10-K on March 13, 2002. These developments include, among others, the following:



  . the Company's previously announced exit from third-party risk management aspects of the marketing and trading business, which business accounted for approximately 84%, 74% and 66% of the Company's revenues and approximately 15%, 38% and 32% of the Company's pre-tax earnings for the years 2001, 2000 and 1999, respectively;



  . the Company's previously announced organizational restructuring plan and the related reductions in force affecting more than 1,000 employees;



  . reductions in the Company's credit ratings to low non-investment grade levels and the resulting increase in collateralization requirements and financing costs and limitations on financial flexibility; and





  . significant changes in senior management of the Company, including a new Chief Executive Officer and a new Chief Financial Officer.



The Company also adopted the net presentation provisions of EITF 02-3 in the third quarter 2002, which resulted in a 77 percent, 68 percent and 61 percent reduction in revenues in each of 2001, 2000 and 1999, respectively. For further description of these events, including Arthur Andersen advising the Company that its 2001 audit opinion should not be relied upon and that such audit opinion was withdrawn, please read the Company's Exchange Act reports filed subsequent to the filing of the 2001 Form 10-K. This report does not reflect events occurring after the original filing of the 2001 Form 10-K except to reflect the restatement items described above and certain other matters. As a result of these adverse developments, the results of operations and cash flows covered by the unaudited restated financial statements in this report should not be considered indicative of the Company's future results of operations or cash flows.

                 DYNEGY INC. VALUATION AND QUALIFYING ACCOUNTS


                           (UNAUDITED AND RESTATED)


                                                                    Schedule II

Years Ended December 31, 2001, 2000, and 1999


                                             Balance at Charged to Charged
                                             Beginning  Costs and  to Other             Balance at
                                             of Period   Expenses  Accounts Deductions End of Period
                                             ---------- ---------- -------- ---------- -------------
2001
Allowance for doubtful accounts.............    $ 69       $ 86      $(2)      $(46)        107
Allowance for risk management assets/(1)(2)/     146        102       --         --         248
2000
Allowance for doubtful accounts.............      24         52       --         (7)         69
Allowance for risk management assets/(1)(2)/      38        108       --         --         146
1999
Allowance for doubtful accounts.............      24          3       --         (3)         24
Allowance for risk management assets/(1)(2)/       6         32       --         --          38

--------
/(1)/ Changes in price and credit reserves related to risk management activities are offset in the net mark-to-market income accounts reported in revenues.

/(2) /Amounts associated with model reserves, which are offset in the net mark-to-market income accounts reported in revenue, have been adjusted to reflect the change in methodology discussed in Enterprise Risk Management, Valuation and Monitoring--Valuation Criteria and Management Estimates included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.