Form 10-K/A
period 2001-12-31
DYNEGY INC /IL/
filed 2003-04-11
CIK 879215

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2


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

================================================================================

                            DYNEGY INC. FORM 10-K/A
                               INTRODUCTORY NOTE


   Dynegy Inc. is filing this Amendment No. 2 on Form 10-K/A ("Amendment No. 2") to reflect the audited restatement of its 1999-2001 financial statements. These financial statements were originally included in Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was originally filed on March 13, 2002 (the "Original Filing"), and were restated on an unaudited basis in Dynegy's Amendment No. 1 to its Annual Report on Form 10-K/A, which was filed on February 14, 2003 ("Amendment No. 1"). This Amendment No. 2 also includes certain other revisions to the Original Filing. The financial information contained in the Original Filing has been revised to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. These restatement items include adjustments previously announced by Dynegy in its Current Reports on Form 8-K dated November 14, 2002 and January 31, 2003 and in Amendment No. 1, and further adjustments as described in the Explanatory Note to the accompanying Consolidated Financial Statements. Dynegy's periodic SEC reports, including this Amendment No. 2, remain subject to an ongoing review by the SEC Division of Corporation Finance.



   The following Items of the Original Filing are amended by this Amendment No.
2:


Item 1. Business

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data


Unaffected items have not been repeated in this Amendment No. 2.



   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 13, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

                   DYNEGY INC. FORM 10-K/A TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I
Item 1.    Business.............................................................................   2

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................  18
Item 6.    Selected Financial Data..............................................................  21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................  60
Item 8.    Financial Statements and Supplementary Data..........................................  60

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  61
Signatures                                                                                        67

Index to Consolidated Financial Statements...................................................... F-1
Explanatory Note--Restatements.................................................................. F-7

                                  DYNEGY INC.

                                    PART I


   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER MARCH 13, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS 2001 FORM 10-K) . FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 13, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.


DEFINITIONS


   As used in this Form 10-K/A, the abbreviations listed below are defined as follows:


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


   Natural Gas Sales. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's wholesale customer base consists primarily of gas and electric utilities and industrial and commercial end-users and marketers of natural gas. For the year ended December 31, 2001, the Company sold an aggregate average of 12.5 Bcf/d of natural gas. As described above, Dynegy expects future average physical natural gas sales to increase significantly as a result of additional supply volumes to be provided by ChevronTexaco.


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


   Power. Dynegy markets electricity and power products and services, providing a 24-hour-a-day resource for the sale and purchase of power through access to wholesale markets throughout North America and Europe. The Company helps generation customers manage and optimize their fuel supplies, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, the Company provides market aggregation and sales assistance and risk-management services and strategies. The Company will at times contract for transmission capacity over regulated transmission lines in order to facilitate regional movements of power. In 2001, Dynegy sold 362 million megawatt-hours of electricity.


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


   As discussed in the Explanatory Note to the accompanying Consolidated Financial Statements, the accompanying Consolidated Financial Statements have been restated to correct certain errors and to reflect other adjustments arising since the date of the Original Filing. Please read the Explanatory Note to the accompanying Consolidated Financial Statements for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements.


Dynegy's Selected Financial Data


                                                                  Year Ended December 31,
                                                        -------------------------------------------
                                                          2001     2000     1999     1998     1997
                                                        -------  -------  -------  -------  -------
                                                           ($ in millions, except per share data)
                                                                         (Restated)
Statement of Operations Data/(1)(4)/:
Revenues............................................... $42,613  $29,327  $15,410  $14,258  $13,378
General and administrative expenses....................     547      345      219      186      149
Depreciation and amortization expense..................     488      393      115      113      104
Asset impairment, abandonment and other charges........      --       --       --       10      275
Operating income (loss)................................     802      787      226       65     (143)
Net income (loss)...................................... $   406  $   436  $   137  $    53  $  (102)
Earnings (loss) per diluted share...................... $  1.07  $  1.27  $  0.60  $  0.23  $ (0.49)
Shares outstanding for diluted EPS calculation.........     340      315      230      227      208
Cash dividends per common share........................ $  0.30  $  0.25  $  0.04  $  0.04  $  0.04
Cash Flow Data:
Cash flows from operating activities................... $   550  $   420  $    40  $   251  $   279
Cash flows from investing activities...................  (3,828)  (1,539)    (391)    (295)    (511)
Cash flows from financing activities...................   3,450    1,131      399       50      205
Other Financial Data:
Cash dividends or distributions to partners, net.......     (98)    (112)      (8)      (8)      (8)
Capital expenditures, acquisitions and investments/(3)/  (4,687)  (2,415)    (521)    (478)  (1,034)

                                                                       December 31,
                                                           ------------------------------------
                                                            2001    2000    1999   1998   1997
                                                           ------- ------- ------ ------ ------
                                                                     ($ in millions)
                                                                        (Restated)
Balance Sheet Data/(2)(4)/:
Current assets............................................ $ 8,956 $10,827 $2,658 $2,117 $2,019
Current liabilities.......................................   8,538  10,286  2,467  2,026  1,753
Property and equipment, net...............................   9,201   7,081  2,090  1,932  1,522
Total assets..............................................  25,168  22,662  6,451  5,264  4,517
Long-term debt............................................   4,500   3,151  1,372    953  1,002
Transitional funding notes................................     516     603     --     --     --
Non-recourse debt.........................................      --      --     35     94     --
Serial preferred securities of a subsidiary...............      46      46     --     --     --
Company obligated preferred securities of subsidiary trust     200     300    200    200    200
Series B convertible preferred securities/(5)/............     882      --     --     --     --
Minority interest/(6)/....................................   1,040   1,022     --     --     --
Capital leases............................................      44      15     --     --     --
Total equity..............................................   4,937   3,441  1,165  1,073  1,019

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

/(4) /As described elsewhere in this report, the financial statements contained herein have been restated to reflect various items. Approximately $55 million of the restatement items relate to periods prior to 1999, the most significant of which is related to the re-allocation of an $80 million after-tax charge (previously recognized in the second quarter 2002) associated with the Company's natural gas marketing business. For purposes of this Selected Financial Data table, we have included the entire $55 million in the balance sheet, statement of operations, cash flow and other financial data for the year ended December 31, 1998. Management does not believe that the failure to allocate this $55 million charge to periods prior to 1999 is material to the presentation of the Company's financial results, known material trends or contingencies in the Company's business.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis should be read in conjunction with the consolidated financial statements of Dynegy Inc. ("Dynegy" or the "Company") and the notes thereto included herein. As discussed in the Introductory Note to this Form 10-K/A, the financial information contained in this report has been revised to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. These restatement items include adjustments previously announced by Dynegy in its Current Reports on Form 8-K dated November 14, 2002 and January 31, 2003 and in Amendment No. 1 to its Form 10-K, which was filed on February 14, 2003, as well as further adjustments as described in the Explanatory Note to the accompanying Consolidated Financial Statements. Dynegy's shelf registration statement filed on March 25, 2002 and the documents incorporated by reference therein, including this Form 10-K/A, remain subject to an ongoing review by the SEC Division of Corporation Finance.



   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER MARCH 13, 2002 (THE DATE ON WHICH DYNEGY FILED ITS 2001 FORM 10-K) . FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 13, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.


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

   In January 2002, the Company completed its acquisition of Northern Natural. Enron Corp. ("Enron") has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus various adjustments. Dynegy's acquisition of this asset increases the Company's financial leverage. This increased leverage results partially from Northern Natural's $950 million of indebtedness and partially from the $1.5 billion of Series B Mandatorily Convertible Redeemable Preferred Stock ("Series B Preferred Stock") sold to ChevronTexaco, the proceeds of which were used to purchase preferred stock in Northern Natural. The Series B Preferred Stock is mandatorily redeemable by Dynegy in November 2003. The Company is actively assessing alternatives regarding the Series B Preferred Stock and its capital structure to accommodate Northern Natural in the event Enron does not exercise its repurchase option. See "--Enron/Northern Natural."

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


   In June 2000, Dynegy and Black Thunder Investors LLC ("Investor") invested in Catlin Associates, L.L.C. ("Catlin"), an entity that is consolidated by Dynegy into its financial statements, with the Investor's ownership in Catlin reflected as Minority Interest in the Consolidated Balance Sheet. Dynegy invested approximately $95 million in Catlin and the Investor invested $850 million. As a result of its investment, the Investor received a preferred interest in Catlin, which has a security interest in the stock of Dynegy Midwest Generation, Inc. ("DMG"), an entity holding certain of Dynegy's midwest generation assets, including the coal-fired generation units in Illinois. This preferred interest is a passive interest and generally is not entitled to management rights.

   On or before June 29, 2005, Dynegy is effectively obligated to purchase the Investor's preferred interest for $850 million unless the Investor agrees to extend or refinance this obligation. Alternatively, Dynegy could liquidate Catlin's assets, including DMG's generating assets, to satisfy this obligation.


   In addition to granting Catlin a security interest in the stock of DMG, Dynegy also has agreed to pay to DMG, to the extent that DMG has either distributed or loaned money directly or indirectly to Dynegy, an amount not to exceed $275 million. This payment obligation builds over time to a maximum of $275 million in 2005. As of December 31, 2001, Dynegy's obligation to DMG under the agreement was approximately $35 million. In addition, in the event projected cash flow is insufficient to cover capital expenditures and certain other fixed charges, Dynegy may be required to make an additional capital contribution of up to $60 million to Catlin. The $60 million contingent obligation expires on December 31, 2002.


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

/(3)/ Firm capacity payments include payments aggregating $2 billion that provide Dynegy with the option to convert natural gas to electricity at third-party owned facilities ("tolling arrangements"). These amounts include tolling payments that are reflected on the Consolidated Balance Sheet in "Risk-Management Assets" or "Risk-Management Liabilities" and those that are accounted for on an accrual basis, each as determined by the applicable contractual terms and in accordance with generally accepted accounting principles. Approximately 91 percent of the $2 billion of aggregate tolling capacity payments are accounted for on an accrual basis. These contracts provide Dynegy access to regional generation capacity to fulfill physical contract requirements of its customers. These $2 billion in capacity payments, on a discounted basis, totaled $1.4 billion. Dynegy previously reported in its Form 10-K that the estimated market value of electricity available for sale under these arrangements as of the date of the Original Filing, discounted for credit, price and market liquidity reserves, exceeded the amount of capacity payments by approximately $325 million. As a result of Dynegy's correction of its forward power curve methodology effective beginning the third quarter 2001, the estimated market value of electricity available for sale under these arrangements at December 31, 2001, discounted for market liquidity reserves, is approximately $52 million less than the amount of capacity payments. The other firm capacity payments of approximately $715 million include fixed obligations associated with transmission, transportation and storage arrangements routinely used in the physical movement and storage of energy consistent with the Company's business strategy.


/(4)/ Amounts include the Company's obligations as of December 31, 2001 to purchase 14 gas-fired turbines and an information systems service agreement. Commitments under the turbine purchase orders are payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide the Company with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The amounts herein assume all 14 turbines will be purchased. However, Dynegy can cancel these arrangements at anytime, subject to a termination fee. If Dynegy had terminated the turbine purchase orders at December 31, 2001, the termination fee would have been approximately $48 million, reducing Dynegy's conditional purchase commitment by $435 million. Additionally, if Dynegy had terminated the service agreement at December 31, 2001, the termination fee would have been $9 million, reducing Dynegy's commitment by $21 million.

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


   On December 2, 2001, Enron filed for federal bankruptcy protection in the United States Bankruptcy Court, Southern District of New York. Enron also filed an adversary proceeding in the bankruptcy court against Dynegy Inc. and Dynegy Holdings Inc. seeking damages of $10 billion for wrongful termination of the merger agreement and the wrongful exercise of its option to take ownership of Northern Natural. (Please refer to Note 11 of the financial statements for further discussion of this dispute).



   As a result of Enron's bankruptcy filing, Dynegy recognized in its fourth quarter 2001 financial statements a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of December 31, 2001, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $84 million and was calculated by setting off approximately $230 million owed from various Dynegy entities to various Enron entities against approximately $314 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron and the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties' assessment of market prices for such period, remain subject to dispute by Enron with respect to which there have been negotiations between the parties. These negotiations have focused on the scope of the transactions covered by the master netting agreement and the parties' valuations of those transactions. If any disputes cannot be resolved by the parties, the agreements call for arbitration. If the setoff rights were modified or disallowed, either by agreement or otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.


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


   As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and the Ninth Circuit Court of Appeals and the FERC decisions regarding counterparty choice for generators as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At December 31, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $227 million. Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves for contingent liabilities where the amount of potential loss is determined to be probable and estimable. During 2001, 2000 and 1999, our share of reserves recorded by West Coast Power totalled $122.5 million, $24.5 million and $4.7 million, respectively. Our share of the total reserve at December 31, 2001 and 2000 was $151.8 million and $29.3 million, respectively.


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

RESULTS OF OPERATIONS


   The following table reflects certain operating and financial data for the Company's business segments for the years ended December 31, 2001, 2000 and 1999, respectively. This financial data has been revised to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. Please read this Explanatory Note for further discussion of these restatement items.


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

DYNEGY'S RESULTS OF OPERATIONS


                                               WEN   DMS  T & D  DGC   Total
                                              ----  ----  ----- -----  -----
                                                      ($ in Millions)
                                                        (Restated)
  2001
  Operating Income (Loss):
     Wholesale Energy Network:
     Customer and Risk-Management Activities. $250  $ --  $ --  $  --  $ 250
     Asset Businesses........................  383    --    --     --    383
  Dynegy Midstream Services:
     Upstream................................   --    82    --     --     82
     Downstream..............................   --    49    --     --     49
  Transmission & Distribution................   --    --   180     --    180
  Communications.............................   --    --    --   (142)  (142)
                                              ----  ----  ----  -----  -----
  Operating Income (Loss)....................  633   131   180   (142)   802
  Equity Earnings............................  178    13    --     26    217
  Other Items, Net...........................  (56)   (3)    2     24    (33)
  Net Income (Loss).......................... $382  $ 56  $ 32  $ (64) $ 406

  2000
  Operating Income (Loss):
     Wholesale Energy Network:
     Customer and Risk-Management Activities. $135  $ --  $ --  $  --  $ 135
     Asset Businesses........................  380    --    --     --    380
  Dynegy Midstream Services:
     Upstream................................   --    44    --     --     44
     Downstream..............................   --    40    --     --     40
  Transmission & Distribution................   --    --   206     --    206
  Communications.............................   --    --    --    (18)   (18)
                                              ----  ----  ----  -----  -----
  Operating Income (Loss)....................  515    84   206    (18)   787
  Equity Earnings............................  181    24    --     --    205
  Other Items, Net...........................  (13)  (39)  (10)     3    (59)
  Net Income (Loss).......................... $386  $ 16  $ 46  $ (12) $ 436

                                                 WEN   DMS  T & D DGC Total
                                                ----  ----  ----- --- -----
                                                      ($ in Millions)
                                                        (Restated)
    1999
    Operating Income:
    Wholesale Energy Network:
       Customer and Risk-Management Activities. $106  $ --   $--  $-- $106
       Asset Businesses........................   38    --    --   --   38
    Dynegy Midstream Services:
       Upstream................................   --    18    --   --   18
       Downstream..............................   --    64    --   --   64
    Transmission & Distribution................   --    --    --   --   --
    Communications.............................   --    --    --   --   --
                                                ----  ----   ---  --- ----
    Operating Income...........................  144    82    --   --  226
    Equity Earnings............................   62    18    --   --   80
    Other Items, Net...........................  (13)  (18)   --   --  (31)
    Net Income................................. $107  $ 30   $--  $-- $137

DYNEGY'S OPERATING DATA


                                                      2001    2000    1999
                                                     ------- ------- -------
    Wholesale Energy Network:
    Domestic Gas Marketing Volumes (Bcf/d)/(1)/.....     8.1     7.5     6.5
    Canadian Gas Marketing Volumes (Bcf/d)/(2)/.....     3.1     2.2     2.3
    European Gas Marketing Volumes (Bcf/d)/(3)/.....     1.3     1.2     1.1
                                                     ------- ------- -------
           Total Gas Marketing Volumes..............    12.5    10.9     9.9
                                                     ======= ======= =======
    Million Megawatt Hours Generated--Gross.........    40.3    36.8    21.5
    Million Megawatt Hours Generated--Net...........    34.5    30.3    12.8
    Total Physical Million Megawatt Hours Sold......   361.8   137.0    79.3
    Coal Marketing Volumes (Millions of Tons).......    43.0    10.4      --
    Average Natural Gas Price--Henry Hub ($/Mmbtu).. $  4.26 $  3.89 $  2.29
    Average On-Peak Market Power Prices:
       Cinergy...................................... $ 35.19 $ 36.43 $ 51.40
       TVA..........................................   34.87   39.73   51.96
       PJM..........................................   40.76   39.96   38.29
       CALPX SP15...................................  121.04  113.51   31.99
    Dynegy Midstream Services:
    Natural Gas Processing Volumes (MBbls/d):
       Field Plants.................................    56.1    61.2    85.9
       Straddle Plants..............................    27.7    35.6    36.6
                                                     ------- ------- -------
           Total Natural Gas Processing Volumes.....    83.8    96.8   122.5
                                                     ======= ======= =======
    Fractionation Volumes (MBbls/d).................   226.2   224.3   210.9
    Natural Gas Liquids Sold (MBbls/d)..............   557.4   564.6   537.1
    Average Commodity Prices:
       Crude Oil--Cushing ($/Bbl)................... $ 26.39 $ 28.97 $ 17.10
       Natural Gas Liquids ($/Gal)..................    0.45    0.55    0.34
       Fractionation Spread ($/MMBtu)...............    0.89    2.40    1.68
    Transmission and Distribution:/(4)/
    Electric Sales in kWh (Millions):
       Residential..................................   5,202   5,046   4,949
       Commercial...................................   4,377   4,272   4,173
       Industrial...................................   8,958   9,271   8,722
       Other........................................     373     412   6,897
                                                     ------- ------- -------
           Total Electric Sales.....................  18,910  19,001  24,741
                                                     ======= ======= =======
    Gas Sales in Therms (Millions):
       Residential..................................     315     337     323
       Commercial...................................     136     141     134
       Industrial...................................      70      77      71
       Transportation of Customer-Owned Gas.........     264     278     297
                                                     ------- ------- -------
           Total Gas Delivered......................     785     833     825
                                                     ======= ======= =======

--------
/(1) /Includes immaterial amounts of inter-affiliate gas sales.
/(2) /Represents volumes sold by Dynegy Inc.'s Canadian subsidiary.
/(3) /Represents volumes sold by Dynegy Inc.'s European operations.
/(4) /Volumes for 1999 reflect the operations of IP prior to its acquisition by Dynegy.

Three Years Ended December 31, 2001


   For the year ended December 31, 2001, the Company realized net income of $406 million, or $1.07 per diluted share. This compares with $436 million, or $1.27 per diluted share, and $137 million, or $0.60 per diluted share, in 2000 and 1999, respectively. Net income and diluted earnings per share include the following items:



                                                    2001            2000           1999
                                               --------------  --------------  -------------
                                                Income          Income          Income
($ in millions, except per share data)         (Charge)  EPS   (Charge)  EPS   (Charge) EPS
---------------------------------------------- -------- -----  -------- -----  -------- ----
Enron bankruptcy exposure/(1)/................   (84)   (0.25)    --       --     --      --
Terminated merger related costs/(2)/..........    (7)   (0.02)    --       --     --      --
Illinois Power severance costs/(3)/...........    (9)   (0.03)    --       --     --      --
Cumulative effect of an accounting change/(5)/     2     0.00     --       --     --      --
Gain on Sale--Accord Energy Limited/(6)/......    --       --     58     0.18     --      --
Gain on Sale--QFs/(7)/........................    --       --     34     0.11     --      --
Loss on Sale--Crude Business/(8)/.............    --       --    (11)   (0.03)    --      --
Loss on Sale--Mid-continent Assets/(9)/.......    --       --     (6)   (0.02)    --      --
Impairment of a Liquids Asset/(10)/...........    --       --    (16)   (0.05)    --      --
Illinova Acquisition Costs/(11)/..............    --       --    (10)   (0.03)    --      --
Special Dividend/(4)(12)/.....................    --    (0.12)    --    (0.10)    --      --
Gain on Sale--Quicktrade Investment/(13)/.....    --       --     --       --      6    0.03

--------

/(1)/ The Company recognized an after-tax charge of $84 million ($129 million pre-tax) related to its net exposure to Enron Corp. as a result of that company's bankruptcy filing. The pre-tax charge is included in "Cost of Sales" in the accompanying Consolidated Statements of Operations ("Statements").


/(2)/ The Company terminated its proposed merger with Enron Corp. on November
      28, 2001. Transaction costs associated with this terminated merger approximated $7 million after-tax ($10 million pre-tax). The pre-tax charge is included in "General and administrative expenses" in the accompanying Statements.


/(3)/ The Company incurred approximately $9 million of severance costs ($15 million pre-tax) related to a restructuring at Illinois Power. The pre-tax charge is included in "General and administrative expenses" in the accompanying Statements.

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

/(6)/ The Company sold its 25% participating preferred interest in Accord
      Energy Limited in the third quarter of 2000. The after-tax gain of approximately $58 million ($83 million pre-tax) is included in " Loss
      (gain) on asset sales" in the accompanying Statements.


/(7)/ The Company sold interests in certain Qualifying Facilities pursuant to statutory requirements related to the Illinova acquisition. The after-tax gain of approximately $34 million ($52 million pre-tax) is included in "Loss (gain) on asset sales" in the accompanying Statements.


/(8)/ The Company sold its non-strategic domestic crude oil marketing and trade business in the first quarter of 2000. The charge of approximately $11 million after-tax ($18.3 million pre-tax) is included in " Loss (gain) on asset sales" in the accompanying Statements.


/(9)/ The Company sold its Mid-Continent liquids processing assets in the first quarter of 2000. The after-tax charge of approximately $6 million ($9 million pre-tax) is included in "Loss (gain) on asset sales" in the accompanying Statements.

/(10)/ The impairment reserve is associated with a Canadian gas processing asset. The after-tax charge of approximately $16 million ($25 million pre-tax) is included in "Depreciation and amortization expense" in the accompanying Statements.

/(11)/ Amounts relate to non-capitalizable merger related costs associated with the Illinova acquisition. The after-tax charge of approximately $10 million ($15 million pre-tax) is included in "General and administrative expenses" in the accompanying Statements.

/(12)/ The special dividend in 2000 relates to amounts paid to certain shareholders pursuant to the execution of the Illinova acquisition. /(13)/ The Company sold a non-strategic investment in the first quarter of 1999.


   Revenues in each of the three years in the period ended December 31, 2001 totaled $42.6 billion, $29.3 billion and $15.4 billion, respectively. Operating cash flows totaled $550 million for the year ended December 31, 2001, compared with $420 million in 2000 and $40 million in 1999.



   For the year ended December 31, 2001, the Company reported operating income of $802 million, compared with operating income of $787 million and $226 million for the 2000 and 1999 periods, respectively. The growth in operating margin is partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the three-year period reflect the impact of continued expansion of the Company's depreciable operating and technology asset base. The increased level of general and administrative expenses period-to-period reflects the infrastructure required to support a larger operation. Increased overhead costs are primarily a result of expansion of the Company's operations, primarily in the DGC segment and in Europe. Additionally, variable compensation costs were higher in 2001 as compared with both the 2000 and 1999 periods. Gain (loss) on asset sales principally reflects the pre-tax effect of the gains on the sales of Accord Energy Limited and certain QFs in 2000, partially offset by the losses on the sales of the domestic crude business and the Mid-Continent liquids processing assets. The Company sold its 25 percent participating preferred interest in Accord Energy Limited for an after tax gain of $58 million ($83 million pre-tax) and sold interests in certain QFs for an after tax gain of $34 million ($52 million pre-tax). The Company received cash proceeds of $95 million and $257 million in the Accord and QF transactions, respectively. The carrying values for the Accord investment and the QFs were $12 million and $205 million, respectively.



   Incremental to Dynegy's consolidated results was the Company's share in the earnings of its unconsolidated affiliates, which contributed approximately $217 million, $205 million and $80 million in 2001, 2000 and 1999, respectively. West Coast Power contributed approximately $162 million, $122 million and $16 million to such earnings in 2001, 2000 and 1999, respectively. Cash distributions received from these investments during each of the three years in the period ended December 31, 2001 approximated $100 million, $118 million and $66 million, respectively.



   Interest expense totaled $270 million for the year ended December 31, 2001, compared with $251 million and $78 million for the comparable 2000 and 1999 periods, respectively. The increase in interest expense in 2001 is due primarily to increased principal, partially offset by lower variable rates than in 2000. The increase in interest expense in 2000 from 1999 is attributable to the increased indebtedness resulting from the acquisition of Illinova, both in terms of Illinova indebtedness assumed in the transaction and principal borrowed to effect the transaction. Additionally, interest rates on the variable rate borrowings were higher in 2000 than in 1999.



   Other income and expenses, net, reduced 2001 operating results by $33 million, 2000 operating results by $59 million and 1999 operating results by $31 million. The net amounts for all three years include the financial effects of minority shareholder investments in some of the Company's operations and other income and expense items including interest and dividend income, foreign currency gains and losses, insurance proceeds and other similar items.



   The Company reported an income tax provision of $312 million in 2001, compared to income tax provisions of $246 million and $60 million in 2000 and 1999, respectively. These amounts reflect effective rates of 44 percent, 36 percent and 30 percent, respectively. In general, differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to amortization of goodwill, book-tax basis differences and other liabilities; and the effect of foreign and state income taxes. Income tax payments are not expected to have a material impact on liquidity and capital resources. See Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

Wholesale Energy Network


   WEN reported segment net income of $382 million for the year ended December 31, 2001, compared with net income of $386 million and $107 million for the years ended December 31, 2000 and 1999, respectively. Results of operations during the three-year period were influenced either positively or negatively by:


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


  . Results for 2001 included approximately $82 million exposure to Enron (net of tax) and an allocation of transaction costs associated with both the terminated proposed merger with Enron and the execution of Project Alpha; and


  . Results for 2000 include gains of approximately $92 million (net of tax) on the sale of Accord and QF interests, offset by an allocated portion of the Illinova acquisition costs.

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


   Total electric power produced and sold during 2001 aggregated 361.8 million megawatt hours compared to 137.0 million and 79.3 million megawatt hours during 2000 and 1999, respectively. The 2001 and 2000 volumes reflect the impact of additional generating capacity. Total natural gas volumes sold increased to
12.5 billion cubic feet per day from 10.9 billion cubic feet per day in 2000 and 9.9 billion cubic feet per day in 1999. The 2001 increase in natural gas volumes sold reflects greater market origination, including sales to commercial and industrial customers, sales volumes on Dynegydirect and increased gas marketing in Canada. The 2000 increase in natural gas volumes sold reflects the increased demand by gas-fired generation, expanding European operations and greater volumes sold to Dynegy's retail alliances.


   As described in Note 19--Subsequent Events to the Consolidated Financial Statements, the Company is in the process of exiting third-party risk management aspects of the marketing and trading business. The WEN segment's future results of operations will be affected by this development.

Dynegy Midstream Services


   DMS reported net income of approximately $56 million for the year ended December 31, 2001 compared with net income of $16 million and $30 million in 2000 and 1999, respectively. Results of operations during the three-year period were influenced either positively or negatively by:


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

Transmission and Distribution


   The Transmission and Distribution segment was formed at the beginning of 2000 and reflects the transmission and distribution operations of IP acquired in the Illinova acquisition. The segment had net income of approximately $32 million for the year ended December 31, 2001 compared to net income of $46 million for the year ended December 31, 2000. Segment results in 2001 include approximately $9 million of after-tax severance and early retirement charges related to a restructuring at IP, offset by an approximate $10 million after-tax credit related to IP's exit from a nuclear mutual insurance company. The 2000 results include an approximate $2 million after-tax merger cost charge related to the Illinova acquisition. In addition to the severance and early retirement charges, operating income decreased in 2001 as a result of decreased industrial electricity revenues resulting from increased competition and an economic downturn, offset by weather-driven sales from electric residential and commercial customers. Additionally, operating expenses were slightly higher due to fees paid in connection with an independent system operator and bad debt expense, offset by lower general and administrative expenses.


Dynegy Global Communications


   This segment was formed at the beginning of the fourth quarter of 2000 and had $64 million and $12 million net losses for the years ended December 31, 2001 and 2000, respectively, resulting from start-up investments associated with the expansion of the Company's global communications business, which has operations in the U.S. and Europe.

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

Dynegy's Condensed Consolidated Cash Flows


                                                          2001    2000  1999
                                                         ------  -----  ----
                                                           ($ in millions)
   Operating Cash Flow:
   Net Income........................................... $  406  $ 436  $137
   Net Non-Cash Items Included in Net Income............    664    284   (72)
                                                         ------  -----  ----
   Operating Cash Flow Before Changes in Working Capital  1,070    720    65
   Changes in Working Capital...........................   (520)  (300)  (25)
                                                         ------  -----  ----
   Net Cash Provided by Operating Activities............ $  550  $ 420  $ 40
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

   In 2000, capital expenditures of approximately $1.1 billion primarily related to construction of power generation assets, improvements of existing facilities related to the T&D segment and investments associated with technology infrastructure. Also during 2000, Dynegy made investments in unconsolidated affiliates of approximately $142 million, while the $1.2 billion in business acquisitions in 2000 related primarily to the Illinova and Extant Inc. acquisitions. Proceeds from asset sales in 2000 of $876 million relate to sales of QFs and liquids assets.


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

Financing Activities


   Net cash inflows associated with financing activities in 2001 totaled approximately $3.5 billion.


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

   Financing activities in 2000 resulted in cash inflows of $1,131 million. Approximately $1.2 billion was raised through sales of common equity, $200 million of which includes purchases of Class B common stock by Chevron U.S.A. Inc. The proceeds of the equity sales, in addition to dispositions of non-strategic assets, proceeds from minority interest contribution and operational cash inflows, were used as long-term financing for the purchase of Illinova. The Company also issued $300 million of 8.125 percent Senior Notes due March 5, 2005. Further, IP redeemed $93 million of tax advantaged Monthly Income Preferred Securities. Also during 2000, proceeds from lease arrangements of approximately $250 million were used in the construction of two generation facilities and the U.S. fiber optic network. Other financing, net in 2000 relates primarily to the $850 million received from a third-party investor for a minority interest in Catlin LLC, which is consolidated by Dynegy. (See Note 10 to the consolidated financial statements for more information.)


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


Fair value of portfolio at January 1, 2001.................................... $ 398
Gains (losses) recognized through the income statement in the period, net/(1)/   647
Cash received related to contracts settled during the period, net.............  (201)
Changes in fair value as a result of a change in valuation technique/(2)/.....  (149)
Other changes in fair value, net/(3)/.........................................   240
                                                                               -----
Fair value of portfolio at December 31, 2001.................................. $ 935
                                                                               =====

--------
/(1)/ This amount includes approximately $300 million which represents management's estimate of the initial value of new contracts entered into in 2001.

/(2) /Dynegy corrected its modeling methodology effective the third quarter
     2001. This amount represents the difference in the value of the portfolio based on the previous methodology and the value as recorded based on the new methodology. This corrected curve methodology was applied beginning in the third quarter 2001, as this was the period in which the Company began to enter into longer-term power transactions in the United States. See description of the corrected methodology below.

/(3)/ Consists primarily of the effect of terminating the Company's commercial positions with Enron.


   The net risk management asset of $935 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net value of the risk management asset and liability accounts at December 31, 2001 from the previously reported amount of $712 million is primarily due to the following:


  . a $340 million increase due to the consolidation of ABG Gas Supply, an entity formed in connection with Project Alpha. This $340 million increase reflects the recognition of ABG Gas Supply's net risk-management assets on Dynegy's Consolidated Balance Sheet; and

  .   a $40 million reclassification of inventory.


These items are offset by a $149 million reduction resulting from the correction to the forward power curves.


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

   The Company has reviewed the applicability of the methodology utilized to estimate forward power curves based on the increasing term length of contractual arrangements within its U.S. power portfolio. Based on this assessment, the Company corrected its methodology utilized to estimate forward U.S. power curves effective for the third quarter 2001. The corrected power curve methodology incorporates forward energy prices derived from broker quotes and values from executed transactions to develop mathematical forward price curves for periods where broker quotes and transaction data cannot be obtained. Please read "Explanatory Note--Restatements" to the accompanying Consolidated Financial Statements for further discussion of this correction in methodology. The Company continues to apply its previous modeling methodology to its European power portfolio because of the lack of liquidity in that market.


Risk-Management Asset and Liability Disclosures

   The following chart depicts the mark-to-market value and cash flow components of the Company's net risk management assets and liabilities at December 31, 2001:

Net Risk-Management Asset and Liability Disclosures


                                                        At December 31, 2001
Risk-Management Assets and Liabilities/(1)/: ------------------------------------------
                                             Total  2002 2003 2004 2005 2006 Thereafter
($ in Millions)                              ------ ---- ---- ---- ---- ---- ----------
           Mark-to-Market/(2)/.............. $  901 $576 $113 $ 70 $21  $30     $ 91
           Cash Flow........................  1,304  646  154  112  53   58      281

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

/(2)/ The increase in the net value of the risk management assets and liabilities at December 31, 2001 from the previously reported amount of $678 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the correction to the forward power curve.


   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above. Approximately 97 percent of Dynegy's net risk-management asset value at December 31, 2001 was determined by market quotations or validation against industry posted prices.

Net Fair Value of Marketing Portfolio/(4)/


                                Total 2002 2003  2004  2005  2006 Thereafter
          ($ in Millions)       ----- ---- ----  ----  ----  ---- ----------
    Market Quotations/(1)/..... $663  $576 $ 50  $ 23  $(21) $(8)    $43
                                ----  ---- ----  ----  ----  ---     ---
    Other External Sources/(2)/ $213  $ -- $ 75  $ 60  $ 47  $35     $(4)
                                ----  ---- ----  ----  ----  ---     ---
    Prices Based on Models/(3)/ $ 25  $ -- $(12) $(13) $ (5) $ 3     $52
                                ----  ---- ----  ----  ----  ---     ---

--------
/(1)/ Prices obtained from actively traded, liquid markets.
/(2)/ Mid-term prices validated against industry posted prices.
/(3)/ See previous discussion of the Company's use of long-term models.

/(4) /The increase in the net fair value of the marketing portfolio at December
     31, 2001 from the previously reported amount of $678 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the correction to the forward power curve.

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

(1) Amounts have not been updated for the restatement items discussed in the Explanatory Note--Restatements to the accompanying Consolidated Financial Statements as such amounts cannot be retroactively recalculated.

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

   The following table displays the value of Dynegy's marketing portfolio, inclusive of hedging activities, at December 31, 2001:


                                                         Below
                                                       Investment
                                          Investment  Grade Credit
                                         Grade Credit  Quality or
                                           Quality      Unrated     Total
                                         ------------ ------------ ------
                                                  ($ in millions)
     Utilities and power generators.....    $ 474         $(26)    $  448
     Financial institutions.............     (106)           1       (105)
     Oil and gas producers..............      129          124        253
     Commercial and industrial companies      400           95        495
     Other..............................       52            6         58
                                            -----         ----     ------
     Value of portfolio before reserves.    $ 949         $200      1,149
                                            =====         ====     ------
     Credit and market reserves.........                             (248)
                                                                   ------
                                                                      901
     Other..............................                               34
                                                                   ------
     Net risk-management assets.........                           $  935
                                                                   ======



   The net risk management asset of $935 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net risk-management assets at

December 31, 2001 from the previously reported amount of $712 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the adjustments to the forward power curves.

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
                                                                  ====

Derivative Contracts

   The absolute notional contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows:

Absolute Notional Contract Amounts


                                                                         December 31,
                                                                   ------------------------
                                                                    2001     2000    1999
                                                                   ------- -------- -------
Natural Gas (Trillion Cubic Feet).................................  12.044    8.699   5.702
Electricity (Million Megawatt Hours)..............................  79.931  162.321  42.949
Natural Gas Liquids (Million Barrels).............................   5.655    6.410  19.902
Weather Derivatives (in thousands of $/ Degree Day)...............     190      385      --
Crude Oil (Million Barrels).......................................      --       --  35.554
Coal (Millions of Tons)...........................................    18.5     17.3      --
Fair Value Hedge Interest Rate Swaps (in Millions of U.S. Dollars) $   206 $     -- $    37
   Fixed Interest Rate Received on Swaps (Percent)................   5.284       --   8.210
Cash Flow Hedge Interest Rate Swaps (in millions of U.S. Dollars). $   100 $     -- $    --
   Fixed Interest Rate Paid on Swaps (Percent)....................   4.397       --      --
Interest Rate Risk-Management Contract............................ $   503 $     -- $    --
   Fixed Interest Rate Paid (Percent).............................   6.151       --      --
Interest Rate Risk-Management Contract............................ $   100 $     -- $    --
   Fixed Interest Rate Received (Percent).........................   4.370       --      --
U.K. Pound Sterling (in millions of U.S. Dollars)................. $   906 $     15 $    86
Average U.K. Pound Sterling Contract Rate (in U.S. Dollars)....... $1.4233 $ 1.4658 $1.6191
Euro Dollars (in millions of U.S. Dollars)........................ $    18 $     36 $    --
Average Euro Dollar Contract Rate (in U.S. Dollars)............... $0.8863 $ 1.0200 $    --
Canadian Dollar (in millions of U.S. Dollars)..................... $ 1,395 $    738 $   289
Average Canadian Dollar Contract Rate (in U.S. Dollars)........... $0.6435 $ 0.6768 $0.6775


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

                                  DYNEGY INC.

                                    PART IV


Exhibit
Number                                              Description
-------                                             -----------
  10.30 Subscription Agreement dated as of November 9, 2001 by and among Enron Corp., Northern
          National Gas Company and Dynegy Inc. (incorporated by reference to Exhibit 10.3 to the Current
          Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).
  10.31 Option Agreement dated as of November 9, 2001 by and among CGNN Holding Company, Inc.,
          MCTJ Holding Co. LLC, Enron Corp., Dynegy Holdings Inc. and, solely for the provisions of
          Section 5.1 thereof, Dynegy Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).
  10.32 Amendment to Option Agreement among CGNN Holding Company, Inc., MCTJ Holding Co. LLC,
          Enron Corp., Dynegy Holdings Inc. and Dynegy Inc. dated as of November 19 2001
          (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc.,
          File No. 1-15659, dated November 19, 2001).
  10.33 Purchase Option Agreement dated as of November 9, 2001 by and among CGNN Holding
          Company, Inc., MCTJ Holding Co. LLC, Northern Natural Gas Company, Enron Corp., Dynegy
          Holdings Inc. and Dynegy Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).
  10.34 Amendment to Purchase Option Agreement among CGNN Holding Company, Inc., MCTJ Holding
          Co. LLC, Northern Natural Gas Company, Enron Corp., Dynegy Holdings Inc. and Dynegy Inc.
          dated as of November 19, 2001 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 19, 2001).
  10.35 Series B Preferred Stock Subscription Agreement dated as of November 9, 2001 by and between
          ChevronTexaco Corp. and Dynegy Inc. (incorporated by reference to Exhibit 10.8 to the Current
          Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).
  10.36 Certificate of Designations of Series A Preferred Stock of Northern National Gas Company
          (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc.,
          File No. 1-15659, dated November 9, 2001).
  10.37 Certificate of Correction of Certificate of Designations of Series A Preferred Stock of Northern
          National Gas Company (incorporated by reference to Exhibit 99.3 to the Current Report on Form
          8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).
  10.38 Settlement Agreement among Dynegy Inc., Dynegy Holdings Inc., CGNN Holding Company, Inc.
          and MCTJ Holding Co. LLC dated as of January 3, 2002 (incorporated by reference to Exhibit
          99.1 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated January 3,
          2002).
  10.39 Agreement among Dynegy Inc., Dynegy Holdings Inc., Enron Corp. and Enron Transportation
          Services Co. dated as of January 3, 2002 (incorporated by reference to Exhibit 99.2 to the Current
          Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated January 3, 2002).
+  21.1 Subsidiaries of the Registrant.
+ +23.1 Consent of PricewaterhouseCoopers LLP.
 **99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 **99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



--------
+  Previously filed.

++ Consent of PricewaterhouseCoopers LLP.

* Exhibit omits certain information, which the Company has filed separately with the SEC pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

** Furnished herewith.

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


                         DYNEGY INC.

Date: April 11, 2003     By:                /s/  NICK J. CARUSO
                             -------------------------------
                             Nick J. Caruso, Executive Vice President and
                                       Chief Financial Officer

                           SECTION 302 CERTIFICATION

   I, Bruce A. Williamson, certify that:


      1. I have reviewed this Amendment No. 2 to the 2001 Annual Report on Form 10-K of Dynegy Inc. ("Amendment No. 2");



      2. Based on my knowledge, this Amendment No. 2 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2; and



      3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2, fairly presents in all material respects the financial condition, results of operations and cash flows of Dynegy Inc. as of, and for, the periods presented in this Amendment No. 2.



                                       /s/  Bruce A. Williamson
Date:  April 11, 2003            -------------------------------------
                                          Bruce A. Williamson
                                 President and Chief Executive Officer

                           SECTION 302 CERTIFICATION

   I, Nick J. Caruso, certify that:


    1. I have reviewed this Amendment No. 2 to the 2001 Annual Report on Form 10-K of Dynegy Inc. ("Amendment No. 2");



    2. Based on my knowledge, this Amendment No. 2 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2; and



    3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2, fairly present in all material respects the financial condition, results of operations and cash flows of Dynegy Inc. as of, and for, the periods presented in this Amendment No. 2.



                                     /s/  Nick J. Caruso
Date:  April 11, 2003            ----------------------------
                                        Nick J. Caruso
                                 Executive Vice President and
                                   Chief Financial Officer

                                  DYNEGY INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Page
                                                                                                  ----

Consolidated Financial Statements (Restated)

Report of Independent Accountants................................................................ F-2

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

Notes to Consolidated Financial Statements....................................................... F-7

Financial Statement Schedule (Restated)

Valuation and Qualifying Accounts................................................................ F-64

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Dynegy Inc.:



   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dynegy Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and this financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





   As discussed in Note 11, the Company is the subject of substantial litigation. The Company's ongoing liquidity, financial position and operating results may be adversely impacted by the nature, timing and amount of the resolution of such litigation. The consolidated financial statements do not include any adjustments, beyond existing accruals applicable under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," that might result from the ultimate resolution of such matters.



   See Note 9 for a discussion of the Company's plan with respect to the Series B Preferred Stock held by ChevronTexaco and its mandatory redemption date of November 13, 2003.



   As discussed in the Explanatory Note--Restatements, the consolidated financial statements, which were originally audited by other independent accountants who have ceased operations, include restatements of the Company's previously filed consolidated financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. As disclosed in the Explanatory Note--Restatements, the Company has reduced its retained earnings at December 31, 1998 from amounts previously reported on by other independent accountants in the amount of $55 million.



   As discussed in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.



PricewaterhouseCoopers LLP


Houston, Texas


April 9, 2003

                                  DYNEGY INC.

                          CONSOLIDATED BALANCE SHEETS


                                  (RESTATED)





                      See Explanatory Note--Restatements



                                                                                                       December 31, December 31,
                                                                                                           2001         2000
                                                                                                       ------------ ------------
                                                                                                             (in millions,
                                                                                                          except share data)
ASSETS
Current Assets
Cash and cash equivalents.............................................................................   $   208      $    59
Restricted cash.......................................................................................        28           27
Accounts receivable, net of allowance for doubtful accounts of $113 million and $69 million,
 respectively.........................................................................................     3,083        4,717
Accounts receivable, affiliates.......................................................................        36          209
Inventories...........................................................................................       256          280
Assets from risk-management activities................................................................     3,953        5,222
Prepayments and other assets..........................................................................     1,392          313
                                                                                                         -------      -------
      Total Current Assets............................................................................     8,956       10,827
                                                                                                         -------      -------
Property, Plant and Equipment.........................................................................    10,135        7,730
Less: accumulated depreciation........................................................................      (934)        (649)
                                                                                                         -------      -------
                                                                                                           9,201        7,081
Other Assets
Investments in unconsolidated affiliates..............................................................       944          799
Investment in Northern Natural Gas Company............................................................     1,501           --
Assets from risk-management activities................................................................     2,214        1,794
Intangible assets, net of amortization................................................................     1,561        1,449
Other assets..........................................................................................       791          712
                                                                                                         -------      -------
      Total Assets....................................................................................   $25,168      $22,662
                                                                                                         =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable......................................................................................   $ 2,064      $ 4,676
Accounts payable, affiliates..........................................................................        38           67
Accrued liabilities and other.........................................................................     2,617          715
Liabilities from risk-management activities...........................................................     3,361        4,710
Current portion of long-term debt and transitional funding trust notes................................       458          118
                                                                                                         -------      -------
      Total Current Liabilities.......................................................................     8,538       10,286
                                                                                                         -------      -------
Long-Term Debt........................................................................................     4,500        3,151
Other Liabilities
Transitional funding trust notes......................................................................       516          603
Liabilities from risk-management activities...........................................................     1,871        1,908
Deferred income taxes.................................................................................     1,568        1,240
Other long-term liabilities...........................................................................     1,070          665
                                                                                                         -------      -------
      Total Liabilities...............................................................................    18,063       17,853
                                                                                                         -------      -------
Minority Interest (Note 10)...........................................................................     1,040        1,022
Serial Preferred Securities of a Subsidiary (Note 9)..................................................        46           46
Company Obligated Preferred Securities of Subsidiary Trust (Note 9)...................................       200          300
Series B Convertible Preferred Securities (Note 9)....................................................       882           --
Commitments and Contingencies (Note 11)...............................................................
Stockholders' Equity..................................................................................
Class A common stock, no par value, 900,000,000 and 300,000,000 shares authorized at December 31,
 2001 and 2000, respectively; 269,984,456 and 237,390,802 shares issued and outstanding at December
 31, 2001 and 2000, respectively......................................................................     2,786        2,152
Class B common stock, no par value, 360,000,000 and 120,000,000 shares authorized at December 31,
 2001 and 2000, respectively; 86,499,914 and 85,330,544 shares issued and outstanding at December 31,
 2001 and 2000, respectively..........................................................................       801          760
Additional paid-in capital (Note 9)...................................................................       688           15
Subscriptions receivable (Note 13)....................................................................       (38)          --
Accumulated other comprehensive loss, net of tax......................................................       (27)         (15)
Retained earnings.....................................................................................       798          532
Less: treasury stock, at cost: 1,766,800 and 70,000 shares at December 31, 2001 and 2000, respectively       (71)          (3)
                                                                                                         -------      -------
      Total Stockholders' Equity......................................................................     4,937        3,441
                                                                                                         -------      -------
Total Liabilities and Stockholders' Equity............................................................   $25,168      $22,662
                                                                                                         =======      =======

                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (RESTATED)





                      See Explanatory Note--Restatements



                                                                      Year Ended December 31,
                                                                     -------------------------
                                                                       2001     2000     1999
                                                                     -------  -------  -------
                                                                           (in millions,
                                                                       except per share data)
Revenues............................................................ $42,613  $29,327  $15,410
Cost of sales (exclusive of depreciation shown below)...............  40,812   27,934   14,900
Depreciation and amortization expense...............................     488      393      115
Loss (gain) on asset sales..........................................     (36)    (132)     (50)
General and administrative expenses.................................     547      345      219
                                                                     -------  -------  -------
Operating income....................................................     802      787      226
Earnings of unconsolidated affiliates...............................     217      205       80
Other income........................................................      80       52       12
Interest expense....................................................    (270)    (251)     (78)
Other expenses......................................................     (13)     (30)     (15)
Minority interest expense...........................................     (78)     (52)     (11)
Accumulated distributions associated with trust preferred securities     (22)     (29)     (17)
                                                                     -------  -------  -------
Income before income taxes..........................................     716      682      197
Income tax provision................................................     312      246       60
                                                                     -------  -------  -------
Income from operations..............................................     404      436      137
Cumulative effect of change in accounting principle.................       2       --       --
                                                                     -------  -------  -------
NET INCOME.......................................................... $   406  $   436  $   137
                                                                     -------  -------  -------
Net income.......................................................... $   406  $   436  $   137
Less: preferred stock dividends.....................................      42       35       --
                                                                     -------  -------  -------
Net income applicable to common stockholders........................ $   364  $   401  $   137
                                                                     =======  =======  =======
Net Income Per Share:
Basic earnings per share............................................ $  1.12  $  1.33  $  0.64
                                                                     =======  =======  =======
Diluted earnings per share.......................................... $  1.07  $  1.27  $  0.60
                                                                     =======  =======  =======
Basic shares outstanding............................................     326      302      213
                                                                     =======  =======  =======
Diluted shares outstanding..........................................     340      315      230
                                                                     =======  =======  =======



                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (RESTATED)





                      See Explanatory Note--Restatements



                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                          2001     2000    1999
                                                                        -------  -------  -----
                                                                             (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................. $   406  $   436  $ 137
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment..............     486      362     93
   Earnings from unconsolidated investments, net of cash distributions.    (117)     (87)   (14)
   Risk-management activities..........................................     (17)    (145)  (174)
   Deferred income taxes...............................................     242      170     57
   Gain on asset sales, net............................................     (36)    (132)   (50)
   Reserve for doubtful accounts.......................................      55       45     --
   Income tax benefit from stock option exercise and other.............      51       71     16
Change in assets and liabilities resulting from operating activities:
   Accounts receivable.................................................   1,622   (5,060)  (428)
   Inventories.........................................................      24     (129)   (20)
   Prepayments and other assets........................................    (183)      93     51
   Accounts payable and accrued liabilities............................  (2,011)   4,870    404
Other, net.............................................................      28      (74)   (32)
                                                                        -------  -------  -----
Net cash provided by operating activities..............................     550      420     40
                                                                        -------  -------  -----
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...................................................  (2,551)  (1,071)  (437)
Investment in unconsolidated affiliates................................  (1,533)    (142)   (84)
Business acquisitions, net of cash acquired............................    (603)  (1,202)    --
Proceeds from asset sales..............................................   1,078      876     81
Other investing, net...................................................    (219)      --     49
                                                                        -------  -------  -----
Net cash used in investing activities..................................  (3,828)  (1,539)  (391)
                                                                        -------  -------  -----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings.....................................   1,537      570    469
Repayments of long-term borrowings.....................................    (504)    (359)   (44)
Net cash flow from commercial paper and money market lines of credit...     599     (906)   (42)
Increase in restricted cash............................................      (1)     (27)    --
Proceeds from sale of capital stock, options and warrants..............     604    1,216     22
Proceeds from issuance of convertible preferred stock..................   1,500       --     --
Purchase of treasury stock.............................................     (68)      (3)    --
Redemption of Illinois Power Preferred Securities......................    (100)     (93)    --
Dividends and other distributions, net.................................     (98)    (112)    (8)
Other financing, net...................................................     (19)     845      2
                                                                        -------  -------  -----
Net cash provided by financing activities..............................   3,450    1,131    399
Effect of exchange rates on cash.......................................     (23)     (29)    --
Net increase (decrease) in cash and cash equivalents...................     149      (17)    48
Cash and cash equivalents, beginning of year...........................      59       76     28
                                                                        -------  -------  -----
Cash and cash equivalents, end of year................................. $   208  $    59  $  76
                                                                        =======  =======  =====


                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                  (RESTATED)





                      See Explanatory Note--Restatements



                                       Preferred Stock  Common Stock                           Treasury
                                       --------------  -------------  Paid In       Retained ------------
                                       Shares  Amount  Shares Amount  Capital Other Earnings Shares Amount  Total
                                       ------  ------  ------ ------  ------- ----- -------- ------ ------ ------
                                                                     (in millions)
December 31, 1998.....................    5     $ 75    211   $    1   $ 935  $ --   $  79     (2)   $(17) $1,073
Comprehensive income:
   Net income.........................   --       --     --       --      --    --     137     --      --     137
                                                                                                           ------
Total comprehensive income............                                                                        137
Options exercised.....................   --       --      5       --      22    --      --     --      --      22
Dividends and other distributions.....   --       --     --       --      --    --      (8)    --      --      (8)
401(k) plan and profit sharing stock..   --       --      1       --      10    --      --     --      --      10
Options granted.......................   --       --     --       --       6    --      --     --      --       6
                                         --     ----    ---   ------   -----  ----   -----     --    ----  ------
December 31, 1999.....................    5     $ 75    217   $    1   $ 973  $ --   $ 208     (2)   $(17) $1,240
Comprehensive income:
   Net income.........................   --       --     --       --      --    --     436     --      --     436
   Other comprehensive loss, net of
    tax...............................   --       --     --       --      --   (15)     --     --      --     (15)
                                                                                                           ------
Total comprehensive income............                                                                        421
Illinova acquisition..................    1      (75)    59    1,817    (973)   --      --      2      17     786
Common Stock issued...................   --       --     23      858      --    --      --     --      --     858
Preferred Stock conversion............   (6)      --     12       --      --    --      --     --      --      --
Extant acquisition....................   --       --      2       67      --    --      --     --      --      67
Options exercised.....................   --       --      9      157      --    --      --     --      --     157
Dividends and other distributions.....   --       --     --       --      --    --    (112)    --      --    (112)
401(k) plan and profit sharing stock..   --       --      1       12      --    --      --     --      --      12
Options granted.......................   --       --     --       --      15    --      --     --      --      15
Treasury stock........................   --       --     --       --      --    --      --     --      (3)     (3)
                                         --     ----    ---   ------   -----  ----   -----     --    ----  ------
December 31, 2000.....................   --     $ --    323   $2,912   $  15  $(15)  $ 532     --    $ (3) $3,441
Comprehensive income:
   Net income.........................   --       --     --       --      --    --     406     --      --     406
   Other comprehensive loss, net of
    tax...............................   --       --     --       --      --   (12)     --     --      --     (12)
                                                                                                           ------
Total comprehensive income............                                                                        394
Common Stock issued...................   --       --     31      605      --    --      --     --      --     605
Subscriptions receivable..............   --       --     --      (38)     --    --      --     --      --     (38)
Implied dividend on Series B Preferred
 Stock................................   --       --     --       --     660    --      --     --      --     660
Options exercised.....................   --       --      3       57      --    --      --     --      --      57
Dividends and other distributions.....   --       --     --       --      --    --    (140)    --      --    (140)
401(k) plan and profit sharing stock..   --       --     --       13      --    --      --     --      --      13
Options granted.......................   --       --     --       --      13    --      --     --      --      13
Treasury stock........................   --       --     --       --      --    --      --      2     (68)    (68)
                                         --     ----    ---   ------   -----  ----   -----     --    ----  ------
December 31, 2001.....................   --     $ --    357   $3,549   $ 688  $(27)  $ 798      2    $(71) $4,937
                                         ==     ====    ===   ======   =====  ====   =====     ==    ====  ======



                See Notes to Consolidated Financial Statements.

                                  DYNEGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (RESTATED)



EXPLANATORY NOTE--RESTATEMENTS



   This Amendment No. 2 on Form 10-K/A includes restatements of the Company's consolidated financial statements for each of the three years in the period ended December 31, 2001. These restated financial statements contain corrections to the Company's 2001, 2000 and 1999 financial statements previously filed with Dynegy's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 to Dynegy's Annual Report for the year ended December 31, 2001, which was filed on February 14, 2003. The restatements relate to the following items:


  .   the Project Alpha structured natural gas transaction,

  . a balance sheet reconciliation project relating principally to the Company's natural gas marketing business,


  . corrections to the Company's previous hedge accounting for certain contracts resulting in the Company accounting for these contracts pursuant to the mark-to-market method under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("Statement No. 133"); in addition, the Company determined that it had incorrectly accounted for certain derivative transactions prior to the adoption of Statement No. 133,


  .   the valuation used in the Company's 2000 acquisition of Extant, Inc.,


  . the restatement of the Company's forward power curve methodology to reflect forward power and market prices more closely,



  . the recognition of additional assets, accrued liabilities and debt associated with certain lease arrangements, as well as depreciation and amortization expense for the related assets,



  . a correction to the measurement date relating to the implied dividend the Company previously recorded related to the in-the-money beneficial conversion option in the $1.5 billion in Series B preferred stock issued to ChevronTexaco in November 2001,



  . the recognition of an other-than-temporary decline in value of a technology investment in the third quarter of 2001 rather than the second quarter of 2002,



  .   corrections to our previous accounting for income taxes, and



  . other adjustments that arose during the re-audit of the Company's 1999-2001 financial statements.



   Quarterly information in this Explanatory Note is unaudited. Specifically, the restatements are as follows:





   Project Alpha. Dynegy entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Alpha Form 8-K"), Dynegy restated the cash flow associated with the related gas supply contract as a financing activity in its Consolidated Statement of Cash Flows for 2001. The effect of this restatement was to reclassify approximately $290 million of previously disclosed 2001 operating cash flow to financing cash flow. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen LLP ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of cash flow from operations to cash flow from financing lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax

                                  DYNEGY INC.

                                  (RESTATED)


opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of approximately $79 million ($0.23 per diluted share) of tax benefit previously recognized by the Company during the 2001 period. Andersen further advised the Company that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion has been withdrawn. Dynegy subsequently concluded that its 2001 restated consolidated financial statements would include the consolidation of ABG Gas Supply, LLC ("ABG"), one of the entities formed in connection with the transaction. The consolidation of ABG is included herein based on compilations of financial information received from an agent of ABG's equity holders. The most significant impact of this consolidation is to increase Dynegy's consolidated indebtedness by approximately $280 million and to increase net risk management assets by $340 million, in each case at December 31, 2001. This $340 million increase reflects the recognition of ABG's net risk-management assets on Dynegy's Consolidated Balance Sheet.



   The table below reflects the quarterly and year-to-date impact of the Project Alpha restatements on net income as originally reported:


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


   Balance Sheet Reconciliation Project. Dynegy originally recognized an after-tax charge of approximately $80 million ($124 million pre-tax) in the second quarter 2002 related to a balance sheet reconciliation project undertaken by the Company at the beginning of 2002. The charge related principally to the Company's natural gas marketing business and was associated with the process of reconciling accrued to actual results. Accrual accounting for natural gas marketing involves the estimation of gas volumes bought, sold, transported and stored, as well as the subsequent reconciliation of estimated to actual volumes. The Company has restated its financial statements to allocate this $80 million charge from the second quarter 2002 back to the periods in which the transactions giving rise to the charge originally occurred. The table below reflects the impact on net income of this restatement. The table below reflects revisions to the table originally included in the Company's Current Report on Form 8-K dated November 14, 2002. The effect of these revisions is to re-allocate the charge among the periods presented.



                                                               Six                 Twelve
                     Three    Three     Three        Three    Months               Months
                     Months  Months     Months      Months    Ended  Nine Months   Ended
                     Ended    Ended     Ended        Ended     June     Ended     December
                    March 31 June 30 September 30 December 31   30   September 30    31
         -          -------- ------- ------------ ----------- ------ ------------ --------
                                               ($ in millions)
1998 and prior.....                                                                 $(33)
1999...............   $(12)   $  3       $ 4         $  9      $(9)      $(5)          4
2000...............     (7)      3         1          (35)      (4)       (3)        (38)
2001...............     22     (18)       (4)         (26)       4        --         (26)
2002...............      4       9        --           --       13        13          13
                                                                                    ----
Total Re-allocation                                                                 $(80)
                                                                                    ====

                                  DYNEGY INC.

                                  (RESTATED)



   The restatement decreased diluted earnings per share by $0.08, decreased diluted earnings per share by $0.12 and increased diluted earnings per share by $0.02 for the years ended December 31, 2001, 2000 and 1999, respectively.



   Corrected Hedge Accounting. The Company adopted Statement No. 133 effective January 1, 2001 and reflected certain contracts as cash flow hedges upon such adoption. Management has subsequently determined that following the initial adoption of Statement No. 133, the documentation of compliance requirements under the standard, particularly as it relates to documentation and the periodic assessment of hedge effectiveness, was inadequate to support the accounting method previously applied. In addition, the Company determined that it had incorrectly accounted for certain derivative transactions prior to the adoption of Statement No. 133. The resulting restatement reflects the accounting for these contracts on a mark-to-market basis rather than on the deferred basis previously employed. The correction in the accounting method for these contracts increased previously reported 1999 net income by $2 million ($0.01 per diluted share), decreased previously reported 2000 net income by approximately $19 million ($0.06 per diluted share) and increased previously reported 2001 net income by approximately $45 million ($0.13 per diluted share). This correction had no impact on previously reported cash flows from operations in any period.



   The table below reflects the impact of this restatement on net income as originally reported:



      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
1999   $--     $ --       $ --        $  2       $--       $--         $  2
2000    19       14        (14)        (38)       33        19          (19)
2001    15      (12)         5          37         3         8           45



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


   Restated Forward Power Curve Methodology. The Company values substantially all of its natural gas marketing, power marketing and portions of its natural gas liquids marketing operations under a mark-to-market accounting methodology. The estimated fair value of the marketing and trading portfolio is computed by multiplying all existing positions in the portfolio by estimated prices, reduced by a LIBOR-based time value of

                                  DYNEGY INC.

                                  (RESTATED)



money adjustment and deduction of reserves for credit, price and market liquidity risks. Dynegy uses a combination of market quotes, derivatives of market quotes and proprietary models to periodically value this portfolio as required by generally accepted accounting principles. Market quotes are used for near-term transactions, where such quotes are generally available; derivatives of market quotes are used for mid-term transactions, where broker quotes are only marginally available; and proprietary models are used for long-term transactions, where broker quotes or other objective pricing indicators typically are not available. Beginning in the third quarter 2001, the Company began to enter into longer-term power transactions in the United States with respect to which no broker quotes or other market data was available; consequently, the Company applied a proprietary model to estimate forward prices and, in turn, the fair market value of these longer-term power transactions.



   During January 2003, in connection with the re-audit of the Company's 1999-2001 financial statements and an assessment of various accounting policies, the Company reconsidered the model-based methodology used to value the portions of its power marketing and trading portfolio for which broker quotes were not available. Under the Company's prior methodology, forward curves used to calculate the value of its long-term U.S. power contracts were derived from a proprietary model based on a required rate of return on investments in new generation facilities. This methodology had been confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters. The primary disadvantage of this methodology is that, in certain circumstances, it may not reflect true market prices in future years. After reconsidering the appropriateness of this methodology in light of changing industry circumstances in late January 2003 the Company determined that, beginning with the third quarter 2001, its prior forward power curve methodology failed to appropriately reflect the value of its long-term power contracts.



   Upon making this determination, the Company corrected the forward power curve methodology it used to estimate the fair market value of its U.S. power marketing and trading portfolio. This corrected methodology incorporates forward energy prices derived from broker quotes and values from executed transactions to estimate forward price curves for periods where broker quotes and transaction data cannot be obtained. Further, the Company determined that in order to adequately reflect its results, it was appropriate to restate its prior period financial statements, beginning with the third quarter 2001, to reflect the corrected methodology.



   This correction in the methodology resulted in a $94 million ($0.28 per diluted share) reduction to previously reported 2001 net income.



   The table below reflects the impact of this restatement on net income as originally reported:


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

                                  DYNEGY INC.

                                  (RESTATED)





   Restated Lease Accounting. The Company previously accounted for seven generation lease arrangements and one communications lease arrangement as operating leases. Its previous accounting treatment of these lease arrangements, which was confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters, reflected its belief that these arrangements satisfied the applicable generally accepted accounting principles ("GAAP") requirements so as to justify their treatment as operating leases. However, these requirements are very technical and subject to a high degree of interpretation. During the course of the re-audit of the Company's financial statements for 1999-2001, the Company analyzed its accounting for these arrangements and considered a variety of factors, including interpretations of the applicable GAAP requirements. Upon completion of this analysis and discussions with PricewaterhouseCoopers LLP, in January 2003, the Company determined it was necessary to correct its accounting for these lease arrangements to recognize on its balance sheet the related assets as of the inception of six of these arrangements. Although the Company previously amended the agreements relating to six generation lease arrangements so as to require them to be treated as capital leases in the second quarter 2002, the restatement of the accounting originally applied to these arrangement results in the recognition of the related assets as of an earlier date. Consequently, the Company's previously reported net income for 2001 is reduced by approximately $9 million ($0.03 per diluted share), reflecting the recognition of depreciation and amortization expenses associated with the related assets. In addition, balance sheet amounts have been adjusted for this change as follows:


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


   The table below reflects the impact of this restatement on net income as originally reported:


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


   Change in Implied Preferred Dividends. In November 2001, the Company issued $1.5 billion in Series B preferred stock to ChevronTexaco. This preferred stock is convertible by ChevronTexaco into shares of Dynegy's Class B common stock at a conversion price of $31.64. This conversion price represents an approximate 5% discount to the Company's stock price on November 7, 2001, the date the conversion price was negotiated. Based on the implied value of this beneficial conversion option as of November 7, Dynegy recognized a $65 million preferred stock dividend to be amortized over the two-year period leading up to the mandatory redemption date for the shares. During the course of the three-year re-audit, we analyzed our accounting for the beneficial conversion option and determined it necessary to correct the commitment date used for valuing this beneficial conversion option to November 13, 2001, the date ChevronTexaco funded and

                                  DYNEGY INC.

                                  (RESTATED)


consummated its preferred stock purchase and the preferred securities were issued. The Company's stock price increased significantly between November 7 and November 13 after the announcement of the proposed Enron Corp. merger. As a result of the increase in the implied value of ChevronTexaco's beneficial conversion option, the restated preferred stock dividend amount is calculated based on a two-year amortization of the beneficial conversion option's implied value of approximately $660 million--an increase of approximately $595 million over the $65 million originally reported. Net income available to common stockholders as originally reported for 2001 is accordingly reduced by approximately $39 million ($0.11 per diluted share) as a result of this commitment date change.



   The table below reflects the impact of this restatement on net income available to common stockholders as originally reported. The adjustment had no impact on net income or cash flows.


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


   Valuation of Technology Investment. We acquired the common stock of a technology investment in the second quarter 2000. In the second quarter 2002, after several quarters of declines in the market price of the investment, we determined that the decline in value was other-than-temporary. As such, we recognized a $12 million after-tax charge ($0.04 per diluted share) during the second quarter 2002. Upon further review, we determined that we incorrectly delayed recognition of the charge associated with this investment, as the decline in value through September 30, 2001 met the "other-than-temporary" threshold. Therefore, we have restated the financial statements to record the impairment in the third quarter 2001.



   The table below reflects the impact of this restatement on net income as originally reported:



      Three    Three     Three        Three      Six       Nine       Twelve
      Months  Months     Months      Months    Months     Months      Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--      $--       $(12)        $--       $--       $(12)       $(12)



   Correction for Income Taxes. During the course of the re-audit of our 1999-2001 financial statements, we determined that we made errors in accounting for certain tax matters. These errors related to book-tax basis differences that were reflected as permanent differences as opposed to temporary differences, the failure to record differences between the amounts recognized as income tax provision and the amounts actually reflected in the applicable income tax returns, adjustments related to book and tax-basis balance sheet reconciliations and changes in estimates of tax contingencies. We have restated our financial statements to correct these errors, resulting in additional deferred tax expense as further detailed below.

                                  DYNEGY INC.

                                  (RESTATED)



   The table below reflects the impact of these restatements on net income as originally reported:



                Three    Three     Three        Three      Six                  Twelve
                Months  Months     Months      Months    Months  Nine Months    Months
                Ended    Ended     Ended        Ended     Ended     Ended        Ended
               March 31 June 30 September 30 December 31 June 30 September 30 December 31
               -------- ------- ------------ ----------- ------- ------------ -----------
1998 and prior                                                                   $(19)
1999..........   $(2)     $--       $--         $ --       $(2)      $ (2)         (2)
2000..........    (7)      --        --           (5)       (7)        (7)        (12)
2001..........    (5)      (3)       (3)         (26)       (8)       (11)        (37)



   Other Adjustments Arising During the Re-Audit. The Company has restated its 1999-2001 financial statements to correct various errors in our historical financial statements that we discovered during the course of the re-audit.
These restatements, which principally relate to the timing on which various transactions were recorded in the ordinary course of business, result in increases (reductions) to previously reported 1999, 2000 and 2001 net income of approximately $(19) million ($(0.09) per diluted share), $4 million ($0.01 per diluted share) and $(30) million ($(0.09) per diluted share), respectively. The $19 million reduction to previously reported 1999 net income primarily related to the following items impacting the WEN and DMS segments: a purchase accounting adjustment relating to a prior acquisition, and adjustments impacting the timing on which certain items were previously recognized relating to inventory valuations, intercompany balances and the power marketing business.



   The table below reflects the impact of these restatements on net income as originally reported:



                Three    Three     Three        Three      Six                  Twelve
                Months  Months     Months      Months    Months  Nine Months    Months
                Ended    Ended     Ended        Ended     Ended     Ended        Ended
               March 31 June 30 September 30 December 31 June 30 September 30 December 31
               -------- ------- ------------ ----------- ------- ------------ -----------
                                            ($ in millions)
1998 and prior                                                                   $ (3)
1999..........   $ 15    $ (9)      $ (9)       $(16)     $  6       $ (3)        (19)
2000..........      9       3        (13)          5        12         (1)          4
2001..........    (16)    (47)        29           4       (63)       (34)        (30)



   Adjustments to Previously Announced Restatements. Since the filing of its Amendment No. 1 to Form 10-K on February 14, 2003, the Company has determined that additional adjustments to its 1999, 2000 and 2001 financial statements are required. These adjustments are due primarily to corrections in accounting for income taxes and further changes to two previously announced restatement items--further adjustments related to Statement No. 133 and further adjustments arising during the re-audit. The net effect of these further restatement items is to reduce 2001 net income as previously reported by approximately $15 million, reduce 2000 net income as previously reported by $58 million and increase 1999 net income as previously reported by $19 million.

                                  DYNEGY INC.

                                  (RESTATED)


   The following table reconciles selected financial data as reported in various filings:



                             Form 10-K                       Form 8-K               Form 8-K              Form 10-K/A
                               filed                          filed                   filed                  filed
                             March 13,   Adjustment and    November 14,            January 31,            February 14,
                               2002    Reclassification(2)     2002     Adjustment   2003(1)   Adjustment     2003
                             --------- ------------------- ------------ ---------- ----------- ---------- ------------
                                            ($ in millions, except earnings (losses) per diluted share)
Selected Balance Sheet Data
December 31, 2001
   Current Assets...........  $ 9,507        $  437          $ 9,944                             $   40     $ 9,984
   Total Assets.............   24,874           841           25,715                                586      26,301
   Current Liabilities......    8,555           637            9,192                                414       9,606
   Total Liabilities........   17,396         1,016           18,412                                707      19,119
   Stockholders' Equity.....    4,719          (185)           4,534                                480       5,014
December 31, 2000
   Current Assets...........  $10,150        $  (33)         $10,117                             $  (36)    $10,081
   Total Assets.............   21,406           (56)          21,350                                334      21,684
   Current Liabilities......    9,379            56            9,435                                 46       9,481
   Total Liabilities........   16,444            22           16,466                                353      16,819
   Stockholders' Equity.....    3,598           (78)           3,520                                (23)      3,497
Results of Operations
Year ended December 31, 2001
   Net Income (Loss)........  $   648        $ (109)         $   539      $ (107)     $ 432      $  (11)    $   421
   Net Income (Loss)
    Applicable to Common
    Stockholders............      645          (109)             536        (145)       391         (12)        379
   Earnings (Losses) Per
    Diluted Share...........  $  1.90        $(0.32)         $  1.58      $(0.43)     $1.15      $(0.04)    $  1.11
Year ended December 31, 2000
   Net Income (Loss)........  $   501        $  (17)         $   484                             $   10     $   494
   Net Income (Loss)
    Applicable to Common
    Stockholders............      466           (17)             449                                 10         459
   Earnings (Losses) Per
    Diluted Share...........  $  1.48        $(0.05)         $  1.43                             $ 0.03     $  1.46
Year ended December 31, 1999
   Net Income (Loss)........  $   152        $   (4)         $   148                             $  (30)    $   118
   Net Income (Loss)
    Applicable to Common
    Stockholders............      152            (4)             148                                (30)        118
   Earnings (Losses) Per
    Diluted Share...........  $  0.66        $(0.02)         $  0.64                             $(0.13)    $  0.51
Selected Cash Flow Data
Year ended December 31, 2001
   Operating Cash Flow......  $   811        $ (291)         $   520                             $   15     $   535
   Investing Cash Flow......   (3,413)           --           (3,413)                              (423)     (3,836)
   Financing Cash Flow......    2,734           291            3,025                                423       3,448
Year ended December 31, 2000
   Operating Cash Flow......  $   438        $   --          $   438                             $  (28)    $   410
   Investing Cash Flow......   (1,304)           --           (1,304)                              (254)     (1,558)
   Financing Cash Flow......      907            --              907                                237       1,144
Year ended December 31, 1999
   Operating Cash Flow......  $     9        $   --          $     9                             $   31     $    40
   Investing Cash Flow......     (319)           --             (319)                               (72)       (391)
   Financing Cash Flow......      327            --              327                                 72         399


                                                 Form 10-K/A
                                                    filed
                               Adjustment and     April 11,
                             Reclassification(3)    2003
                             ------------------- -----------

Selected Balance Sheet Data
December 31, 2001
   Current Assets...........       $(1,028)        $ 8,956
   Total Assets.............        (1,133)         25,168
   Current Liabilities......        (1,068)          8,538
   Total Liabilities........        (1,056)         18,063
   Stockholders' Equity.....           (77)          4,937
December 31, 2000
   Current Assets...........       $   746         $10,827
   Total Assets.............           978          22,662
   Current Liabilities......           805          10,286
   Total Liabilities........         1,034          17,853
   Stockholders' Equity.....           (56)          3,441
Results of Operations
Year ended December 31, 2001
   Net Income (Loss)........       $   (15)        $   406
   Net Income (Loss)
    Applicable to Common
    Stockholders............           (15)            364
   Earnings (Losses) Per
    Diluted Share...........       $ (0.04)        $  1.07
Year ended December 31, 2000
   Net Income (Loss)........       $   (58)        $   436
   Net Income (Loss)
    Applicable to Common
    Stockholders............           (58)            401
   Earnings (Losses) Per
    Diluted Share...........       $ (0.19)        $  1.27
Year ended December 31, 1999
   Net Income (Loss)........       $    19         $   137
   Net Income (Loss)
    Applicable to Common
    Stockholders............            19             137
   Earnings (Losses) Per
    Diluted Share...........       $  0.09         $  0.60
Selected Cash Flow Data
Year ended December 31, 2001
   Operating Cash Flow......       $    15         $   550
   Investing Cash Flow......             8          (3,828)
   Financing Cash Flow......             2           3,450
Year ended December 31, 2000
   Operating Cash Flow......       $    10         $   420
   Investing Cash Flow......            19          (1,539)
   Financing Cash Flow......           (13)          1,131
Year ended December 31, 1999
   Operating Cash Flow......       $    --         $    40
   Investing Cash Flow......            --            (391)
   Financing Cash Flow......            --             399

--------

(1) The Form 8-K filed January 31, 2003 only included 2001 results of operations data. As a result, the only adjustments associated with such Form 8-K relate to 2001 results of operations.


(2) This column includes increases to the December 31, 2001 balances of current assets, total assets, current liabilities and total liabilities of $223 million, $301 million, $314 million and $313 million, respectively and a decrease to stockholders' equity of $12 million related to reclassifications to the December 31, 2001 balance sheet to conform to December 31, 2002 balance sheet classifications.


(3) This column includes increases (decreases) to the operating cash flow, investing cash flow and financing cash flow data of $15 million, $8 million and $2 million, respectively, for the year ended December 31, 2001 and $30 million, $(1) million and $(13) million, respectively, for the year ended December 31, 2000 to conform to cash flow classifications for the year ended December 31, 2002.

                                  DYNEGY INC.

                                  (RESTATED)





   PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MARCH 13, 2002 (THE DATE ON WHICH DYNEGY FILED ITS 2001 FORM 10-K). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 13, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.


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

Note 2--ACCOUNTING POLICIES


   The accounting policies of Dynegy conform to generally accepted accounting principles in the United States. The more significant of such accounting policies are described below. The preparation of the consolidated financial statements in conformity with GAAP requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates.


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

                                  DYNEGY INC.

                                  (RESTATED)

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


   Inventories. Inventories consisted primarily of natural gas in storage of $50 million and $89 million, NGLs of $49 million and $129 million and coal of $62 million and $24 million at December 31, 2001 and 2000, respectively, and crude oil of $19 million at December 31, 2001. Such inventory is valued at the lower of weighted average cost or at market. Materials and supplies inventory of $76 million and $38 million at December 31, 2001 and 2000, respectively, is carried at the lower of cost or market using the specific-identification method.


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


   Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired. Gains and losses on the sale of individual assets are reflected in Loss (gain) on asset sales in the Consolidated Statement of Operations. Through the end of the period, the Company has reviewed the carrying value of its long-lived assets

                                  DYNEGY INC.

                                  (RESTATED)

in accordance with provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("Statement No. 121"). In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on the Company's financial position or results of operations.

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

                                  DYNEGY INC.

                                  (RESTATED)


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

                                  DYNEGY INC.

                                  (RESTATED)


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

                                  DYNEGY INC.

                                  (RESTATED)


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

                                  DYNEGY INC.

                                  (RESTATED)

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

                                  DYNEGY INC.

                                  (RESTATED)



   Based on these policies, its current exposures and its credit reserves, Dynegy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance. As a result of Enron Corp.'s ("Enron") bankruptcy, the Company reserved an after-tax amount of $84 million in the fourth quarter of 2001 related to the Company's net exposure for commercial transactions with the bankrupt enterprise. The global netting agreement between Dynegy and Enron as well as the valuation of these commercial transactions covered by the agreement are subject to approval from the bankruptcy court.


   The following table displays the value of Dynegy's marketing transactions at December 31, 2001:


                                                        Below
                                          Investment  Investment
                                            Grade    Grade Credit
                                            Credit    Quality or
                                           Quality     Unrated     Total
                                          ---------- ------------ ------
                                                  ($ in millions)
      Utilities and power generators.....   $ 474        $(26)    $  448
      Financial institutions.............    (106)          1       (105)
      Oil and gas producers..............     129         124        253
      Commercial and industrial companies     400          95        495
      Other..............................      52           6         58
                                            -----        ----     ------
      Value of portfolio before reserves.   $ 949        $200     $1,149
                                            =====        ====     ------
      Credit and market reserves.........                           (248)
                                                                  ------
                                                                     901
      Other..............................                             34
                                                                  ------
      Net risk-management assets.........                         $  935
                                                                  ======



   The net risk management asset of $935 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net risk management assets at December 31, 2001 from the previously reported amount of $712 million is primarily due to a $340 million increase from the consolidation of ABG, one of the entities formed in connection with Project Alpha, and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the adjustment to the forward power curve.


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

                                  DYNEGY INC.

                                  (RESTATED)

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

   The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):


                                                       Other
                                             Net   Comprehensive
                                            Income    Income
                                            ------ -------------
                Adjustment to fair value of
                  derivatives..............  $ 3       $105
                Income tax effects.........   (1)       (44)
                                             ---       ----
                Total......................  $ 2       $ 61
                                             ===       ====


   Changes in stockholders' equity related to derivatives for the year ended December 31, 2001 were as follows, net of taxes (in millions):


               Transition adjustment as of January 1, 2001 $ 61
               Current period increase in fair value......    4
               Reclassifications to earnings, net.........  (57)
                                                           ----
               Balance at December 31, 2001............... $  8
                                                           ====


   Accumulated Other Comprehensive Loss, Net of Tax is included in
Stockholders' Equity on the Consolidated Balance Sheet as follows (in millions):


  Statement No. 133, Net................................................ $  8
  Currency Translation Adjustment.......................................  (28)
  Unrealized Loss on Available-for-Sale Securities, Net.................   (7)
                                                                         ----
  Accumulated Other Comprehensive Loss, Net of Tax, at December 31, 2001 $(27)
                                                                         ====


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

                                  DYNEGY INC.

                                  (RESTATED)

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


   The balance in other comprehensive income at December 31, 2001 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or liquids, payments of interest and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $4 million of income, net of taxes, is estimated to be reclassified into earnings over the year ending December 31, 2002. The actual amounts that will be reclassified to earnings over the next year and beyond could vary materially from this estimated amount as a result of changes in market conditions.


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

                                  (RESTATED)


   The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:


                                                                              December 31,
                                                                    --------------------------------
                                                                          2001            2000
                                                                    ---------------  ---------------
                                                                    Carrying  Fair   Carrying Fair
                                                                     Amount   Value   Amount  Value
($ in millions)                                                     -------- ------  -------- ------
Dynegy Inc.
   Series B Convertible Preferred Securities/(1)/..................  $1,500  $1,418   $   --  $   --
   Foreign Currency Risk-Management Contracts......................     (11)    (11)       2       2
Dynegy Holdings Inc.
   Commercial Paper................................................       6       6      115     115
   Revolving Credit Facilities.....................................     600     600       --      --
   Canadian Credit Agreement.......................................      40      40       59      59
   Senior Notes, 6.75% through 8.125%, due 2002 through 2026.......   1,693   1,488    1,200   1,200
   ABG Gas Supply..................................................     282     267       --      --
   Preferred Securities of a Subsidiary Trust......................     200     159      200     189
   Fair Value Hedge Interest Rate Swap.............................      (7)     (7)      --      --
   Cash Flow Hedge Interest Rate Swap..............................       1       1       --      --
   Interest Rate Risk-Management Contracts.........................       6       6       --      --
   Commodity Risk-Management Contracts.............................     293     293      924     922
   Generation Facility Debt........................................     342     342      261     261
Illinova Corporation
   Senior Notes, 7.125%, due 2004..................................     102     100      103     101
   Medium Term Notes, 6.15% through 6.46%, due 2001 through
     2002..........................................................      20      20       50      50
   Serial Preferred Securities of a Subsidiary.....................      46      39       46      27
Illinois Power Company
   Commercial Paper................................................      38      38      148     148
   Revolving Credit Facilities.....................................     240     240       --      --
   Mortgage Bonds, 6% through 7.5%, due 2002 through 2025..........     674     649      674     671
   Pollution Control Revenue Refunding Bonds, 5.4%--7.4%, due
     2024 through 2028.............................................     175     183      175     173
   Adjustable Rate Pollution Control Revenue Refunding Bonds, due
     2032..........................................................     150     150      150     150
   Floating Rate Pollution Control Revenue Refunding Bonds, due
     2017 through 2028.............................................     186     186      186     186
   Transitional Funding Trust Notes, 5.26% through 5.65%, due 2001
     through 2008..................................................     602     607      689     677
   Trust Originated Preferred Securities...........................      --      --      100      99
Dynegy Global Communications
   Investment in Warrants..........................................      37      37       14      14
   U.S. Network Debt...............................................     324     324       62      62

--------
/(1) /Carrying value represents $882 million included in Series B Convertible
     Preferred Securities, $660 million in additional paid-in capital and $(42) million in retained earnings in the consolidated balance sheet.

                                  DYNEGY INC.

                                  (RESTATED)


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


   The absolute notional contract amounts associated with the derivative instruments designated as hedges were as follows:



                                                                        December 31,
                                                                        ------------
                                                                            2001
                                                                        ------------
Fair Value Hedge Interest Rate Swaps (In millions of U.S. Dollars).....   $   206
   Fixed Interest Rate Received on Swaps (Percent).....................     5.284
Cash Flow Hedge Interest Rate Swaps (In millions of U.S. Dollars)......   $   100
   Fixed Interest Rate Paid on Swaps (Percent).........................     4.397
U.K. Pound Sterling Net Investment Hedges (In millions of U.S. Dollars)   $   906
   Average U.K. Pound Sterling Contract Rate (U.S. Dollars)............   $1.4233




   In 2001, approximately 10% of the Company's consolidated revenues and 12% of consolidated costs of sales were derived from transactions with Enron. Based on the terms of these transactions, Dynegy can fulfill these needs through other counterparties.

                                  DYNEGY INC.

                                  (RESTATED)


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

                                  (RESTATED)


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

Note 6--INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND NORTHERN NATURAL GAS
COMPANY


   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Consolidated Statements of Operations as Equity in earnings of unconsolidated affiliates. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $830 million and $727 million at December 31, 2001 and 2000, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company. The Company holds investments in three joint ventures in which Chevron U.S.A. or its affiliates are investors. For additional information about these investments, please read "Note 16--Related Party Transactions."



   Generation Assets. Investments include ownership interests in seven joint ventures that own fossil fuel electric generation facilities in diverse geographic regions. The Company's ownership is generally 50 percent in the majority of these ventures. The Company's net investment of $684 million at December 31, 2001 represents approximately 2,400 MW of net generating capacity. At December 31, 2001, the Company's investment exceeded its equity in the underlying assets by approximately $143 million. Dynegy's most significant investment is comprised of its interest in West Coast Power, LLC ("West Coast Power"), a 50 percent owned venture with NRG, which totaled approximately $330 million at December 31, 2001 and generated equity earnings of $162 million in 2001.


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

                                  (RESTATED)

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


   Other Investments. In addition to these equity investments, the Company holds interests in companies for which it does not have significant influence over the operations. These investments are accounted for by the cost method. Such investments totaled $91 million and $55 million at December 31, 2001 and 2000, respectively. The Company also owns securities that have a readily determinable fair market value and are considered available-for-sale. The market value of these investments at December 31, 2001 and 2000 was estimated to be $23 million and $17 million, respectively.


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

                                  DYNEGY INC.

                                  (RESTATED)


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

                                  (RESTATED)


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

                                  (RESTATED)

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


   Other Obligations. The Company previously accounted for four fully collateralized generation lease arrangements as operating leases. As a result of the three-year re-audit, the Company has determined it necessary to recognize on its balance sheet the related assets as of the inception of these arrangements, resulting in an increase in Property, Plant and Equipment of $65 million and $445 million at December 31, 2000 and 2001, respectively.


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

                                  (RESTATED)


Note 8--INCOME TAXES

   The Company is subject to U.S. federal, foreign and state income taxes on its operations. The following amounts have been adjusted to reflect the tax impact of the restatement items discussed in the Explanatory Note to these Consolidated Financial Statements. Components of income tax expense (benefit) were:


                                                   Year Ended
                                                  December 31,
                                                ----------------
                                                2001  2000  1999
                                                ----  ----  ----
                                                ($ in millions)
                Current tax expense (benefit):
                   Domestic.................... $ 59  $ 25  $--
                   Foreign.....................   11    51    3
                Deferred tax expense (benefit):
                   Domestic....................  254   196   39
                   Foreign.....................  (12)  (26)  18
                                                ----  ----  ---
                Income tax provision:.......... $312  $246  $60
                                                ====  ====  ===


   Components of income before income taxes were as follows:


                                                    Year Ended
                                                   December 31,
                                                  ---------------
                                                  2001  2000 1999
                                                  ----  ---- ----
                                                  ($ in millions)
               Income (loss) before income taxes:
                  Domestic....................... $794  $649 $134
                  Foreign........................  (78)   33   63
                                                  ----  ---- ----
                                                  $716  $682 $197
                                                  ====  ==== ====

                                  DYNEGY INC.

                                  (RESTATED)



   Deferred income taxes are provided for the temporary differences between the tax basis of the Company's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were:



                                                           December 31,
                                                           ---------------
                                                            2001    2000
                                                           ------  ------
                                                           ($ in millions)
        Deferred tax assets:
           NOL carryforwards.............................. $  128  $   95
           AMT credit carryfowards and other..............    138     228
           Book/tax differences from liabilities..........    173     260
           Miscellaneous book/tax recognition differences.    402     189
                                                           ------  ------
                  Total deferred tax assets...............    841     772
                                                           ------  ------
        Deferred tax liabilities:
           Investments....................................    767     130
           Depreciation and other property differences....  1,510   1,747
           Miscellaneous book/tax recognition differences.    132     135
                                                           ------  ------
                  Total deferred tax liabilities..........  2,409   2,012
                                                           ------  ------
        Net deferred tax liability........................ $1,568  $1,240
                                                           ======  ======



   Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future and regular tax in excess of tentative minimum tax. There was no valuation allowance established at December 31, 2001 or 2000, as management believes the aggregate deferred asset is more likely than not to be fully realized in the future based on management's estimates of future net income and related taxes.



   Income tax provisions for the years ended December 31, 2001, 2000 and 1999, were equivalent to effective rates of 44 percent, 36 percent and 30 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision were:



                                                  Year Ended December
                                                        31,
                                                  ------------------
                                                  2001  2000   1999
                                                  ----  ----   ----
                                                  ($ in millions)
              Expected tax at U.S. statutory rate $251  $239   $ 69
              State taxes........................   17    13      3
              Foreign taxes......................    8     3     --
              Basis differentials and other......   36    (9)   (12)
                                                  ----  ----   ----
              Income tax provision............... $312  $246   $ 60
                                                  ====  ====   ====



   At December 31, 2001, the Company had approximately $340 million of regular tax net operating loss carryforwards, $138 million of AMT credit carryforwards and $730 million of AMT net operating loss carryforwards. The net operating loss carryforwards expire from 2009 through 2020. The AMT credit carryforwards do not expire. Certain provisions of the Internal Revenue Code place an annual limitation on the

                                  DYNEGY INC.

                                  (RESTATED)

Company's ability to utilize tax carryforwards existing as of the date of a 1995 and a 2000 business acquisition. Management believes such carryforwards will be fully realized prior to expiration.


   The Company plans to reinvest earnings of foreign subsidiaries and no U.S. taxes or foreign withholding taxes were provided on these earning in 1999, 2000 or 2001. It is not practicable to estimate the amount of unrecognized U.S. deferred taxes or foreign withholding taxes, if any, that might be payable on the actual or deemed remittance of such earnings. As of December 31, 2001, the Company has no material undistributed earnings of foreign subsidiaries.


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

                                  DYNEGY INC.

                                  (RESTATED)

Each share of Dynegy's Series B Preferred Stock is convertible, at the option of ChevronTexaco, for a period of two years into shares of Dynegy Class B common stock at the conversion price of $31.64.


   The Company originally recognized a special preferred stock dividend of approximately $65 million based on the intrinsic value of the two-year beneficial conversion option granted to ChevronTexaco because the conversion price was an approximate 5% discount to the market price for the Company's stock on November 7, 2001, the date the conversion price was negotiated. The Company was recognizing this dividend over the two-year period from the issuance date of the preferred stock to the mandatory redemption date. For purposes of calculating the value of the beneficial conversion option, the Company originally used its stock price on November 7, 2001, the date the preferred stock conversion price was negotiated. The Company has since determined that it should have used November 13, 2001, the date ChevronTexaco funded its preferred stock purchase and the preferred securities were issued, as the commitment date. The Company's stock price increased significantly between November 7 and November 13, primarily as a result of the announcement during the period of the proposed Enron Corp. merger. Because of this increase, and the resulting increase in the implied value of ChevronTexaco's beneficial conversion option, the restated preferred stock dividend amount is calculated based on a two-year amortization of the beneficial conversion option's implied value of approximately $660 million, an increase of approximately $595 million over the $65 million originally reported. Unless ChevronTexaco exercises its conversion right, Dynegy is required to redeem the Series B Preferred Stock for $1.5 billion two years from the date of issuance. Our Board of Directors will evaluate this redemption obligation prior to November 13, 2003. Please read
Note 19--Subsequent Events for discussion of events affecting Dynegy since the date on which Dynegy originally filed its 2001 Form 10-K. Based on Dynegy's substantial debt obligations, liquidity position, limitations under applicable state law and limitations in its restructured credit facility in respect of redemptions of equity securities, Dynegy does not currently expect to redeem the preferred shares in November 2003. The Series B Preferred Stock does not have a cash dividend.


Note 10--MINORITY INTEREST


   In June 2000, Dynegy and Black Thunder Investors LLC ("Investor") invested in Catlin Associates, L.L.C. ("Catlin"), an entity that is consolidated by Dynegy, with the Investor's ownership in Catlin reflected as Minority interest on the consolidated balance sheet. Dynegy invested approximately $95 million in Catlin and the Investor contributed $850 million. As a result of its investment, the Investor received a preferred interest in Catlin, which holds indirect economic interests in midwest generation assets, including the coal-fired generation units in Illinois. This preferred interest is a passive interest and generally is not entitled to management rights.


   On or before June 29, 2005, Dynegy is effectively obligated to purchase the Investor's preferred interest for $850 million unless the Investor agrees to extend or refinance this obligation. Alternatively, Dynegy could liquidate Catlin's assets, including DMG's generating assets, to satisfy this obligation.


   In addition to granting Catlin a security interest in the stock of DMG, Dynegy also has agreed to pay to DMG, to the extent that DMG has either distributed or loaned money directly or indirectly to Dynegy, an amount not to exceed $275 million. This payment obligation builds over time to a maximum of $275 million in 2005. As of December 31, 2001, Dynegy's obligation to DMG under the agreement was approximately $35 million. In addition, in the event projected cash flow is insufficient to cover capital expenditures and certain other fixed charges, Dynegy may be required to make an additional capital contribution of up to $60 million to Catlin. The $60 million contingent obligation expires on December 31, 2002.

                                  DYNEGY INC.

                                  (RESTATED)


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

Note 11--COMMITMENTS AND CONTINGENCIES


   Set forth below is a description of our material legal proceedings. In addition to the matters described below, Dynegy is a party to legal proceedings arising in the ordinary course of its business. In the opinion of management, the resolution of these ordinary course matters will not have a material adverse effect on our financial condition, results of operations or cash flows.



   Dynegy records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies." For environmental matters, Dynegy records liabilities when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated.



   With respect to several of the items listed below, Dynegy has determined that a loss is not probable or that any such loss, to the extent probable, is not reasonably estimable. Notwithstanding the foregoing, Dynegy's management has assessed the matters described below based on currently available information and made an informed judgment concerning the likely outcome of such matters, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management's judgment may, as a result of facts arising prior to resolution of these matters or other factors, prove inaccurate and investors should be aware that such judgment is made subject to the known uncertainty of litigation.


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

                                  DYNEGY INC.

                                  (RESTATED)

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


   Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. After executing the tolling agreement, on October 23, 2000, MID filed in the state court a Request for Dismissal, which the court granted on October 25, 2000. Dynegy believes that it has meritorious defenses to MID's claims and intends to vigorously defend against them. However, if the plaintiff were to successfully prosecute its claims, Dynegy could be required to fund a judgment in excess of $25 million.


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

                                  DYNEGY INC.

                                  (RESTATED)

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

   The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA may also seek to require installation of the "best available control technology" (or the equivalent) at the Baldwin Station, and possibly at the Vermilion, Wood River, Hennepin and Danskammer Plants if the EPA successfully prosecutes enforcement actions against those plants. The Company has recorded a reserve for penalties that could be imposed if the EPA were to successfully prosecute its claims based on its assessment of the probability and estimability thereof.

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




   The Company believes that it has meritorious defenses against these claims and will vigorously defend against them. However, Dynegy may be required to incur significant capital expenditures in connection with the installation of pollution control devices and related remedial actions. To the extent the Company is required to incur material capital expenditures to resolve this matter, the Company's financial position and results of operations could be material adversely affected.


   The following six class action lawsuits have been filed against various Dynegy entities, including Dynegy Inc. and Dynegy Power Marketing Inc.:

    1. Gordon v. Reliant Energy Inc., et al. was filed on November 27, 2000 in San Diego Superior court.

    2. Hendricks v. Dynegy Power Marketing Inc., et al. was filed on November 29, 2000 in a San Diego Superior Court.

                                  DYNEGY INC.

                                  (RESTATED)


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


   The defendants in the six lawsuits have formed various joint defense groups in an effort to coordinate the defense of the claims and to share certain costs of defense. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on our financial condition and results of operations.


   On March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including those owned directly by West Coast Power and indirectly by Dynegy Inc. The complaints allege that since June 1998, these generators

                                  DYNEGY INC.

                                  (RESTATED)


sold power in the open market that should have been held in emergency reserve for the State. The complaint against the Company and certain of its subsidiaries seeks unspecified amounts of restitution and return profits as well as civil penalties of $2,500 for each alleged violation. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on our financial condition and results of operations.


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

                                  DYNEGY INC.

                                  (RESTATED)

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


   Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves for contingent liabilities where the amount of potential loss is determined to be probable and estimable. During 2001, 2000 and 1999, our share of reserves recorded by West Coast Power totalled $134.3 million, $17.5 million and $5.4 million, respectively. Our share of the total reserve at December 31, 2001 and 2000 was $151.8 million and $17.5 million, respectively.


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

                                  DYNEGY INC.

                                  (RESTATED)

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


   The Company believes that it has meritorious defenses to the allegations in Enron's adversary proceeding and the other cases arising out of the terminated merger and will vigorously defend against these claims. Given the magnitude of Enron's claims, however, an adverse result in these proceedings could have a material adverse effect on the Company's financial position and results of operations.




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

                                  DYNEGY INC.

                                  (RESTATED)

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

                                  DYNEGY INC.

                                  (RESTATED)


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

                                  DYNEGY INC.

                                  (RESTATED)

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

                                  DYNEGY INC.

                                  (RESTATED)

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

                                  DYNEGY INC.

                                  (RESTATED)


   Common stock activity (in millions) for the three years ended December 31, 2001 was as follows:


                                  Common Stock  Class A Common Stock Class B Common Stock
                                  ------------  -------------------  --------------------
                                  Shares Amount Shares    Amount     Shares     Amount
                                  ------ ------ ------    ------     ------     ------
   December 31, 1998.............   211   $ 1     --      $   --       --        $ --
   Options exercised.............     5    --     --          --       --          --
   401(k) plan and profit sharing     1    --     --          --       --          --
                                   ----   ---    ---       ------      --        ----
   December 31, 1999.............   217     1     --          --       --          --
   Illinova acquisition..........  (217)   (1)   195       1,168       81         650
   Common stock issued...........    --    --     19         748        4         110
   Preferred Stock conversion....    --    --     12          --       --          --
   Extant acquisition............    --    --      2          67       --          --
   Options exercised.............    --    --      9         157       --          --
   401(k) plan and profit sharing    --    --      1          12       --          --
                                   ----   ---    ---       ------      --        ----
   December 31, 2000.............    --    --    238       2,152       85        $760
   Common stock issued...........    --    --     30         564        1          41
   Subscriptions receivable......    --    --     --         (38)      --          --
   Options exercised.............    --    --      3          59       --          --
   401(k) plan and profit sharing    --    --     --          11       --          --
                                   ----   ---    ---       ------      --        ----
   December 31, 2001.............    --   $--    271      $2,748       86        $801
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

                                  (RESTATED)


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

                                  (RESTATED)

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


                                        Years Ended December 31,
                  --------------------------------------------------------------------
                           2001                   2000                   1999
                  ---------------------- ---------------------- ----------------------
                  Net Income Diluted EPS Net Income Diluted EPS Net Income Diluted EPS
-                 ---------- ----------- ---------- ----------- ---------- -----------
                                 ($ in millions, except per share data)
Pro forma amounts    $348       $0.90       $420       $1.22       $128       $0.56
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

                                  (RESTATED)

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


                                                 Year Ended
                                              December 31, 1999
                                              -----------------
                 Pro forma revenues..........      $17,635
                 Pro forma net income........          203
                 Pro forma earnings per share      $  0.63

                                  DYNEGY INC.

                                  (RESTATED)


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

   Consideration paid for these recent acquisitions of businesses was as follows (in millions):


                                              BGSL iaxis Extant Illinova
                                              ---- ----- ------ --------
       Cash Purchase of Stock................ $595 $ 40   $ 91   $1,111
       Capital Stock and Stock Options Issued   --   --     76    1,817
       Liabilities Assumed...................  263   83     75    4,674
       Subordinated capital assumed..........   --   --     --      239
                                              ---- ----   ----   ------
       Total Consideration................... $858 $123   $242   $7,841
                                              ==== ====   ====   ======


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

                                  (RESTATED)


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

                                  (RESTATED)


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
                                                                  ====  ====   ====   ====

                                  DYNEGY INC.

                                  (RESTATED)


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

                                  (RESTATED)


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

                                  (RESTATED)

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

Dynegy's Segment Data for the Year Ended December 31, 2001


                                              WEN      DMS     T&D    DGC   Elimination  Total
($ in millions)                             -------  ------  ------  -----  ----------- -------
Unaffiliated revenues:
   Domestic................................ $26,191  $4,799  $1,593  $  17     $  --    $32,600
   Canadian................................   4,622   1,463      --     --        --      6,085
   European & Other........................   3,918      --      --     10        --      3,928
                                            -------  ------  ------  -----     -----    -------
                                             34,731   6,262   1,593     27        --     42,613
Intersegment revenues
   Domestic................................     585     237      25     --      (847)        --
                                            -------  ------  ------  -----     -----    -------
   Total revenues..........................  35,316   6,499   1,618     27      (847)    42,613
                                            -------  ------  ------  -----     -----    -------
Depreciation and amortization..............    (201)    (84)   (173)   (30)       --       (488)
Operating income (loss)....................     633     131     180   (142)       --        802
Interest expense...........................     (94)    (53)   (114)    (9)       --       (270)
Other income (expense).....................     (56)     (3)      2     24        --        (33)
Earnings of unconsolidated affiliates......     178      13      --     26        --        217
Income tax (provision) benefit.............    (281)    (32)    (36)    37        --       (312)
Cumulative effect of a change in accounting
  principle................................       2      --      --     --        --          2
Net income (loss).......................... $   382  $   56  $   32  $ (64)    $  --    $   406
Identifiable assets:
   Domestic................................ $14,197  $2,308  $4,500  $ 816     $  --    $21,821
   Canadian................................     773     130      --     --        --        903
   European & Other........................   2,196      --      --    248        --      2,444
Investments in unconsolidated affiliates...   1,348     422     568    107        --      2,445
Capital expenditures and investments in
  unconsolidated affiliates................  (2,496)   (391)   (701)  (496)       --     (4,084)

                                  DYNEGY INC.

                                  (RESTATED)



Dynegy's Segment Data for the Year Ended December 31, 2000


                                           WEN      DMS     T&D    DGC  Elimination  Total
                                         -------  ------  ------  ----  ----------- -------
                                                           ($ in millions)
Unaffiliated revenues:
   Domestic............................. $17,813  $5,123  $1,581  $  2    $    --   $24,519
   Canadian.............................   2,316   1,224      --    --         --     3,540
   European.............................   1,268      --      --    --         --     1,268
                                         -------  ------  ------  ----    -------   -------
                                          21,397   6,347   1,581     2         --    29,327
Intersegment revenues
   Domestic.............................     743     249      27    --     (1,019)       --
                                         -------  ------  ------  ----    -------   -------
   Total revenues.......................  22,140   6,596   1,608     2     (1,019)   29,327
                                         -------  ------  ------  ----    -------   -------
Depreciation and amortization...........    (129)   (105)   (156)   (3)        --      (393)
Operating income (loss).................     515      84     206   (18)        --       787
Interest expense........................     (89)    (30)   (129)   (3)        --      (251)
Other income (expense)..................     (13)    (39)    (10)    3         --       (59)
Earnings of unconsolidated affiliates...     181      24      --    --         --       205
Income tax (provision) benefit..........    (208)    (23)    (21)    6         --      (246)
Net income (loss)....................... $   386  $   16  $   46  $(12)   $    --   $   436
Identifiable assets:
   Domestic............................. $14,921  $2,104  $3,569  $302    $    --   $20,896
   Canadian.............................     750     299      --    --         --     1,049
   European.............................     644      --      --    73         --       717
Investments in unconsolidated affiliates     625     174      --    --         --       799
Capital expenditures and investments in
  unconsolidated affiliates.............    (878)   (114)   (158)  (63)        --    (1,213)

                                  DYNEGY INC.

                                  (RESTATED)


Dynegy's Segment Data for the Year Ended December 31, 1999


                                           WEN      DMS   T&D DGC Elimination  Total
                                         -------  ------  --- --- ----------- -------
                                                        ($ in millions)
Unaffiliated revenues:
   Domestic............................. $ 8,097  $4,884  $-- $--    $  --    $12,981
   Canadian.............................   1,443      10   --  --       --      1,453
   European.............................     976      --   --  --       --        976
                                         -------  ------  --- ---    -----    -------
                                          10,516   4,894   --  --       --     15,410
Intersegment revenues
   Domestic.............................     131     240   --  --     (371)        --
                                         -------  ------  --- ---    -----    -------
   Total revenues.......................  10,647   5,134   --  --     (371)    15,410
                                         -------  ------  --- ---    -----    -------
Depreciation and amortization...........     (21)    (94)  --  --       --       (115)
Operating income........................     144      82   --  --       --        226
Interest expense........................     (36)    (42)  --  --       --        (78)
Other income (expense)..................     (13)    (18)  --  --       --        (31)
Earnings of unconsolidated affiliates...      62      18   --  --       --         80
Income tax (provision) benefit..........     (50)    (10)  --  --       --        (60)
Net income.............................. $   107  $   30  $-- $--    $  --    $   137
Identifiable assets:
   Domestic............................. $ 3,397  $2,545  $-- $--    $  --    $ 5,942
   Canadian.............................     266      68   --  --       --        334
   European.............................     175      --   --  --       --        175
Investments in unconsolidated affiliates     458     169   --  --       --        627
Capital expenditures and investments in
  unconsolidated affiliates.............    (429)    (92)  --  --       --       (521)


Note 18--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 2001 and 2000.


                                                   Quarter Ended
                                         -------------------------------------
                                          March    June    September  December
                                          2001     2001      2001       2001
                                         -------  -------  ---------  --------
                                         ($ in millions, except per share data)
     Revenues........................... $13,245  $11,898   $8,578     $8,892
     Operating income...................     311      122      380        (11)
     Income before income taxes.........     242       86      385          3
     Net income.........................     155       39      238        (26)
     Net income (loss) per diluted share    0.46     0.12     0.71      (0.21)



                                               Quarter Ended
                                      --------------------------------------
                                      March     June    September  December
                                      2000      2000      2000       2000
                                       ------   ------  ---------  --------
                                      ($ in millions, except per share data)
         Revenues.................... $5,373   $5,742    $8,339     $9,873
         Operating income............    234      187       276         90
         Income before income taxes..    148      172       311         51
         Net income..................     83      111       209         33
         Net income per diluted share   0.27     0.25      0.65      .0.10

                                  DYNEGY INC.

                                  (RESTATED)

   These amounts have been restated from amounts previously reported. For further discussion of the restatements, see the Explanatory Note.

   A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the 2001 Form 10-K filed on March 13, 2002 is as follows ($ in millions):

                RESTATED SELECTED BALANCE SHEET DATA BY QUARTER


                                           2001                                       2000
                        -----------------------------------------  -----------------------------------------
                        March 31 June 30  September 30 December 31 March 31 June 30  September 30 December 31
                        -------- -------  ------------ ----------- -------- -------  ------------ -----------
                                                           ($ in millions)
Current Assets
   As Reported......... $ 9,043  $10,741    $10,562      $ 9,507   $ 3,488  $ 5,779    $ 6,138      $10,150
   Restatement Effect..     725      123        280         (551)       67      312        218          677
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $ 9,768  $10,864    $10,842      $ 8,956   $ 3,555  $ 6,091    $ 6,356      $10,827
                        =======  =======    =======      =======   =======  =======    =======      =======
Total Assets
   As Reported......... $21,695  $22,824    $23,856      $24,874   $13,042  $15,724    $16,777      $21,406
   Restatement Effect..   1,284      866      1,281          294       143      578        649        1,256
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $22,979  $23,690    $25,137      $25,168   $13,185  $16,302    $17,426      $22,662
                        =======  =======    =======      =======   =======  =======    =======      =======
Current Liabilities
   As Reported......... $ 8,149  $ 9,469    $ 9,956      $ 8,555   $ 3,496  $ 5,346    $ 5,414      $ 9,381
   Restatement Effect..     834      563        750          (17)      144      344        340          905
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $ 8,983  $10,032    $10,706      $ 8,538   $ 3,640  $ 5,690    $ 5,754      $10,286
                        =======  =======    =======      =======   =======  =======    =======      =======
Total Liabilities
   As Reported......... $16,514  $17,345    $18,393      $17,396   $10,395  $11,864    $12,555      $16,444
   Restatement Effect..   1,411    1,057      1,520          667        95      607        727        1,409
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $17,925  $18,402    $19,913      $18,063   $10,490  $12,471    $13,282      $17,853
                        =======  =======    =======      =======   =======  =======    =======      =======
Stockholders' Equity
   As Reported......... $ 3,810  $ 3,933    $ 4,114      $ 4,719   $ 2,209  $ 2,577    $ 2,906      $ 3,598
   Restatement Effect..    (131)    (244)      (284)         218       (56)     (34)       (83)        (157)
                        -------  -------    -------      -------   -------  -------    -------      -------
   As Restated......... $ 3,679  $ 3,689    $ 3,830      $ 4,937   $ 2,153  $ 2,543    $ 2,823      $ 3,441
                        =======  =======    =======      =======   =======  =======    =======      =======

                                  DYNEGY INC.

                                  (RESTATED)


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
2001
Results of Operations:
Net Income (Loss):
   As Reported....................  $ 139   $  146     $  286      $   77    $  285     $  571      $  648
   Restatement Effect.............     16     (107)       (48)       (103)      (91)      (139)       (242)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $ 155   $   39     $  238      $  (26)   $  194     $  432      $  406
                                    =====   ======     ======      ======    ======     ======      ======
Net Income Available to Common
 Stockholders:
   As Reported....................  $ 139   $  146     $  286      $   74    $  285     $  571      $  645
   Restatement Effect.............     16     (107)       (48)       (142)      (91)      (139)       (281)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $ 155   $   39     $  238      $  (68)   $  194     $  432      $  364
                                    =====   ======     ======      ======    ======     ======      ======
Earnings (Loss) Per Diluted Share:
   As Reported....................  $0.41   $ 0.43     $ 0.85      $ 0.21    $ 0.84     $ 1.69      $ 1.90
   Restatement Effect.............   0.05    (0.31)     (0.14)      (0.42)    (0.27)     (0.41)      (0.83)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $0.46   $ 0.12     $ 0.71      $(0.21)   $ 0.57     $ 1.28      $ 1.07
                                    =====   ======     ======      ======    ======     ======      ======
2000
Results of Operations:
Net Income:
   As Reported....................  $  69   $   91     $  235      $  106    $  160     $  395      $  501
   Restatement Effect.............     14       20        (26)        (73)       34          8         (65)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $  83   $  111     $  209      $   33    $  194     $  403      $  436
                                    =====   ======     ======      ======    ======     ======      ======
Net Income Available to Common
 Stockholders:
   As Reported....................  $  66   $   59     $  235      $  106    $  125     $  360      $  466
   Restatement Effect.............     14       20        (26)        (73)       34          8         (65)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $  80   $   79     $  209      $   33    $  159     $  368      $  401
                                    =====   ======     ======      ======    ======     ======      ======
Earnings Per Diluted Share:
   As Reported....................  $0.23   $ 0.19     $ 0.73      $ 0.32    $ 0.41     $ 1.17      $ 1.48
   Restatement Effect.............   0.04     0.06      (0.08)      (0.22)     0.12       0.02       (0.21)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $0.27   $ 0.25     $ 0.65      $ 0.10    $ 0.53     $ 1.19      $ 1.27
                                    =====   ======     ======      ======    ======     ======      ======
1999
Results of Operations:
Net Income:
   As Reported....................  $  28   $   28     $   51      $   45    $   56     $  107      $  152
   Restatement Effect.............      1       (6)        (5)         (5)       (5)       (10)        (15)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $  29   $   22     $   46      $   40    $   51     $   97      $  137
                                    =====   ======     ======      ======    ======     ======      ======
Net Income Available to Common
 Stockholders:
   As Reported....................  $  28   $   28     $   51      $   45    $   56     $  107      $  152
   Restatement Effect.............      1       (6)        (5)         (5)       (5)       (10)        (15)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $  29   $   22     $   46      $   40    $   51     $   97      $  137
                                    =====   ======     ======      ======    ======     ======      ======
Earnings Per Diluted Share:
   As Reported....................  $0.12   $ 0.12     $ 0.21      $ 0.20    $ 0.25     $ 0.46      $ 0.66
   Restatement Effect.............   0.01    (0.02)     (0.02)      (0.03)    (0.03)     (0.04)      (0.06)
                                    -----   ------     ------      ------    ------     ------      ------
   As Restated....................  $0.13   $ 0.10     $ 0.19      $ 0.17    $ 0.22     $ 0.42      $ 0.60
                                    =====   ======     ======      ======    ======     ======      ======




"As Reported" earnings / (loss) per diluted share prior to August 22, 2000 periods are adjusted to reflect the August 2000 two-for-one stock split and the ..69 exchange ratio in the February 2000 Illinova merger.

                                  DYNEGY INC.

                                  (RESTATED)


                  RESTATED SELECTED CASH FLOW DATA BY QUARTER


                                Three     Six       Nine       Twelve
                                Months  Months     Months      Months
                                Ended    Ended     Ended        Ended
                               March 31 June 30 September 30 December 31
                               -------- ------- ------------ -----------
                                            ($ in millions)
       2001
       Operating Cash Flows:
          As Reported......... $   267   $ 364    $   640      $   811
          Restatement Effect..       9       5       (179)        (261)
                               -------   -----    -------      -------
          As Restated......... $   276   $ 369    $   461      $   550
                               =======   =====    =======      =======
       Investing Cash Flows:
          As Reported......... $(1,166)  $(541)   $  (803)     $(3,413)
          Restatement Effect..    (127)   (354)      (605)        (415)
                               -------   -----    -------      -------
          As Restated......... $(1,293)  $(895)   $(1,408)     $(3,828)
                               =======   =====    =======      =======
       Financing Cash Flows:
          As Reported......... $ 1,056   $ 607    $   314      $ 2,734
          Restatement Effect..     132     364        798          716
                               -------   -----    -------      -------
          As Restated......... $ 1,188   $ 971    $ 1,112      $ 3,450
                               =======   =====    =======      =======
       2000
       Operating Cash Flows:
          As Reported......... $   142   $ 349    $   374      $   438
          Restatement Effect..     (20)    (20)       (20)         (18)
                               -------   -----    -------      -------
          As Restated......... $   122   $ 329    $   354      $   420
                               =======   =====    =======      =======
       Investing Cash Flows:
          As Reported......... $  (679)  $(814)   $  (967)     $(1,304)
          Restatement Effect..      (8)    (70)      (120)        (235)
                               -------   -----    -------      -------
          As Restated......... $  (687)  $(884)   $(1,087)     $(1,539)
                               =======   =====    =======      =======
       Financing Cash Flows:
          As Reported......... $   494   $ 498    $   645      $   907
          Restatement Effect..      28      90        140          224
                               -------   -----    -------      -------
          As Restated......... $   522   $ 588    $   785      $ 1,131
                               =======   =====    =======      =======
       1999
       Operating Cash Flows:
          As Reported......... $   (11)  $ 118    $    96      $     9
          Restatement Effect..      (1)     --         (3)          31
                               -------   -----    -------      -------
          As Restated......... $   (12)  $ 118    $    93      $    40
                               =======   =====    =======      =======
       Investing Cash Flows:
          As Reported......... $  (124)  $(237)   $  (384)     $  (319)
          Restatement Effect..       1      --        (39)         (72)
                               -------   -----    -------      -------
          As Restated......... $  (123)  $(237)   $  (423)     $  (391)
                               =======   =====    =======      =======
       Financing Cash Flows:
          As Reported......... $   119   $ 118    $   288      $   327
          Restatement Effect..      --      --         39           72
                               -------   -----    -------      -------
          As Restated......... $   119   $ 118    $   327      $   399
                               =======   =====    =======      =======

                                  DYNEGY INC.

                                  (RESTATED)


Note 19--SUBSEQUENT EVENTS

   The Company has experienced a number of material developments since the filing of its 2001 Form 10-K on March 13, 2002. These developments include, among others, the following:


  . the Company's previously announced exit from third-party risk management aspects of the marketing and trading business, which business accounted for approximately 84%, 74% and 66% of the Company's revenues and approximately 26%, 33% and 34% of the Company's pre-tax earnings for the years 2001, 2000 and 1999, respectively;


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


The Company also adopted the net presentation provisions of EITF 02-3 in the third quarter 2002, which resulted in a 79 percent, 71 percent and 68 percent reduction in revenues in each of 2001, 2000 and 1999, respectively. For further description of these events, including Arthur Andersen advising the Company that its 2001 audit opinion should not be relied upon and that such audit opinion was withdrawn, please read the Company's Exchange Act reports filed subsequent to the filing of the 2001 Form 10-K. This report does not reflect events occurring after the original filing of the 2001 Form 10-K except to reflect the restatement items described above and certain other matters. As a result of these adverse developments, the results of operations and cash flows covered by the unaudited restated financial statements in this report should not be considered indicative of the Company's future results of operations or cash flows.



   For further discussion of the events that have affected the Company since March 13, 2002, please read its Exchange Act reports filed since such date, including its Annual Report on Form 10-K for the year ended December 31, 2002, which discussion is incorporated herein by this reference.

                 DYNEGY INC. VALUATION AND QUALIFYING ACCOUNTS


                                  (RESTATED)


                                                                    Schedule II

Years Ended December 31, 2001, 2000, and 1999


                                             Balance at Charged to Charged
                                             Beginning  Costs and  to Other             Balance at
                                             of Period   Expenses  Accounts Deductions End of Period
                                             ---------- ---------- -------- ---------- -------------
2001
Allowance for doubtful accounts.............    $ 69       $ 92      $(2)      $(46)        113
Allowance for risk management assets/(1)(2)/     146        102       --         --         248
2000
Allowance for doubtful accounts.............      24         52       --         (7)         69
Allowance for risk management assets/(1)(2)/      38        108       --         --         146
1999
Allowance for doubtful accounts.............      24          3       --         (3)         24
Allowance for risk management assets/(1)(2)/       6         32       --         --          38

--------
/(1)/ Changes in price and credit reserves related to risk management activities are offset in the net mark-to-market income accounts reported in revenues.

/(2) /Amounts associated with model reserves, which are offset in the net mark-to-market income accounts reported in revenue, have been adjusted to reflect the correction in methodology discussed in Enterprise Risk Management, Valuation and Monitoring--Valuation Criteria and Management Estimates included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.