Form 10-Q/A
period 2002-06-30
DYNEGY INC /IL/
filed 2003-05-15
CIK 879215

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

                                  DYNEGY INC.

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Part I.  Financial Information
 Item 1.  Condensed Consolidated Financial Statements (Unaudited and Restated):
 Condensed Consolidated Balance Sheets:
   June 30, 2002 and December 31, 2001..............................................   3
 Condensed Consolidated Statements of Operations:
   For the three months ended June 30, 2002 and 2001................................   4
 Condensed Consolidated Statements of Operations:
   For the six months ended June 30, 2002 and 2001..................................   5
 Condensed Consolidated Statements of Cash Flows:
   For the six months ended June 30, 2002 and 2001..................................   6
 Notes to Condensed Consolidated Financial Statements...............................   7
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
   Operations.......................................................................  45
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk................  77

Part II.  Other Information
 Item 1.  Legal Proceedings.........................................................  77
 Item 4.  Submission of Matters to a Vote of Security Holders.......................  77
 Item 6.  Exhibits and Reports on Form 8-K..........................................  78

                               INTRODUCTORY NOTE

   Dynegy Inc. is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to reflect restatements relating to its audited consolidated financial statements as of December 31, 2001 and its unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2002 and 2001. These financial statements were previously included in Dynegy's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, which was originally filed with the SEC on August 14, 2002 (the "Original Filing"). These financial statements and the other financial information included in the Original Filing have been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements. Revised financial information for the periods presented reflecting these restatements was previously included in Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was most recently amended by Amendment No. 2 thereto filed with the SEC on April 11, 2003 (the "2001 Form 10-K/A"), and Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which also was filed with the SEC on April 11, 2003 (the "2002 Form 10-K"). The restated financial and other information included in this Amendment No. 1 should be read together with the 2001 Form 10-K/A and the 2002 Form 10-K. Certain of the operating, investing and financing cash flow data included in this Amendment No. 1 has been revised from the comparable data included in Note 19--Quarterly Financial Information (Unaudited) beginning on page F-76 of the 2002 Form 10-K. This revised data, which reflects minor corrections for errors, should be read to replace and supersede the data previously included in the 2002 Form 10-K. In addition to the restatements described elsewhere herein, this Amendment No. 1 also includes certain other revisions to the Original Filing. Dynegy's periodic SEC reports, including this Amendment No. 1, remain subject to an ongoing review by the SEC Division of Corporation Finance.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER AUGUST 14, 2002 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ DYNEGY'S EXCHANGE ACT REPORTS FILED SINCE AUGUST 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 16--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

                                  DYNEGY INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

                      SEE EXPLANATORY NOTE--RESTATEMENTS
                 (unaudited) (in millions, except share data)

                                                                                                June 30,  December 31,
                                                                                                  2002        2001
                                                                                                --------  ------------
                                            ASSETS
Current Assets
Cash and cash equivalents...................................................................... $   367     $   208
Restricted cash................................................................................      14          28
Accounts receivable, net of allowance for doubtful accounts of $122 million and $113 million,
 respectively..................................................................................   3,170       3,083
Accounts receivable, affiliates................................................................      22          36
Inventory......................................................................................     258         256
Assets from risk-management activities.........................................................   4,492       3,953
Prepayments and other assets...................................................................     535       1,392
                                                                                                -------     -------
       Total Current Assets....................................................................   8,858       8,956
                                                                                                -------     -------
Property, Plant and Equipment..................................................................  12,132      10,135
Accumulated depreciation.......................................................................  (1,350)       (934)
                                                                                                -------     -------
       Property, Plant and Equipment, Net......................................................  10,782       9,201
Other Assets
Investments in unconsolidated affiliates (Note 11).............................................     918         944
Investment in Northern Natural Gas Company (Note 5)............................................      --       1,501
Assets from risk-management activities.........................................................   4,257       2,214
Goodwill.......................................................................................   2,179       1,561
Other assets...................................................................................     952         791
                                                                                                -------     -------
       Total Assets............................................................................ $27,946     $25,168
                                                                                                =======     =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable............................................................................... $ 2,862     $ 2,064
Accounts payable, affiliates...................................................................      62          38
Accrued liabilities and other..................................................................   1,066       2,617
Liabilities from risk-management activities....................................................   4,437       3,361
Notes payable and current portion of long-term debt............................................   1,936         458
                                                                                                -------     -------
       Total Current Liabilities...............................................................  10,363       8,538
                                                                                                -------     -------
Long-Term Debt                                                                                    5,364       4,500
Other Liabilities
Transitional funding trust notes...............................................................     473         516
Liabilities from risk-management activities....................................................   3,834       1,871
Deferred income taxes..........................................................................   1,197       1,568
Other long-term liabilities....................................................................   1,048       1,070
                                                                                                -------     -------
       Total Liabilities.......................................................................  22,279      18,063
                                                                                                -------     -------
Minority Interest..............................................................................     192       1,040
Serial Preferred Securities of a Subsidiary....................................................      11          46
Company Obligated Preferred Securities of Subsidiary Trust.....................................     200         200
Series B Mandatorily Convertible Redeemable Preferred Securities...............................   1,047         882
Commitments and Contingencies (Note 12)
Stockholders' Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at June 30, 2002 and
 December 31, 2001, 272,058,799 and 269,984,456 shares issued and outstanding at June 30,
 2002 and December 31, 2001 respectively.......................................................   2,844       2,786
Class B Common Stock, no par value, 360,000,000 shares authorized at June 30, 2002 and
 December 31, 2001, 96,891,014 and 86,499,914 shares issued and outstanding at June 30, 2002
 and December 31, 2001 respectively............................................................   1,006         801
Additional paid-in capital.....................................................................     660         688
Subscriptions receivable.......................................................................     (16)        (38)
Accumulated other comprehensive income (loss), net of tax......................................      11         (27)
Retained earnings..............................................................................    (220)        798
Treasury stock, at cost, 1,679,183 shares at June 30, 2002 and 1,766,800 shares at December 31,
 2001..........................................................................................     (68)        (71)
                                                                                                -------     -------
Total Stockholders' Equity.....................................................................   4,217       4,937
                                                                                                -------     -------
       Total Liabilities and Stockholders' Equity.............................................. $27,946     $25,168
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

                                  DYNEGY INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

                      SEE EXPLANATORY NOTE--RESTATEMENTS
               (unaudited) (in millions, except per share data)

                                                                     Three Months Ended
                                                                         June 30,
                                                                     -----------------
                                                                      2002      2001
                                                                     ------   -------
Revenues............................................................ $9,676   $11,898
Cost of sales (exclusive of depreciation shown below)...............  9,548    11,543
Depreciation and amortization.......................................    144       114
Impairment and other charges (Note 4)...............................    660        --
General and administrative expenses.................................    103       148
Gain on sale of assets..............................................     (1)      (29)
                                                                     ------   -------
   Operating income (loss)..........................................   (778)      122
Earnings from unconsolidated investments (Notes 4 and 11)...........     14        78
Other income (expense), net (Note 4)................................     (2)        9
Interest expense....................................................    (92)      (68)
Minority interest expense...........................................    (10)      (49)
Accumulated distributions associated with trust preferred securities     (4)       (6)
                                                                     ------   -------
Income (loss) before income taxes...................................   (872)       86
Income tax provision (benefit)......................................   (311)       47
                                                                     ------   -------
Net Income (Loss)................................................... $ (561)  $    39
Less: preferred stock dividends.....................................     82        --
                                                                     ------   -------
Net Income (Loss) applicable to common stockholders................. $ (643)  $    39
                                                                     ------   -------
Net Income (Loss) Per Share:
Basic earnings (loss) per share..................................... $(1.76)  $  0.12
                                                                     ------   -------
Diluted earnings (loss) per share (Note 9).......................... $(1.76)  $  0.12
                                                                     ------   -------
Basic shares outstanding............................................    366       326
                                                                     ------   -------
Diluted shares outstanding..........................................    370       339
                                                                     ------   -------


         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                      SEE EXPLANATORY NOTE--RESTATEMENTS
               (unaudited) (in millions, except per share data)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         ----------------
                                                                           2002     2001
                                                                         -------  -------
Revenues................................................................ $18,102  $25,143
Cost of sales (exclusive of depreciation shown below)...................  17,623   24,286
Depreciation and amortization...........................................     271      222
Impairment and other charges (Note 4)...................................     670       --
General and administrative expenses.....................................     238      236
Gain on sale of assets..................................................      (1)     (34)
                                                                         -------  -------
   Operating income (loss)..............................................    (699)     433
Earnings from unconsolidated investments (Notes 4 and 11)...............       3      110
Other income (expense), net (Note 4)....................................      20       (1)
Interest expense........................................................    (181)    (134)
Minority interest expense...............................................     (40)     (68)
Accumulated distributions associated with trust preferred securities....      (8)     (12)
                                                                         -------  -------
Income (loss) before income taxes and change in accounting principle....    (905)     328
Income tax provision (benefit)..........................................    (331)     136
                                                                         -------  -------
Income (loss) from operations...........................................    (574)     192
Cumulative effect of change in accounting principle, net (Notes 3 and 6)    (234)       2
                                                                         -------  -------
Net Income (Loss)....................................................... $  (808) $   194
Less: preferred stock dividends.........................................     165       --
                                                                         -------  -------
Net Income (Loss) applicable to common stockholders..................... $  (973) $   194
                                                                         -------  -------
Net Income (Loss) Per Share:
Basic Earnings (Loss) Per Share:
 Income (loss) from operations.......................................... $ (2.03) $  0.59
 Cumulative effect of change in accounting principle....................   (0.64)    0.01
                                                                         -------  -------
Basic earnings (loss) per share......................................... $ (2.67) $  0.60
                                                                         -------  -------
Diluted Earnings (Loss) Per Share:
 Income (loss) from operations.......................................... $ (2.03) $  0.56
 Cumulative effect of change in accounting principle....................   (0.64)    0.01
                                                                         -------  -------
Diluted earnings (loss) per share (Note 9).............................. $ (2.67) $  0.57
                                                                         -------  -------
Basic shares outstanding................................................     364      325
                                                                         -------  -------
Diluted shares outstanding..............................................     369      338
                                                                         -------  -------

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

                      SEE EXPLANATORY NOTE--RESTATEMENTS
                           (unaudited) (in millions)

                                                                                 Six Months Ended
                                                                                    June 30,
                                                                                 --------------
                                                                                  2002         2001
                                                                                 -----       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................... $(808)      $   194
Items not affecting cash flows from operating activities:
   Depreciation and amortization................................................   278           219
   Impairment and other charges.................................................   670            --
   (Earnings) losses from unconsolidated investments, net of cash distributions.    43           (90)
   Risk-management activities...................................................   399            58
   Deferred income taxes........................................................  (338)           75
   Cumulative effect of change in accounting principle..........................   234            (2)
   Other........................................................................    41            36
                                                                                 -----       -------
Operating cash flows before changes in working capital..........................   519           490
Change in working capital:
   Accounts receivable..........................................................    63           896
   Inventory....................................................................   (19)          106
   Prepayments and other assets.................................................    (6)         (149)
   Accounts payable and accrued liabilities.....................................  (211)         (946)
   Other, net...................................................................   (18)          (21)
                                                                                 -----       -------
Net cash provided by operating activities.......................................   328           376
                                                                                 -----       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................  (631)       (1,676)
Investments in unconsolidated affiliates........................................   (12)          (37)
Business acquisitions, net of cash acquired.....................................   (20)          (20)
Proceeds from asset sales.......................................................    10           996
Other investing, net............................................................    --          (158)
                                                                                 -----       -------
Net cash used in investing activities...........................................  (653)         (895)
                                                                                 -----       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings..........................................   574         1,050
Repayments of long-term borrowings..............................................  (216)         (230)
Net proceeds from short-term borrowings.........................................   245            --
Net cash flow from commercial paper and revolving lines of credit...............  (233)          (33)
Proceeds from sale of capital stock, options and warrants.......................   236            63
Purchase of serial preferred securities of a subsidiary.........................   (28)           --
Decrease (increase) in restricted cash..........................................    14            (9)
Purchase of treasury stock......................................................    (1)          (13)
Dividends and other distributions, net..........................................   (55)          (49)
Other financing, net............................................................   (17)          196
                                                                                 -----       -------
Net cash provided by financing activities.......................................   519           975
                                                                                 -----       -------
Effect of exchange rate changes on cash.........................................   (35)           (7)
Net increase in cash and cash equivalents.......................................   159           449
Cash and cash equivalents, beginning of period..................................   208            59
                                                                                 -----       -------
Cash and cash equivalents, end of period........................................ $ 367       $   508
                                                                                 -----       -------

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

EXPLANATORY NOTE--RESTATEMENTS

   This Amendment No. 1 on Form 10-Q/A of Dynegy Inc. ("Dynegy" or the "Company") includes restatements relating to the Company's audited consolidated financial statements as of December 31, 2001 and its unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2002 and 2001. On April 11, 2003, Dynegy filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"), which included restated financial statements for each of the two years in the period ended December 31, 2001. The Form 10-K also included restated financial information for the three- and six-month periods ended June 30, 2002 and 2001. The restatements relate to the following:

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

   Specifically, the restatements are as follows:

   Project Alpha. Dynegy entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Alpha Form 8-K"), Dynegy restated the cash flow associated with the related gas supply contract as a financing activity in its Consolidated Statement of Cash Flows for 2001. The effect of this restatement was to reclassify approximately $70 million and $290 million of previously disclosed operating cash flow to financing cash flow for the six-month period ended June 30, 2001 and year ended December 31, 2001, respectively. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen LLP ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of cash flow from operations to cash flow from financing

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of approximately $79 million of tax benefit previously recognized by the Company during the 2001 period, $27 million of which related to the three and six months ended June 30, 2001. Andersen further advised the Company that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion has been withdrawn. Dynegy subsequently concluded that its 2001 restated consolidated financial statements would include the consolidation of ABG Gas Supply, LLC ("ABG"), one of the entities formed in connection with the transaction. The consolidation of ABG is included herein based on compilations of financial information received from an agent of ABG's equity holders.

   The table below reflects the impact of the Project Alpha restatements on net income and diluted earnings per share for the three and six months ended June 30, 2002 and 2001.

                                             Three Months  Six Months
                                                Ended        Ended
                                               June 30      June 30
                                             ------------  ----------
                                             (in millions, except per
                                                   share data)
           Net Income (Loss)
           2001.............................    $  (27)      $  (27)
           2002.............................        --           --
           Diluted Earnings (Loss) per Share
           2001.............................    $(0.08)      $(0.08)
           2002.............................        --           --

   Balance Sheet Reconciliation Project. Dynegy originally recognized an after-tax charge of approximately $80 million ($124 million pre-tax) in the second quarter 2002 related to a balance sheet reconciliation project undertaken by the Company at the beginning of 2002. The charge related principally to the Company's natural gas marketing business and was associated with the process of reconciling accrued to actual results. Accrual accounting for natural gas marketing involves the estimation of gas volumes, bought, sold, transported and stored, as well as the subsequent reconciliation of estimated to actual volumes. The Company has restated its financial statements to allocate this $80 million charge from the second quarter 2002 back to the periods in which the transactions giving rise to the charge originally occurred.

   The table below reflects the impact on net income and diluted earnings per share of this restatement for the three and six months ended June 30, 2002 and 2001.

                                             Three Months  Six Months
                                                Ended        Ended
                                               June 30      June 30
                                             ------------  ----------
                                             (in millions, except per
                                                   share data)
           Net Income (Loss)
           2001.............................    $  (18)      $   4
           2002.............................        89          93
           Diluted Earnings (Loss) per Share
           2001.............................    $(0.05)      $0.01
           2002.............................      0.24        0.25

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


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

   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and six months ended June 30, 2002 and 2001.

                                             Three Months Six Months
                                                Ended       Ended
                                               June 30     June 30
                                             ------------ ----------
                                              (in millions, except
                                                   share data)
           Net Income (Loss)
           2001.............................    $  (12)     $    3
           2002.............................         5         (22)
           Diluted Earnings (Loss) per Share
           2001.............................    $(0.04)     $ 0.01
           2002.............................      0.01       (0.06)

   Valuation of Extant, Inc. Purchase. On September 29, 2000, Dynegy completed the acquisition of Extant, Inc., a privately held entity engaged in the communications business. The transaction was accounted for as a purchase. In 2000, the Company incorrectly valued the shares of Class A common stock it issued as consideration for the acquisition at $49.59 per share, rather than $36.59 per share, which amount represented the average share price during the five days surrounding the announcement of the acquisition. The $49.59 per share originally utilized in the valuation was incorrectly based on the average closing price of Dynegy's Class A common stock during the 30 days prior to the closing date, which was consistent with the valuation provisions in the merger agreement. As a result, the purchase price allocated to the assets acquired and liabilities assumed in the purchase was overstated by $23 million in 2000. This error resulted in an overstatement of the amortization of goodwill acquired in the transaction during 2001 and 2000. Additionally, as a result of this error, the Company overstated by $22 million the impairment of goodwill recorded in 2002 associated with the Company's January 1, 2002 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and six months ended June 30, 2002 and 2001.

                                             Three Months Six Months
                                                Ended       Ended
                                               June 30     June 30
                                             ------------ ----------
                                              (in millions, except
                                                   share data)
           Net Income (Loss)
           2001.............................    $0.25       $ 0.50
           2002.............................       --        22.00
           Diluted Earnings (Loss) per Share
           2001.............................    $0.00       $ 0.00
           2002.............................       --         0.06

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

   During January 2003, in connection with the re-audit of the Company's 1999-2001 financial statements and an assessment of various accounting policies, the Company reconsidered the model-based methodology used to value the portions of its power marketing and trading portfolio for which broker quotes were not available. Under the Company's prior methodology, forward curves used to calculate the value of its long-term U.S. power contracts were derived from a proprietary model based on a required rate of return on investments in new generation facilities. The primary disadvantage of this type of methodology, which was confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters, is that, in certain circumstances, it may not reflect true market prices in future years. After reconsidering the appropriateness of this methodology in light of changing industry circumstances and in connection with the re-audit, in late January 2003, the Company determined that, beginning with the third quarter 2001, a different forward power curve methodology would more appropriately reflect the value of its long-term power contracts.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and six months ended June 30, 2002 and 2001.

                                             Three Months Six Months
                                                Ended       Ended
                                               June 30     June 30
                                             ------------ ----------
                                              (in millions, except
                                                   share data)
           Net Income (Loss)
           2001.............................    $   --      $   --
           2002.............................      (128)       (202)
           Diluted Earnings (Loss) per Share
           2001.............................    $   --      $   --
           2002.............................     (0.35)      (0.55)

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

                                            June 30, December 31,
                                              2002       2001
                                            -------- ------------
                                               ($ in millions)
              Restricted cash..............   $  3      $   17
              Property, plant and equipment    (23)      1,094
              Accrued liabilities and other    107         445
              Long-term debt...............    345         666

Please read Note 7--Debt in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as most recently amended by Amendment No. 2 thereto filed with the SEC on April 11, 2003 (the "2001 Form 10-K/A"), for further discussion.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and six months ended June 30, 2002 and 2001.

                                             Three Months Six Months
                                                Ended       Ended
                                               June 30     June 30
                                             ------------ ----------
                                              (in millions, except
                                                   share data)
           Net Income (Loss)
           2001.............................    $   --      $   --
           2002.............................      (214)       (228)
           Diluted Earnings (Loss) per Share
           2001.............................    $   --      $   --
           2002.............................     (0.58)      (0.63)

   Change in Implied Preferred Dividends. In November 2001, the Company issued $1.5 billion in Series B preferred stock to ChevronTexaco. This preferred stock is convertible by ChevronTexaco into shares of Dynegy's Class B common stock at a conversion price of $31.64. This conversion price represents an approximate 5% discount to the Company's stock price on November 7, 2001, the date the conversion price was negotiated. Based on the implied value of this beneficial conversion option as of November 7, Dynegy recognized a $65 million preferred stock dividend to be amortized over the two-year period leading up to the mandatory redemption date for the shares. During the course of the re-audit of the Company's financial statements for 1999-2001, the Company analyzed its accounting for the beneficial conversion option and determined it necessary to correct the commitment date used for valuing this beneficial conversion option to November 13, 2001, the date ChevronTexaco funded and consummated its preferred stock purchase and the preferred securities were issued. The Company's stock price increased significantly between November 7 and November 13 after the announcement of the proposed Enron Corp. merger. As a result of the increase in the intrinsic value of ChevronTexaco's beneficial conversion option, the restated preferred stock dividend amount is calculated based on a two-year amortization of the beneficial conversion option's implied value of approximately $660 million--an increase of approximately $595 million over the $65 million originally reported.

   The table below reflects the impact of this restatement on net income available to common stockholders and diluted earnings per share as originally reported for the three and six months ended June 30, 2002 and 2001. The restatement had no impact on net income or cash flows.

                                                      Three Months Six Months
                                                         Ended       Ended
                                                        June 30     June 30
                                                      ------------ ----------
                                                       (in millions, except
                                                            share data)
   Net Income (Loss) Available to Common Stockholders
   2001..............................................    $   --      $   --
   2002..............................................       (74)       (149)
   Diluted Earnings (Loss) per Share
   2001..............................................    $   --      $   --
   2002..............................................     (0.20)      (0.41)

   Valuation of Technology Investment. The Company acquired the common stock of a technology investment in the second quarter 2000. In the second quarter 2002, after several quarters of declines in the market

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

price of the investment, the Company determined that the decline in value was other-than-temporary. As such, the Company recognized a $12 million after-tax charge during the second quarter 2002. Upon further review, the Company determined that it incorrectly delayed recognition of the charge associated with this investment, as the decline in value through September 30, 2001 met the "other-than-temporary" threshold. Therefore, the Company has restated the financial statements to record the impairment in the third quarter 2001.

   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and six months ended June 30, 2002 and 2001.

                                             Three Months Six Months
                                                Ended       Ended
                                               June 30     June 30
                                             ------------ ----------
                                              (in millions, except
                                                   share data)
           Net Income (Loss)
           2001.............................    $  --       $  --
           2002.............................       10          10
           Diluted Earnings (Loss) per Share
           2001.............................    $  --       $  --
           2002.............................     0.03        0.03


   Correction for Income Taxes. During the course of the re-audit of its 1999-2001 financial statements, the Company reviewed its previous accounting for income taxes and determined that it made errors in accounting for certain tax matters. These errors related to book-tax basis differences that were reflected as permanent differences as opposed to temporary differences, the failure to record differences between the amounts recognized as income tax provision and the amounts actually reflected in the applicable income tax returns, adjustments related to book and tax-basis balance sheet reconciliations and changes in estimates of tax contingencies. The Company has restated its financial statements to correct these errors, resulting in additional deferred tax expense as further described below.

   The table below reflects the impact of these restatements on net income and diluted earnings per share as originally reported for the three and six months ended June 30, 2002 and 2001.

                                             Three Months Six Months
                                                Ended       Ended
                                               June 30     June 30
                                             ------------ ----------
                                              (in millions, except
                                                   share data)
           Net Income (Loss)
           2001.............................    $   (3)     $   (8)
           2002.............................        (1)         (4)
           Diluted Earnings (Loss) per Share
           2001.............................    $(0.00)     $(0.02)
           2002.............................     (0.00)      (0.01)

   Other Adjustments Arising During the Re-Audit. PricewaterhouseCoopers LLP re-audited Dynegy's 1999-2001 financial statements. The re-audit was completed in April 2003. The Company has restated its 1999-

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

2001 financial statements to correct various errors that were identified during the course of the re-audit, which restatements are reflected in the 2001 Form 10-K/A and the 2002 Form 10-K. These corrections principally relate to the timing on which various transactions were recorded in the ordinary course of business.

   The table below reflects the impact of these restatements on net income and diluted earnings per share as originally reported for the three and six months ended June 30, 2002 and 2001.

                                             Three Months Six Months
                                                Ended       Ended
                                               June 30     June 30
                                             ------------ ----------
                                              (in millions, except
                                                   share data)
           Net Income (Loss)
           2001.............................    $  (47)     $  (63)
           2002.............................         6          (9)
           Diluted Earnings (Loss) per Share
           2001.............................    $(0.14)     $(0.19)
           2002.............................      0.03       (0.02)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

   A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the Original Filing is as follows (in millions):

                     RESTATED SELECTED BALANCE SHEET DATA

                                               June 30,
                                                 2002
                                               ---------
                                                  (in
                                               millions)
                        Current Assets
                           As Reported........  $ 9,692
                           Restatement Effect.     (834)
                                                -------
                           As Restated........  $ 8,858
                                                =======
                        Total Assets
                           As Reported........  $28,989
                           Restatement Effect.   (1,043)
                                                -------
                           As Restated........  $27,946
                                                =======
                        Current Liabilities
                           As Reported........  $10,833
                           Restatement Effect.     (470)
                                                -------
                           As Restated........  $10,363
                                                =======
                        Total Liabilities
                           As Reported........  $22,644
                           Restatement Effect.     (365)
                                                -------
                           As Restated........  $22,279
                                                =======
                        Stockholders' Equity
                           As Reported........  $ 4,471
                           Restatement Effect.     (254)
                                                -------
                           As Restated........  $ 4,217
                                                =======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

                        RESTATED RESULTS OF OPERATIONS

                                                   Three Months  Six Months
                                                      Ended        Ended
                                                     June 30,     June 30,
                                                   ------------  ----------
                                                   (in millions, except per
                                                       share amounts)
      2002
      Net Loss:
         As Reported..............................    $ (328)      $ (468)
         Restatement Effect.......................      (233)        (340)
                                                      ------       ------
         As Restated..............................    $ (561)      $ (808)
                                                      ======       ======
      Net Loss Available to Common Stockholders:
         As Reported..............................    $ (336)      $ (484)
         Restatement Effect.......................      (307)        (489)
                                                      ------       ------
         As Restated..............................    $ (643)      $ (973)
                                                      ======       ======
      Loss Per Diluted Share:
         As Reported..............................    $(0.92)      $(1.33)
         Restatement Effect.......................     (0.84)       (1.34)
                                                      ------       ------
         As Restated..............................    $(1.76)      $(2.67)
                                                      ======       ======
      2001
      Net Income:
         As Reported..............................    $  146       $  285
         Restatement Effect.......................      (107)         (91)
                                                      ------       ------
         As Restated..............................    $   39       $  194
                                                      ======       ======
      Net Income Available to Common Stockholders:
         As Reported..............................    $  146       $  285
         Restatement Effect.......................      (107)         (91)
                                                      ------       ------
         As Restated..............................    $   39       $  194
                                                      ======       ======
      Earnings Per Diluted Share:
         As Reported..............................    $ 0.43       $ 0.84
         Restatement Effect.......................     (0.31)       (0.27)
                                                      ------       ------
         As Restated..............................    $ 0.12       $ 0.57
                                                      ======       ======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

                       RESTATED SELECTED CASH FLOW DATA

                                              Six Months
                                                Ended
                                               June 30,
                                              ----------
                                                 (in
                                              millions)
                       2002
                       Operating Cash Flows:
                          As Reported........   $ 375
                          Restatement Effect.     (47)
                                                -----
                          As Restated........   $ 328
                                                =====
                       Investing Cash Flows:
                          As Reported........   $(597)
                          Restatement Effect.     (56)
                                                -----
                          As Restated........   $(653)
                                                =====
                       Financing Cash Flows:
                          As Reported........   $ 417
                          Restatement Effect.     102
                                                -----
                          As Restated........   $ 519
                                                =====
                       2001
                       Operating Cash Flows:
                          As Reported........   $ 371
                          Restatement Effect.       5
                                                -----
                          As Restated........   $ 376
                                                =====
                       Investing Cash Flows:
                          As Reported........   $(577)
                          Restatement Effect.    (318)
                                                -----
                          As Restated........   $(895)
                                                =====
                       Financing Cash Flows:
                          As Reported........   $ 644
                          Restatement Effect.     331
                                                -----
                          As Restated........   $ 975
                                                =====

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


   PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER AUGUST 14, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS SECOND QUARTER 2002 FORM 10-Q). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE AUGUST 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 16--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

NOTE 1--ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the restated consolidated financial statements and notes thereto included in the 2001 Form 10-K/A, which includes restated financial statements for 1999-2001 reflecting the revisions described in the Explanatory Note above.

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

NOTE 2--LIQUIDITY AND INDUSTRY CONDITIONS

   During 2002, a number of events negatively impacted Dynegy as well as the merchant energy industry in general. These events have resulted in downgrades in the Company's credit ratings to non-investment grade by each of the major rating agencies and a reduction in available liquidity resulting from a combination of lower than expected cash flow from operations, reduced access to sources of capital and increased collateralization of its trading and commercial obligations. The credit ratings downgrades have limited and will likely continue to limit significantly the Company's ability to refinance its debt obligations and to access the capital markets and will likely increase the borrowing costs incurred by the Company in connection with any refinancing activities. The Company's financial and operating flexibility is likely to be similarly reduced as a result of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers. The Company has significant debt maturities over the next 12 months, which are further described in Note 8 below. Additionally, the increased collateralization of the Company's trading and commercial obligations has decreased capital otherwise available to satisfy the Company's debt service, debt maturities and other obligations.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


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

NOTE 3--CHANGES IN ACCOUNTING PRINCIPLES

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

                                          Wholesale  Dynegy   Transmission
                                           Energy   Midstream      &       Dynegy Global
                                           Network  Services  Distribution Communications  Total
                                          --------- --------- ------------ -------------- ------
Balances as of January 1, 2002...........   $930       $16       $  381        $ 234      $1,561
Cumulative effect of change in accounting
  principle..............................     --        --           --         (234)       (234)
Goodwill acquired during the period......     --        --          887           --         887
Purchase price adjustments...............     (7)       --          (28)          --         (35)
                                            ----       ---       ------        -----      ------
Balances as of June 30, 2002.............   $923       $16       $1,240        $  --      $2,179
                                            ====       ===       ======        =====      ======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


   The Company recognized a $234 million charge in the first quarter 2002 related to its Dynegy Global Communications ("DGC") segment in accordance with Statement No. 142 and reflected such charge as a cumulative effect of change in accounting principle. The fair value of that reporting segment was estimated using the expected present value of future cash flows. The value was negatively impacted by continued weakness in the telecommunications and broadband markets. Goodwill acquired during the period relates to the acquisition of Northern Natural, the previously announced sale of which is further described in Note 6 below. The purchase price adjustments relate to the United Kingdom natural gas storage assets purchased in late 2001 and to the acquisition of Northern Natural in early 2002.

   The following table sets forth what Dynegy's net income and earnings per share ("EPS") would have been in the three- and six-month periods ended June 30, 2001, if goodwill had not been amortized during those periods, compared to the net loss and loss per share Dynegy recorded for the three- and six-month periods ended June 30, 2002 (in millions, except per share data).

                                                    Three Months Ended Six Months Ended
                                                      June 30,           June 30,
                                                    ------------------ ----------------
                                                     2002      2001     2002     2001
                                                     ------     -----   ------   -----
 Reported net income (loss)........................ $ (561)    $  39   $ (808)   $ 194
 Add back: Goodwill amortization...................     --        12       --       24
                                                     ------     -----   ------   -----
 Adjusted net income (loss)........................ $ (561)    $  51   $ (808)   $ 218
 Less: preferred stock dividends...................     82        --      165       --
                                                     ------     -----   ------   -----
 Net income (loss) available to common stockholders $ (643)    $  51   $ (973)   $ 218
                                                     ------     -----   ------   -----
 Basic EPS:
 Reported net income (loss)........................ $(1.76)    $0.12   $(2.67)   $0.60
 Goodwill amortization.............................     --      0.04       --     0.07
                                                     ------     -----   ------   -----
 Adjusted net income (loss)........................ $(1.76)    $0.16   $(2.67)   $0.67
                                                     ------     -----   ------   -----
 Diluted EPS:
 Reported net income (loss)........................ $(1.76)    $0.12   $(2.67)   $0.57
 Goodwill amortization.............................     --      0.04       --     0.07
                                                     ------     -----   ------   -----
 Adjusted net income (loss)........................ $(1.76)    $0.16   $(2.67)   $0.64
                                                     ------     -----   ------   -----

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on its financial position, results of operations or cash flows. However, see Note 4 below regarding the impairment of the communications business in the second quarter 2002.

   Accounting Principles Not Yet Adopted. FASB Statement No. 143. Also during 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

obligation is recognized in the period in which it is incurred with the associated asset requirement costs being capitalized as a part of the carrying amount of the long-lived assets. The Company is evaluating the future financial effects of adopting Statement No. 143 and will adopt the standard effective January 1, 2003.

   FASB Statement No. 145. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement No. 145"). The adoption of Statement No. 145 effective January 1, 2003 is not expected to impact the Company.

   FASB Statement No. 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("Statement No. 146"). Statement No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF" or the "Task Force") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of Statement No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption of the standard is allowed. If the Company had adopted Statement No. 146 early, it would not have affected the Company's accounting for restructuring activities which occurred in the second quarter 2002.

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

                           (UNAUDITED AND RESTATED)

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

NOTE 4--RESTRUCTURING AND IMPAIRMENT CHARGES

   During the second quarter 2002, the Company recognized a $683 million pre-tax ($444 million after-tax) charge principally related to the impairment, write-off or obsolescence of certain assets and an accrual for severance related to a corporate restructuring. The charge primarily relates to the impairment of the Company's investment in the telecommunications business, the impairment of investments in securities of entities engaged in technology-related ventures and a severance charge related to a plan of restructuring of the Company's operations. The pre-tax charges, which were substantially non-cash in nature, consisted of the following (in millions):

                 Impairment of telecommunications business $611
                 Impairment of technology investments.....   23
                 Severance charge.........................   37
                 Write-off of other obsolete assets.......   12
                                                           ----
                                                           $683
                                                           ----

   During the second quarter 2002, prospects for the communications sector continued to deteriorate as evidenced by an increased number of bankruptcies in the sector, continued devaluation of debt and equity securities, a lack of financing sources and further pricing pressures resulting from challenges faced by major industry participants. As a result of this deterioration, a continuing negative outlook for the industry and Dynegy's desire to improve its own liquidity, management began to take measures to reduce cash losses in the business, including reducing capital spending and lowering operating and administrative expenses. Management is aggressively pursuing alternatives for exiting this business segment, although no formal plans are in place and no assurance can be provided as to the timing or structure of any such transaction.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


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

   Dynegy's impairment analysis of its communications business at June 30, 2002, calculated in accordance with the guidelines set forth in Statement No. 144, indicated future cash flows from DGC's operations were insufficient to cover the carrying value of that segment's long-lived assets. As a result, non-cash impairment charges totaling $611 million ($397 million after-tax) were recorded in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2002.

   At June 30, 2002, the valuations of certain technology investments were assessed in light of the Company's decision to pursue a managed exit strategy from its telecommunications business. These investments were originally entered into in order to leverage existing commercial relationships or as a means of expanding new relationships. Historically, the Company viewed these investments as strategic and core to its telecommunications strategy. Accordingly, Dynegy expected to hold these investments for the long-term and viewed trends in the sector as cyclical. These investments include ownership in public and private companies and investment funds focused in the technology sector. The continued downturn in the technology sector during the second quarter 2002 combined with the Company's change in strategy resulted in a decision to recognize an impairment charge relative to these investments. After recognition of the impairment, values for these investments represent expected realizable value at June 30, 2002. The $23 million pre-tax ($15 million after-tax) charge was recorded in Earnings of Unconsolidated Affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002.

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

   The remaining pre-tax non-cash charge of $12 million ($8 million after-tax) relates to the retirement of partially depreciated information technology equipment and software replaced during the quarter with new system applications and arrangements as well as miscellaneous deposits that are not expected to provide future value. The charge was recorded in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002.

   During the three months ended March 31, 2002, the Company incurred an $18 million pre-tax ($13 million after-tax) charge associated with a commitment to deliver gas assumed in the acquisition of Northern Natural. The pre-tax charge is included in Revenues in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2002.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


NOTE 5--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

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

                                                                     Three Months      Six Months
                                                                         Ended           Ended
                                                                       June 30,         June 30,
                                                                    --------------- ----------------
                                                                     2002    2001     2002    2001
                                                                    ------  ------- -------  -------
Pro forma revenues................................................. $9,676  $12,006 $18,160  $25,426
Pro forma income (loss) from operations before change in accounting
  principle (Notes 4 and 7)........................................   (561)      56    (551)     257
Pro forma income (loss) from operations before change in accounting
  principle per share (diluted)....................................  (1.76)    0.17   (1.97)    0.76
Pro forma net income (loss) before preferred stock dividends.......   (561)      56    (785)     259
Pro forma net income (loss) available to common shareholders.......   (643)      56    (950)     259
Pro forma earnings (loss) per share (diluted)......................  (1.76)    0.17   (2.61)    0.77

NOTE 6--COMMERCIAL OPERATIONS, RISK MANAGEMENT ACTIVITIES AND FINANCIAL
                   INSTRUMENTS

   Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives (which are not part of the Company's marketing activities) qualify, and are designated, as hedges of future cash flows, fair values or net investments or qualify, and are designated, as normal purchases and sales. Derivatives treated as normal purchases or sales are recorded and recognized in income using accrual accounting.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


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

   Changes in stockholders' equity related to derivatives for the six-month period ended June 30, 2002 were as follows, net of tax (in millions):

                 Balance at December 31, 2001............. $ 8
                 Current period changes in fair value, net  (3)
                 Reclassifications to earnings, net.......   2
                                                           ---
                 Balance at June 30, 2002................. $ 7
                                                           ---

   Accumulated other comprehensive income, net of tax is included in Stockholders' Equity on the Condensed Consolidated Balance Sheet as follows (in millions):

    Statement No. 133, net.............................................. $ 7
    Currency translation adjustment.....................................   3
    Unrealized loss on available-for-sale securities, net...............   1
                                                                         ---
    Accumulated other comprehensive income, net of tax, at June 30, 2002 $11
                                                                         ---

   Other comprehensive income (loss) is as follows (in millions):

                                                   Six Months
                                                      Ended
                                                    June 30,
                                                   -----------
                                                    2002  2001
                                                   -----  ----
                 Net income (loss)................ $(808) $194
                 Other comprehensive income.......    38    30
                                                   -----  ----
                 Total comprehensive income (loss) $(770) $224
                                                   -----  ----

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

   The balance in other comprehensive income at June 30, 2002 associated with these cash flow hedges is expected to be reclassified to future earnings contemporaneously with the related purchases of fuel, sales of electricity or liquids and payments of interest, as applicable to each type of hedge. Of this amount, approximately $9 million in losses, net of taxes, is estimated to be reclassed into earnings over the 12-month period ending June 30, 2003. The actual amounts that will be reclassified to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

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

   The Company has investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses derivative financial instruments, including foreign exchange forward contracts and cross currency interest rate swaps, to hedge this exposure. For the six months ended June 30, 2002, approximately $64 million of net losses related to these contracts were included in the cumulative translation adjustment. During the six months ended June 30, 2002, ineffectiveness from changes in fair value of net investment hedge positions was a loss of approximately $5 million. There were no net investment hedges for the six months ended June 30, 2001.

NOTE 7--CAPITAL LEASES

   In response to the initiatives underway at the FASB, on June 28, 2002, the Company unilaterally undertook certain actions, the effect of which altered the accounting for one of its existing lease obligations. These actions included the delivery of a guarantee of the lessor debt in the lease of a power generation facility. As a result of these actions, the lease is now accounted for as a capital lease and approximately $165 million of generation assets and the associated debt were brought on-balance sheet. The Company has the option to purchase the related assets at lease maturity in 2005. This obligation bears interest at a rate of LIBOR plus 1.5% to 2.75%, depending on the tranche.

   This non-cash action resulted in an increase to property, plant and equipment and a corresponding increase in long-term debt on the condensed consolidated balance sheets. This obligation was previously reported as a lease obligation in the footnotes to the financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the 2001 Form 10-K.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


   The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2002 (in millions):

               Six months ending December 31, 2002........ $  3
               Year ending December 31:
                  2003....................................    5
                  2004....................................    7
                  2005....................................  176
                                                           ----
               Total minimum lease payments...............  191
               Less: Amount representing interest.........  (26)
                                                           ----
               Present value of net minimum lease payments $165
                                                           ----

NOTE 8--DEBT

   As of August 12, 2002, the Company's debt and preferred stock maturities through December 31, 2003, inclusive of letters of credit issued under revolving credit facilities, were as follows: remainder of third quarter 2002--$33 million; fourth quarter 2002--$400 million (not including a $450 million secured line of credit at Northern Natural that will be assumed by MidAmerican in the sale of Northern Natural, as further described in Note 5 above); first quarter 2003--$259 million; second quarter 2003--$1,875 million; third quarter 2003--$252 million; and fourth quarter 2003--$1,562 million (including $1.5 billion in Series B Mandatorily Convertible Redeemable Preferred Stock held by ChevronTexaco Corporation). Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the Company's current liquidity and capital plans.

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

   Dynegy completed an amendment to the Catlin Associates, LLC transaction also referred to as "Black Thunder" in June 2002 that permanently removed a $270 million obligation that could have been triggered by declines in our credit ratings. The amended agreement requires one of our subsidiaries to make periodic payments totaling $275 million over the remaining three years of the transaction with $577 million due in June 2005. The subsidiary has already paid approximately $73 million of this total. Quarterly maturities are approximately $20 million through the first quarter 2005. Balances outstanding incur interest based on market conditions in accordance with the agreement. In addition, we agreed to grant mortgages on the Midwest generation assets covered by the transaction, post a letter of credit to secure a contingent obligation expiring December 31, 2002 and to make certain structural changes to enhance the security of the third-party lenders involved in the transaction. As a result of this amendment, $796 million related to Catlin Associates, LLC was reclassified from minority interest to debt on Dynegy's Condensed Consolidated Balance Sheet at June 30, 2002.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

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

   Dynegy incurred upfront fees aggregating approximately $19 million in connection with the interim financings, Black Thunder amendment and West Coast Power transactions described above. Such amounts are capitalized and amortized over the terms of the respective financing transactions.

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

   Financial covenants under the new DHI revolver include a debt-to-capitalization test (which takes into account certain lease and similar commitments of DHI and its subsidiaries) and a newly added 3.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA")-to-interest test. The permissible threshold for the debt-to-capitalization test was lowered in the new facility from 65% to 60%. Other newly added covenants in the facility include subordination of certain intercompany debt owed to Dynegy and its subsidiaries (other than DHI and its subsidiaries), restrictions on liens and limitations prohibiting subsidiary debt at Dynegy Marketing & Trade, Dynegy Power Marketing, Inc. and Dynegy Midstream Services, Limited Partnership. Default provisions include cross payment default of Dynegy, DHI or any principal subsidiary with respect to debt or other similar obligations that exceed $100 million, cross acceleration of Dynegy, DHI or any principal subsidiary under any instrument covering debt or similar obligations that exceed $100 million and bankruptcy or receivership of Dynegy, DHI or any principal subsidiary. The new facility does not contain any defaults relating to material adverse changes in the condition of Dynegy or DHI after the closing date or to changes in Dynegy's

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

or DHI's credit ratings. The new facility also does not contain a "term-out" provision that would permit Dynegy to extend the maturity for borrowings under the facility beyond the facility's April 28, 2003 maturity date. As such, the amounts outstanding under this facility are classified as current. Management believes DHI is in compliance with the covenants contained in this agreement.

   On April 10, 2001, ABG Gas Supply entered into a credit agreement with a consortium of lenders in order to provide financing associated with Project Alpha. Advances under the agreement allowed ABG Gas Supply to purchase NYMEX natural gas contracts with the underlying physical gas supply to be sold to Dynegy Marketing and Trade under an existing natural gas purchases and sales agreement. The credit agreement requires ABG Gas Supply to repay the advances in monthly installments commencing February 2002 through December 2004 from funds received from Dynegy Marketing and Trade under the natural gas purchases and sales agreement. The advances bear interest at a Eurodollar rate plus a margin as defined in the agreement. Advances of $290 million were outstanding under this agreement at June 30, 2002.

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

   On January 31, 2002, the Company acquired debt with a face value of approximately $950 million (and a fair value of approximately $890 million) through the acquisition of Northern Natural. Approximately $500 million of the Northern Natural debt consists of senior unsecured notes with maturities ranging from 2005 to 2011. The remaining $450 million consists of a secured line of credit that matures in November 2002. See Note 5 for discussion of Dynegy's previously announced sale of Northern Natural. In the event the Company cannot consummate the sale of Northern Natural, management believes, based on an internal analysis of Northern Natural's credit capacity, including a review of other regulated pipelines, that Northern Natural will be able to refinance the $450 million secured line of credit, and it is Northern Natural's management's current intention to do so. On April 26, 2002, DHI purchased $90 million of Northern Natural's senior unsecured notes due 2005 pursuant to a tender offer. The Company is considering alternatives relating to the sale of these notes.

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

NOTE 9--EARNINGS PER SHARE

   Basic earnings (loss) per share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the period. Diluted earnings (loss) per share represents the amount of earnings
(loss) for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In-the-money outstanding options contribute to the differences

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

between basic and diluted shares outstanding in all periods. The diluted shares in the 2002 periods do not include the effect of the assumed conversion to Class A common stock of the Series B Mandatorily Convertible Redeemable Preferred Securities held by ChevronTexaco as it would be anti-dilutive.

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

NOTE 10--CAPITAL STOCK

   Chevron U.S.A. Inc., a ChevronTexaco subsidiary, purchased approximately
10.4 million shares of Class B common stock in January 2002 pursuant to its preemptive right under its shareholder agreement with Dynegy. Proceeds from this sale totaled approximately $205 million and were held in cash to enhance short-term liquidity.

   Dynegy's Board of Directors has elected not to pay a dividend on Dynegy's Class A or Class B common stock for the third quarter 2002. Payments of dividends for subsequent periods will be at the discretion of the Board of Directors.

NOTE 11--UNCONSOLIDATED INVESTMENTS

   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the consolidated statements of operations as earnings (losses) from unconsolidated investments. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $854 million and $830 million at June 30, 2002 and December 31, 2001, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company. Dynegy holds investments in joint ventures in which ChevronTexaco or its affiliates are investors. For additional information about these investments, please read Note 11--Related Party Transactions in the 2001 Form 10-K.

   Generation Assets. These investments include ownership interests in eight joint ventures that own fossil fuel electric generation facilities in diverse geographic regions as well as a limited number of international ventures. The Company's ownership is generally 50 percent in the majority of these ventures. The Company's aggregate net investment of $720 million at June 30, 2002 represents approximately 2,400 MW of net generating capacity. The Company's most significant investment in generating capacity is its interest in West Coast Power, representing approximately 1,400 MW of net generating capacity in California. The net investment in West Coast Power totaled approximately $348 million at June 30, 2002. West Coast Power provided equity earnings of approximately $37 million and $70 million in the six months ended June 30, 2002 and 2001, respectively.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


   Summarized aggregate financial information for these generation and midstream investments and Dynegy's equity share thereof was (in millions):

                                    Six Months Ended June 30,
                                   ---------------------------
                                       2002          2001
                                   ------------- -------------
                                          Equity        Equity
                                   Total  Share  Total  Share
                                   ------ ------ ------ ------
                  Revenues........ $1,851  $703  $2,455  $936
                                   ------  ----  ------  ----
                  Operating margin $  397  $135  $  388  $152
                                   ------  ----  ------  ----
                  Net income...... $  210  $ 72  $  253  $ 94
                                   ------  ----  ------  ----

   Other Investments. In addition to these equity investments, the Company holds interests in non-public companies for which it does not have significant influence over the operations. These investments are generally accounted for by the cost method. Such investments totaled $52 million and $91 million at June 30, 2002 and December 31, 2001, respectively. The change is primarily attributed to the impairment of technology investments resulting from unfavorable market conditions. See Note 4 for further discussion regarding these impairments.

   The Company also owns equity securities that have a readily determinable fair market value and are considered available-for-sale. The market value of these investments at June 30, 2002 and December 31, 2001 was determined to be $12 million and $23 million, respectively. The change is primarily attributed to the decline in value of available-for-sale technology investments resulting from unfavorable market conditions. The Company wrote off the unrealized losses related to such dealings in the second quarter 2002. The Company is in the process of selling these investments.

NOTE 12--COMMITMENTS AND CONTINGENCIES

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 12, WHICH WAS PRESENTED IN THE COMPANY'S SECOND QUARTER 2002 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON AUGUST 14, 2002 IN ORDER TO REFLECT MATERIAL CHANGES IN OR UPDATES TO THE COMPANY'S MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF ITS 2001 FORM 10-K AND FIRST QUARTER 2002 FORM 10-Q, DOES NOT REFLECT EVENTS OCCURRING AFTER AUGUST 14, 2002. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN OR UPDATES TO THE COMPANY'S MATERIAL LEGAL PROCEEDINGS, PLEASE READ ITS EXCHANGE ACT REPORTS FILED SINCE AUGUST 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE
NOTE 16--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

   Please see Note 11, "Commitments and Contingencies," in the 2001 Form 10-K and Note 9, "Commitments and Contingencies," in the Company's Form 10-Q for the quarter ended March 31, 2002 (the "Form 10-Q") for a description of the Company's material legal proceedings. Set forth below is a description of any material developments that have occurred with respect to such proceedings since the Company's filing of the Form 10-Q for the first quarter 2002 and a description of any new matters that have arisen during the quarter.

   We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

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

   Baldwin Station Litigation. IP and Dynegy Midwest Generation, Inc., (collectively, the "Defendants") are the subject of a Notice of Violation ("NOV") from the Environmental Protection Agency (the "EPA") and a complaint filed by the EPA and the Department of Justice alleging violations of the Clean Air Act (the "Act") and the regulations promulgated under the Act. Similar notices and complaints have been filed against a number of other utilities. Both the NOV and the complaint allege that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under the Prevention of Significant Deterioration and/or New Source Performance Standards regulations. When activities that meet the definition of "major modifications" occur and they are not otherwise exempt, the Act and related regulations generally require that generating facilities meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment. The Defendants filed an answer denying all claims and asserting various specific defenses and a trial date of February 11, 2003 has been set.

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

   None of the Defendants' other facilities are covered in the complaint and NOV, but the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants as well as Dynegy Northwest Generation's Danskammer and Roseton Plants. It is possible that the EPA will eventually commence enforcement actions based on activities at those plants as well.

   On June 13, 2002, the EPA announced its intention to implement several reforms to its regulations governing new source review. These reforms, if made, would clarify the routine maintenance, repair and

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

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

   All six lawsuits were consolidated before Judge Sammartino, Superior Court Judge for the County of San Diego. Subsequent to the consolidation, two defendants filed cross complaints against a number of corporations and governmental agencies that sold power in California's wholesale energy markets. Four cross defendants removed the six cases to the United States District Court for the Southern District of California (San Diego). Following removal, certain cross defendants filed motions to dismiss the cross complaints, which motions are pending. The original plaintiffs in the six consolidated complaints filed motions to remand the consolidated cases back to state court, which motions are pending. The defendants in the six consolidated cases have filed motions to dismiss the complaints based on the filed rate doctrine and preemption defense, which motions are pending. Federal Judge Whaley has decided that the Court will hear the motion to remand and the cross defendants' motion to dismiss on September 19, 2002. If the Court decides that it has jurisdiction over the claims, the defendants' motion to dismiss will be heard as soon as possible after September 19th.

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

   In addition to the six consolidated lawsuits discussed above, eight new putative class actions were filed on behalf of business and residential electricity consumers, including consumers residing in the State of Washington. The lawsuits were filed in various state courts and in Northern California, and in respect to the lawsuit on behalf of consumers in the State of Washington, in the United States District Court for the Northern District of California. Named as defendants are various generators and marketers, including Dynegy and some of our affiliates. The complaints allege unfair, unlawful, and deceptive practices in violation of the California Unfair Business Practices Act and seek to enjoin illegal conduct, restitution and unspecified damages. While some of the allegations in these lawsuits are similar to the allegations in the other six lawsuits, these lawsuits include additional allegations based on events occurring subsequent to the filing of the other six lawsuits. These additional allegations include allegations similar to those made by the California Attorney General in the March 11, 2002 lawsuit described above as well as allegations that contracts between these power generators and the California Department of Water Resources (the "DWR") constitute unfair business practices resulting from

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

market manipulation. The lawsuits filed in state court have been removed to federal courts in the Northern and Eastern Districts of California. Some defendants have filed a petition with the Judicial Panel For Multidistrict Litigation seeking to consolidate the new cases with the six cases consolidated in the United States District Court for the Southern District of California. The Company intends to vigorously defend against these claims.

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

   Dynegy also previously described a suit filed against Dynegy and DHI by Ann
C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York, Cause No. 01 CU 11652. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned common stock of Enron Corp. as of November 28, 2001. A similar suit was filed by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas, Cause No. 2002-00080. Plaintiffs in each case allege that they are intended third party beneficiaries of the Merger Agreement dated November 9, 2001 among Enron and Dynegy and related entities. Plaintiffs claim that Dynegy materially breached the Merger Agreement by, inter alia, wrongfully terminating that agreement. Plaintiffs also claim that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs seek unspecified damages and other relief. Enron moved for an order of the Bankruptcy Court in the Southern District of New York, directing that the Pearl and Shapiro plaintiffs be enjoined from prosecuting their actions and immediately dismiss those actions. The Bankruptcy Court held that the claims asserted by the Pearl and Shapiro plaintiffs were the exclusive property of the Enron bankruptcy estate, and that the plaintiffs lacked standing to sue as third party beneficiaries of the Merger Agreement. Accordingly, by an order entered on April 19, 2002, the Bankruptcy Court granted Enron's motion, enjoined the prosecution of both actions, and directed that they be dismissed. The Pearl and Shapiro plaintiffs thereafter complied with that order, but filed an appeal to the United States District Court for the Southern District of New York, which remains pending.

   Dynegy believes that it has meritorious defenses against these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on its financial position and results of operations.

   As previously described, as a result of Enron's bankruptcy filing, Dynegy recognized in its fourth quarter 2001 financial statements a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of June 30, 2002, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $84 million and was calculated by setting off approximately $230 million owed from various Dynegy entities to various Enron entities against approximately $314 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron as well as the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties' assessment of market prices for such period, remain subject to dispute by Enron with respect to which there have been negotiations between the parties. These negotiations have focused on the scope of the transactions covered by the master netting agreement and the parties' valuations of those transactions. If any disputes cannot be resolved by the parties, the agreements call for arbitration. If the setoff rights were modified or disallowed, either by agreement or otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.

   Shareholder Litigation. Since April 2002, a number of class action lawsuits have been filed on behalf of purchasers of publicly traded securities of Dynegy generally during the period between April 2001 and April 2002. These lawsuits principally assert that Dynegy and certain of its executive officers violated the federal securities laws in connection with Dynegy's accounting treatment and disclosure of Project Alpha. These lawsuits have been consolidated in the United States District Court for the Southern District of Texas. Under the Private Securities Litigation Reform Act of 1995, the court in which the cases have been consolidated will appoint a lead plaintiff, and the lead plaintiff will, in turn, select class counsel. Following that process, a consolidated complaint will be filed which may differ materially from the complaints presently on file. Dynegy intends to vigorously defend against these lawsuits. It is not possible to predict with certainty whether Dynegy will incur any liability or to estimate the damages, if any, that might be incurred in connection with these lawsuits, but an adverse result could have a material adverse effect on the Company's financial condition or results of operations.

   In addition, three derivative lawsuits have been filed in which the Company is a nominal defendant. Two of these three lawsuits relate to Project Alpha and the third relates to severance for the Company's former Chief Executive Officer. All three lawsuits seek recovery on behalf of the Company from various present and former officers and directors. These actions have only recently been filed and the Company is analyzing them. The Company does not expect to incur any material liability with respect to these derivative claims.

   Farnsworth Litigation. On August 2, 2002, Bradley Farnsworth filed a lawsuit against Dynegy in Texas state district court claiming that he was demoted and ultimately fired from the position of Controller for refusing to participate in illegal activities. Specifically, Mr. Farnsworth alleges, in the words of his complaint, that certain of Dynegy's former executive officers requested that he "shave or reduce for accounting purposes" the forward price curves associated with the natural gas business in the United Kingdom for the period of October 1, 2000 through March 31, 2001, in order to indicate a reduction in Dynegy's mark-to-market losses. Mr. Farnsworth, who seeks unspecified actual and exemplary damages and other compensation, also alleges that he is entitled to a termination payment under his employment agreement equal to 2.99 times the greater of his average base salary and incentive compensation for the highest three calendar years preceding termination or his base salary and target bonus amount for the year of termination (estimated at a range of approximately $700,000 to $1,200,000).

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

Dynegy believes that it has meritorious defenses against these claims and intends to vigorously defend against them. Dynegy does not believe that any liability it might incur as a result of this litigation would have a material adverse effect on its financial condition or results of operations.

   Roundtrip Transactions. On November 15, 2001, Dynegy executed two sets of simultaneous buy and sale trades with CMS Energy Corp. In the first set of trades, Dynegy purchased 5 million megawatts of power from CMS Energy for delivery in December 2001 at $25.50 per megawatt hour; concurrently, CMS Energy purchased from Dynegy the same amount of power at the same price per megawatt hour for delivery during the same period. In the second set of trades, Dynegy purchased 20 million megawatts of power from CMS Energy for delivery in the period January-December 2002 at $34.00 per megawatt hour; concurrently, CMS Energy purchased from Dynegy the same amount of power at the same price per megawatt hour for delivery during the same period. Dynegy and CMS have terminated the 2002 trades.

   During the second quarter 2002, the Company undertook a comprehensive review of these CMS Energy trades and its trading operations generally. The Company's review confirmed that the CMS Energy trades were consummated outside the view of other trading parties and could not have impacted market prices. In an April 30, 2002 press release, 2002 first quarter Revenues and 2002 first quarter Costs of Sales each contained $236 million related to these trades. These amounts netted to zero in the operating margin line, resulting in no net income effect from the trades in that press release. For the purposes of reporting for the first quarter 2002 in the 2002 Form 10-K and herein, the revenues and costs of sales for accrued portions of the CMS Energy trades were not included in the Company's December 31, 2001, March 31, 2002 or June 30, 2002 Revenues or Cost of Sales in the Consolidated Statements of Operations. The volumes related to these CMS Energy trades were excluded from the Operating Statistics for the WEN segment in the 2001 Forms 10-K and 10-K/A and the 2002 Forms 10-Q and 10-Q/A.

   Based on the Company's review of its trading operations to date, although certain simultaneous buy and sell trades have been consummated, Dynegy believes that it has not executed any simultaneous buy and sell trades with counterparties for the purpose of artificially increasing its trading volumes or revenues.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


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

   Based on the investigation conducted in order to make these filings, although certain simultaneous buy and sell trades were discovered, Dynegy believes that it has not executed any simultaneous buy and sell trades with counterparties for the purpose of artificially increasing its trading volumes or revenues in these markets. Please read "IFTC Investigation" above for discussion of the restated accounting treatment of these trades.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


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

   Telstra Litigation. On January 25, 2002, Telstra Corporation, Ltd. and Telstra Wholesale Inc. filed suit in Delaware Chancery Court against DynegyConnect, L.P. ("DynegyConnect"), a limited partnership in which Dynegy acquired a combined 80% interest, as well as certain of Dynegy's other affiliates. DynegyConnect is a vehicle established by Dynegy to participate in the U.S. communications business. Telstra Wholesale originally acquired the remaining 20% interest in DynegyConnect pursuant to a limited partnership agreement that was executed in October 2000 and details the partners' rights and obligations. Under the agreement, Telstra Wholesale was granted a put option permitting it to require Dynegy or its designee, at any time on or before September 20, 2002, to purchase its 20% partnership interest for a purchase price equal to the value of Telstra Wholesale's capital account in DynegyConnect, subject to certain adjustments. The plaintiffs brought this action in connection with Telstra Wholesale's attempted exercise of this put option. The plaintiffs allege breach of contract and bad faith, among other things, in connection with the valuation of Telstra Wholesale's capital account and, as a result, the put option purchase price, as well as the administration of the partnership. The plaintiffs seek approximately $50 million plus interest in damages together with fees and other litigation expenses. Minority Interest on Dynegy's Condensed Consolidated Balance Sheet includes amounts relating to Telstra Wholesale's investment in DynegyConnect.

NOTE 13--REGULATORY ISSUES

   Dynegy is subject to regulation by various federal, state, local and foreign agencies, including extensive rules and regulations governing transportation, transmission and sale of energy commodities as well as the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these regulations requires general and administrative, capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. In addition, the U.S. Congress has before it a number of bills that could impact regulations or impose new regulations applicable to Dynegy and its subsidiaries. Dynegy cannot predict the outcome of these bills or other regulatory developments or the effects that they might have on its business. For a more detailed description of regulatory issues affecting the Company's business, please refer to "Item 1. Business--Regulation" in the 2001 Form 10-K.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


NOTE 14--RELATED PARTY TRANSACTIONS

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

   In July 2002, Dynegy and ChevronTexaco executed a 90-day amendment to their security agreement. This amendment was designed to address the reduction in activity in Dynegy's gas marketing business and the corresponding reduction in Dynegy's gas marketing receivables relative to the required coverage ratio contained in the security agreement. The amendment, which was executed in conjunction with a six-month netting agreement between the parties that has since been made permanent, reduced the required coverage ratio contained in the security agreement.

   In August 2002, Dynegy executed an agreement with ChevronTexaco pursuant to which the parties amended the existing gas purchase agreement, security agreement, netting agreement and certain related agreements. Under this new agreement, Dynegy agreed to accelerate payment to the month of delivery for a portion of the natural gas it purchases from ChevronTexaco, with the amount of the accelerated payment generally being equal to 75 percent of the value of the prior month's gas deliveries, after reduction pursuant to the netting agreement between us and ChevronTexaco. This payment arrangement will be effective upon the closing of the sale of Northern Natural described in Note 5 above. The initial payment amount, upon consummation of the Northern Natural sale, is estimated to be $187.5 million. The amount of the payment could change materially as a result of changes in commodity prices. If the Northern Natural sale does not close on or prior to August 30, 2002, then a special report concerning the security agreement coverage ratios would be due by September 4, 2002. Dynegy's right to withdraw sums from the designated account in which the proceeds from the gas receivables covered by the security agreement in favor of ChevronTexaco are deposited would be suspended pending receipt of that report, and that report demonstrating compliance with the required coverage ratios. Management believes that absent the agreed payment with proceeds from the Northern Natural sale, this special report likely would require Dynegy to pay additional amounts in order to be in compliance with the coverage ratios under the security agreement. The new agreement also suspends ChevronTexaco's right to request special reports concerning the security agreement coverage ratios as long as those payments are made, and makes permanent the netting agreement and reduction in the coverage ratios referred to above.

   Also in August 2002, in partial satisfaction of certain of its obligations to ChevronTexaco under these agreements, the Company sold to ChevronTexaco its 39.2% ownership interest in West Texas LPG Pipeline

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

Limited Partnership ("WTLPS"), which is the owner of West Texas LPG Pipeline. ChevronTexaco was already the owner of the largest interest in WTLPS and the operator of the pipeline. The interest sold to ChevronTexaco was valued at approximately $45 million.

   The obligation to make payments as described above will be suspended if Dynegy or a successor to its gas and natural gas liquids customer and risk-management business carries at least two of the following three credit ratings: at least BBB+ by Standard & Poor's, at least Baa1 by Moody's and at least BBB+ by Fitch.

   Dan Dienstbier Contract for Services. Dynegy entered into a services agreement with Daniel L. Dienstbier effective as of May 28, 2002, the date on which Mr. Dienstbier assumed the position of interim Chief Executive Officer. Mr. Dienstbier agreed to serve as Dynegy's interim Chief Executive Officer until either Dynegy or Mr. Dienstbier terminate the arrangement on 30 days' written notice. Pursuant to the terms of the agreement, Dynegy agreed to pay Mr. Dienstbier $1 million per year, to be paid ratably once per month, in the form of cash or Dynegy's Class A common stock as the parties shall agree. Upon termination of the agreement, Mr. Dienstbier is eligible to receive a bonus payment and a Class A common stock grant, in each case at Dynegy's discretion. The agreement contains customary indemnification, confidentiality and non-compete provisions relating to Mr. Dienstbier's provision of services.

   Short-Term Executive Stock Purchase Loan Program. In July 2001, Dynegy established the Dynegy Inc. Short-Term Executive Stock Purchase Loan Program pursuant to which eligible employees were loaned funds to acquire Class A common stock through market purchases. Dynegy terminated this program as it relates to new loans effective as of June 30, 2002. The notes bear interest at the greater of five percent or the applicable federal rate as of the loan date, are full recourse to the participants and mature on December 19, 2004. At June 30, 2002, there were approximately $12 million in loans outstanding under this program to a total of 30 participants.

   December 2001 Equity Purchases. In December 2001, certain executive officers purchased Class A common stock from Dynegy in a private placement pursuant to Section 4(2) of the Securities Act of 1933. These executives received loans totaling approximately $25 million from Dynegy to purchase the common stock at a price of $19.75 per share. The purchase price equaled the net proceeds per share received by Dynegy from a concurrent public offering (after a $1.00 per share underwriting discount). The notes bear interest at 3.25 percent per annum and are full recourse to the borrowers. Such loans are accounted for as subscriptions receivable within stockholders' equity on the consolidated balance sheets. Dynegy recognized compensation expense in the fourth quarter 2001 of approximately $1.2 million related to the shares purchased by these officers. This amount, which was recorded as general and administrative expense, is derived from the $1.00 per share discount these officers received based on the initial public offering price of $20.75 per share. At June 30, 2002, there were approximately $3.5 million in loans outstanding with respect to these purchases to a total of five Dynegy officers.

NOTE 15--SEGMENT INFORMATION

   Dynegy's operations for the periods presented have been reported in four segments: Dynegy Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in a broad array of businesses, including physical supply of, and risk-management activities around, wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing Dynegy's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001

Company's North American midstream gas processing and natural gas liquids marketing businesses and worldwide natural gas liquids marketing and transportation operations. Dynegy's T&D segment includes the operations of IP and Northern Natural. IP is an energy-delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. Northern Natural's 16,600 miles of pipeline extend from the Permian Basin in Texas to the Upper Midwest, providing extensive access to major utilities and industrial customers. Northern Natural's storage capacity is 59 billion cubic feet ("Bcf") and its market area capacity is approximately 4.3 Bcf per day. As reflected in Note 5, the Company is expecting to close the sale of Northern Natural in August 2002. DGC is engaged in the communications business. DGC has a global long-haul fiber optic network and metropolitan network in cities in the United States and Europe. Management is aggressively pursuing alternatives for exiting this business segment and has impaired substantially all of the historical cost of the fiber optic network at June 30, 2002. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three- and six-month periods ended June 30, 2002 and 2001 is presented below. See the Explanatory Note for a discussion of the restatements made to the financial information included herein.

   DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED JUNE 30, 2002 ($ IN MILLIONS)

                                           WEN      DMS     T&D    DGC   Eliminations  Total
                                         -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic............................. $ 5,964  $  578  $  411  $   4     $  --     $ 6,957
   Canadian.............................     725     361      --     --        --       1,086
   European and other...................   1,431     200      --      2        --       1,633
                                         -------  ------  ------  -----     -----     -------
                                           8,120   1,139     411      6        --       9,676
                                         -------  ------  ------  -----     -----     -------
Intersegment revenues:
   Domestic.............................     175      41      13     --      (229)         --
                                         -------  ------  ------  -----     -----     -------
       Total revenues...................   8,295   1,180     424      6      (229)      9,676
                                         -------  ------  ------  -----     -----     -------
Depreciation and amortization...........     (53)    (22)    (52)   (17)       --        (144)
Impairment and other charges............     (31)     (5)    (11)  (613)       --        (660)
Operating income (loss).................    (198)     11      66   (657)       --        (778)
Interest expense........................     (33)    (14)    (42)    (3)       --         (92)
Other income (expense)..................      (1)    (12)     (3)    --        --         (16)
Earnings (losses) from unconsolidated
  Investments...........................      15       4      (2)    (3)       --          14
Income tax provision (benefit)..........     (79)     (3)      9   (238)       --        (311)
Net income (loss)....................... $  (138) $   (8) $   10  $(425)    $  --     $  (561)
Identifiable assets:
   Domestic............................. $15,817  $1,957  $6,361  $ 114     $  --     $24,249
   Canadian.............................     611     139      --     --        --         750
   European and other...................   2,894      --      --     53        --       2,947
Investments in unconsolidated affiliates     772     146      --     --        --         918
Capital expenditures and investments in
  unconsolidated affiliates.............    (259)    (22)    (43)   (13)       --        (337)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


   DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED JUNE 30, 2001 ($ IN MILLIONS)

                                           WEN      DMS     T&D    DGC   Eliminations  Total
                                         -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic............................. $ 8,075  $  901  $  334  $   2     $  --     $ 9,312
   Canadian.............................   1,369     340      --     --        --       1,709
   European and other...................     715     160      --      2        --         877
                                         -------  ------  ------  -----     -----     -------
                                          10,159   1,401     334      4        --      11,898
Intersegment revenues:
   Domestic.............................     264      71       8     --      (343)         --
                                         -------  ------  ------  -----     -----     -------
       Total revenues...................  10,423   1,472     342      4      (343)     11,898
                                         -------  ------  ------  -----     -----     -------
Depreciation and amortization...........     (45)    (20)    (43)    (6)       --        (114)
Operating income (loss).................      99      32      40    (49)       --         122
Interest expense........................     (22)    (14)    (31)    (1)       --         (68)
Other income (expense)..................     (44)     (6)     --      4        --         (46)
Earnings from unconsolidated investments      59       5      --     14        --          78
Income tax provision (benefit)..........      46       7       6    (12)       --          47
Net income (loss)....................... $    46  $   10  $    3  $ (20)    $  --     $    39
Identifiable assets:
   Domestic............................. $15,638  $1,889  $3,667  $ 662     $  --     $21,856
   Canadian.............................     714     227      --     --        --         941
   European and other...................     715      --      --    178        --         893
Investment in unconsolidated affiliates.     728     161      --     25        --         914
Capital expenditures and investments in
  unconsolidated affiliates.............    (112)    (25)    (38)  (265)       --        (440)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


 DYNEGY'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 2002 ($ in millions)

                                            WEN      DMS     T&D    DGC   Eliminations  Total
                                          -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic.............................. $10,601  $1,228  $  894  $   6     $  --     $12,729
   Canadian..............................   1,430     592      --     --        --       2,022
   European and other....................   2,951     396      --      4        --       3,351
                                          -------  ------  ------  -----     -----     -------
                                           14,982   2,216     894     10        --      18,102
Intersegment revenues:
   Domestic..............................     314      74      21     --      (409)         --
                                          -------  ------  ------  -----     -----     -------
       Total revenues....................  15,296   2,290     915     10      (409)     18,102
                                          -------  ------  ------  -----     -----     -------
Depreciation and amortization............     (99)    (41)    (98)   (33)       --        (271)
Impairment and other charges.............     (31)     (5)    (11)  (623)       --        (670)
Operating income (loss)..................    (194)     50     162   (717)       --        (699)
Interest expense.........................     (66)    (24)    (80)   (11)       --        (181)
Other income (expense)...................     (23)    (11)      1      5        --         (28)
Earnings (losses) from unconsolidated
  investments............................      45       8      (2)   (48)       --           3
Income tax provision (benefit)...........    (111)      9      36   (265)       --        (331)
Income (loss) from operations............    (127)     14      45   (506)       --        (574)
Cumulative effect of change in accounting
  principle..............................      --      --      --   (234)       --        (234)
Net income (loss)........................ $  (127) $   14  $   45  $(740)    $  --     $  (808)
Identifiable assets:
   Domestic.............................. $15,817  $1,957  $6,361  $ 114     $  --     $24,249
   Canadian..............................     611     139      --     --        --         750
   European and other....................   2,894      --      --     53        --       2,947
Investments in unconsolidated affiliates.     772     146      --     --        --         918
Capital expenditures and investments in
  unconsolidated affiliates..............    (428)    (53)    (72)   (90)       --        (643)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended June 30, 2002 and 2001


 DYNEGY'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 2001 ($ in millions)

                                            WEN      DMS     T&D    DGC   Eliminations  Total
                                          -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic.............................. $15,839  $2,412     860  $   4     $  --     $19,115
   Canadian..............................   3,276     680      --     --        --       3,956
   European and other....................   1,720     349      --      3        --       2,072
                                          -------  ------  ------  -----     -----     -------
                                           20,835   3,441     860      7        --      25,143
Intersegment revenues:
   Domestic..............................     300     176      13     --      (489)         --
                                          -------  ------  ------  -----     -----     -------
       Total revenues....................  21,135   3,617     873      7      (489)     25,143
                                          -------  ------  ------  -----     -----     -------
Depreciation and amortization............     (89)    (40)    (83)   (10)       --        (222)
Operating income (loss)..................     297      89     116    (69)       --         433
Interest expense.........................     (43)    (28)    (60)    (3)       --        (134)
Other income (expense)...................     (79)    (11)     (1)    10        --         (81)
Earnings from unconsolidated investments.      90       6      --     14        --         110
Income tax provision (benefit)...........     109      19      27    (19)       --         136
Income (loss) from operations............     156      37      28    (29)       --         192
Cumulative effect of change in accounting
  principle..............................       2      --      --     --        --           2
Net income (loss)........................ $   158  $   37  $   28  $ (29)    $  --     $   194
Identifiable assets:
   Domestic.............................. $15,638  $1,889  $3,667  $ 662     $  --     $21,856
   Canadian..............................     714     227      --     --        --         941
   European and other....................     715      --      --    178        --         893
Investments in unconsolidated affiliates.     728     161      --     25        --         914
Capital expenditures and investments in
  unconsolidated affiliates..............  (1,253)    (58)    (65)  (337)       --      (1,713)

NOTE 16--SUBSEQUENT EVENTS

   DYNEGY HAS EXPERIENCED A NUMBER OF MATERIAL DEVELOPMENTS SINCE THE ORIGINAL FILING OF ITS SECOND QUARTER 2002 FORM 10-Q ON AUGUST 14, 2002. FOR FURTHER DISCUSSION OF THE EVENTS THAT HAVE AFFECTED THE COMPANY SINCE AUGUST 14, 2002, PLEASE READ ITS EXCHANGE ACT REPORTS FILED SINCE SUCH DATE, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, WHICH DISCUSSION IS INCORPORATED HEREIN BY THIS REFERENCE.

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

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-Q/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER AUGUST 14, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS JUNE 30, 2002 FORM 10-Q). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE AUGUST 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE
NOTE 16--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

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

   Since the Company filed its first quarter 2002 Form 10-Q on May 15, 2002, Dynegy has announced a number of significant developments. On May 24, 2002, Dynegy announced that it received a subpoena from the U.S. Attorney's office in Houston requesting documents relating to the Company's transactions, including Project Alpha and the roundtrip trades with CMS Energy. On May 28, 2002, Dynegy announced that Charles L. Watson had resigned as its Chairman of the Board and Chief Executive Officer and that two of its Board members, Glenn F. Tilton and Daniel L. Dienstbier, respectively, had been appointed to fill those positions on an interim basis. On June 19, 2002, Dynegy announced that Robert D. Doty, Jr. had resigned as its Chief Financial Officer and that Louis J. Dorey had been appointed to fill that position. Also on June 19th, Dynegy announced a workforce reduction that affected approximately 325 employees.

   On June 24, 2002, Dynegy announced a $2 billion capital plan designed to enhance liquidity and reduce debt. Dynegy also announced that PricewaterhouseCoopers would re-audit Dynegy's 2001 financial statements as part of the previously announced 2001 restatement process. Dynegy further announced that its second quarter results were expected to include one-time pre-tax charges of up to $450 million related to the communications business, severance expenses, consulting fees and other charges. On July 15, 2002, Dynegy announced that it would adjust upward its previously disclosed estimated second quarter pre-tax charge from $450 million to $500 million as the result of an increase in an expected non-cash charge in the Company's natural gas marketing business. Dynegy also announced that it had requested PricewaterhouseCoopers to expand its re-audit to include the Company's 1999 and 2000 financial statements. On July 23, 2002, Dynegy announced that it was lowering its earlier fiscal year 2002 guidance for cash flow from operations to a range of $600 million to $700 million from its previous estimate of up to $1 billion. The Company attributed the reduction to a downturn in its customer and risk-management activities, partially the result of industry conditions, and lower-than-expected prices for power, natural gas and natural gas liquids. The Company also indicated that the previously announced $325 million mortgage bond offering by Illinois Power Company, its indirect wholly owned subsidiary ("IP"), had been terminated because of credit rating downgrades.

   These and other issues facing the Company have resulted in a precipitous decline in the Company's stock price and downgrades to the Company's credit ratings by all three major credit rating agencies to below investment grade. The Company's trading and commercial counterparties have also required additional postings of collateral or ceased conducting business with the Company. These actions, together with the general contraction in the trading markets, contributed to lower than anticipated operating results and cash flows during the second quarter 2002 and have materially adversely affected the Company's business and operating capabilities. Dynegy remains committed to addressing these issues. However, the Company's future financial condition will depend upon its ability to successfully execute its $2 billion capital plan. Important factors impacting the Company's ability to execute this plan and to otherwise continue its operations and achieve its business strategy include the following:

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

  . confidence in Dynegy's financial reporting in light of the previously announced restatements and the re-audit of its 1999-2001 financial statements; and

  . Dynegy's ability to eliminate or further reduce net cash outflows associated with its telecommunications business.

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

   The closing of the Northern Natural sale and the execution of the remaining elements of the Company's capital plan are expected to provide sufficient near-term liquidity for the Company. The remaining elements of the capital plan are subject to a number of risks including factors beyond the Company's control. These factors include, among others, market conditions for asset sales, the timeliness and ability to obtain required regulatory approvals, ongoing investigations and litigation, and the effect of commodity prices and continued contraction in the markets in which the Company operates, which may negatively impact the Company's operating cash flow. Current conditions have caused the termination of a previously announced $325 million mortgage bond offering by IP and delayed the proposed initial public offering of Dynegy Energy Partners L.P. These conditions will also impact any potential capital-raising activities for the Company in the near future. In addition, Dynegy has previously announced its intention to rationalize its customer and risk-management business through a joint venture or another strategic alternative. Dynegy cannot guarantee that any of these planned transactions will be successfully completed or that if completed they will occur on terms that the Company anticipates.

Available Credit Capacity, Liquidity and Debt Maturities

   Dynegy is satisfying its capital requirements primarily with cash from operations, cash on hand and limited borrowings available under its revolving credit facilities. Dynegy does not have access to the commercial paper market and has only limited access to the capital markets due to its non-investment grade credit ratings, the ongoing re-audit of the Company's historical financial statements and other factors. Given these facts, Dynegy expects to continue to rely primarily on cash from operations, cash on hand and proceeds from its capital plan initiatives to fund its near-term obligations.

   The following table summarizes Dynegy's credit capacity and liquidity position at June 30, 2002:

                                                   Dynegy
                                           Dynegy Holdings Illinois Northern
                                   Total    Inc.    Inc.    Power   Natural
                                  -------  ------ -------- -------- --------
                                               ($ in millions)
    Total Credit Capacity........ $ 2,390  $ 300   $1,340   $ 300    $ 450
    Outstanding Loans............  (1,140)    --     (390)   (300)    (450)
    Outstanding Letters of Credit    (810)  (240)    (570)     --       --
                                  -------  -----   ------   -----    -----
    Unused Borrowing Capacity.... $   440  $  60   $  380   $  --    $  --
    Cash.........................     378     26      322      30       --
    Highly Liquid Inventory(1)...     214     --      214      --       --
                                  -------  -----   ------   -----    -----
    Total Available Liquidity.... $ 1,032  $  86   $  916   $  30    $  --
                                  -------  -----   ------   -----    -----

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

   Dynegy's current liquidity levels and its dependence on the sale of Northern Natural and other elements of its capital plan for financing expose the Company to substantial risk. In the event that the Northern Natural sale is not completed or is significantly delayed or if other adverse developments impact cash liquidity, the Company may not be able to meet its near-term obligations. Over the longer term, particularly in the second quarter 2003 when Dynegy expects to have approximately $1.9 billion in debt maturities and in the fourth quarter 2003 when Dynegy has a redemption obligation with respect to $1.5 billion in preferred stock issued to ChevronTexaco, Dynegy's ability to meet its obligations will require the successful execution of remaining elements of the capital plan and the rationalization of its customer and risk-management business. Dynegy faces execution risk with respect to its capital plan and other strategies both in the near and longer term. If Dynegy is unable to complete the Northern Natural sale in the near term or other elements of its strategy prior to the second quarter 2003, it may be forced to consider other strategic alternatives or a possible reorganization under the protection of bankruptcy laws.

   As of August 12, 2002, the Company's debt and preferred stock maturities through December 31, 2003, inclusive of letters of credit issued under revolving credit facilities, were as follows: remainder of third quarter 2002--$33 million; fourth quarter 2002--$400 million (not including a $450 million secured line of credit at Northern Natural that will be assumed by MidAmerican in the sale of Northern Natural as further described above); first quarter 2003--$259 million; second quarter 2003--$1,875 million; third quarter 2003--$252 million; and fourth quarter 2003--$1,562 million (including $1.5 billion in Series B Mandatorily Convertible Redeemable Preferred Stock held by ChevronTexaco).

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

   As further described in Note 14 to the accompanying financial statements, following the closing of the Northern Natural sale, Dynegy has agreed to accelerate payment to the month of delivery for a portion of the natural gas sold to Dynegy by ChevronTexaco under the parties' gas purchase agreement, with the amount of the accelerated payment generally being equal to 75 percent of the value of the prior month's gas deliveries, after reduction pursuant to the parties' netting agreement. Upon consummation of the Northern Natural sale, the initial payment amount will be $187.5 million. The amount of the payment could change materially as a result of changes in commodity prices.

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

   Since the Company originally filed its first quarter 2002 Form 10-Q on May 15, 2002, all three major credit rating agencies have downgraded Dynegy's credit ratings. On June 24, 2002, following the announcement of Dynegy's new capital plan, Fitch, Inc. lowered its credit ratings for, and maintained its Ratings Watch Negative status on, Dynegy and its subsidiaries. The senior unsecured debt of Dynegy and Dynegy Holdings was downgraded to "BB+," which is below investment grade. Fitch subsequently downgraded the senior unsecured debt ratings of Dynegy and Dynegy Holdings to "BB-" and then to "B," which is five notches below investment grade. Fitch stated that these ratings actions were based on a continued weakening in Dynegy's credit profile and concerns over Dynegy's ability to generate sustainable cash flows and to execute its $2 billion capital plan.

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

Capital Leases

   In response to the initiatives underway at the FASB, on June 28, 2002, the Company unilaterally undertook certain actions, the effect of which altered the accounting for one of its existing lease obligations. These actions included the delivery of a guarantee of the lessor debt in the lease of a power generation facility. As a result of these actions, the lease is now accounted for as a capital lease and approximately $165 million of generation assets and the associated debt were brought on-balance sheet. The Company has the option to purchase the related assets at lease maturity in 2005. This obligation bears interest at a rate of LIBOR plus 1.5% to 2.75%, depending on the tranche.

   This non-cash action resulted in an increase to property, plant and equipment and a corresponding increase in long-term debt on the Company's condensed consolidated balance sheets. This obligation was previously reported as a lease obligation in the footnotes to the Company's financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the 2001 Form 10-K.

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

   As described in Note 12 to the accompanying financial statements, on February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. The FERC recently set these complaints for evidentiary hearing. The hearing, however, is being held in abeyance pending completion of settlement talks. While West Coast Power continues in good faith negotiations with the State of California on reforming the terms of its DWR contract, settlement ultimately may not be possible. If a hearing on the contracts entered into by West Coast Power or others is necessary, the first phase of the hearing will be limited to the question of whether the California real-time market adversely affected the long-term bilateral markets. Please read Note 11, "Commitments and Contingencies," to the 2001 Form 10-K and Note 12 to the accompanying financial statements for additional discussion of the Company's activities in the California power market.

   As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At June 30, 2002, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $208 million. Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves for contingent liabilities where the amount of potential loss is determined to be probable and estimable. Dynegy's share of reserves taken by West Coast Power totaled $(0.2) million and $14.2 million for the three-month periods ended June 30, 2002 and 2001, respectively. Dynegy's share of reserves taken by West Coast Power totaled zero and $99.6 million for the six-month periods ended June 30, 2002 and 2001, respectively. Dynegy's share of the total reserve at June 30, 2002 and December 31, 2001 was $151.8 million and $151.8 million, respectively.

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

Recent Accounting Pronouncements

   See Note 3 to the accompanying financial statements for a discussion of recently issued accounting pronouncements that could affect the Company. Additionally, the following further describes proposed rules that are likely to affect the Company if they are issued.

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

   As stated previously, a working group of the Task Force was assigned the task of definitively resolving this issue by the end of the calendar year. However, upon issuing the EITF minutes of the June 19-20 EITF meeting (which meeting included a discussion of Issue No. 02-3), the FASB staff stated that it will continue to hold the view that EITF 98-10 and 00-17 do not allow for recognition of dealer profit (i.e., unrealized gain or loss at inception of a transaction) unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The businesses affected, the models employed and the assumptions underlying these models are disclosed in the 2001 Form 10-K.

   Management is uncertain as to how the working group will resolve issues related to recognition of dealer profit. Further, it is unclear how the working group will address dealer profit and the accounting transition resulting from adoption of new guidance. Three transition alternatives exist in practice. These transition alternatives include: (a) a retroactive restatement to eliminate dealer profit recognized in previous periods; (b) a cumulative effect adjustment for a change in accounting principle, which eliminates the recognition of previous periods' dealer profit in the current period; or, (c) as a prospective change, eliminating the recognition of dealer profit on future transactions but leaving past transactions unaffected. Finally, it is unclear whether the scope of the working group's activities will include a comprehensive conclusion regarding the appropriateness of the use of models as a fundamental method for valuing transactions when market quotations are unavailable. Should the Task Force issue definitive guidance on any one or all of these issues, it will impact Dynegy. However, the extent of the financial impact to Dynegy, if any, cannot be predicted with any degree of certainty until the scope of the Task Force's conclusion is known and the transition alternative is mandated. If the Task Force prefers a retroactive or a cumulative effect transition alternative, then Dynegy's historical financial position and results of operations will be impacted negatively. If the Task Force prefers a prospective transition alternative, then Dynegy's current financial position will be unaffected and the impact to future operations in the near term is not expected to be material (largely as a result of a reduction in these types of transactions in the marketplace). As an order of magnitude, approximately $42 million of liabilities valued using models are included in Dynegy's net risk management assets at June 30, 2002.

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

                            ACCOUNTING METHODOLOGY

   The Company has identified three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the portrayal of Dynegy's financial position and results of operations. These policies include the accounting for long-lived assets, the evaluation of counterparty credit and other similar risks and revenue recognition. See Note 3 to the financial statements included in the 2001 Form 10-K for a discussion of the process surrounding the evaluation of counterparty credit and other similar risks. For disclosure on the Company's accounting for long-lived assets and revenue recognition, refer to Note 2 to the financial statements included in the 2001 Form 10-K. Accounting methodology and application of accounting methodologies are more fully described in the 2001 Form 10-K.

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

   Risk-Management Asset and Liability Disclosures. The following tables depict the mark-to-market value and cash flow components of the Company's net risk-management assets and liabilities at June 30, 2002 and December 31, 2001:

            MARK-TO-MARKET VALUE OF NET RISK-MANAGEMENT ASSETS (1)

                                            Total  2002(2) 2003 2004 2005 2006  Thereafter
                                            -----  ------- ---- ---- ---- ----  ----------
                                                           ($ in Millions)
Mark-to-Market Value of Net Risk-Management
  Assets and Liabilities:
   June 30, 2002........................... $ 373   $ (17) $164 $111 $18  $  2     $95
   December 31, 2001.......................   901     576   113   70  21    30      91
                                            -----   -----  ---- ---- ---  ----     ---
Increase (Decrease)........................ $(528)  $(593) $ 51 $ 41 $(3) $(28)    $ 4
                                            -----   -----  ---- ---- ---  ----     ---

--------
(1) The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management assets of $478 million on the Condensed Consolidated Balance Sheet include the $373 million herein as well as emission allowance credits, other comprehensive income balances and other non-trading amounts.
(2) Amounts represent July 1 to December 31, 2002 values in the June 30, 2002 row and January 1 to December 31, 2002 values in the December 31, 2001 row.

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

  . The realization of approximately $522 million of cash related to contracts settled during the first and second quarters of 2002; and

  . The impact of the recognition of other net mark-to-market gains, change in reserves, changes in interest rates and changes in foreign exchange rates and their related impact on the discounted value of the portfolio and related annual cash flow amounts.

               CASH FLOW COMPONENT OF NET RISK-MANAGEMENT ASSET

                             Six Months  Six Months
                               Ended       Ended
                              June 30,  December 31, Total
                                2002        2002     2002  2003 2004 2005  2006  Thereafter
                             ---------- ------------ ----- ---- ---- ----  ----  ----------
                                                    ($ in Millions)
Cash Flow of Risk-Management
 Assets and Liabilities(1):
   June 30, 2002............    $522        $83      $605  $195 $136 $ 22  $ --     $212
   December 31, 2001........                          646   154  112   53    58      281
                                                     ----  ---- ---- ----  ----     ----
Increase (Decrease).........                         $(41) $ 41 $ 24 $(31) $(58)    $(69)
                                                     ----  ---- ---- ----  ----     ----

--------
(1) The cash flow values at June 30, 2002 reflect realized cash flows for the six months ended June 30, 2002 and anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position for the remaining periods and have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with derivative instruments designated as hedges as well as emission allowance credits and other non-trading amounts.

   The following table provides a reconciliation of the risk-management data on the balance sheet, statement of operations and statement of cash flows ($ in millions):

                                                                                     As of and
                                                                                      For the
                                                                                     Six Months
                                                                                       Ended
                                                                                      June 30,
                                                                                        2002
                                                                                     ----------
BALANCE SHEET RISK-MANAGEMENT ACCOUNTS
Fair value of portfolio at January 1, 2002..........................................   $ 935
Risk-management gains recognized through the income statement in the period, net....      64
Cash received related to contracts settled in the period, net.......................    (522)
Changes in fair value as a result of a change in valuation technique(1).............      --
Non-cash adjustments and other......................................................       1
                                                                                       -----
Fair value of portfolio June 30, 2002...............................................   $ 478
                                                                                       -----
INCOME STATEMENT RECONCILIATION
Risk-management gains recognized through the income statement in the period, net....   $  64
Physical business recognized through the income statement in the period, net........     (30)
Non-cash adjustments and other......................................................      (2)
                                                                                       -----
Net recognized operating margin(2)..................................................   $  32
                                                                                       -----
CASH FLOW STATEMENT
Cash received related to risk-management contracts settled in the period, net.......   $ 522
Estimated cash paid related to physical business settled in the period, net.........     (30)
Timing and other, net(3)............................................................     (61)
                                                                                       -----
Cash received (paid) during the period..............................................   $ 431
                                                                                       -----
Risk Management cash flow adjustment for the six-month period ended June 30, 2002(4)   $ 399
                                                                                       -----

--------
(1) Dynegy's modeling methodology has been consistently applied period over period.
(2) This amount consists primarily of the customer and risk-management portion of WEN's operating income before the deduction of Depreciation and Amortization, Impairment and Other Charges and General and Administrative Expenses.
(3) Primarily represents cash paid for emission credits and physical inventory utilized in customer and risk-management business.
(4) This amount is calculated as "Cash received (paid) during the period" less "Net recognized operating margin."

   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above.

                     NET FAIR VALUE OF MARKETING PORTFOLIO

                              Total 2002(1) 2003 2004 2005  2006 Thereafter
                              ----- ------- ---- ---- ----  ---- ----------
                                             ($ in Millions)
    Market Quotations(2)..... $229   $(17)  $ 78 $ 35 $(18) $(4)    $155
    Other External Sources(3)  186     --     83   74   25   (1)       5
    Prices Based on Models(4)  (42)    --      3    2   11    7      (65)
                              ----   ----   ---- ---- ----  ---     ----
                              $373   $(17)  $164 $111 $ 18  $ 2     $ 95
                              ----   ----   ---- ---- ----  ---     ----

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

   Dynegy uses historical data to estimate the Company's VaR and, to better reflect current asset and liability volatilities, this historical data is weighted to give greater importance to more recent observations. Given its reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology's other limitations.

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

   In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in one hundred statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. Average VaR is not available for the six-month period ended June 30, 2002 or year ended December 31, 2001 due to the restatement of historical results. While VaR can be calculated at a single point in time, it is not feasible to recalculate the historical results necessary to calculate an average.

   The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio:

                       DAILY VaR FOR MARKETING PORTFOLIO

                                              June 30, December 31,
                                                2002       2001
                                              -------- ------------
                                                 ($ in Millions)
            One Day VaR--95% Confidence Level   $17        $17
                                                ---        ---
            One Day VaR--99% Confidence Level   $24        $24
                                                ---        ---

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

   The following table displays the value of Dynegy's marketing portfolio, inclusive of hedging activities, at June 30, 2002 (in millions):

                Investment Grade Credit Quality.......... $ 696
                Below Investment Grade Quality or Unrated   176
                                                          -----
                Value of portfolio before reserves.......   872
                Credit and market reserves...............  (499)
                                                          -----
                                                            373
                Other(1).................................   105
                                                          -----
                Net risk-management assets(2)............ $ 478
                                                          -----

--------
(1) Amount represents emission allowance credits, other comprehensive income balances and other non-trading amounts.
(2) Represents amounts included in "Current Assets--Assets from Risk Management Activities," "Other Assets--Assets from Risk-Management Activities," "Current Liabilities--Liabilities from Risk-

   Management Activities," and "Other Liabilities--Liabilities from Risk-Management Activities" on the Condensed Consolidated Balance Sheet.

   Interest Rate Risk. Interest rate risk primarily results from variable rate financial obligations and from providing risk-management services to customers, since changing interest rates impact the discounted value of future cash flows used to value risk-management assets and liabilities. Management continually monitors its exposure to fluctuations in interest rates and may execute swaps or other financial instruments to hedge and mitigate this exposure.

   The following table sets forth the daily VaR associated with the interest rate component of the marketing portfolio. Average VaR is not available for the six-month period ended June 30, 2002 or the year ended December 31, 2001 due to the restatement of historical results. While VaR can be calculated at a single point in time, it is not feasible to recalculate the historical results necessary to calculate an average. Dynegy seeks to manage its interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of June 30, 2002 and December 31, 2001 and are reflected in the table below.

            DAILY VaR ON INTEREST COMPONENT OF MARKETING PORTFOLIO

                                              June 30, December 31,
                                                2002       2001
                                              -------- ------------
                                                 ($ in Millions)
            One Day VaR--95% Confidence Level   $2.1       $0.1
                                                ----       ----

   The increase in One Day VaR is due to changes in the interest rate exposure on the underlying risk-management marketing portfolio. Interest rate swaps entered into to manage such exposure were not simultaneously adjusted, resulting in net interest rate exposure to the Company.

   In addition to the marketing portfolio, the Company is exposed to fluctuating interest rates as it relates to other variable rate financial obligations. Based on sensitivity analysis as of June 30, 2002, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or (lower)) over the twelve months ended June 30, 2003 would decrease (increase) income before taxes by approximately $20 million. This amount was determined based on hypothetical interest rate movement on our variable rate financial obligations as of June 30, 2002.

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

                DAILY AND AVERAGE FOREIGN CURRENCY EXCHANGE VaR

                                                              June 30, December 31,
                                                                2002       2001
                                                              -------- ------------
                                                                 ($ in Millions)
One Day VaR--95% Confidence Level............................   $0.7       $0.6
                                                                ----       ----
Average VaR for the Year-to-Date Period--95% Confidence Level   $0.4       $1.1
                                                                ----       ----

   Derivative Contracts. The absolute notional financial contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows at June 30, 2002 and December 31, 2001, respectively:

                      ABSOLUTE NOTIONAL CONTRACT AMOUNTS

                                                                            June 30, December 31,
                                                                              2002       2001
                                                                            -------- ------------
Natural Gas (Trillion Cubic Feet)..........................................   17.592    12.044
Electricity (Million Megawatt Hours).......................................  152.842    79.931
Natural Gas Liquids (Million Barrels)......................................   37.267     5.655
Crude Oil (Million Barrels)................................................   37.250        --
Weather Derivatives (In thousands of $/Degree Day)......................... $    224   $   190
Coal (Millions of Tons)....................................................      9.8      18.5
Variable Rate Financial Obligation Interest Rate Swaps (In Millions of U.S.
  Dollars)................................................................. $  2,000   $    --
Weighted Average Fixed Interest Rate Paid (Percent)........................    2.755        --
Fair Value Hedge Interest Rate Swaps (In Millions of U.S. Dollars)......... $    626   $   206
   Fixed Interest Rate Received on Swaps (Percent).........................    5.619     5.284
Cash Flow Hedge Interest Rate Swaps (In Millions of U.S. Dollars).......... $     --   $   100
   Fixed Interest Rate Paid on Swaps (Percent).............................       --     4.397
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars)....... $    932   $   503
   Fixed Interest Rate Paid (Percent)......................................    5.999     6.150
U.K. Pound Sterling Net Investment Hedges (In Millions of U.S. Dollars).... $    764   $   906
Average U.K. Pound Sterling Contract Rate (In U.S. Dollars)................ $  1.430   $ 1.423
Euro (In Millions of U.S. Dollars)......................................... $     27   $    18
Average Euro Contract Rate (In U.S. Dollars)............................... $  0.930   $ 0.886
Canadian Dollar (In Billions of U.S. Dollars).............................. $  1.141   $ 1,395
Average Canadian Dollar Contract Rate (In U.S. Dollars).................... $  0.640   $ 0.644

                             RESULTS OF OPERATIONS

   The following table reflects certain operating and financial data for the Company's business segments for the three- and six-month periods ended June 30, 2002 and 2001. This financial data has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited Consolidated Financial Statements. Please read this Explanatory Note for further discussion of these restatement items. For segment reporting purposes, all general and administrative expenses incurred by Dynegy on behalf of its subsidiaries are charged to the applicable subsidiary as incurred. Dynegy allocates indirect general and administrative expenses to its subsidiaries using a two-step formula that considers both payroll expense and the net book value of property, plant and equipment. Interest expense incurred by Dynegy on behalf of its subsidiaries is allocated based on the subsidiaries' debt to equity relationship. Other income (expense) items incurred by Dynegy on behalf of its subsidiaries are allocated equally among sub-components of the four segments.

   Net income (loss) and EPS include the following charges (in millions, except per share data):

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                          -------------------------   ----------------------------
                                              2002           2001         2002           2001
                                          -------------   ----------- ------------- --------------
                                          Charges    EPS  Charges EPS Charges  EPS  Charges   EPS
                                          -------   ----- ------- --- ------- ----- ------- ------
Impairment of communications assets(1)...  $412     $1.13   $--   $--  $456   $1.25   $--   $   --
Severance(2).............................    24      0.07    --    --    24    0.07    --       --
Loss on gas delivery commitment(3).......    --        --    --    --    13    0.04    --       --
Cumulative effect of change in accounting
 principle(4)............................    --        --    --    --   234    0.64    (2)   (0.01)
Other(5).................................     8      0.02    --    --     8    0.02    --       --
Special dividend(6)......................    --      0.22    --    --    --    0.45    --       --

--------
(1) The Company recognized an after-tax charge of $412 million ($634 million pre-tax) and $456 million ($699 million pre-tax) associated with the write-down of certain communications assets and technology investments for the three- and six-month periods ended June 30, 2002, respectively. The pre-tax charge is primarily included in Impairment and Other Charges ($611 million and $621 million for the three-month and six-month periods ended September 30, 2002, respectively) and Earnings (Losses) of Unconsolidated Affiliates ($23 million and $68 million for the three-month and six-month periods ended September 30, 2002, respectively) in the accompanying Condensed Consolidated Statements of Operations.
(2) The Company recognized an after-tax charge of approximately $24 million ($37 million pre-tax) for severance benefits for approximately 325 employees, including the Company's former Chief Executive Officer and Chief Financial Officer. The charge is included in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations.
(3) The Company incurred a $13 million ($18 million pre-tax) charge in the first quarter 2002 associated with a commitment to deliver gas assumed in the acquisition of Northern Natural. The pre-tax charge is included in Revenues in the accompanying Condensed Consolidated Statements of Operations.
(4) Effective January 1, 2002, the Company adopted Statement No. 142, realizing an after-tax cumulative effect loss of approximately $234 million. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.
(5) The amount represents $4 million after-tax ($6 million pre-tax) of fees related to a voluntary action that the Company took that altered the accounting for certain lease obligations. Additionally, the Company had $4 million after-tax ($6 million pre-tax) of write-offs related to information technology equipment. These amounts are included in Other Income and Other Expenses in the accompanying Condensed Consolidated Statements of Operations.
(6) The special dividend in 2002 relates to the conversion price embedded in the Series B Preferred Stock held by Chevron U.S.A. Inc, a subsidiary of ChevronTexaco.

Three-month Periods Ended June 30, 2002 and 2001

   For the quarter ended June 30, 2002, Dynegy recorded a net loss of $561 million or $1.76 per diluted share, compared with second quarter 2001 net income of $39 million or $0.12 per diluted share. The second quarter 2002 net income includes after-tax charges of $412 million related to the impairment of communications assets and technology investments and $32 million primarily for severance and related exit costs and other write-offs. The $600 million decrease in net income is due primarily to the impairment charges in the 2002 period and reduced energy trading and customer origination and lower sales prices received by the Company's generation and natural gas liquids businesses. Second quarter 2002 results benefited from inclusion of the BG Storage Limited ("BGSL") natural gas storage assets in the United Kingdom, which were acquired in the fourth quarter 2001.

   As described in Note 3 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. The Company's net income and earnings per share for the three months ended June 30, 2001, had goodwill not been amortized during that period, would have been $51 million or $0.16 per diluted share.

   Operating income decreased $900 million quarter-to-quarter due primarily to the $660 million pre-tax impairment charges in the 2002 period, less price volatility for gas marketing in certain areas of the country, lower sales prices received by the Company's generation and natural gas liquids businesses and increased depreciation and amortization expense. Increased depreciation and amortization expense is associated with the expansion of Dynegy's depreciable asset base, primarily due to the acquisitions of Northern Natural and the BGSL natural gas storage assets.

   Impacting Dynegy's consolidated results was the Company's earnings from investments in unconsolidated affiliates, which were approximately $14 million in 2002 compared to $78 million in 2001. Variances period-to-period in these results primarily reflect the impact of the impairment of $23 million of certain technology investments resulting from unfavorable market conditions and a $36 million decrease in earnings related to West Coast Power.

   Interest expense totaled $92 million for the three-month period ended June 30, 2002, compared to $68 million for the equivalent 2001 period. The variance is primarily attributable to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $16 million in expense in the quarter ended June 30, 2002. Combined other income and other expenses totaled $46 million in expense in the 2001 period. Variances period-to-period in these results primarily reflect the impact of decreased minority interest expense. Additional items impacting the variance include increased litigation expense during 2002.

   The Company reported an income tax benefit of $311 million for the quarter ended June 30, 2002, compared to an income tax provision of $47 million for the 2001 period. The effective tax rates approximated 36 percent and 55 percent in 2002 and 2001, respectively. The difference in the 2001 period from the effective tax rates and the statutory tax rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

Six-month Periods Ended June 30, 2002 and 2001

   For the six months ended June 30, 2002, Dynegy recorded a net loss of $808 million or $2.67 per diluted share, compared with net income of $194 million or $0.57 per diluted share in the same 2001 period. The six-month period ended June 30, 2002 net loss includes charges related to impairment of communications assets and technology investments, severance, a loss on a gas delivery commitment and a cumulative effect of a change in accounting principle related to goodwill. The decrease in net income is due primarily to the impairment charges in the 2002 period, decline in price volatility and lower sales prices received by the Company's generation and natural gas liquids businesses in the second quarter, partially offset by increased origination in the first quarter. In addition, the 2002 period results benefited from the inclusion of Northern Natural, which the Company acquired effective February 1, 2002, and the BGSL natural gas storage assets. Net income for the six-month period ended June 30, 2001 also includes the $2 million cumulative effect of change in accounting principle recorded in connection with the Company's adoption of Statement No. 133.

   As described in Note 3 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. The Company's net income and earnings per share for the six months ended June 30, 2001, had goodwill not been amortized during the period, would have been $218 million or $0.64 per diluted share.

   Operating income decreased $1,132 million period over period primarily due to the $670 pre-tax impairment charge, less price volatility for gas marketing in certain areas of the country, lower sales prices received by the generation business and increased depreciation and amortization expense. Increased depreciation and amortization expense is associated with the expansion of Dynegy's depreciable asset base, primarily due to the acquisitions of Northern Natural and the BGSL natural gas storage assets.

   Impacting Dynegy's consolidated results was the Company's earnings from investments in unconsolidated affiliates, which were approximately $3 million and $110 million in the 2002 and 2001 periods, respectively. Variances period-to-period in these results primarily reflect the impact of the impairment of $68 million of investments in public and private companies and investment funds focused in the technology sector resulting from unfavorable conditions in that sector and a $33 million decrease in earnings related to West Coast Power.

   Interest expense totaled $181 million for the six-month period ended June 30, 2002, compared to $134 million for the equivalent 2001 period. The variance is primarily attributed to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $28 million in expense in the six-month period ended June 30, 2002 compared with $81 million in expense in the same 2001 period. Variances period-to-period in these results primarily reflect reduced minority interest expense.

   The Company reported an income tax benefit of $331 million for the six-month period ended June 30, 2002, compared to an income tax provision of $136 million for the 2001 period. The effective tax rates approximated 37 percent and 41 percent in 2002 and 2001, respectively. The difference from the effective tax rates and the statutory tax rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

Segment Disclosures

                           WHOLESALE ENERGY NETWORK

                                                          Three Months   Six Months Ended
                                                         Ended June 30,      June 30,
                                                        ---------------  ---------------
                                                         2002     2001    2002     2001
                                                        ------  -------  ------  -------
                                                                 ($ In Millions,
                                                          Except Operating Statistics)
Operating Income (Loss):
   Customer and Risk-Management Activities............. $ (249) $    32  $ (311) $   157
   Asset Businesses....................................     51       67     117      140
                                                        ------  -------  ------  -------
       Total Operating Income (Loss)...................   (198)      99    (194)     297
Earnings from Unconsolidated Investments...............     15       59      45       90
Other Items............................................     (1)     (44)    (23)     (79)
                                                        ------  -------  ------  -------
       Earnings (Loss) Before Interest and Taxes.......   (184)     114    (172)     308
Interest Expense.......................................    (33)     (22)    (66)     (43)
                                                        ------  -------  ------  -------
       Pre-tax Earnings (Loss).........................   (217)      92    (238)     265
Income Tax Provision (Benefit).........................    (79)      46    (111)     109
                                                        ------  -------  ------  -------
       Income (Loss) From Operations...................   (138)      46    (127)     156
Cumulative Effect of Change in Accounting Principle....     --       --      --        2
                                                        ------  -------  ------  -------
       Net Income (Loss)............................... $ (138) $    46  $ (127) $   158
                                                        ------  -------  ------  -------
Operating Statistics:
 Natural Gas Marketing (Bcf/d)--
   Domestic Marketing Volumes..........................    8.5      8.2     9.1      8.3
   Canadian Marketing Volumes..........................    2.7      2.7     3.0      2.5
   European Marketing Volumes..........................    2.2      0.7     2.2      0.7
                                                        ------  -------  ------  -------
       Total Marketing Volumes.........................   13.4     11.6    14.3     11.5
                                                        ------  -------  ------  -------
   Million Megawatt Hours Generated-- Gross............   10.0      9.9    19.5     20.2
   Million Megawatt Hours Generated-- Net..............    9.1      7.9    17.6     16.9
   North American Physical Million Megawatt Hours Sold.   82.0     70.1   232.0    122.1
   European Physical Million Megawatt Hours Sold.......   36.2       --    96.2       --
                                                        ------  -------  ------  -------
       Total Physical Million Megawatt Hours Sold......  118.2     70.1   328.2    122.1
                                                        ------  -------  ------  -------
   Coal Marketing Volumes (Millions of Tons)...........    9.0      9.3    17.3     18.5
   Average Natural Gas Price--Henry Hub ($/MMbtu)...... $ 3.38  $  4.65  $ 2.86  $  5.85
   Average On-Peak Market Power Prices
       Cinergy......................................... $26.89  $ 39.71  $24.43  $ 41.01
       TVA.............................................  28.06    51.71   25.11    47.25
       PJM.............................................  35.84    44.09   30.54    44.19
       New York--Zone G................................  46.52    57.97   39.48    58.57
       Platts SP 15....................................  32.14   188.92   30.49   206.58

Three-month Periods Ended June 30, 2002 and 2001

   WEN reported segment net loss of $138 million for the three-month period ended June 30, 2002, compared with segment net income of $46 million in the 2001 quarter. The segment's customer and risk-management business incurred an operating loss of $249 million during the second quarter 2002. The results reflect reduced energy trading and customer origination due to an overall decline in market liquidity because of increasing credit concerns in the merchant energy sector, counterparty concerns over Dynegy's lower credit ratings, a reduction in the spread between natural gas and power prices and an allocated charge of $19 million associated with severance and related costs. The segment's asset businesses recorded operating income of $51 million in the second quarter 2002. The results reflect lower generation earnings due to an overall decrease in commodity prices compared to the second quarter 2001 and an allocated charge of $7 million associated with severance and related costs. The lower earnings from generation were partially offset by margins associated with the BGSL natural gas storage and processing facilities in the United Kingdom not included in 2001 results. The loss from unconsolidated investments in the second quarter 2002 resulted primarily from the impairment of certain technology equity investments. Additionally, there was a $36 million decline in earnings from the equity investment in West Coast Power due to a decrease in power prices and an overall decline in demand. Interest expense was higher in the second quarter 2002 due to higher average borrowings, partially offset by lower average interest rates.

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

Six-month Periods Ended June 30, 2002 and 2001

   WEN reported segment net loss of $127 million for the six-month period ended June 30, 2002, compared with net income of $158 million in the same 2001 period. In addition to the items described above for the second quarter comparisons, there are unfavorable variances in marketing activities due to a continual decline in price volatility throughout the first quarter 2002 as well as reduced margins associated with power generation as a result of lower market prices.

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

                           DYNEGY MIDSTREAM SERVICES

                                                 Three Months   Six Months Ended
                                                Ended June 30,     June 30,
                                                --------------  --------------
                                                 2002    2001    2002     2001
                                                ------  ------  ------   ------
                                                        ($ In Millions,
                                                 Except Operating Statistics)
 Operating Income:
    Upstream................................... $    6  $   21  $   19   $   62
    Downstream.................................      5      11      31       27
                                                ------  ------  ------   ------
        Total Operating Income.................     11      32      50       89
 Earnings from Unconsolidated Investments......      4       5       8        6
 Other Items...................................    (12)     (6)    (11)     (11)
                                                ------  ------  ------   ------
        Earnings Before Interest and Taxes.....      3      31      47       84
 Interest Expense..............................    (14)    (14)    (24)     (28)
                                                ------  ------  ------   ------
        Pre-tax Earnings (Loss)................    (11)     17      23       56
 Income Tax Provision (Benefit)................     (3)      7       9       19
                                                ------  ------  ------   ------
        Net Income (Loss)...................... $   (8) $   10  $   14   $   37
                                                ------  ------  ------   ------

 Operating Statistics:

 Natural Gas Processing Volumes (MBbls/d):
    Field Plants...............................   52.7    56.0    54.3     55.8
    Straddle Plants............................   37.9    27.9    37.1     25.2
                                                ------  ------  ------   ------
    Total Natural Gas Processing Volumes.......   90.6    83.9    91.4     81.0
                                                ------  ------  ------   ------
 Fractionation Volumes (MBbls/d)...............  241.6   250.6   223.2    224.9
    Natural Gas Liquids Sold (MBbls/d).........  468.8   493.8   538.7    567.9
    Average Commodity Prices:
        Natural Gas--Henry Hub ($/MMbtu)....... $ 3.38  $ 4.65  $ 2.86   $ 5.85
        Crude Oil--Cushing ($/Bbl).............  25.32   27.90   22.95    28.46
        Natural Gas Liquids ($/Gal)............   0.39    0.49    0.36     0.55
        Fractionation Spread ($ /MMBtu)........   1.02    0.92    1.16     0.45

Three-month Periods Ended June 30, 2002 and 2001

   DMS reported net loss of $8 million in the second quarter 2002 compared with net income of $10 million in the second quarter 2001. The segment's results of operations were impacted by lower natural gas and NGL prices, the residual volume effect of low rig counts in the second half of 2001 and a temporary shutdown of a major third-party natural gas pipeline in North Texas, which resulted in a decline in volumes processed. In addition, as a result of slow economic recovery, high industry-wide inventory levels, reduced NGL liquidity and Dynegy specific credit limitations, the segment experienced a decline in domestic and foreign marketing volumes and margins.

   Aggregate domestic NGL processing volumes totaled 90.6 thousand gross barrels per day in the second quarter 2002 compared to 83.9 thousand gross barrels per day during the same period in 2001. A small percentage of this volume increase resulted from the inclusion of incremental ChevronTexaco volumes associated with former Texaco equity production. The majority of the volume growth is related to the Louisiana straddle plants and is the direct result of an increasing need to process Gulf of Mexico natural gas production to meet third party pipeline dew point specification limits. This pipeline specification-driven need for processing has moved fractionation spread risk to the producer by shifting processing contract terms to a fee based arrangement when keep-whole processing is not economical. The fractionation spread represents the value relationship between natural gas liquids and its component parts. This trend is expected to continue as the volume of gas produced in the deep-water Gulf of Mexico increases.

   The average fractionation spread was $1.02 for the three months ended June 30, 2002, compared to $0.92 for the comparable 2001 period. Despite the year-over-year increase in this spread, traditional keep-whole processing is still not economical at this level. Historically, the Louisiana straddle plants would not have operated in this pricing environment.

   Gas processing volumes for the field plants were slightly lower for second quarter 2002 as compared to prior period volumes as the result of low drilling rig counts during the latter half of 2001 and second quarter 2002. DMS' business is dependent on producer drilling activity in the producing regions that its gathering systems serve. At current natural gas price levels, producers are actively drilling new wells and DMS' new connect gas volumes for processing are growing enough to more than offset natural decline in production. The producers supplying DMS' facilities are primarily independent producers who, as a group, react quickly to changes in gas prices. As natural gas prices decline significantly from current levels, these producers have historically reduced their drilling investment. If this occurs going forward, DMS could experience difficulty in acquiring enough volumes to offset natural declines. Conversely, as gas prices strengthen from current levels, producers have historically invested more heavily in drilling and development.

Six-month Periods Ended June 30, 2002 and 2001

   DMS reported net income of $14 million in the six months ended June 30, 2002 compared with net income of $37 million in the six months ended June 30, 2001. In addition to the items described above for the second quarter comparisons, warmer winter temperatures influenced results of operations period-to-period.

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

                         TRANSMISSION AND DISTRIBUTION

                                              Three Months   Six Months Ended
                                             Ended June 30,     June 30,
                                             --------------  --------------
                                              2002    2001    2002     2001
                                             ------  ------  ------   ------
                                                     ($ In Millions)
    Operating Income:
       Northern Natural..................... $   10  $   --  $   66   $   --
       Illinois Power.......................     56      40      96      116
                                             ------  ------  ------   ------
           Operating Income.................     66      40     162      116
    Losses from Unconsolidated Investments..     (2)     --      (2)      --
    Other Items.............................     (3)     --       1       (1)
                                             ------  ------  ------   ------
       Earnings Before Interest and Taxes...     61      40     161      115
    Interest Expense........................    (42)    (31)    (80)     (60)
                                             ------  ------  ------   ------
       Pre-tax Earnings.....................     19       9      81       55
    Income Tax Provision....................      9       6      36       27
                                             ------  ------  ------   ------
       Net Income(1)........................ $   10  $    3  $   45   $   28
                                             ------  ------  ------   ------
    ILLINOIS POWER:
    Electric Sales in kWh (Millions)
       Residential..........................  1,206   1,097   2,510    2,479
       Commercial...........................  1,081   1,060   2,103    2,114
       Commercial distribution..............     --      11       1       34
       Industrial...........................  1,676   1,674   3,052    3,109
       Industrial distribution..............    593     674   1,300    1,260
       Other................................     92      90     185      190
                                             ------  ------  ------   ------
           Total Electric Sales.............  4,648   4,606   9,151    9,186
                                             ------  ------  ------   ------
    Gas Sales in Therms (Millions)
       Residential..........................     43      32     196      205
       Commercial...........................     17      13      79       87
       Industrial...........................     19      19      37       45
       Transportation of Customer-Owned Gas.     61      64     133      136
                                             ------  ------  ------   ------
           Total Gas Delivered..............    140     128     445      473
                                             ------  ------  ------   ------
       Heating Degree Days..................    498     293   2,995    3,057
    NORTHERN NATURAL:
       Heating Degree Days..................    976     N/A   4,465      N/A
       Throughput (Bcf/d)...................    3.2     N/A    12.8      N/A

--------
(1) Northern Natural was acquired effective February 1, 2002 and had a net loss of $4 million and net income of $23 million for the three and six months ended June 30, 2002.

Three-month Periods Ended June 30, 2002 and 2001

   The T&D segment reported net income of $10 million in the second quarter 2002 compared to $3 million in the second quarter 2001. The operating results of Northern Natural are not included in prior year results. Northern Natural's net loss was $4 million in the second quarter 2002. Illinois Power experienced favorable results from operations period-to-period that were influenced by increased electricity usage from commercial and residential customers due to favorable weather conditions, a reduction in operating expenses due to savings realized from a 2001 restructuring, the resolution of a contingent liability for a billing dispute with a large wholesale electric customer and a favorable litigation settlement related to a vendor dispute. These results were partially offset by a mandated five percent residential rate reduction effective May 1, 2002, the election of some commercial and industrial customers to pay for power at market-based prices, rather than under bundled tariffs, and a decrease in industrial customer demand due to a weakened economy in Illinois Power's principal market areas.

Six Month Periods Ended June 30, 2002 and 2001

   The T&D segment reported net income of $45 million in the six months ended June 30, 2002 compared to $28 million in the same 2001 period. Net income for the six months ended June 30, 2002 includes a $13 million after-tax ($18 million pre-tax) charge associated with a gas delivery commitment that was assumed with the acquisition of Northern Natural. The T&D segment reflects five months of operating results from Northern Natural, which explains the increase in operating results. Northern Natural was acquired February 1, 2002 and, therefore, was not included in prior year results. Northern Natural's net income was $23 million in the six months ended June 30, 2002. With respect to Illinois Power, in addition to the items described above for the second quarter comparisons, the results were influenced by decreased demand from commercial and residential customers due to unfavorable weather conditions experienced during the first quarter 2002 and a credit related to Illinois Power's exit from a nuclear mutual insurance company which occurred in 2001.

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

                         DYNEGY GLOBAL COMMUNICATIONS

                                                     Three Months    Six Months
                                                     Ended June 30, Ended June 30,
                                                     -------------  -------------
                                                      2002   2001    2002   2001
                                                     -----   ----   -----   ----
                                                          ($ In Millions)
 Operating Loss..................................... $(657)  $(49)  $(717)  $(69)
 Earnings (Losses) from Unconsolidated Investments..    (3)    14     (48)    14
 Other Items........................................    --      4       5     10
                                                     -----   ----   -----   ----
 Loss Before Interest and Taxes.....................  (660)   (31)   (760)   (45)
 Interest Expense...................................    (3)    (1)    (11)    (3)
                                                     -----   ----   -----   ----
 Pre-tax Loss.......................................  (663)   (32)   (771)   (48)
 Income Tax Benefit.................................  (238)   (12)   (265)   (19)
                                                     -----   ----   -----   ----
 Net Loss from Operations...........................  (425)   (20)   (506)   (29)
 Cumulative Effect of Change in Accounting Principle    --     --    (234)    --
                                                     -----   ----   -----   ----
 Net Loss........................................... $(425)  $(20)  $(740)  $(29)
                                                     -----   ----   -----   ----

Three-month Periods Ended June 30, 2002 and 2001

   During the quarter, the communications sector continued to deteriorate at a rapid pace, as evidenced by an increased number of bankruptcies of both providers of long-distance high volume communications channels (long-haul) and providers of communication channels spanning a metropolitan area (metro loop), continued devaluation of equity securities and lack of financing sources in the sector, and further pricing pressures resulting from challenges faced by major industry players. As a result of the significant deterioration in the sector, negative outlook on the industry and Dynegy's focus on significantly improving its liquidity (see Liquidity and Capital Resources section), management is aggressively taking measures to reduce cash losses in the business by eliminating capital spending and reducing operating and administrative expenses. Management also continues to pursue partnership and joint venture opportunities which are consistent with the Company's strategy of reducing its operating losses in this business.

   Statement No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable from future cash flows of the long-lived asset group or it becomes more likely than not that a long-lived asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. Dynegy's impairment analysis at June 30, 2002, under Statement No. 144, indicates future cash flows from DGC's operations are insufficient to cover the carrying value of segment long-lived assets. As a result, a pre-tax impairment charge totaling $611 million ($397 million after-tax) and $621 million ($404 million after-tax) was recorded in Impairment and Other Charges in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2002, respectively.

   DGC's results reflect a $425 million quarterly loss in the three-month period ended June 30, 2002 resulting from continued operating losses caused by the fact that the costs associated with operating a network in service have exceeded revenues. This compares to a $20 million quarterly loss in the three-month period ended June 30, 2001. The increased loss was primarily caused by the impairment charges discussed above, as well as a decrease in Earnings from Unconsolidated Investments. At June 30, 2002, the valuations of certain technology investments were assessed in light of the Company's decision to pursue a managed exit strategy from the communications business. These investments were originally entered into in order to leverage existing commercial relationships or as a means of expanding new relationships. Historically, the Company viewed these investments as strategic and core to its telecommunications strategy. As a result, management's expectation was that Dynegy would hold these investments for the long-term and that trends in the sector were cyclical. The Company viewed the downturn in valuation as temporary.

   Management is aggressively pursuing alternatives for exiting this business segment, although no formal plans are in place and no assurance can be provided as to the timing or structure of any such transaction. Continued losses through 2002 will negatively impact the Company's cash flows and earnings. As of June 30, 2002, Dynegy had approximately $244 million, or approximately $152 million on a discounted basis, in long-term operating commitments relating to its telecommunications business.

Six-month Periods Ended June 30, 2002 and 2001

   DGC's results reflect a $740 million quarterly loss in the six-month period ended June 30, 2002 resulting from continued operating losses caused by the fact that the costs associated with operating a network in service have exceeded revenues and vendor equipment problems which delayed anticipated revenues. This compares to a $29 million loss in the six-month period ended June 30, 2001. The 2002 net loss includes the cumulative effect of change in accounting principle (see Note 4 to the accompanying condensed consolidated financial statements) and impairment of communications assets, principally underutilized equipment and certain investments. The increased loss includes the difference in equity earnings described above related to the 2001 second quarter and additional net operating losses in 2002.

Cash Flow Disclosures

   The following table is a condensed version of the operating section of the Condensed Consolidated Statements of Cash Flows (in millions):

                                                       For The Six Months Ended June 30, 2002
                                                 -------------------------------------------------
                                                                           Corporate
                                                                               &
                                                  WEN   DMS   T&D   DGC   Eliminations Consolidated
                                                 -----  ---- ----  -----  ------------ ------------
Net Income (Loss)............................... $(127) $ 14 $ 45  $(740)     $ --        $ (808)
Net Non-Cash Items Included in Net Income (Loss)   490    41  149    664       (17)        1,327
                                                 -----  ---- ----  -----      ----        ------
Operating Cash Flows Before Changes in Working
  Capital.......................................   363    55  194    (76)      (17)          519
Changes in Working Capital......................  (231)    6   18    (10)       26          (191)
                                                 -----  ---- ----  -----      ----        ------
Net Cash Provided by (Used in) Operating
  Activities.................................... $ 132  $ 61 $212  $ (86)     $  9        $  328
                                                 -----  ---- ----  -----      ----        ------

                                                       For The Six Months Ended June 30, 2001
                                                 -------------------------------------------------
                                                                           Corporate
                                                                               &
                                                  WEN   DMS   T&D   DGC   Eliminations Consolidated
                                                 -----  ---- ----  -----  ------------ ------------
Net Income (Loss)............................... $ 158  $ 37 $ 28  $ (29)     $ --        $  194
Net Non-Cash Items Included in Net Income (Loss)   118    59  111     (8)       16           296
                                                 -----  ---- ----  -----      ----        ------
Operating Cash Flows Before Changes in Working
  Capital.......................................   276    96  139    (37)       16           490
Changes in Working Capital......................  (129)   53  (72)    48       (14)         (114)
                                                 -----  ---- ----  -----      ----        ------
Net Cash Provided by (Used in) Operating
  Activities.................................... $ 147  $149 $ 67  $  11      $  2        $  376
                                                 -----  ---- ----  -----      ----        ------

   Operating Cash Flow. Cash flow from operating activities totaled $328 million for the six-month period ended June 30, 2002 compared to $376 million reported in the same 2001 period. Non-cash add-backs were greater in the 2002 period, primarily due to the following charges, which are further described in
Note 4 to the accompanying financial statements:

  . The $234 million impairment of goodwill for DGC related to the adoption of Statement No. 142 as previously disclosed in the first quarter 2002 and $611 million of additional pre-tax impairment charges for DGC during the second quarter 2002;

  . Pre-tax write-offs within Earnings (Losses) from Unconsolidated Investments of $68 million representing technology investment impairments based on the Company's change in business strategy and continued downturn in the technology sector. Of the total write-offs, $17 million related to WEN and $47 million related to DGC, with the remaining amounts allocated to DMS and T&D.

   Other changes in non-cash items include the following:

  . Depreciation and amortization expense increased by $59 million primarily due to the addition of Northern Natural in January 2002 and the United Kingdom natural gas storage facilities in November 2001;

  . A reduction in Earnings (Losses) from Unconsolidated Investments of approximately $30 million related to West Coast Power;

  . Deferred income taxes are a $338 million benefit position for the six months ended June 30, 2002, compared to an expense of $75 million in the same 2001 period, producing a $413 million decreased add-back; and

  . Risk Management activity produced a $399 million add-back, compared to an add-back of $58 million in the 2001 period. The add-backs represent cash realized for settled contracts in excess of gains recognized.

   Changes in working capital had a negative impact on cash flow from operations for the six-month period ended June 30, 2002 primarily due to the following:

  . The timing on which the Company recorded customer accounts receivable and vendor accounts payable, primarily for WEN's natural gas and power accruals as well as IP's power receivables for seasonal trends beginning in the summer months;

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

   Capital Expenditures and Investing Activities. Cash used for investing activities during the six-month period ended June 30, 2002 totaled $653 million. Capital spending and investments in unconsolidated investments totaled $643 million and relate primarily to generation asset additions and improvements, environmental compliance and first quarter investments in technology infrastructure. Cash spent for the acquisition of Northern Natural totaled $20 million, net of cash acquired. These cash outflows were offset by $10 million in proceeds from asset sales.

   Financing Activities. Cash provided by financing activities during the six-month period ended June 30, 2002 totaled $519 million. The Company received $205 million in cash proceeds relative to ChevronTexaco's preemptive right purchase of approximately 10.4 million shares of Class B common stock in January 2002. Additional capital stock proceeds include $21 million in cash from members of senior management associated with the December 2001 private equity placement. Dividends declared and paid to holders of Class A and Class B common stock totaled $40 million and $15 million, respectively, for the six-month period ended June 30, 2002.

   In March 2002, Illinova Corporation, a wholly owned subsidiary of Dynegy and the parent company of IP, paid $28 million in cash for shares of IP's preferred stock through the consummation of a tender offer.

   Long-term debt proceeds, net of issuance costs, for the six-months ended June 30, 2002 consisted of $496 million from the issuance of 8.75 percent senior notes due February 2012, $42 million from the construction of generation facilities and the U.S. fiber optic network and $36 million related to borrowings entered into by ABG Gas Supply. Repayments of long-term debt totaled $216 million for the six-months ended June 30, 2002 and consisted of $44 million in payments of IP Transitional Funding Notes, $90 million relating to the April 2002 purchase of Northern Natural's senior unsecured notes due 2005, $54 million in June 2002 principal payments related to the restructuring of Black Thunder from Minority Interest to Long-Term Debt and $28 million in repayments by ABG Gas Supply. Net proceeds from short-term financing consisted of $245 million cash advance for the anticipated sale of certain United Kingdom gas storage assets. Additionally, during the six months ended June 30, 2002, Dynegy repaid $293 million in commercial paper and borrowings under revolving credit lines for DHI and IP in the aggregate and borrowed $60 million under IP's term loan.

   Finally, other financing cash payments totaled $17 million for the six-months ended June 30, 2002. These payments primarily consisted of $13 million in interest associated with the Black Thunder transaction prior to the June 2002 restructuring.

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

  . The cost of borrowing, availability of trade credit and other factor's affecting Dynegy's financing activities, including the effect of issues described in this Form 10-Q;

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

                          PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   See Note 12 to the accompanying financial statements for discussion of material recent developments in the Company's material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                    CLASS B
                                   DIRECTORS

                                            For     Withheld
                                         ---------- --------
                   1. Darald W. Callahan 96,891,014    0
                   2. Glenn F. Tilton... 96,891,014    0
                   3. John S. Watson.... 96,891,014    0

   The following votes were cast with respect to the proposal to approve the Dynegy Inc. 2002 Long Term Incentive Plan. There were no broker non-votes.

FOR        298,932,107

       AGAINST   29,112,925

       ABSTAIN   2,063,927

   The following votes were cast with respect to the ratification of the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ended December 31, 2002. There were no broker non-votes.

       FOR       321,459,217

       AGAINST   7,216,161

       ABSTAIN   1,433,581

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following instruments and documents are included as exhibits to this Form 10-Q/A:


 10.1  Purchase and Sale Agreement dated July 28, 2002 among Dynegy Inc., NNGC Holding Company, Inc.
       and MidAmerican Energy Holdings Company (incorporated by reference to Exhibit 99.2 to the
       Company's Current Report on Form 8-K dated July 29, 2002).

10.2*  Agreement dated as of July 31, 2002 among Chevron U.S.A. Inc., Dynegy Marketing and Trade,
       Dynegy Holdings Inc., Dynegy Inc. and the other parties thereto.

10.3*  Contract for Services between Daniel L. Dienstbier and Dynegy Inc. effective as of May 28, 2002.

 99.1+ Certification pursuant to Section 18 United States Code Section 1350, as adopted pursuant to Section
       906 of the Sarbanes-Oxley Act of 2002.

 99.2+ Certification pursuant to Section 18 United States Code Section 1350, as adopted pursuant to Section
       906 of the Sarbanes-Oxley Act of 2002.

--------
*  Previously filed.
+ Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as "accompanying" this Amendment No. 1 and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

                                   DYNEGY INC.

Date: May 14, 2003             By:                 /s/  NICK J. CARUSO
                                   --------------------------------------
                                                      Nick J. Caruso
                                   Executive Vice President and Chief Financial Officer

                           SECTION 302 CERTIFICATION

   I, Bruce A. Williamson , certify that:

   1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Dynegy Inc. (the "Amendment No. 1");

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


Date: May 14, 2003                                                           By:      /s/  BRUCE A. WILLIAMSON
                                                                                 ----------------------------------
                                                                                        Bruce A. Williamson
                                                                                      Chief Executive Officer

                           SECTION 302 CERTIFICATION

   I, Nick J. Caruso, certify that:

   1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Dynegy Inc. (the "Amendment No. 1");

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


Date: May 14, 2003                                                           By:        /s/  NICK J. CARUSO
                                                                                 ----------------------------------
                                                                                           Nick J. Caruso
                                                                                      Chief Financial Officer