Form 10-Q/A
period 2002-09-30
DYNEGY INC /IL/
filed 2003-05-15
CIK 879215

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

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

                                  DYNEGY INC.

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

   Item 1.  Condensed Consolidated Financial Statements (Unaudited and Restated):

   Condensed Consolidated Balance Sheets:
       September 30, 2002 and December 31, 2001........................................   3
   Condensed Consolidated Statements of Operations:
       For the three months ended September 30, 2002 and 2001..........................   4
   Condensed Consolidated Statements of Operations:
       For the nine months ended September 30, 2002 and 2001...........................   5
   Condensed Consolidated Statements of Cash Flows:
       For the nine months ended September 30, 2002 and 2001...........................   6
   Notes to Condensed Consolidated Financial Statements................................   7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations........................................................................  52

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................  84

   Item 4.  Controls and Procedures....................................................  85

Part II.  Other Information

   Item 1.  Legal Proceedings..........................................................  85

   Item 5.  Other Information..........................................................  85

   Item 6.  Exhibits and Reports on Form 8-K...........................................  85

                               INTRODUCTORY NOTE

   Dynegy Inc. is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to reflect restatements relating to its audited consolidated financial statements as of December 31, 2001 and its unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2002 and 2001. These financial statements were previously included in Dynegy's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which was originally filed with the SEC on November 14, 2002 (the "Original Filing"). These financial statements and the other financial information included in the Original Filing have been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements. Revised financial information for the periods presented reflecting these restatements was previously included in Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was most recently amended by Amendment No. 2 thereto filed with the SEC on April 11, 2003 (the "2001 Form 10-K/A"), and Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which also was filed with the SEC on April 11, 2003 (the "2002 Form 10-K"). The restated financial and other information included in this Amendment No. 1 should be read together with the 2001 Form 10-K/A and the 2002 Form 10-K. Certain of the operating, investing and financing cash flow data included in this Amendment No. 1 has been revised from the comparable data included in Note 19--Quarterly Financial Information (Unaudited) beginning on page F-76 of the 2002 Form 10-K. This revised data, which reflects minor corrections for errors, should be read to replace and supersede the data previously included in the 2002 Form 10-K. In addition to the restatements described elsewhere herein, this Amendment No. 1 also includes certain other revisions to the Original Filing. Dynegy's periodic SEC reports, including this Amendment No. 1, remain subject to an ongoing review by the SEC Division of Corporation Finance.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 14, 2002 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ DYNEGY'S EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE
NOTE 15--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

                                  DYNEGY INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
                      SEE EXPLANATORY NOTE--RESTATEMENTS
                 (unaudited) (in millions, except share data)

                                                                                                               September 30,
                                                                                                                   2002
                                                                                                               -------------
                                                    ASSETS
Current Assets
Cash and cash equivalents.....................................................................................    $   863
Restricted cash...............................................................................................        207
Accounts receivable, net of allowance for doubtful accounts of $114 million and $113 million, respectively....      2,632
Accounts receivable, affiliates...............................................................................         69
Inventory.....................................................................................................        221
Assets held for sale (Note 3).................................................................................         32
Assets from risk-management activities........................................................................      4,004
Prepayments and other assets..................................................................................        770
                                                                                                                  -------
      Total Current Assets....................................................................................      8,798
                                                                                                                  -------
Property, Plant and Equipment.................................................................................      9,612
Accumulated depreciation......................................................................................     (1,206)
                                                                                                                  -------
      Property, Plant and Equipment, Net......................................................................      8,406
Other Assets
Unconsolidated investments (Note 6)...........................................................................        716
Investment in Northern Natural Gas Company (Note 3)...........................................................         --
Assets held for sale (Note 3).................................................................................        644
Assets from risk-management activities........................................................................      4,036
Goodwill......................................................................................................        396
Other assets..................................................................................................        724
                                                                                                                  -------
      Total Assets............................................................................................    $23,720
                                                                                                                  =======
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable..............................................................................................    $ 1,679
Accounts payable, affiliates..................................................................................        274
Accrued liabilities and other.................................................................................      1,321
Liabilities from risk-management activities...................................................................      3,881
Notes payable and current portion of long-term debt...........................................................      1,526
Liabilities held for sale (Note 3)............................................................................         30
                                                                                                                  -------
      Total Current Liabilities...............................................................................      8,711
                                                                                                                  -------
Long-Term Debt................................................................................................      4,838
Other Liabilities
Transitional funding trust notes..............................................................................        452
Liabilities held for sale (Note 3)............................................................................        211
Liabilities from risk-management activities...................................................................      3,677
Deferred income taxes.........................................................................................        927
Other long-term liabilities...................................................................................        875
                                                                                                                  -------
      Total Liabilities.......................................................................................     19,691
                                                                                                                  -------
Minority Interest.............................................................................................        185
Serial Preferred Securities of a Subsidiary...................................................................         11
Company Obligated Preferred Securities of Subsidiary Trust....................................................        200
Series B Convertible Redeemable Preferred Securities..........................................................      1,130
Commitments and Contingencies (Note 11)
Stockholders' Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at September 30, 2002 and December 31, 2001,
 272,960,450 and 269,984,456 shares issued and outstanding at September 30, 2002 and December 31, 2001,
 respectively outstanding at September 30, 2002 and December 31, 2001, respectively...........................      2,851
Class B Common Stock, no par value, 360,000,000 shares authorized at September 30, 2002 and December 31, 2001,
 96,891,014 and 86,499,914 shares issued and outstanding at September 30, 2002 and December 31, 2001,
 respectively.................................................................................................      1,006
Additional paid-in capital....................................................................................        660
Subscriptions receivable (Note 8).............................................................................        (12)
Accumulated other comprehensive income (loss), net of tax.....................................................         13
Retained earnings (accumulated deficit).......................................................................     (1,947)
Treasury stock, at cost, 1,679,183 shares at September 30, 2002 and 1,766,800 shares at December 31, 2001.....        (68)
                                                                                                                  -------
      Total Stockholders' Equity..............................................................................      2,503
                                                                                                                  -------
         Total Liabilities and Stockholders' Equity...........................................................    $23,720
                                                                                                                  =======

                                                                                                               December 31,
                                                                                                                   2001
                                                                                                               ------------
                                                    ASSETS
Current Assets
Cash and cash equivalents.....................................................................................   $   208
Restricted cash...............................................................................................        28
Accounts receivable, net of allowance for doubtful accounts of $114 million and $113 million, respectively....     3,083
Accounts receivable, affiliates...............................................................................        36
Inventory.....................................................................................................       256
Assets held for sale (Note 3).................................................................................        --
Assets from risk-management activities........................................................................     3,953
Prepayments and other assets..................................................................................     1,392
                                                                                                                 -------
      Total Current Assets....................................................................................     8,956
                                                                                                                 -------
Property, Plant and Equipment.................................................................................    10,135
Accumulated depreciation......................................................................................      (934)
                                                                                                                 -------
      Property, Plant and Equipment, Net......................................................................     9,201
Other Assets
Unconsolidated investments (Note 6)...........................................................................       944
Investment in Northern Natural Gas Company (Note 3)...........................................................     1,501
Assets held for sale (Note 3).................................................................................        --
Assets from risk-management activities........................................................................     2,214
Goodwill......................................................................................................     1,561
Other assets..................................................................................................       791
                                                                                                                 -------
      Total Assets............................................................................................   $25,168
                                                                                                                 =======
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable..............................................................................................   $ 2,064
Accounts payable, affiliates..................................................................................        38
Accrued liabilities and other.................................................................................     2,617
Liabilities from risk-management activities...................................................................     3,361
Notes payable and current portion of long-term debt...........................................................       458
Liabilities held for sale (Note 3)............................................................................        --
                                                                                                                 -------
      Total Current Liabilities...............................................................................     8,538
                                                                                                                 -------
Long-Term Debt................................................................................................     4,500
Other Liabilities
Transitional funding trust notes..............................................................................       516
Liabilities held for sale (Note 3)............................................................................        --
Liabilities from risk-management activities...................................................................     1,871
Deferred income taxes.........................................................................................     1,568
Other long-term liabilities...................................................................................     1,070
                                                                                                                 -------
      Total Liabilities.......................................................................................    18,063
                                                                                                                 -------
Minority Interest.............................................................................................     1,040
Serial Preferred Securities of a Subsidiary...................................................................        46
Company Obligated Preferred Securities of Subsidiary Trust....................................................       200
Series B Convertible Redeemable Preferred Securities..........................................................       882
Commitments and Contingencies (Note 11)
Stockholders' Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at September 30, 2002 and December 31, 2001,
 272,960,450 and 269,984,456 shares issued and outstanding at September 30, 2002 and December 31, 2001,
 respectively outstanding at September 30, 2002 and December 31, 2001, respectively...........................     2,786
Class B Common Stock, no par value, 360,000,000 shares authorized at September 30, 2002 and December 31, 2001,
 96,891,014 and 86,499,914 shares issued and outstanding at September 30, 2002 and December 31, 2001,
 respectively.................................................................................................       801
Additional paid-in capital....................................................................................       688
Subscriptions receivable (Note 8).............................................................................       (38)
Accumulated other comprehensive income (loss), net of tax.....................................................       (27)
Retained earnings (accumulated deficit).......................................................................       798
Treasury stock, at cost, 1,679,183 shares at September 30, 2002 and 1,766,800 shares at December 31, 2001.....       (71)
                                                                                                                 -------
      Total Stockholders' Equity..............................................................................     4,937
                                                                                                                 -------
         Total Liabilities and Stockholders' Equity...........................................................   $25,168
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

                                  DYNEGY INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                      SEE EXPLANATORY NOTE--RESTATEMENTS
               (unaudited) (in millions, except per share data)

                                                                                         Three Months Ended
                                                                                          September 30,
                                                                                         -----------------
                                                                                           2002     2001
                                                                                         -------   ------
Revenues (Note 1)....................................................................... $ 1,582   $2,442
Cost of sales (exclusive of depreciation shown separately below) (Note 1)...............   1,373    1,793
Depreciation and amortization...........................................................     117      115
Goodwill impairment (Note 4)............................................................     897       --
Impairment and other charges (Note 4)...................................................      29       --
General and administrative expenses.....................................................     128      152
Loss (gain) on sale of assets...........................................................      (9)       2
                                                                                         -------   ------
       Operating income (loss)..........................................................    (953)     380
Earnings (losses) from unconsolidated investments (Notes 4 and 6).......................    (120)      85
Other income (expense), net (Note 4)....................................................     (38)      (1)
Interest expense........................................................................    (103)     (65)
Minority interest expense...............................................................       2       (8)
Accumulated distributions associated with trust preferred securities....................      (4)      (6)
                                                                                         -------   ------
Income (loss) from continuing operations before income taxes............................  (1,216)     385
Income tax provision (benefit)..........................................................    (120)     147
                                                                                         -------   ------
Income (loss) from continuing operations................................................  (1,096)     238
Discontinued operations (Note 3):
   Loss from discontinued operations (including loss on disposal of Northern Natural of
     $586 million)......................................................................    (569)      --
   Income tax benefit...................................................................     (14)      --
                                                                                         -------   ------
Loss on discontinued operations.........................................................    (555)      --
                                                                                         -------   ------
Net Income (Loss)....................................................................... $(1,651)  $  238
Less: preferred stock dividends.........................................................      83       --
                                                                                         -------   ------
Net Income (Loss) applicable to common stockholders..................................... $(1,734)  $  238
                                                                                         =======   ======
Net Income (Loss) Per Share:
Basic earnings (loss) per share:
   Income (loss) from continuing operations............................................. $ (3.20)  $ 0.73
   Loss from discontinued operations....................................................   (1.51)      --
                                                                                         -------   ------
Basic earnings (loss) per share......................................................... $ (4.71)  $ 0.73
                                                                                         -------   ------
Diluted earnings (loss) per share (Note 9):
   Income (loss) from continuing operations............................................. $ (3.20)  $ 0.71
   Loss from discontinued operations....................................................   (1.51)      --
                                                                                         -------   ------
Diluted earnings (loss) per share (Note 9).............................................. $ (4.71)  $ 0.71
                                                                                         -------   ------
Basic shares outstanding................................................................     368      326
                                                                                         -------   ------
Diluted shares outstanding..............................................................     369      337
                                                                                         -------   ------

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

                      SEE EXPLANATORY NOTE--RESTATEMENTS
               (unaudited) (in millions, except per share data)

                                                                                         Nine Months Ended
                                                                                          September 30,
                                                                                         ---------------
                                                                                           2002     2001
                                                                                         -------   ------
Revenues (Note 1)....................................................................... $ 4,804   $7,669
Cost of sales, exclusive of depreciation shown separately below (Note 1)................   4,263    6,163
Depreciation and amortization...........................................................     347      337
Goodwill impairment (Note 4)............................................................     897       --
Impairment and other charges (Note 4)...................................................     695       --
General and administrative expenses.....................................................     355      388
Gain on sale of assets..................................................................     (10)     (32)
                                                                                         -------   ------
       Operating income (loss)..........................................................  (1,743)     813
Earnings (losses) from unconsolidated investments (Notes 4 and 6).......................    (116)     195
Other income (expense), net (Note 4)....................................................     (15)      (2)
Interest expense........................................................................    (255)    (199)
Minority interest expense...............................................................     (37)     (76)
Accumulated distributions associated with trust preferred securities....................     (13)     (18)
                                                                                         -------   ------
Income (loss) from continuing operations before income taxes and change in accounting
  principle.............................................................................  (2,179)     713
Income tax provision (benefit)..........................................................    (471)     283
                                                                                         -------   ------
Income (loss) from continuing operations................................................  (1,708)     430
Discontinued operations (Note 3):
   Loss from discontinued operations (including loss on disposal of Northern Natural of
     $586 million)......................................................................    (511)      --
   Income tax provision.................................................................       6       --
                                                                                         -------   ------
Loss on discontinued operations.........................................................    (517)      --
Cumulative effect of change in accounting principle, net (Notes 1 and 5)................    (234)       2
                                                                                         -------   ------
Net Income (loss)....................................................................... $(2,459)  $  432
                                                                                         -------   ------
Net income (loss)....................................................................... $(2,459)  $  432
Less: preferred stock dividends.........................................................     248       --
                                                                                         -------   ------
Net income (loss) applicable to common stockholders..................................... $(2,707)  $  432
                                                                                         =======   ======
Net Income (loss) Per Share:
Basic earnings (loss) per share:
   Income (loss) from continuing operations............................................. $ (5.36)  $ 1.32
   Loss from discontinued operations....................................................   (1.42)      --
   Cumulative effect of change in accounting principle, net.............................   (0.64)    0.01
                                                                                         -------   ------
Basic earnings (loss) per share......................................................... $ (7.42)  $ 1.33
                                                                                         -------   ------
Diluted earnings (loss) per share (Note 9):
   Income (loss) from continuing operations............................................. $ (5.36)  $ 1.27
   Loss from discontinued operations....................................................   (1.42)      --
   Cumulative effect of change in accounting principle, net.............................   (0.64)    0.01
                                                                                         -------   ------
Diluted earnings (loss) per share (Note 9).............................................. $ (7.42)  $ 1.28
                                                                                         -------   ------
Basic shares outstanding................................................................     365      325
                                                                                         -------   ------
Diluted shares outstanding..............................................................     369      338
                                                                                         -------   ------

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                      SEE EXPLANATORY NOTE--RESTATEMENTS
                           (unaudited) (in millions)

                                                                                                           Nine Months
                                                                                                              Ended
                                                                                                          September 30,
                                                                                                        ----------------
                                                                                                          2002     2001
                                                                                                        -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................................................... $(2,459) $   432
Items not affecting cash flows from operating activities:
    Depreciation and amortization......................................................................     413      335
    Goodwill impairment (Note 4).......................................................................     897       --
    Impairment and other charges.......................................................................     699       --
    (Earnings) losses from unconsolidated investments, net of cash distributions.......................     192     (167)
    Risk-management activities.........................................................................     527     (104)
    Deferred income taxes..............................................................................    (414)     203
    Loss on sale of Northern Natural (Note 3)..........................................................     586       --
    Minority interest..................................................................................      --       31
    Cumulative effect of change in accounting principle (Notes 1 and 5)................................     234       (2)
    Other..............................................................................................      27      (13)
                                                                                                        -------  -------
Operating cash flows before changes in working capital.................................................     702      715
Changes in working capital:
    Accounts receivable................................................................................     587    1,416
    Inventory..........................................................................................      (1)     224
    Prepayments and other assets (includes $270 million cash collateral postings in the 2002 period)...    (323)    (159)
    Accounts payable and accrued liabilities...........................................................    (636)  (1,801)
    Other, net.........................................................................................     (67)      63
                                                                                                        -------  -------
Net cash provided by operating activities..............................................................     262      458
                                                                                                        -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................................................    (796)  (2,149)
Unconsolidated investments.............................................................................     (14)     (52)
Business acquisitions, net of cash acquired............................................................     (20)     (21)
Proceeds from asset sales..............................................................................   1,105    1,051
Other investing, net...................................................................................      75     (237)
                                                                                                        -------  -------
Net cash provided by (used in) investing activities....................................................     350   (1,408)
                                                                                                        -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings.................................................................     574    1,402
Repayments of long-term borrowings.....................................................................    (570)    (251)
Net proceeds from short-term borrowings................................................................     437       --
Net cash flow from commercial paper and revolving lines of credit......................................    (303)     (14)
Proceeds from sale of capital stock, options and warrants..............................................     240       57
Purchase of serial preferred securities of a subsidiary................................................     (28)      --
Decrease (increase) in restricted cash.................................................................    (179)     (14)
Purchase of treasury stock.............................................................................      (1)     (59)
Dividends and other distributions, net.................................................................     (55)     (74)
Other financing, net...................................................................................     (14)      65
                                                                                                        -------  -------
Net cash provided by financing activities..............................................................     101    1,112
                                                                                                        -------  -------
Effect of exchange rate changes on cash................................................................     (58)       3
Net increase in cash and cash equivalents..............................................................     655      165
Cash and cash equivalents, beginning of period.........................................................     208       59
                                                                                                        -------  -------
Cash and cash equivalents, end of period............................................................... $   863  $   224
                                                                                                        =======  =======

         See the notes to condensed consolidated financial statements.

                                  DYNEGY INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED AND RESTATED)

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Explanatory Note--Restatements

   This Amendment No. 1 on Form 10-Q/A of Dynegy Inc. ("Dynegy" or the "Company") includes restatements relating to the Company's audited consolidated financial statements as of December 31, 2001 and its unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2002 and 2001. On April 11, 2003, Dynegy filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"), which included restated financial statements for each of the two years in the period ended December 31, 2001. The 2002 Form 10-K also included restated financial information for the three- and nine-month periods ended September 30, 2002 and 2001. The restatements relate to the following:

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

   Specifically, the restatements are as follows:

   Project Alpha. Dynegy entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Alpha Form 8-K"), Dynegy restated the cash flow associated with the related gas supply contract as a financing activity in its Consolidated Statements of Cash Flows for 2001. The effect of this restatement was to reclassify approximately $180 million and $290 million of previously disclosed operating cash flow to financing cash flow for the nine-month period ended September 30, 2001 and year ended December 31, 2001, respectively. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen LLP ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of cash flow from operations to

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

cash flow from financing lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of approximately $79 million of tax benefit previously recognized by the Company during the 2001 period. Andersen further advised the Company that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion has been withdrawn. Dynegy subsequently concluded that its restated consolidated financial statements would include the consolidation of ABG Gas Supply, LLC ("ABG"), one of the entities formed in connection with the transaction. The consolidation of ABG is included herein based on compilations of financial information received from an agent of ABG's equity holders. Dynegy reflected these restatements in its third quarter 2002 Form 10-Q originally filed on November 14, 2002 (the "Original Filing").

   Balance Sheet Reconciliation Project. Dynegy recognized an after-tax charge of approximately $80 million ($124 million pre-tax) in the second quarter 2002 related to a balance sheet reconciliation project undertaken by the Company at the beginning of 2002. The charge related principally to the Company's natural gas marketing business and was associated with the process of reconciling accrued to actual results. Accrual accounting for natural gas marketing involves the estimation of gas volumes bought, sold, transported and stored, as well as the subsequent reconciliation of estimated to actual volumes. The Company has restated its financial statements to allocate this $80 million charge from the second quarter 2002 back to the periods in which the transactions giving rise to the charge originally occurred.

   The table below reflects the impact of this restatement on net income and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001. Dynegy partially reflected this restatement in its Original Filing; consequently, the amounts included below are incremental to the related amounts originally reported in the Original Filing.

                                            Three Months Nine Months
                                               Ended        Ended
                                            September 30 September 30
                                            ------------ ------------
                                                  (in millions,
                                             except per share data)
          Net Income (Loss)
          2001.............................    $  (28)      $  36
          2002.............................        --           8
          Diluted Earnings (Loss) per Share
          2001.............................    $(0.08)      $0.11
          2002.............................        --        0.02

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

accounting basis previously employed. This correction had no impact on previously reported cash flows from operations in any period.

   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and nine months ended September 30, 2002 and 2001. Dynegy reflected portions of this restatement in the Original Filing. The restatement items identified subsequent to November 14, 2002 are included in the following table:

                                               Three
                                               Months    Nine Months
                                               Ended        Ended
                                            September 30 September 30
                                            ------------ ------------
                                                  (in millions,
                                               except share data)
          Net Income (Loss)
          2001.............................    $    5       $   28
          2002.............................        (2)         (24)
          Diluted Earnings (Loss) per Share
          2001.............................    $ 0.01       $ 0.08
          2002.............................     (0.01)       (0.07)

   Valuation of Extant, Inc. Purchase. On September 29, 2000, Dynegy completed the acquisition of Extant, Inc., a privately held entity engaged in the communications business. The transaction was accounted for as a purchase. In 2000, the Company incorrectly valued the shares of Class A common stock it issued as consideration for the acquisition at $49.59 per share, rather than $36.59 per share, which amount represented the average share price during the five days surrounding the announcement of the acquisition. The $49.59 per share originally utilized in the valuation was incorrectly based on the average closing price of Dynegy's Class A common stock during the 30 days prior to the closing date, which was consistent with the valuation provisions in the merger agreement. As a result, the purchase price allocated to the assets acquired and liabilities assumed in the purchase was overstated by $23 million in 2000. This error resulted in an overstatement of the amortization of goodwill acquired in the transaction during 2001 and 2000. Additionally, as a result of this error, the Company overstated by $22 million the impairment of goodwill recorded in 2002 associated with the Company's January 1, 2002 adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." The Company reflected this restatement in the Original Filing.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                            Three Months Nine Months
                                               Ended        Ended
                                            September 30 September 30
                                            ------------ ------------
                                                  (in millions,
                                               except share data)
          Net Income (Loss)
          2001.............................    $  (25)      $  (25)
          2002.............................       133          (69)
          Diluted Earnings (Loss) per Share
          2001.............................    $(0.07)      $(0.07)
          2002.............................      0.36        (0.19)

   Restated Lease Accounting. The Company previously accounted for seven generation lease arrangements and one communications lease arrangement as operating leases. Its previous accounting treatment of these lease arrangements, which was confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters, reflected its belief that these arrangements satisfied the applicable generally accepted accounting principles ("GAAP") requirements so as to justify their treatment as operating leases. However, these requirements are very technical and subject to a high degree of interpretation. During the course of the re-audit of the Company's financial statements for 1999-2001, the Company analyzed its accounting for these arrangements and considered a variety of factors, including interpretations of the applicable GAAP requirements. Upon completion of this analysis and discussions with PricewaterhouseCoopers LLP, in January 2003, the Company determined it was necessary to correct its accounting for these lease arrangements to

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

recognize on its balance sheet the related assets as of the inception of six of these arrangements. Although the Company previously amended the agreements relating to six generation lease arrangements so as to require them to be treated as capital leases in the second quarter 2002, the restatement of the accounting originally applied to these arrangement results in the recognition of the related assets as of an earlier date. Consequently, the Company's previously reported net income has been reduced reflecting the recognition of depreciation, impairment and amortization expenses associated with the related assets.

   In addition, balance sheet amounts have been adjusted for this change as follows:

                                          September 30, December 31,
                                              2002          2001
                                          ------------- ------------
                                               ($ in millions)
            Restricted cash..............     $ --         $   17
            Property, plant and equipment      (22)         1,094
            Accrued liabilities and other       (2)           445
            Long-term debt...............      348            666

Please read Note 7--Debt in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as most recently amended by Amendment No. 2 thereto filed with the SEC on April 11, 2003 (the "2001 Form 10-K/A"), for further discussion.

   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                            Three Months Nine Months
                                               Ended        Ended
                                            September 30 September 30
                                            ------------ ------------
                                                  (in millions,
                                               except share data)
          Net Income (Loss)
          2001.............................    $   (2)      $   (2)
          2002.............................        13         (215)
          Diluted Earnings (Loss) per Share
          2001.............................    $(0.00)      $(0.01)
          2002.............................      0.04        (0.58)

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   The table below reflects the impact of this restatement on net income available to common stockholders and diluted earnings per share as originally reported for the three and nine months ended September 30, 2002 and 2001. The restatement had no impact on net income or cash flows.

                                                     Three Months Nine Months
                                                        Ended        Ended
                                                     September 30 September 30
                                                     ------------ ------------
                                                           (in millions,
                                                        except share data)
  Net Income (Loss) Available to Common Stockholders
  2001..............................................    $   --       $   --
  2002..............................................       (75)        (224)
  Diluted Earnings (Loss) per Share
  2001..............................................    $   --       $   --
  2002..............................................     (0.20)       (0.61)

   Valuation of Technology Investment. Dynegy acquired the common stock of a technology investment in the second quarter 2000. In the second quarter 2002, after several quarters of declines in the market price of the investment, the Company determined that the decline in value was other-than-temporary. As such, the Company recognized a $12 million after-tax charge during the second quarter 2002. Upon further review, the Company determined that it incorrectly delayed recognition of the charge associated with this investment, as the decline in value through September 30, 2001 met the "other-than-temporary" threshold. Therefore, the Company has restated the financial statements to record the impairment in the third quarter 2001.

   The table below reflects the impact of this restatement on net income and diluted earnings per share as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                            Three Months Nine Months
                                               Ended        Ended
                                            September 30 September 30
                                            ------------ ------------
                                                  (in millions,
                                               except share data)
          Net Income (Loss)
          2001.............................    $  (12)      $  (12)
          2002.............................         2           12
          Diluted Earnings (Loss) per Share
          2001.............................    $(0.03)      $(0.04)
          2002.............................      0.01         0.03

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

adjustments related to book and tax-basis balance sheet reconciliations and changes in estimates of tax contingencies. The Company has restated its financial statements to correct these errors, resulting in additional deferred tax expense as further detailed below.

   The table below reflects the impact of these restatements on net income and diluted earnings per share as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                            Three Months Nine Months
                                               Ended        Ended
                                            September 30 September 30
                                            ------------ ------------
                                                  (in millions,
                                               except share data)
          Net Income (Loss)
          2001.............................    $   (3)      $  (11)
          2002.............................        (3)          (7)
          Diluted Earnings (Loss) per Share
          2001.............................    $(0.01)      $(0.03)
          2002.............................     (0.01)       (0.02)

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

   The table below reflects the impact of these restatements on net income
(loss) and diluted earnings (loss) per share as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                            Three Months Nine Months
                                               Ended        Ended
                                            September 30 September 30
                                            ------------ ------------
                                                  (in millions,
                                               except share data)
          Net Income (Loss)
          2001.............................    $  29        $  (34)
          2002.............................       10             1
          Diluted Earnings (Loss) per Share
          2001.............................    $0.08        $(0.10)
          2002.............................     0.02          0.00

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the Original Filing is as follows (in millions):

                     RESTATED SELECTED BALANCE SHEET DATA

                                             September 30,
                                                 2002
                                             -------------
                                             (in millions)
                      Current Assets
                         As Reported........    $ 9,424
                         Restatement Effect.       (626)
                                                -------
                         As Restated........    $ 8,798
                                                =======
                      Total Assets
                         As Reported........    $25,147
                         Restatement Effect.     (1,427)
                                                -------
                         As Restated........    $23,720
                                                =======
                      Current Liabilities
                         As Reported........    $ 9,323
                         Restatement Effect.       (612)
                                                -------
                         As Restated........    $ 8,711
                                                =======
                      Total Liabilities
                         As Reported........    $20,669
                         Restatement Effect.       (978)
                                                -------
                         As Restated........    $19,691
                                                =======
                      Stockholders' Equity
                         As Reported........    $ 2,590
                         Restatement Effect.        (87)
                                                -------
                         As Restated........    $ 2,503
                                                =======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


                        RESTATED RESULTS OF OPERATIONS

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                 -------------   -------------
                                                 (in millions, except per share
                                                          amounts)
    2002
    Net Loss:
       As Reported..............................    $(1,804)        $(2,165)
       Restatement Effect.......................        153            (294)
                                                    -------         -------
       As Restated..............................    $(1,651)        $(2,459)
                                                    =======         =======
    Net Loss Available to Common Stockholders:
       As Reported..............................    $(1,812)        $(2,189)
       Restatement Effect.......................         78            (518)
                                                    -------         -------
       As Restated..............................    $(1,734)        $(2,707)
                                                    =======         =======
    Loss Per Diluted Share:
       As Reported..............................    $ (4.92)        $ (6.00)
       Restatement Effect.......................       0.21           (1.42)
                                                    -------         -------
       As Restated..............................    $ (4.71)        $ (7.42)
                                                    =======         =======
    2001
    Net Income:
       As Reported..............................    $   274         $   452
       Restatement Effect.......................        (36)            (20)
                                                    -------         -------
       As Restated..............................    $   238         $   432
                                                    =======         =======
    Net Income Available to Common Stockholders:
       As Reported..............................    $   274         $   452
       Restatement Effect.......................        (36)            (20)
                                                    -------         -------
       As Restated..............................    $   238         $   432
                                                    =======         =======
    Earnings Per Diluted Share:
       As Reported..............................    $  0.81         $  1.34
       Restatement Effect.......................      (0.10)          (0.06)
                                                    -------         -------
       As Restated..............................    $  0.71         $  1.28
                                                    =======         =======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


                       RESTATED SELECTED CASH FLOW DATA

                                              Nine Months
                                                 Ended
                                             September 30,
                                             -------------
                                             (in millions)
                      2002
                      Operating Cash Flows:
                         As Reported........    $   261
                         Restatement Effect.          1
                                                -------
                         As Restated........    $   262
                                                =======
                      Investing Cash Flows:
                         As Reported........    $   412
                         Restatement Effect.        (62)
                                                -------
                         As Restated........    $   350
                                                =======
                      Financing Cash Flows:
                         As Reported........    $    48
                         Restatement Effect.         53
                                                -------
                         As Restated........    $   101
                                                =======
                      2001
                      Operating Cash Flows:
                         As Reported........    $   452
                         Restatement Effect.          6
                                                -------
                         As Restated........    $   458
                                                =======
                      Investing Cash Flows:
                         As Reported........    $  (852)
                         Restatement Effect.       (556)
                                                -------
                         As Restated........    $(1,408)
                                                =======
                      Financing Cash Flows:
                         As Reported........    $   548
                         Restatement Effect.        564
                                                -------
                         As Restated........    $ 1,112
                                                =======

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 14, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS THIRD QUARTER 2002 FORM 10-Q). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 15--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

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

   Change in Accounting Principle. EITF Issue 98-10. In October 2002, the Emerging Issues Task Force ("EITF" or "Task Force") reached a consensus to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). As such, all new energy trading contracts entered into after October 25, 2002 that do not qualify as derivatives under Statement No. 133 will not be accounted for using mark to market accounting. All derivative contracts will continue to be accounted for in accordance with Statement No. 133. With the rescission of this standard, Dynegy will no longer record trading inventories at fair market value. The effective date for the full rescission of EITF Issue 98-10 will be January 1, 2003. The effect of the rescission of EITF Issue 98-10 will be reported as the cumulative effect of a change in accounting principle at the time of adoption: however, the impact is not known.

   Accounting Principles Adopted. EITF Issue 02-3. In June 2002, the Task Force reached consensus on two of three issues presented in EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

Risk Management Activities" ("EITF Issue 02-3"). First, the Task Force concluded that all mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement, irrespective of whether the contract is physically or financially settled. Beginning in the third quarter 2002, Dynegy is presenting all mark-to-market gains and losses on a net basis to reflect this change in accounting principle. In accordance with the transition provisions in the consensus, comparative period financial statements have been conformed to reflect this change in accounting principle, Dynegy has historically classified net unrealized gains and losses from energy trading contracts as revenue in its consolidated statement of operations. Transactions that were realized and settled were previously reflected gross in revenues and cost of sales. This change in accounting classification has no impact on operating income, net income, earnings per share or cash flow from operations.

   The following table reconciles the revenues and costs of sales as previously reported to the restated amounts herein (in millions):

                                             Three Months   Nine Months
                                                 Ended         Ended
                                             September 30, September 30,
                                                 2001          2001
                                             ------------- -------------
        Revenues as previously reported.....    $ 8,551      $ 33,467
        Restatements (see Explanatory Note).         27           254
                                                -------      --------
        Adjusted revenues...................      8,578        33,721
        Change in accounting principle......     (6,136)      (26,052)
                                                -------      --------
        Revenues as reported herein.........    $ 2,442      $  7,669
                                                -------      --------
        Cost of sales as previously reported    $ 7,879      $ 32,007
        Restatements (see Explanatory Note).         50           208
                                                -------      --------
        Adjusted cost of sales..............      7,929        32,215
        Change in accounting principle......     (6,136)      (26,052)
                                                -------      --------
        Cost of sales as reported herein....    $ 1,793      $  6,163
                                                -------      --------

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

the Task Force prefers a prospective transition alternative, then Dynegy's current financial position will be unaffected and the impact to future operations is not expected to be material as a result of the Company's decision to exit third party risk management aspects of the marketing and trading business. Please see Note 4 for further discussion.

   FASB Statement No. 142. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142. "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinued goodwill amortization over its estimated useful life and provided that goodwill is subject to at least an annual fair-value based impairment test. The Company adopted Statement No. 142 effective January 1, 2002. The estimation of fair value is highly subjective, inherently imprecise and can change materially from period to period based on, among other things, an assessment of market conditions, projected cash flows and discount rate. Accordingly, if conditions change in the future, the Company may record further impairment losses. On an annual basis, absent any impairment indicators, the Company expects to perform its annual impairment analysis in the fourth quarter after the annual budgetary process. The changes in the carrying amount of goodwill for each of Dynegy's reportable business segments for the nine-month period ended September 30, 2002 are as follows (in millions):

                                          Wholesale  Dynegy   Transmission
                                           Energy   Midstream      &       Dynegy Global
                                           Network  Services  Distribution Communications  Total
                                          --------- --------- ------------ -------------- ------
Balances as of January 1, 2002...........   $ 930      $16       $ 381         $ 234      $1,561
Cumulative effect of change in accounting
  principle..............................      --       --          --          (234)       (234)
Goodwill acquired during the period......      --       --         887            --         887
Purchase price adjustments...............     (33)      --         (28)           --         (61)
Goodwill impaired during the period......    (897)      --          --            --        (897)
Sale of Canadian crude business..........      --       (1)         --            --          (1)
Sale of Northern Natural Gas Company.....      --       --        (859)           --        (859)
                                            -----      ---       -----         -----      ------
Balances as of September 30, 2002........   $  --      $15       $ 381         $  --      $  396
                                            -----      ---       -----         -----      ------

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

                                                    Three Months   Nine Months
                                                       Ended          Ended
                                                   September 30,  September 30,
                                                   -------------- --------------
                                                     2002   2001    2002   2001
                                                   -------  ----- -------  -----
Reported net income (loss)........................ $(1,651) $ 238 $(2,459) $ 432
Add back: Goodwill amortization...................      --     12      --     36
                                                   -------  ----- -------  -----
Adjusted net income (loss)........................ $(1,651) $ 250 $(2,459) $ 468
Less: preferred stock dividends...................      83     --     248     --
                                                   -------  ----- -------  -----
Net income (loss) available to common stockholders $(1,734) $ 250 $(2,707) $ 468
                                                   -------  ----- -------  -----
Basic EPS:
Reported net income (loss)........................ $ (4.71) $0.73 $ (7.42) $1.33
Goodwill amortization.............................      --   0.04      --   0.11
                                                   -------  ----- -------  -----
Adjusted net income (loss)........................ $ (4.71) $0.77 $ (7.42) $1.44
                                                   -------  ----- -------  -----
Diluted EPS:
Reported net income (loss)........................ $ (4.71) $0.71 $ (7.42) $1.28
Goodwill amortization.............................      --   0.04      --   0.11
                                                   -------  ----- -------  -----
Adjusted net income (loss)........................ $ (4.71) $0.75 $ (7.42) $1.39
                                                   -------  ----- -------  -----

   FASB Statement No. 144. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on its financial position, results of operations or cash flows. However, see Note 3 below regarding the Company's treatment of assets held for sale at September 30, 2002, and see Note 4 below regarding the impairment of the telecommunications business in the second quarter 2002.

   Accounting Principles Not Yet Adopted, FASB Statement No. 143. Also during 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. The Company is evaluating the future financial effects of adopting Statement No. 143 and will adopt the standard effective January 1, 2003.

   FASB Statement No. 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("Statement No. 146"). Statement No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

activities, including restructuring activities that are accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires costs to be accrued as incurred rather than when an approved plan is in place. The scope of Statement No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption of the standard is encouraged. The Company is evaluating the impact of this standard on its current restructuring initiative and will apply provisions of the standard accordingly.

Note 2--Liquidity and Industry Conditions

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

Note 3--Acquisitions and Dispositions

   Northern Natural Gas. In November 2001, Dynegy acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural for $1.5 billion. DHI, a wholly owned subsidiary, concurrently acquired an option to purchase all of the equity of Northern Natural's indirect parent company. DHI exercised its option to acquire the indirect parent of Northern Natural in November 2001 upon termination of Dynegy's merger agreement with Enron Corp. ("Enron"), and the closing of the option exercise occurred on January 31, 2002.

   On August 16, 2002, Dynegy sold Northern Natural to MidAmerican Energy Holdings Company ("MidAmerican") for $928 million in cash, subject to adjustment for changes in working capital. Under the terms of this agreement, MidAmerican acquired all of the common and preferred stock of Northern Natural and assumed all of Northern Natural's $950 million of debt. Dynegy incurred a pre-tax loss of approximately $586 million ($566 million after-tax) associated with the sale. Subject to resolution of the working capital adjustments relating to the sale, Dynegy could incur an additional loss ranging from zero to $20 million in the fourth quarter 2002.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   On September 30, 2002, DHI sold $90 million in 6.875 percent senior notes of Northern Natural due May 2005 for approximately $96 million including accrued interest of $2 million. DHI acquired the notes at par value in April 2002 pursuant to a tender offer that it agreed to effect in order to obtain a bondholder consent in connection with the acquisition of Northern Natural. The gain on sale of approximately $4 million is reflected in other income (expense) and is net of accrued interest.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

No gain or loss was recognized on the transaction. On November 14, 2002, the Company sold the subsidiaries that owned the Rough offshore natural gas field in the North Sea and the Easington natural gas processing terminal on the East Yorkshire coast for cash proceeds of approximately $500 million. The Company does not expect to recognize a material gain or loss on this transaction. The results of operations for the United Kingdom storage business are included within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. Revenues from the United Kingdom storage business were $47 million and $128 million, respectively, for the three- and nine-month periods ended September 30, 2002. Income before taxes was $17 million and $37 million, respectively, for the three- and nine-month periods ended September 30, 2002. Additionally, at September 30, 2002, the Rough and Easington assets were classified as held for sale in accordance with Statement No. 144. The major classes of assets and liabilities classified as "Assets Held for Sale" or Liabilities Held for Sale" in the accompanying September 30, 2002 Condensed Consolidated Balance Sheet are as follows (in millions):

                                                   September 30,
                                                       2002
                                                   -------------
               Current Assets:
               Accounts receivable................     $ 13
               Inventory..........................       15
               Other..............................        4
                                                       ----
                      Total Current Assets........       32
                                                       ----
               Other Assets:
               Property, plant and equipment, net.      638
               Other..............................        6
                                                       ----
                      Total Other Assets..........      644
                                                       ----
                      Total Assets................     $676
                                                       ----
               Current Liabilities................     $ 30
               Other Liabilities:
               Deferred taxes.....................      133
               Other..............................       78
                                                       ----
                      Total Other Liabilities.....      211
                                                       ----
                      Total Liabilities...........     $241
                                                       ====

Note 4--Restructuring and Impairment Charges

   In the first quarter 2002, the Company recognized a $234 million pre-tax charge to write-down goodwill in its telecommunications business in connection with the adoption of Statement No. 142 and reflected such charge as a cumulative effect of a change in accounting principle. As there was no tax basis in this goodwill, $234 million represents the pre-tax and after-tax impact on earnings. The Company also recorded pre-tax charges of $65 million ($42 million after-tax) primarily related to its investment in the telecommunications business.

   During the second quarter 2002, the Company recognized a $683 million pre-tax ($444 million after-tax) charge principally related to the impairment, write-off or obsolescence of certain assets and an accrual for severance related to a corporate restructuring. The charge primarily relates to the impairment of the Company's

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

investment in the communications business, the impairment of investments in securities of entities engaged in technology-related ventures and a severance charge related to the corporate restructuring.

   During the third quarter 2002, the Company recognized a $1,693 million pre-tax ($1,600 million after-tax) charge principally related to the impairment of goodwill associated with the Company's Wholesale Energy Network ("WEN") segment, a loss on the sale of Northern Natural, an impairment of investments in generating facilities and the write-off of other obsolete assets.

   The pre-tax charges consisted of the following for the periods ended September 30, 2002 (in millions):

                                                    Three Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                        2002          2002
                                                    ------------- -------------
Impairment of goodwill.............................     $  897       $  897
Loss on sale of Northern Natural...................        586          586
Cumulative effect of change in accounting principle         --          234
Impairment of telecommunications business..........          4          635
Impairment of generation investments...............        144          144
Impairment of technology investments...............         12           80
Severance charge...................................         --           37
Enron settlement...................................         25           25
Write-off other obsolete assets....................         25           37
                                                       -------       ------
   Total...........................................     $1,693       $2,675
                                                       =======       ======

   Impairment of goodwill. The value of goodwill associated with the WEN segment was reviewed for impairment at September 30, 2002. Based on this assessment, an after-tax charge to earnings of $897 million was recorded to impair substantially all of the goodwill associated with the WEN segment. The fair value of WEN consists of value associated with marketing and trading as well as the value associated with power generation. The fair values of the respective components were estimated utilizing the expected discounted future cash flows. The primary factors leading to this impairment are : (1) the reduction in near-term power prices, (2) an increase in the rate of return required for investors to enter the energy merchant sector and (3) the Company's decision to exit third party risk management aspects of the marketing and trading business. The charge was recorded in Goodwill Impairment in the accompanying Condensed Consolidated Statement of Operations.

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

   For federal income tax purposes, the sale resulted in a capital loss, which may be deducted solely against capital gains, if any, realized by the enterprise in its consolidated federal tax returns. There is a five-year carryforward for capital losses under existing federal statutes. For financial reporting purposes, the Company

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

recorded a valuation allowance against substantially all of the potential tax benefit as a result of uncertainty as to the ability to generate capital gains in the future.

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

   Impairment of telecommunications business. During the second quarter 2002, prospects for the telecommunications sector continued to deteriorate as evidenced by an increased number of bankruptcies in the sector, continued devaluation of debt and equity securities, a lack of financing sources and further pricing pressures resulting from challenges faced by major industry participants. As a result of this deterioration, a continuing negative outlook for the industry and Dynegy's desire to improve its own liquidity, management began to take measures to reduce cash losses in the business, including reducing capital spending and lowering operating and administrative expenses. Management is pursuing partnership and sale opportunities for this business segment, although no formal plans are in place.

   Dynegy's impairment analysis at June 30, 2002, calculated in accordance with the guidelines set forth in Statement No. 144, indicated future cash flows from DGC's operations were insufficient to cover the carrying value of that segment's long-lived assets. As a result, a pre-tax non-cash impairment charge totaling $611 million ($397 million after-tax) was recorded in the second quarter 2002 in Impairment and Other Charges. For the nine-month period ended September 30, 2002, a cumulative impairment charge totaling $635 million ($414 million after-tax) was recorded in Impairment and Other Charges, Cost of Sales and Other Income (Expense) in the accompanying Condensed Consolidated Statements of Operations.

   Impairment of generation investments. In conjunction with its review of the carrying value of goodwill, the Company assessed the carrying value of its generation portfolio on an asset-by-asset basis. The generation portfolio includes wholly owned generating facilities, which are reflected in Property, Plant and Equipment, as well as investments in partnerships and limited liability companies that own generating facilities, which are reflected in Unconsolidated Investments. Based on this review, the carrying value associated with the wholly owned generation facilities was considered realizable. However, certain investments were considered impaired, resulting in a pre-tax charge of $144 million ($94 million after-tax), which is reflected in Earnings (Losses) from Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations. This diminution in the fair value of these investments is a result of depressed energy prices and an increase in the rate of return required by investors to enter into the power generating business.

   Impairment of technology investments. At June 30, 2002, the valuations of technology investments were assessed in light of the Company's decision to pursue partnership and sale opportunities for its telecommunications business. These investments were originally entered into in order to leverage existing commercial relationships or as a means of expanding new relationships. Historically, the Company viewed these investments as strategic and core to its telecommunications strategy. Accordingly, Dynegy expected to hold these investments for the long term and viewed trends in the sector as cyclical. These investments include ownership in

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

public and private companies and investment funds focused in the technology sector. The continued downturn in the technology sector during the second quarter 2002 combined with the Company's change in strategy resulted in an impairment charge relative to these investments. In the second quarter 2002, the Company recorded a $23 million pre-tax ($15 million after-tax) charge in Earnings (Losses) From Unconsolidated Investments in the accompanying Condensed Consolidated Statements of Operations. This is in addition to the first quarter pre-tax charge of $45 million ($30 million after-tax) resulting from unfavorable market conditions.

   These investments were reevaluated at September 30, 2002 based on the Company's inability to sell certain investments for their adjusted carrying values and the continued depressed conditions in the technology sector. Based on this assessment, the remaining carrying value of such investments were written off, resulting in a pre-tax charge of $12 million ($8 million after-tax). The cumulative pre-tax charge related to technology investments for the nine months ended September 30, 2002 was $80 million ($53 million after-tax).

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

                                                      Balance At September 30,
 Original Charge Amount        Cash Utilization                 2002
 ----------------------        ----------------       ------------------------
           $37                       $(15)                       $22

   A substantial amount of the balance at September 30, 2002 relates to severance that has not been paid to the Company's former Chief Executive Officer and Chief Financial Officer.

   Enron settlement. In August 2002, Dynegy agreed to pay Enron $25 million to settle the lawsuit Enron had filed alleging wrongful termination of the parties' November 2001 merger agreement, $10 million of which was paid to Enron upon approval of the settlement agreement by the Bankruptcy Court, with the remaining $15 million escrowed until the settlement becomes final. This pre-tax $25 million ($16 million after-tax) charge was recorded in Other Income (Expense) in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002. Please see Note 11 for further discussion.

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

   As a result of the Company's decision to exit third party risk management aspects of the marketing and trading business, its investment in Dynegydirect was written off in the third quarter 2002, resulting in a pre-tax charge of $25 million ($16 million after-tax). The charge was recorded in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations.

   Corporate Restructuring. In October 2002, the Company announced that it is implementing a restructuring plan designed to improve operational efficiencies and performance across its lines of business. The

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   The Company is assessing other potential fourth quarter charges, which may include, but are not limited to, charges associated with the recently announced reduction in workforce and organizational restructuring and charges associated with exiting third party risk management aspects of the marketing and trading business.

Note 5--Commercial Operations, Risk Management Activities and Financial Instruments

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

   The nature of the Company's business necessarily involves certain market and financial risks. The Company routinely enters into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and the Company's strategy for mitigating these risks are more fully described in Note 3 to the 2001 Form 10-K.

   Changes in stockholders' equity related to derivatives for the nine-month period ended September 30, 2002 were as follows, net of tax (in millions):

                Balance at December 31, 2001............. $  8
                Current period changes in fair value, net  (22)
                Reclassifications to earnings, net.......   17
                                                          ----
                Balance at September 30, 2002............ $  3
                                                          ----

   Accumulated other comprehensive income, net of tax, is included in Stockholders' Equity on the Condensed Consolidated Balance Sheets as follows (in millions):

 Statement No. 133, net................................................... $ 3
 Currency translation adjustment..........................................  10
                                                                           ---
 Accumulated other comprehensive income, net of tax, at September 30, 2002 $13
                                                                           ---

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Other comprehensive income (loss) is as follows (in millions):

                                                   Nine Months
                                                      Ended
                                                  September 30,
                                                  -------------
                                                    2002   2001
                                                  -------  ----
                Net income (loss)................ $(2,459) $432
                Other comprehensive income (loss)      40     7
                                                  -------  ----
                Total comprehensive income (loss) $(2,419) $439
                                                  =======  ====

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

   The balance in other comprehensive income at September 30, 2002 associated with these cash flow hedges is expected to be reclassified to future earnings contemporaneously with the related purchases of fuel, sales of electricity or liquids and payments of interest as applicable to each type of hedge. Of this amount, an approximate $17 million loss, net of taxes, is estimated to be reclassed into earnings over the 12-month period ending September 30, 2003. Actual amounts ultimately reclassed to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

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

   The Company has investments in foreign subsidiaries, the net assets of which are exposed to currency exchange-rate volatility. The Company uses derivative financial instruments to hedge this exposure. For derivatives treated as hedges of net investments in foreign operations, the effective portion of changes in the fair

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

value of the derivative is recorded in the cumulative translation adjustment. Any ineffective portion of a hedge is reported in earnings immediately. For the nine months ended September 30, 2002, approximately $61 million of net losses related to these contracts were included in the cumulative translation adjustment. During the nine months ended September 30, 2002, ineffectiveness from changes in fair value of net investment hedge positions was a loss of approximately $7 million. There were no net investment hedges during the nine months ended September 30, 2001.

Note 6--Unconsolidated Investments

   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Condensed Consolidated Statements of Operations as Earnings (Losses) from Unconsolidated Investments. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $684 million and $830 million at September 30, 2002 and December 31, 2001, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company.

   Generation Assets. Generation investments primarily include ownership interests in eight joint ventures that own fossil fuel electric generation facilities as well as a limited number of international ventures. The Company ownership is 50 percent in the majority of these ventures. The Company's aggregate net investment of $568 million at September 30, 2002 represents approximately 2,400 MW of net generating capacity. Dynegy's most significant investment in generating capacity is its interest in West Coast Power, representing approximately 1,400 MW of net generating capacity in California. The net investment in West Coast Power totaled approximately $355 million and $330 million at September 30, 2002 and December 31, 2001, respectively. West Coast Power provided equity earnings of approximately $49 million and $157 million in the nine months ended September 30, 2002 and 2001, respectively. NRG Energy Inc. ("NRG"), the parent company of Dynegy's partner in two joint ventures, including West Coast Power, recently announced that it has presented a restructuring proposal to representatives of its bank lenders and bondholders. NRG also indicated that a Chapter 11 filing may ultimately be the means for it to implement any restructuring proposal with its creditors. Dynegy cannot predict with any degree of certainty the effects of these or similar actions by NRG on the operations or collateral obligations of these two joint ventures.

   Midstream Investments. Midstream investments include a 23 percent ownership interest in a venture that operates a natural gas liquids ("NGL") processing, extraction, fractionation and storage facility in the Gulf Coast region as well as a 39 percent ownership interest in a venture that fractionates NGLs on the Gulf Coast. At September 30, 2002 and December 31, 2001, the Company's aggregate net investment in these midstream businesses totaled approximately $116 million and $146 million, respectively. The $146 million of investments at December 31, 2001 included Dynegy's investment in West Texas LPG Pipeline Limited Partnership ("WTLPS"), which was transferred to ChevronTexas Corporation in August 2002. Please see Note 8 for further discussion of this transaction.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Summarized aggregate financial information for these generation and midstream investments and Dynegy's equity share thereof was ($ in millions):

                                   Nine Months Ended September 30,
                                   -------------------------------
                                       2002            2001
                                   --------------- ---------------
                                           Equity          Equity
                                   Total   Share   Total   Share
                                   ------  ------  ------  ------
                  Revenues........ $2,786  $1,075  $3,444  $1,333
                                   ------  ------  ------  ------
                  Operating margin $  572  $  204  $  764  $  299
                                   ------  ------  ------  ------
                  Net income...... $  281  $  108  $  461  $  193
                                   ------  ------  ------  ------

   In addition to its equity share of net income from these investments, the Company recognized an impairment charge of $144 million, which is also included in Earnings (Losses) from Unconsolidated Investments. See Note 4 for further discussion regarding the impairment of certain of these assets in the third quarter 2002.

   Other Investments. In addition to these equity investments, the Company holds interests in non-public companies for which it does not have significant influence over the operations. These investments are generally accounted for by the cost method. Such investments totaled $32 million and $84 million at September 30, 2002 and December 31, 2001, respectively. During the third quarter of 2001, the Company recognized an $19 million pre-tax loss on a technology investment due to impairments that were determined by management to be other-than-temporary. During the nine-months ended September 30, 2002, the Company wrote down the remaining values of its available-for-sale securities. See Note 4--Restructuring and Impairment Charges.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


Note 7--Debt

   Near-Term Maturities. As of November 14, 2002, our debt maturities and related obligations through December 31, 2003 were approximately as follows:

                                                                     Amount
       Date                            Type                     Outstanding/Owed
       ----                            ----                     ----------------
Fourth Quarter 2002 Canadian Credit Facility                     $  40 million
                    IP Transitional Funding Trust Notes(1)       $21.6 million
                    ABG Gas Supply(2)                            $11.7 million

First Quarter 2003. Renaissance/Rolling Hills Interim Financing  $ 200 million
                    IP Transitional Funding Trust Notes(1)       $21.6 million
                    Black Thunder Financing(3)                   $18.9 million
                    ABG Gas Supply(2)                            $17.8 million

Second Quarter 2003 DHI $900 million Revolving Credit Facility   $ 789 million (4)
                    DHI $400 million Revolving Credit Facility   $ 382 million (5)
                    IP Bank Credit Facility                      $ 300 million
                    IP Transitional Funding Trust Notes(1)       $21.6 million
                    Black Thunder Financing(3)                   $21.6 million
                    ABG Gas Supply(2)                            $18.1 million

Third Quarter 2003. IP Maturing Mortgage Bonds                   $ 190 million
                    IP Transitional Funding Trust Notes(1)       $21.6 million
                    Black Thunder Financing(3)                   $21.6 million
                    ABG Gas Supply(2)                            $18.4 million

Fourth Quarter 2003 IP Transitional Funding Trust Notes(1)       $21.6 million
                    Black Thunder Financing(3)                   $21.6 million
                    ABG Gas Supply(2)                            $18.7 million

--------
(1) Reflects required quarterly payments which are made with cash set aside from IP customer billings.
(2) Reflects required payments associated with Project Alpha as further described in the Explanatory Note.
(3) Reflects required quarterly payments under Dynegy's Black Thunder financing.
(4) Reflects amounts outstanding under the DHI $900 million revolving credit facility, including $661 million in outstanding letters of credit.
(5) Reflects amounts outstanding under the DHI $400 million revolving credit facility, including $382 million in outstanding letters of credit.

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

   During the nine-month period ended September 30, 2002, the Company repaid commercial paper borrowings and revolving credit facilities for Dynegy, DHI and IP of approximately $500 million in the aggregate and borrowed an aggregate of approximately $137 million under the Dynegy and DHI revolving credit

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

facilities and $60 million under IP's revolving credit facility. Additionally, during the nine months ended September 30, 2002, Dynegy and DHI issued an aggregate of $651 million of letters of credit under their revolving credit facilities. During the period from September 30, 2002 through the date of this report, Dynegy repaid $84 million under the Dynegy revolving credit facility that expired on November 2, 2002 and repaid $75 million under the DHI revolving credit facility in order to allow for capacity to issue additional letters of credit. Additionally, as described below, Dynegy used $250 million in proceeds from sales of its United Kingdom natural gas storage facilities to repay an interim financing that represented an advance on a portion of the proceeds from such sales.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   ABG Gas Supply Credit Agreement. On April 10, 2001, ABG entered into a credit agreement with a consortium of lenders in order to provide financing associated with Project Alpha (the "ABG Credit Agreement"). Advances under the agreement allowed ABG to purchase NYMEX natural gas contracts with the underlying physical gas supply to be sold to Dynegy Marketing and Trade under an existing natural gas purchases and sales agreement. The ABG Credit Agreement requires ABG to repay the advances in monthly installments commencing February 2002 through December 2004 from funds received from Dynegy Marketing and Trade under the natural gas purchases and sales agreement. The advances bear interest at a Eurodollar rate plus a margin as defined in the agreement. Advances of $272 million and $282 million were outstanding under this agreement at September 30, 2002 and December 31, 2001, respectively.

   DHI Senior Notes. On February 21, 2002, DHI issued $500 million of 8.75% senior notes due 2012. Interest on the notes is due on February 15 and August 15 of each year, beginning August 15, 2002. The notes are unsecured and are not subject to a sinking fund.

   Generation Facility Capital Lease. In response to the initiatives underway at the FASB, on June 28, 2002, we unilaterally undertook certain actions, the effect of which altered the accounting for one of our existing lease obligations. These actions included the delivery of a guarantee of the lessor debt in the lease of a power generation facility. As a result of these actions, the lease is now accounted for as a capital lease and approximately $165 million of generation assets and the associated debt were brought on-balance sheet. The assets under capital lease are included in property, plant and equipment and are amortized over the useful life of the asset, which approximates 35 years. We have the option to purchase the related assets at lease maturity in 2005. This obligation bears interest at a rate of LIBOR plus 1.5% to 2.75%, depending on the tranche.

   This non-cash action resulted in an increase to property, plant and equipment and a corresponding increase in long-term debt on the Company's condensed consolidated balance sheets. This obligation was previously

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

disclosed as a lease obligation in the footnotes to the Company's financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the 2001 Form 10-K.

   The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2002 ($ in millions):

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

   Also in June 2002, West Coast Power, LLC ("West Coast Power"), a joint venture owned equally by Dynegy and NRG Energy with generation assets in California, repaid a non-recourse project financing with cash on hand within the joint venture entity. This payment eliminated a $31 million obligation which could have been triggered by declines in Dynegy's credit ratings. Concurrent with the retirement of the project financing, West Coast Power entered into an amended $120 million bank facility consisting of a $100 million letter of credit facility that will be used to collateralize West Coast Power's obligations, a $10 million term loan and a $10 million working capital facility. The facility has resulted in the release of approximately $100 million in letters of credit previously posted by Dynegy on behalf of West Coast Power. Please see "Note 6--Unconsolidated Investments" for a discussion of recent developments involving NRG Energy.

   Dynegy incurred upfront fees aggregating approximately $19 million in connection with the interim financings, Black Thunder amendment and West Coast Power transactions described above. Such amounts are capitalized and amortized over the terms of the respective financing transactions.

Note 8--Related Party Transactions

   ChevronTexaco Commercial Arrangements. In March 2002, Dynegy and ChevronTexaco agreed to expand their commercial relationships to include substantially all of the natural gas and domestic mixed NGLs and NGL products produced or controlled by the former Texaco.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   In August 2002, Dynegy and ChevronTexaco executed an agreement pursuant to which the parties amended the existing gas purchase agreement, security agreement, netting agreement and certain related agreements. Under this new agreement, Dynegy agreed to accelerate payment to the month of delivery for a portion of the natural gas it purchases from ChevronTexaco, with the amount of the accelerated payment generally being equal to 75 percent of the value of the prior month's gas deliveries, after reduction pursuant to a netting agreement between Dynegy and ChevronTexaco. This payment arrangement was effective upon the closing of the sale of Northern Natural described in Note 3--Acquisitions and Dispositions above. The accelerated payment totaled $152 million at September 30, 2002.

   In connection with Dynegy's announced exit from third party risk management aspects of the marketing and trading business. Dynegy and ChevronTexaco have been negotiating to terminate the natural gas purchase agreement between the parties and to provide for an orderly transition of responsibility for marketing ChevronTexaco's domestic natural gas production. These discussions will not affect Dynegy's current contractual agreements with ChevronTexaco relative to ChevronTexaco's U.S. natural gas processing and the marketing of ChevronTexaco's domestic NGLs.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   Two other executive officers with loans outstanding under each program repaid an aggregate of $1 million to retire their December 2001 Equity Purchase loans during the third quarter. These executive officers used proceeds from a special bonus payment paid by the Company as part of their re-negotiated employment contracts to make these loan payments. These executive officers' outstanding loans under the Short-Term Executive Stock Purchase Loan Program, which aggregate approximately $861,000 as of September 30, 2002, remain outstanding and mature on December 19, 2004.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


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

Note 10--Capital Stock

   Chevron U.S.A. Inc., a ChevronTexaco subsidiary, purchased approximately
10.4 million shares of Class B common stock in January 2002, pursuant to its pre-emptive right under its shareholder agreement with Dynegy. Proceeds from this sale were approximately $205 million and were held in cash to enhance short-term liquidity.

   Dynegy's Board of Directors elected not to pay a dividend on Dynegy's Class A or Class B common stock for the third quarter 2002.

Note 11--Commitments And Contingencies

   PLEASE NOTE THAT INFORMATION CONTAINED IN THIS NOTE 11, WHICH WAS PRESENTED IN THE COMPANY'S THIRD QUARTER 2002 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON NOVEMBER 14, 2002 IN ORDER TO REFLECT MATERIAL CHANGES IN OR UPDATES TO THE COMPANY'S MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF ITS 2001 FORM 10-K AND ITS FIRST AND SECOND QUARTER 2002 FORMS 10-Q, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 14, 2002. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN OR UPDATES TO THE COMPANY'S MATERIAL LEGAL PROCEEDINGS, PLEASE READ ITS EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE
NOTE 15--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

   Please see Note 11, "Commitments and Contingencies," in the 2001 Form 10-K and Notes 9 and 12, "Commitments and Contingencies," in the Company's Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002 (the "Forms 10-Q") for a description of the Company's material legal proceedings. Set forth below is a description of any material developments that occurred with respect to such proceedings since the Company's original filing of the Form 10-Q for the second quarter 2002 and a description of any new matters that have arisen during the quarter.

   In addition to the matters described below, the Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these ordinary course matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   The Company recognizes reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies." For environmental matters, we record liabilities when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Please read Note 2--Accounting Policies in the 2001 Form 10-K.

   With respect to several of the items listed below, Dynegy has determined that a loss is not probable or that any such loss, to the extent probable, is not reasonably estimable. Notwithstanding the foregoing, Dynegy's

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   The Company believes that it has meritorious defenses to the EPA allegations and will vigorously defend against these claims. The Company has undertaken activities to significantly reduce emissions at the Baldwin Station since the complaint was filed in 1999. In 2000, the Baldwin Station was converted from high to low sulfur coal resulting in sulfur dioxide emission reductions of over 90% from 1999 levels. Furthermore, selective catalytic reduction equipment has been installed at two of the three units at Baldwin Station, resulting in significant emission reductions of nitrogen oxides. However, the EPA may seek to require the installation of the "best available control technology," or the equivalent, at the Baldwin Station. Independent experts hired by Dynegy originally estimated that capital expenditures of up to $380 million if the installation of best available control technology is required. Current estimates suggest that such capital expenditures could be as much as $410 million. The EPA also has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The Company has filed a motion for summary judgment based on the five-year statute of limitations, which could affect the EPA's ability to collect penalties. The Company has recorded a reserve for penalties that could be imposed if the EPA were to successfully prosecute its claims.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   In addition to the six consolidated lawsuits discussed above, eight new putative class actions were filed on behalf of business and residential electricity consumers, including consumers residing in the state of Washington. The lawsuits were filed in various state courts in Northern California, and in respect to the lawsuit on behalf of consumers in the state of Washington, in the United States District Court for the Northern District of California. Named as defendants are various power generators and marketers, including Dynegy and some of its affiliates. The complaints allege unfair, unlawful and deceptive practices in violation of the California Unfair Business Practices Act and seek to enjoin illegal conduct, restitution and unspecified damages. While some of the allegations in these lawsuits are similar to the allegations in the other six lawsuits, these lawsuits include additional allegations based on events occurring subsequent to the filing of the other six lawsuits. These additional allegations include allegations similar to those made by the California Attorney General in the March 11, 2002 lawsuit described above as well as allegations that contracts between these power generators and the California Department of Water Resources (the "DWR") constitute unfair business practices resulting from market manipulation. The lawsuits filed in state court were removed to federal courts in the Northern and Eastern Districts of California. Certain defendants have filed a petition with the Judicial Panel For Multidistrict Litigation seeking to consolidate the new cases with the six cases consolidated in the United States District Court for the Southern District of California. By order dated October 11, 2002, the Judicial Panel for Multidistrict Litigation ordered the new cases consolidated with the original six cases in the United States District Court for the Southern District of California.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Dynegy believes that it has meritorious defenses to these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on Dynegy's financial condition and results of operations.

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

   Dynegy previously described a suit filed against Dynegy and DHI by Ann C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned Enron common stock as of November 28, 2001. A similar suit was filed by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas. Plaintiffs in each case alleged that they are intended third-party beneficiaries of the Merger Agreement dated November 9, 2001 among Enron, Dynegy and related entities. Plaintiffs claimed that Dynegy materially breached the Merger Agreement by, among other things, wrongfully terminating that agreement. Plaintiffs also claimed that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs sought unspecified damages and other relief. Enron moved for an order of the Bankruptcy Court in the Southern District of New York directing that the Pearl and Shapiro plaintiffs be enjoined from prosecuting their actions and that their actions be immediately dismissed. The Bankruptcy Court held that the claims asserted by the Pearl and Shapiro plaintiffs were the exclusive property of the Enron bankruptcy estate and that the plaintiffs lacked standing to sue as third-party beneficiaries of the Merger Agreement. Accordingly, by an order entered on April 19, 2002, the Bankruptcy Court granted Enron's motion, enjoined the prosecution of both actions and directed that they be dismissed. The Pearl and Shapiro plaintiffs thereafter complied with that order, but filed an appeal to the United States District Court for the Southern District of New York. On October 22, 2002, the District Court reversed the Bankruptcy Court's determination, holding that the Pearl and Shapiro plaintiffs do have standing to sue as third-party beneficiaries, and that their claims are not the exclusive property of the estate. That ruling is subject to further review by the United States Court of Appeals for the Second Circuit, should Enron elect to file

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

an appeal. Shortly after this ruling, certain Enron shareholders filed an action against Dynegy for wrongful termination of the Merger Agreement in the United States District Court for the Southern District of New York.

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

   As a result of Enron's bankruptcy filing, Dynegy recognized in its fourth quarter 2001 financial statements a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of September 30, 2002, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $84 million and was calculated by setting off approximately $230 million owed from various Dynegy entities to various Enron entities against approximately $314 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron and the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties' assessment of market prices for such period, remain subject to dispute by Enron with respect to which there have been negotiations between the parties. These negotiations have focused on the scope of the transactions covered by the master netting agreement and the parties' valuations of those transactions. If any disputes cannot be resolved by the parties, the agreements call for arbitration. Dynegy has instituted arbitration proceedings against those Enron parties not in bankruptcy and has filed a motion with the Bankruptcy Court requesting that it be allowed to proceed to arbitration against those Enron parties that are in bankruptcy. If the setoff rights were modified or disallowed, either by agreement or otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.

   Shareholder Litigation. Since April 2002, a number of class action lawsuits have been filed on behalf of purchasers of publicly traded securities of Dynegy generally during the period between April 2001 and April 2002. These lawsuits principally assert that Dynegy and certain of its executive officers violated the federal securities laws in connection with its accounting treatment and disclosure of Project Alpha. These lawsuits have been consolidated in the United States District Court for the Southern District of Texas. On October 28, 2002, the court in which the cases have been consolidated appointed the Regents of the University of California as lead plaintiff and the law firm of Milberg Weiss as class counsel. Plaintiffs were given 60 days to file a consolidated amended complaint, which may differ materially from the complaints presently on file. Dynegy intends to vigorously defend against these lawsuits. It is not possible to predict with certainty whether Dynegy will incur any liability or to estimate the damages, if any, that might be incurred in connection with these lawsuits. An adverse result could have a material adverse effect on the Company's financial condition and results of operations.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


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

   On August 15, 2002, a purported class action complaint was filed against Dynegy in the United States District Court for the Southern District of Texas (Houston Division) alleging violations of the Employee Retirement Income Securities Act. The lawsuit concerns the Dynegy Inc. 401(k) Savings Plan and claims that the Company's Board of Directors and certain former and current officers involved in the administration of the 401(k) Plan breached their fiduciary duties to the Plan's participants and beneficiaries in connection with the Plan's holdings of Dynegy common stock. The lawsuit seeks unspecified damages for the losses to the Plan resulting from the alleged breaches of fiduciary duties, as well as attorney's fees and certain other costs. Dynegy is analyzing these claims and intends to defend against them vigorously. As with the shareholder class action lawsuits described above, it is not possible to predict with certainty whether Dynegy will incur any liability or to estimate the damages, if any, that might be incurred in connection with this lawsuit. However, an adverse outcome could have a material adverse effect on the Company's financial condition and results of operations.

   Farnsworth Litigation. On August 2, 2002, Bradley Farnsworth filed a lawsuit against Dynegy in Texas state district court claiming breach of contract and that he was demoted and ultimately fired from the position of Controller for refusing to participate in illegal activities. Specifically, Mr. Farnsworth alleges, in the words of his complaint, that certain former executive officers requested that he "shave or reduce for accounting purposes" the forward price curves associated with the natural gas business in the United Kingdom for the period of October 1, 2000 through March 31, 2001, in order to indicate a reduction in the Company's mark-to-market losses. Mr. Farnsworth, who seeks unspecified actual and exemplary damages and other compensation, also alleges that he is entitled to a termination payment under his employment agreement equal to 2.99 times the greater of his average base salary and incentive compensation for the highest three calendar years preceding termination or his base salary and target bonus amount for the year of termination (estimated at a range of approximately $700,000 to $1,200,000). The parties have commenced discovery in this lawsuit. Dynegy believes that it has meritorious defenses against these claims and intends to vigorously defend against them. Dynegy does not believe that any liability it might incur as a result of this litigation would have a material adverse effect on its financial condition or results of operations.

   SEC Settlement. On September 24, 2002, Dynegy announced a settlement with the SEC of allegations made against the Company in connection with the previously disclosed investigation relating to Project Alpha and round-trip electricity trades with CMS Energy. In the settlement, the SEC found that Dynegy engaged in securities fraud in connection with its disclosures and accounting for Project Alpha, and negligently included materially misleading information about the round-trip energy trades with CMS Energy in two press releases it issued in early 2002. In settlement of the SEC's enforcement action, Dynegy, without admitting or denying the SEC's findings, agreed to the entry of a cease-and-desist order and to pay a $3 million penalty in a related civil suit filed in the United States District Court in Houston, Texas. Dynegy is continuing to cooperate with the SEC's ongoing investigation of others related to Project Alpha.

   CFTC Investigation. The U.S. Commodity Futures Trading Commission ("CFTC") commenced an investigation in June 2002 relating to the Company's trading activities. The investigation covers Dynegydirect

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

and round-trip trading and was recently expanded to cover Dynegy's practices with respect to furnishing information regarding natural gas trades to various energy industry publications that compile and report index prices. The Company previously announced that, during an internal review of its trading activities that is being conducted in connection with the CFTC investigation, it discovered that certain employees in its trading business had furnished inaccurate information to various industry publications. The Company is one of many energy industry participants who routinely provide trade data to the publications; consequently, it cannot determine whether the inaccurate data had any impact on the published indices. In response to these findings, Dynegy now requires that all price information provided to industry publications be verified by the office of its Chief Risk Officer. In addition, in October 2002, Dynegy dismissed six employees and disciplined seven others in its natural gas trading business as a result of an investigation conducted by its Audit and Compliance Committee and in collaboration with independent counsel. The Company has produced documents in connection with the CFTC's investigation. The Company has assured the Staff of the CFTC that it intends to cooperate with this investigation. The Company cannot predict the ultimate outcome of this matter.

   U.S. Attorney Investigations. The U.S. Attorney's office in Houston has commenced an investigation of the Company relating to Project Alpha, roundtrip trades with CMS Energy and Dynegy's gas trade reporting practices. The Company produced documents and witnesses for interviews in connection with this investigation. The Company is cooperating fully with the U.S. Attorney's office in its investigation of these matters and cannot predict the ultimate outcome of this investigation.

   Additionally, the U.S. Attorney's office in the Northern District of California has issued a subpoena to the Company requesting information related to the California energy markets. The Company intends to cooperate fully with the U.S. Attorney's office in its investigation of these matters. The Company cannot predict the ultimate outcome of this investigation.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   On May 21, 2002, the FERC issued requests for information to all sellers of wholesale electricity or ancillary services in the Western Electricity Coordinating Council (the "WSCC") and, on May 22, 2002, the FERC issued requests for information to all sellers of natural gas in the WSCC or Texas, seeking information with respect to whether those sellers engaged in "wash," "round-trip" or "sale/buyback" transactions during 2000-2001. Requests for similar information with respect to electric power trading activities in the Electric Reliability Council of Texas were received from the Texas Public Utility Commission in June 2002.

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

   Trade Press. In September 2002, the FERC staff issued requests for information on issues related to reporting of information on natural gas trades and electricity to energy industry publications that compile and report index prices. Dynegy has responded to many of these requests and is cooperating with the FERC staff in connection with this matter.

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

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

possible. An administrative law judge has been directed to issue an order by February 14, 2003 as to whether West Coast Power's or other contacts with the DWR must be reformed. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict the outcome of this matter.

   In a related complaint, The Kroger Co. filed a complaint with the FERC in August 2002 asking that the four wholesale contracts between Dynegy Power Marketing, Inc. and AES New Energy, Inc., which provides retail service to The Kroger Co., be declared void for their remaining terms, and that the FERC set just and reasonable rates for prior periods. Alternatively, The Kroger Co. asks that the FERC allow for an annual review procedure to reset the contract prices. The complaint alleges that but for the dysfunctional California electricity markets, it would not have entered into the contracts for delivery of energy through December 2006. Dynegy believes it has meritorious defenses against these claims and intends to vigorously defend against them.

   West Coast Power. Through its interest in West Coast Power, Dynegy has credit exposure for past transactions to certain state agencies ("ISO" and "PX"), which primarily relied on cash payments from California utilities to pay their bills. West Coast Power sells directly to the DWR pursuant to a long-term sales agreement. Please see "Western Long-Term Contracts Complaints" above for discussion of the actions taken by various parties with respect to this agreement.

   At September 30, 2002, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $205 million. Management is continually assessing our exposure, as well as its exposure through West Coast Power, relative to Dynegy's California receivables and establishes reserves for contingent liabilities where the amount of potential loss is determined to be probable and estimable. During the three-month periods ended September 30, 2002 and 2001, Dynegy's pre-tax share of reserves taken by West Coast Power totaled $(1.3) million and $8.5 million, respectively. During the nine-month periods ended September 30, 2002 and 2001, Dynegy's pre-tax share of reserves taken by West Coast Power totaled $(1.3) million and $108.2 million, respectively. Dynegy's share of the total reserve at September 30, 2002 and December 31, 2001 was $150.5 million and $151.8 million, respectively.

   Telstra Litigation. On January 25, 2002, Telstra Corporation, Ltd. and Telstra Wholesale Inc. (collectively, "Telstra") filed suit in Delaware Chancery Court against DynegyConnect, L.P. ("DynegyConnect"), a limited partnership in which Dynegy acquired a combined 80% interest, as well as some of its other affiliates. DynegyConnect is a vehicle established by Dynegy to participate in the U.S. telecommunications business. Telstra Wholesale originally acquired the remaining 20% interest in DynegyConnect pursuant to a limited partnership agreement that was executed in October 2000 and details the partners' rights and obligations. Under the agreement, Telstra Wholesale was granted a put option permitting it to require Dynegy or its designee, at any time on or before September 20, 2002, to purchase its 20% partnership interest for a purchase price equal to the value of Telstra Wholesale's capital account in DynegyConnect, subject to certain adjustments. The plaintiffs brought this action in connection with Telstra Wholesale's attempted exercise of this put option. The plaintiffs allege breach of contract and bad faith, among other things, in connection with the valuation of Telstra Wholesale's capital account and, as a result, the put option purchase price, as well as the administration of the partnership. The plaintiffs seek approximately $50 million plus interest in damages together with fees and other litigation expenses. Minority Interest on Dynegy's condensed consolidated balance sheets includes amounts relating to Telstra Wholesale's investment in DynegyConnect. A March 2003 trial date has been set for this lawsuit.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


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

Note 13--Pension Plan Assets

   As a result of general declines in financial markets, the actual return on pension plan assets was a negative 14 percent for the nine months ended September 30, 2002. These negative returns have reduced plan assets during 2002 to levels that will likely fall below projected plan obligations at year end. If any of Dynegy's pension plans are underfunded at year end, the Company has two alternatives. The first alternative is to contribute cash to the plan in an amount equal to the underfunded amount. The second alternative is to establish a liability equal to the underfunded amount with the offset being an after-tax reduction in shareholders' equity. Determination of any underfunded amount will be made at year end 2002 and will be dependent on the actual return on pension plan assets for 2002, the discount rate assumptions, which depend on year-end interest rates and actual participant numbers.

Note 14--Segment Information

   Dynegy's operations are divided into four reportable segments: WEN, Dynegy Midstream Services ("DMS"), Transmission and Distribution ("T&D") and Dynegy Global Communications ("DGC"). WEN is engaged in a broad array of businesses, including physical supply of, and risk-management activities around, wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream gas processing, NGL marketing businesses and worldwide NGLs marketing and transportation operations. Dynegy's T&D segment includes the operations of IP and Northern Natural. IP is an energy-delivery company engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. As described in Note 3, the Company sold Northern Natural in August 2002. Northern Natural's results are included within the Company's consolidated results in the Discontinued Operation section of the Statements of Operations. DGC is engaged in the telecommunications business through its global long-haul fiber optic network and metropolitan network located in the United States and Europe. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three- and nine-month periods ended September 30, 2002 and 2001 is presented below. See Note 3 for an explanation of anticipated changes impacting segment disclosures in the third quarter 2002 and beyond. See the Explanatory Note for a discussion of the restatements made to the financial information included herein.

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

        Dynegy's Segment Data For The Quarter Ended September 30, 2002
                                ($ in millions)

                                                 WEN      DMS     T&D    DGC  Eliminations  Total
                                               -------  ------  ------  ----  ------------ -------
Unaffiliated revenues:
   Domestic................................... $   299  $  574  $  396  $  6     $  --     $ 1,275
   Canadian...................................      --     130      --    --        --         130
   European and other.........................      --     175      --     2        --         177
                                               -------  ------  ------  ----     -----     -------
                                                   299     879     396     8        --       1,582
Intersegment revenues:
   Domestic...................................     186      33      11    --      (230)         --
                                               -------  ------  ------  ----     -----     -------
       Total revenues.........................     485     912     407     8      (230)      1,582
                                               -------  ------  ------  ----     -----     -------
Depreciation and amortization.................     (56)    (22)    (39)   --        --        (117)
Goodwill impairment...........................    (897)     --      --    --        --        (897)
Impairment and other charges..................     (25)     --      --    (4)       --         (29)
Operating income (loss).......................  (1,019)     29      72   (35)       --        (953)
Interest expense..............................     (59)    (13)    (25)   (6)       --        (103)
Other income (expense)........................     (26)    (10)     (3)   (1)       --         (40)
Earnings (losses) from unconsolidated
  investments.................................    (122)      4      (1)   (1)       --        (120)
Income tax provision (benefit)................    (113)      7      11   (25)       --        (120)
Income (loss) from continuing operations......  (1,113)      3      32   (18)       --      (1,096)
Discontinued operations (Note 3):
   Income (loss) from discontinued operations
     (including loss on disposal of Northern
     Natural of $586 million).................      17      --    (586)   --        --        (569)
   Income tax provision (benefit).............       6      --     (20)   --        --         (14)
                                               -------  ------  ------  ----     -----     -------
Income (loss) on discontinued operations......      11      --    (566)   --        --        (555)
Net income (loss)............................. $(1,102) $    3  $ (534) $(18)    $  --     $(1,651)
Identifiable assets:
   Domestic................................... $14,911  $1,955  $3,593  $ 68     $  --     $20,527
   Canadian...................................     468      25      --    --        --         493
   European and other.........................   2,668      --      --    32        --       2,700
Unconsolidated investments....................     600     116      --    --        --         716
Capital expenditures and unconsolidated
  investments.................................     (71)    (31)    (52)   (7)       --        (161)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


        Dynegy's Segment Data For The Quarter Ended September 30, 2001
                                ($ in millions)

                                           WEN      DMS     T&D    DGC   Eliminations  Total
                                         -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic............................. $   634  $  792  $  395  $   3     $  --     $ 1,824
   Canadian.............................      --     448      --     --        --         448
   European and other...................      --     165      --      5        --         170
                                         -------  ------  ------  -----     -----     -------
                                             634   1,405     395      8        --       2,442
Intersegment revenues:
   Domestic.............................     149      45       6     --      (200)         --
                                         -------  ------  ------  -----     -----     -------
       Total revenues...................     783   1,450     401      8      (200)      2,442
                                         -------  ------  ------  -----     -----     -------
Depreciation and amortization...........     (47)    (21)    (42)    (5)       --        (115)
Operating income (loss).................     316      27      68    (31)       --         380
Interest expense........................     (23)    (12)    (27)    (3)       --         (65)
Other income (expense)..................     (21)     --      (1)     7        --         (15)
Earnings from unconsolidated investments      77       3      --      5        --          85
Income tax provision (benefit)..........     131       8      16     (8)       --         147
Net income (loss)....................... $   218  $   10  $   24  $ (14)    $  --     $   238
Identifiable assets:
   Domestic............................. $16,464  $1,880  $3,550  $ 825     $  --     $22,719
   Canadian.............................     441     342      --     --        --         783
   European and other...................   1,447      --      --    188        --       1,635
Unconsolidated investments..............     803     160      --     25        --         988
Capital expenditures and unconsolidated
  investments...........................    (125)    (25)    (30)  (308)       --        (488)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


      Dynegy's Segment Data For The Nine Months Ended September 30, 2002
                                ($ in millions)

                                                 WEN      DMS     T&D    DGC   Eliminations  Total
                                               -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic................................... $   416  $1,804  $1,119  $  12     $  --     $ 3,351
   Canadian...................................     141     722      --     --        --         863
   European and other.........................      16     568      --      6        --         590
                                               -------  ------  ------  -----     -----     -------
                                                   573   3,094   1,119     18        --       4,804
Intersegment revenues:
   Domestic...................................     500     107      26     --      (633)         --
                                               -------  ------  ------  -----     -----     -------
       Total revenues.........................   1,073   3,201   1,145     18      (633)      4,804
                                               -------  ------  ------  -----     -----     -------
Depreciation and amortization.................    (141)    (63)   (110)   (33)       --        (347)
Goodwill impairment...........................    (897)     --      --     --        --        (897)
Impairment and other charges..................     (56)     (5)     (7)  (627)       --        (695)
Operating income (loss).......................  (1,238)     79     169   (753)       --      (1,743)
Interest expense..............................    (125)    (36)    (77)   (17)       --        (255)
Other income (expense)........................     (44)    (22)     (3)     4        --         (65)
Earnings (losses) from unconsolidated
  investments.................................     (77)     12      (2)   (49)       --        (116)
Income tax provision (benefit)................    (226)     14      31   (290)       --        (471)
Income (loss) from continuing operations......  (1,258)     19      56   (525)       --      (1,708)
Discontinued operations (Note 3):
   Income (loss) from discontinued operations
     (including loss on disposal of Northern
     Natural of $586 million).................      37      --    (548)    --        --        (511)
   Income tax provision (benefit).............      11      --      (5)    --        --           6
                                               -------  ------  ------  -----     -----     -------
Income (loss) on discontinued operations......      26      --    (543)    --        --        (517)
Cumulative effect of change in accounting
  principle...................................      --      --      --   (234)       --        (234)
Net income (loss)............................. $(1,232) $   19  $ (487) $(759)    $  --     $(2,459)
Identifiable assets:
   Domestic................................... $14,911  $1,955  $3,593  $  68     $  --     $20,527
   Canadian...................................     468      25      --     --        --         493
   European and other.........................   2,668      --      --     32        --       2,700
Unconsolidated investments....................     600     116      --     --        --         716
Capital expenditures and unconsolidated
  investments.................................    (501)    (84)   (124)  (101)       --        (810)

                                  DYNEGY INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


      Dynegy's Segment Data For The Nine Months Ended September 30, 2001
                                ($ in millions)

                                            WEN      DMS     T&D    DGC   Eliminations  Total
                                          -------  ------  ------  -----  ------------ -------
Unaffiliated revenues:
   Domestic.............................. $ 1,532  $3,204  $1,255  $   8     $  --     $ 5,999
   Canadian..............................      --   1,128      --     --        --       1,128
   European and other....................      20     514      --      8        --         542
                                          -------  ------  ------  -----     -----     -------
                                            1,552   4,846   1,255     16        --       7,669
Intersegment revenues:
   Domestic..............................     449     221      20     --      (690)         --
                                          -------  ------  ------  -----     -----     -------
       Total revenues....................   2,001   5,067   1,275     16      (690)      7,669
                                          -------  ------  ------  -----     -----     -------
Depreciation and amortization............    (136)    (61)   (125)   (15)       --        (337)
Operating income (loss)..................     614     115     184   (100)       --         813
Interest expense.........................     (66)    (40)    (87)    (6)       --        (199)
Other income (expense)...................    (100)    (11)     (2)    17        --         (96)
Earnings from unconsolidated investments.     167       9      --     19        --         195
Income tax provision (benefit)...........     241      26      43    (27)       --         283
Income (loss) from operations............     374      47      52    (43)       --         430
Cumulative effect of change in accounting
  principle..............................       2      --      --     --        --           2
Net income (loss)........................ $   376  $   47  $   52  $ (43)    $  --     $   432
Identifiable assets:
   Domestic.............................. $16,464  $1,880  $3,550  $ 825     $  --     $22,719
   Canadian..............................     441     342      --     --        --         783
   European and other....................   1,447      --      --    188        --       1,635
Unconsolidated investments...............     803     160      --     25        --         988
Capital expenditures and unconsolidated
  investments............................  (1,378)    (83)    (95)  (645)       --      (2,201)

Note 15--Subsequent Events

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

   THE COMPANY HAS EXPERIENCED A NUMBER OF MATERIAL DEVELOPMENTS SINCE THE ORIGINAL FILING OF ITS THIRD QUARTER 2002 FORM 10-Q ON NOVEMBER 14, 2002. FOR FURTHER DISCUSSION OF THE EVENTS THAT HAVE AFFECTED THE COMPANY SINCE NOVEMBER 14, 2002, PLEASE READ ITS EXCHANGE ACT REPORTS FILED SINCE SUCH DATE, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, WHICH DISCUSSION IS INCORPORATED HEREIN BY THIS REFERENCE.

                                  DYNEGY INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For the Interim Periods Ended September 30, 2002 and 2001

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Inc. ("Dynegy" or the "Company") and the notes thereto included elsewhere herein and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC. As discussed in the Introductory Note in this Form 10-Q/A, the financial information contained in this report has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited Condensed Consolidated Financial Statements. Dynegy has also amended its 2001 Form 10-K, most recently with Amendment No. 2 thereto filed with the SEC on April 11, 2003. The restatements to the Company's 2001 financial statements and related information are further described therein, and this Form 10-Q/A should be read together with such Amendment No. 2.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-Q/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 14, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS THIRD QUARTER 2002 FORM 10-Q). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 15--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

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

   Dynegy has been and remains committed to addressing these issues. Since the filing of its second quarter 2002 Form 10-Q, Dynegy continued to execute on the elements of its capital and liquidity plan. In particular, the sale of Northern Natural Gas Company ("Northern Natural") to MidAmerican Energy Holdings Company

("MidAmerican") in August enabled the Company to meet the sharp increase in collateral obligations and to improve its liquidity position. This liquidity position also was improved by the sale of the Company's United Kingdom natural gas storage assets. The Company's decision to exit third party risk management aspects of the marketing and trading business is intended to add to the capital plan by freeing up material amounts of letters of credit and cash collateral otherwise committed to customers in this business.
   On October 23, 2002, Dynegy announced the selection of Bruce Williamson as the Company's new President and Chief Executive Officer. Under Mr. Williamson's leadership, the Company intends to continue to execute the remaining elements of the capital plan now enhanced by the exit from third party risk management aspects of the marketing and trading business and additional general and administrative expense reductions. On November 14, 2002, Dynegy completed the sale of the Rough storage facility and certain related assets in the United Kingdom as described below.

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

   During the third quarter 2002, Dynegy continued to execute on elements of its capital plan. On August 16, 2002, Dynegy completed the sale of Northern Natural to MidAmerican for $928 million in cash, subject to adjustment for changes in working capital. The sale eliminated approximately $890 million of Northern Natural debt. In September 2002, DHI sold $90 million in 6.875 percent Northern Natural senior notes due May 2005 for approximately $96 million in cash. DHI had acquired the notes at par value in April 2002 in order to obtain a bondholder consent in connection with the acquisition of Northern Natural.

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

   In October 2002, Dynegy's Illinois Power subsidiary ("IP") announced that it agreed to sell its high-voltage electric transmission system to Trans-Elect, Inc., an independent transmission company, for $239 million. The sale represents the culmination of IP's long-term strategic initiatives relative to its transmission assets and affirms the strategic direction established by IP over two years ago. The sale is expected to close in the first half of 2003 and is subject to customary closing conditions, including required approvals from the SEC under the Public Utility Holding Company Act of 1935, as amended, the Federal Trade Commission, the Illinois

Commerce Commission and the FERC. With respect to the FERC, the sale is conditioned on its approving the levelized rates application to be filed by Trans-Elect seeking a 13% return on equity. If the FERC does not approve levelized rates in substantially the form sought by Trans-Elect, then Trans-Elect is not obligated to close on the sale. The purchase price also is subject to adjustment with respect to certain items, including a final determination of the transmission assets to be sold, any variance in the assumed amount of inventory on hand and the amount of accounts payable at closing. A change in interest rates from those estimated by Trans-Elect in contemplating its financing for the sale also could cause an adjustment to the purchase price or postponement of the closing, at IP's option.

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

   The remaining elements of the capital plan are subject to a number of risks, including market conditions for asset sales, the timeliness and ability to obtain required regulatory approvals for asset sales and the negative effects of Dynegy's current financial condition, weak operating results and ongoing investigations and litigation. Dynegy does not expect to pursue the initial public offering of Dynegy Energy Partners L.P. Dynegy cannot guarantee that any of the remaining transactions will be successfully completed or that, if completed, they will occur on terms that the Company anticipates.

Available Credit Capacity, Liquidity and Debt Maturities

   Sources of Liquidity. Dynegy's liquidity position has improved since the filing of its second quarter 2002 Form 10-Q, primarily from the cash proceeds received from the sale of Northern Natural in August 2002 and the sale of its United Kingdom natural gas storage assets in September 2002 and November 2002. Dynegy has relied on these cash proceeds, together with cash proceeds from the other capital plan initiatives described above, cash from operations and limited borrowings available under its revolving credit facilities, to satisfy its capital requirements. Given its current non-investment grade credit ratings, the re-audit of its 1999-2001 financial statements and its limited access to the capital markets, Dynegy expects to continue to rely primarily on cash on hand, cash from operations and proceeds from its capital plan initiatives to fund its near-term obligations.

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

   Debt Maturities. As of the date of this report, the Company's debt maturities and related obligations through December 31, 2003 were approximately as follows:

                                                                     Amount
       Date                            Type                     Outstanding/Owed
------------------- ------------------------------------------- ----------------
Fourth Quarter 2002 Canadian Credit Facility                     $40 million
                    IP Transitional Funding Trust Notes (1)      $21.6 million
                    ABG Gas Supply (2)                           $11.7 million
First Quarter 2003  Renaissance/Rolling Hills Interim Financing  $200 million
                    IP Transitional Funding Trust Notes (1)      $21.6 million
                    Black Thunder Financing (3)                  $18.9 million
                    ABG Gas Supply (2)                           $17.8 million
Second Quarter 2003 DHI $900 Million Revolving Credit Facility   $789 million (4)
                    DHI $400 Million Revolving Credit Facility   $382 million (5)
                    IP Bank Credit Facility                      $300 million
                    IP Transitional Funding Trust Notes (1)      $21.6 million
                    Black Thunder Financing (3)                  $21.6 million
                    ABG Gas Supply (2)                           $18.1 million
Third Quarter 2003  IP Mortgage Bonds                            $190 million
                    IP Transitional Funding Trust Notes (1)      $21.6 million
                    Black Thunder Financing (3)                  $21.6 million
                    ABG Gas Supply (2)                           $18.4 million
Fourth Quarter 2003 IP Transitional Funding Trust Notes (1)      $21.6 million
                    Black Thunder Financing (3)                  $21.6 million
                    ABG Gas Supply (2)                           $18.7 million

--------
(1) Reflects required quarterly payments which are made with cash set aside from IP customer billings.
(2) Reflects required payments associated with Project Alpha as further described in the Explanatory Note to the accompanying financial statements.
(3) Reflects required quarterly payments under Dynegy's Black Thunder financing as further described in Note 7 to the accompanying financial statements.
(4) Reflects amounts outstanding under the DHI $900 million revolving credit facility, including $661 million in outstanding letters of credit.
(5) Reflects amounts outstanding under the DHI $400 million revolving credit facility, including $382 million in outstanding letters of credit.

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

Collateral Obligations

   As a result of Dynegy's non-investment grade credit ratings and counterparties' reduced confidence in its ability to satisfy its obligations, the Company has received numerous requests from counterparties to provide collateral support for its marketing and trading and other commercial obligations, including obligations to support DMS and IP. These requests generally are made under the Uniform Commercial Code, which allows for demands of adequate assurance of performance when reasonable grounds for insecurity exist, or contracts containing "adequate assurance" provisions or specific ratings triggers that address collateral posting requirements. Specific ratings triggers generally give counterparties the right to request collateral or, if collateral is not provided, suspend or terminate credit if the Company's credit ratings fall below investment grade; "adequate assurance" provisions permit a counterparty to request adequate assurance (which is generally not specified in the agreement) of continued performance. In most instances, Dynegy has responded by posting cash or letters of credit to collateralize substantially all of its marketing and trading obligations and a large portion of its other commercial obligations. Outstanding letters of credit and cash collateral totaled approximately $1.36 billion as of November 13, 2002.

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

Generation Facility Capital Lease

   In response to the initiatives underway at the FASB, on June 28, 2002, the Company unilaterally undertook certain actions, the effect of which altered the accounting for one of its existing lease obligations. These actions included the delivery of a guarantee of the lessor debt in the lease of a power generation facility. As a result of these actions, the lease is now accounted for as a capital lease and approximately $165 million of generation assets and the associated debt were brought on-balance sheet. Dynegy has the option to purchase the related assets at lease maturity in 2005. This obligation bears interest at a rate of LIBOR plus 1.5% to 2.75%, depending on the tranche.

   This non-cash action resulted in an increase to property, plant and equipment and a corresponding increase in long-term debt on the Company's condensed consolidated balance sheets. This obligation was previously disclosed as a lease obligation in the footnotes to Dynegy's financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the 2001 Form 10-K.

Capital Expenditures

   Capital spending for the three- and nine-month periods ended September 30, 2002 totaled $165 million and $796 million, respectively, and related primarily to the WEN and T&D operating segments. For the anticipated future, the Company intends to limit its capital expenditures primarily to required maintenance capital expenditures. The Company expects that its required maintenance capital expenditures will total approximately $75 million for the fourth quarter 2002 and approximately $285 million for 2003.

Dividend Policy

   In further support of the Company's capital and liquidity plan, its Board of Directors elected not to pay a dividend on Dynegy's Class A or Class B common stock for the third quarter 2002. Dynegy does not anticipate reinstating the dividend for the foreseeable future. During the nine-month periods ended September 30, 2002 and 2001, the Company paid approximately $55 million and $74 million in cash dividends, respectively, on its common stock.

Conclusion

   Dynegy believes its current liquidity position should be sufficient to permit us to meet its debt maturities and other obligations through the first quarter 2003. The sufficiency of the Company's liquidity will depend upon:

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

                       RECENT ACCOUNTING PRONOUNCEMENTS

   See Note 1 to the accompanying financial statements for a discussion of recently issued accounting pronouncements affecting the Company. Specifically, Dynegy adopted the net presentation provisions of Emerging Issues Task Force Issue No. 02-3 in the third quarter 2002. Please see Note 1 for the impact such adoption had on the Company's Condensed Consolidated Statements of Operations.

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

   Risk-Management Asset and Liability Disclosures. The following tables depict the mark-to-market value and cash flow components of the Company's net risk-management assets and liabilities at September 30, 2002 and December 31, 2001:

             Mark-to-Market Value of Net Risk-Management Asset(1)

                           Total  2002(2) 2003 2004 2005 2006  Thereafter
                           -----  ------- ---- ---- ---- ----  ----------
                                          (in millions)
       September 30, 2002. $ 480   $ (27) $190 $113 $41  $ 17     $146
       December 31, 2001..   901     576   113   70  21    30       91
                           -----   -----  ---- ---- ---  ----     ----
       Increase (Decrease) $(421)  $(603) $ 77 $ 43 $20  $(13)    $ 55
                           =====   =====  ==== ==== ===  ====     ====

--------
(1) The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management assets at September 30 of $482 million on the Condensed Consolidated Balance Sheet include the $480 million herein as well as emission allowance credits, hedging instruments and other non-trading amounts.
(2) Amounts represent October 1 to December 31, 2002 values in the September 30, 2002 row and January 1 to December 31, 2002 values in the December 31, 2001 row.

   The increases (decreases) in the Net Risk-Management Asset and Liabilities were impacted by the following:

  . The realization of approximately $638 million of cash related to contracts settled during the first three quarters of 2002;

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

               Cash Flow Components of Net Risk-Management Asset

                       Nine Months  Three Month
                          Ended        Ended
                      September 30, December 31, Total
                          2002          2002     2002  2003 2004 2005 2006  Thereafter
                      ------------- ------------ ----- ---- ---- ---- ----  ----------
                                               (in millions)
September 30, 2002(1)     $638          $(16)    $622  $208 $128 $53  $ 25     $327
December 31, 2001....                             646   154  112  53    58      281
                                                 ----  ---- ---- ---  ----     ----
Increase (Decrease)..                            $(24) $ 54 $ 16 $--  $(33)    $ 46
                                                 ----  ---- ---- ---  ----     ----

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

   The following table provides a reconciliation of the risk-management data on the balance sheet, statement of operations and statement of cash flows (in millions):

                                                                                    As Of And For
                                                                                   The Nine Months
                                                                                        Ended
                                                                                    September 30,
                                                                                        2002
                                                                                   ---------------
Balance Sheet Risk--Management Accounts
Fair value of portfolio at January 1, 2002........................................    $     935
Risk-management gains recognized through the income statement in the period, net..          167
Cash received related to contracts settled in the period, net(1)..................         (638)
Changes in fair value as a result of a change in valuation technique(2)...........           --
Non-cash adjustments and other(3).................................................           18
                                                                                      ---------
Fair value of portfolio at September 30, 2002.....................................    $     482
                                                                                      ---------
Income Statement Reconciliation
Risk-management gains recognized through the income statement in the period, net..    $     167
Physical business recognized through the income statement in the period, net......           23
Non-cash adjustments and other(4).................................................          (34)
                                                                                      ---------
Net recognized operating loss(5)..................................................    $     156
                                                                                      ---------
Cash Flow Statement
Cash received related to risk-management contracts settled in the period, net(2)..    $     638
Estimated cash paid related to physical business settled in the period, net.......           23
Timing and other, net(6)..........................................................           22
                                                                                      ---------
Cash received during the period...................................................    $     683
                                                                                      ---------
Risk Management cash flow adjustment for the nine-month period ended September 30,
  2002(7).........................................................................    $     527
                                                                                      ---------

--------
(1) This amount includes cash settlements of hedging instruments, emission allowances and other non-trading amounts in addition to the cash settlement of trading contracts.
(2) Dynegy's modeling methodology has been consistently applied period over period.
(3) This amount consists primarily of changes in value and cash settlements associated with foreign currency and interest rate hedges.
(4) This amount consists primarily of changes in value of interest rate hedges.
(5) This amount consists primarily of the customer and risk-management portion of WEN's operating income before the deduction of Depreciation and Amortization, Impairment and Other Charges and General and Administrative Expenses.
(6) This amount represents cash received for sales of emission credits, cash received associated with the settlement of fuel hedges and cash payments associated with foreign currency hedges.
(7) This amount is calculated as "Cash received during the period" less "Net recognized operating loss."

   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above.

                     Net Fair Value of Marketing Portfolio
                              September 30, 2002

                                             Total 2002(1) 2003 2004 2005 2006 Thereafter
                                             ----- ------- ---- ---- ---- ---- ----------
                                                            (in millions)
Market Quotations(2)........................ $307   $(27)  $118 $ 36 $22  $ 7     $151
Other External Sources(3)...................  178     --     73   77  28   --       --
                                             ----   ----   ---- ---- ---  ---     ----
Market Quotations and Other External Sources  485    (27)   191  113  50    7      151
Prices Based on Models(4)...................   (5)    --     --   --  (9)   9       (5)

--------
(1) Amount represents October 1 to December 31, 2002 values.
(2) Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.
(3) Mid-term prices validated against industry posted prices.
(4) See discussion of the Company's use of long-term models in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 2001 Form 10-K.

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

   In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in 100 statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. Average VaR is not available for the nine-month periods ended September 30, 2002 and the year ended December 31, 2001 due to the restatement of historical results. While VaR can be calculated at a single point in time, it is not feasible to recalculate the historical results necessary to calculate an average.

   The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio:

                       Daily VaR For Marketing Portfolio

                                            September 30, December 31,
                                                2002          2001
                                            ------------- ------------
                                                  (in millions)
          One Day VaR--95% Confidence Level      $13          $17
                                                 ---          ---
          One Day VaR--99% Confidence Level      $18          $24
                                                 ===          ===

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

   Dynegy's industry has historically operated under negotiated credit lines or physical delivery contracts. Dynegy's Credit Department, based on guidelines set by Dynegy's Credit Policy Committee, establishes Dynegy's counterparty credit limits. For collateralized transactions, the Company also evaluates potential exposure over a shorter collection period and gives effect to the value of collateral received. The Company further seeks to measure credit exposure through the use of scenario analyses and other quantitative tools. Dynegy's credit management systems monitor current and potential credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates. Recent events in the merchant energy industry have affected historical credit activities in the industry. Please read "Trade Credit and Other Collateral Obligations" above.

   The following table represents Dynegy's credit exposure at September 30, 2002 associated with its forward positions within the Company's risk-management portfolio, netted by counterparty (in millions):

                            Credit Exposure Summary

                              September 30, 2002

                                       Investment   Non-investment
                                      Grade Quality Grade Quality  Total
                                      ------------- -------------- ------
      Type of Business:
      Financial Institutions.........     $ 96           $ --      $   96
      Commercial/Industrial/End Users      571             78         649
      Utility and Power Generators...       61              5          66
      Oil and Gas Producers..........       27              1          28
      Other..........................      150             57         207
                                          ----           ----      ------
         Total.......................     $905           $141      $1,046
                                          ====           ====      ======

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

   The following table sets forth the daily VaR associated with the interest rate component of the marketing portfolio. Average VaR is not available for the nine-month period ended September 30, 2002 and the year ended December 31, 2001 due to the restatement of historical results. While VaR can be calculated at a single point in time, it is not feasible to recalculate the historical results necessary to calculate an average. Dynegy seeks to manage its interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of September 30, 2002 and December 31, 2001 reflected in the table below.

            Daily VaR on Interest Component of Marketing Portfolio

                                            September 30, December 31,
                                                2002          2001
                                            ------------- ------------
                                                  (in millions)
          One Day VaR--95% Confidence Level     $2.3          $0.1
                                                ====          ====

   The increase in One Day VaR is due to changes in the interest rate exposure on the underlying risk-management marketing portfolio. Interest rate swaps entered into to manage such exposure were not simultaneously adjusted, resulting in net interest rate exposure to the Company.

   In addition to the marketing portfolio, the Company is exposed to fluctuating interest rates as it relates to other variable rate financial obligations. Based on sensitivity analysis as of September 30, 2002, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or (lower)) over the twelve months ended September 30, 2003 would decrease (increase) income before taxes by approximately $21 million. Hedging instruments executed to mitigate such interest rate exposure are included in the sensitivity analysis.

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

   The following table sets forth the daily and average foreign currency exchange VaR. Hedging instruments executed to mitigate such foreign currency exchange exposure are included in VaR as of September 30, 2002 and December 31, 2001 reflected in the table below.

                Daily and Average Foreign Currency Exchange VaR

                                                              September 30, December 31,
                                                                  2002          2001
                                                              ------------- ------------
                                                                    (in millions)
One Day VaR--95% Confidence Level............................     $4.6          $0.6
                                                                  ----          ----
Average VaR for the Year-to-Date Period--95% Confidence Level     $2.9          $1.1
                                                                  ----          ----

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

   Derivative Contracts. The absolute notional financial contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows at September 30, 2002 and December 31, 2001, respectively:

                      Absolute Notional Contract Amounts

                                                                            September 30, December 31,
                                                                                2002          2001
                                                                            ------------- ------------
Natural Gas (Trillion Cubic Feet)..........................................     11.259       12.044
Electricity (Million Megawatt Hours).......................................     37.679       79.931
Natural Gas Liquids (Million Barrels)......................................      1.705        5.655
Crude Oil (Million Barrels)................................................     11.665           --
Weather Derivatives (In thousands of $/Degree Day).........................    $    --      $   190
Coal (Millions of Tons)....................................................        9.5         18.5
Variable Rate Financial Obligation Interest Rate Swaps (In Millions of U.S.
  Dollars).................................................................    $ 1,696      $    --
Weighted Average Fixed Interest Rate Paid (Percent)........................      2.796           --
Fair Value Hedge Interest Rate Swaps (In Millions of U.S. Dollars).........    $   601      $   206
   Fixed Interest Rate Received on Swaps (Percent).........................      5.616        5.284
Cash Flow Hedge Interest Rate Swaps (in Millions of U.S. Dollars)..........    $    --      $   100
   Fixed Interest Rate Paid on Swaps (Percent).............................         --        4.397
Interest Rate Risk-Management Contract.....................................    $   890      $   503
   Fixed Interest Rate Paid (Percent)......................................      5.995        6.150
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars).......    $    --      $   100
   Fixed Interest Rate Received (Percent)..................................         --        4.370
U.K. Pound Sterling (In Millions of U.S. Dollars)..........................    $   207      $   906
Average U.K. Pound Sterling Contract Rate (In U.S. Dollars)................    $ 1.547      $ 1.423
Euro (In Millions of U.S. Dollars).........................................    $    10      $    18
Average Euro Contract Rate (In U.S. Dollars)...............................    $ 0.978      $0.8863
Canadian Dollar (In Millions of U.S. Dollars)..............................    $   617      $ 1,395
Average Canadian Dollar Contract Rate (In U.S. Dollars)....................    $ 0.637      $0.6435

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

   Provided below are a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and nine-month periods ended September 30, 2002 and 2001. The comparative financial information contained herein has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited Condensed Consolidated Financial Statements. Please read this Explanatory Note for further discussion of these restatement items. For segment reporting purposes, all general and administrative expenses incurred by Dynegy on behalf of its subsidiaries are charged to the applicable subsidiary as incurred. Dynegy allocates indirect general and administrative expenses to its subsidiaries using a two-step formula that considers both payroll expense and the net book value of property, plant and equipment. Interest expense incurred by Dynegy on behalf of its subsidiaries is allocated based on the subsidiaries' debt to equity relationship. Other income (expense) items incurred by Dynegy on behalf of its subsidiaries are allocated equally among sub-components of the four segments.

   Net income (loss) and EPS include the following charges (in millions, except per share data):

                                         Three Months               Nine Months
                                             Ended                     Ended
                                         September 30,             September 30,
                                    ----------------------- --------------------------
                                        2002        2001        2002          2001
                                    ------------ ---------- ------------ -------------
                                    Charge  EPS  Charge EPS Charge  EPS  Income   EPS
                                    ------ ----- ------ --- ------ ----- ------ ------
Impairment of goodwill(1)..........  $897  $2.44  $--   $--  $897  $2.46  $ --  $   --
Loss on sale of Northern Natural(2)   566   1.54   --    --   566   1.55    --      --
Cumulative effect of change in
  accounting principle(3)..........    --     --   --    --   234   0.64   (2)   (0.01)
Impairment of communications
  assets(4)........................     3   0.01   --    --   414   1.13    --      --
Impairment of generation
  investments(5)...................    94   0.26   --    --    94   0.26    --      --
Impairment of technology
  investments(6)...................     8   0.02   --    --    53   0.15    --      --
Severance(7).......................    --     --   --    --    21   0.06    --      --
Enron settlement(8)................    16   0.04   --    --    16   0.04    --      --
Other(9)...........................    16   0.04   --    --    27   0.07    --      --

--------
(1) The Company recognized an after-tax charge of $897 million associated with the impairment of goodwill in the WEN segment. There was no tax basis in this intangible asset resulting in a pre-tax charge equal to the after-tax amount. This third quarter charge is included in Goodwill impairment in the accompanying Condensed Consolidated Statement of Operations.
(2) Dynegy incurred an after-tax loss of $566 million ($586 million pre-tax) on the sale of Northern Natural to MidAmerican during the third quarter 2002. (See Note 3 to the accompanying financial statements.) This loss is included in Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.
(3) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," realizing an after-tax cumulative effect loss of approximately $234 million relating to its telecommunications business. Effective January 1, 2001, the Company adopted

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.
(4) The Company recognized an after-tax charge of $414 million ($635 million pre-tax) associated with the write-down of certain telecommunications assets primarily in the second quarter 2002. The pre-tax charge is included in Cost of Sales, Impairment and Other Charges and Other Expenses in the accompanying Condensed Consolidated Statement of Operations.
(5) The Company recognized an after-tax charge of approximately $94 million ($144 million pre-tax) for the impairment of investments in generation assets in the third quarter 2002. The charge is included in Earnings (Losses) From Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations.
(6) The Company recognized an after-tax charge of approximately $8 million ($12 million pre-tax) for the impairment of technology investments in the third quarter 2002. For the nine-month period ended September 30, 2002, the Company recognized a cumulative after-tax charge of approximately $53 million ($80 million pre-tax) for the impairment of technology investments. These charges are included in Earnings (Losses) from Investments in Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations.
(7) The Company recognized an after-tax charge of approximately $21 million
    ($33 million pre-tax) for severance benefits for approximately 325 employees, including the Company's former Chief Executive Officer and Chief Financial Officer in the second quarter. The charge is included in Impairment and Other Charges in the accompanying Condensed Consolidated Statement of Operations. The additional severance charge of $3 million after-tax ($4 million pre-tax) was allocated to Northern Natural, which is included in Discontinued Operations.
(8) The Company recognized an after-tax charge of approximately $16 million
    ($25 million pre-tax) in the third quarter 2002 associated with the settlement of the Enron litigation. The charge is included in Other
    Expenses in the accompanying Condensed Consolidated Statement of Operations.
(9) The amount represents $4 million after-tax ($6 million pre-tax) of fees related to a voluntary action that the Company took in the second quarter 2002 that altered the accounting for certain lease obligations. Additionally, the Company had $4 million after-tax ($6 million pre-tax) of write-offs in the second quarter 2002 related to information technology equipment. In the third quarter 2002, in conjunction with the Company's decision to exit certain aspects of the marketing and trading business relating to third party or customer risk management for natural gas and power, the Company's investment in Dynegydirect was written off. This resulted in an after-tax charge of $16 million ($25 million pre-tax). These amounts are included in Impairment and Other Charges in the accompanying Condensed Consolidated Statement of Operations.

Three-month Periods Ended September 30, 2002 and 2001

   For the quarter ended September 30, 2002, Dynegy recorded a net loss of $1,651 million or $4.71 per share, compared with third quarter 2001 net income of $238 million or $0.71 per diluted share. Charges recognized in the third quarter 2002, as more fully described in the footnotes to the table above, included after-tax charges for an $897 million goodwill impairment, a $566 million loss on the sale of Northern Natural, a $94 million impairment of generation investments, a $16 million after-tax charge related to the write-off of Dynegydirect, a $16 million after-tax charge related to the Enron litigation settlement and an $8 million after-tax impairment of technology investments.

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

   Operating income decreased approximately $1,333 million quarter-to-quarter due primarily to the negative impact of the goodwill impairment, as well as reduced margins from operating units. General and administrative expenses were lower period-to-period principally as a result of significantly lower variable compensation costs in the 2002 period, which were partially offset by higher legal and audit fees.

   Dynegy's losses from unconsolidated investments were approximately $120 million in the 2002 period compared to earnings of $85 million in 2001. Variances period-to-period in these results primarily reflect the impact of the $144 million impairment of generation investments, the $12 million impairment of technology investments and a $75 million decrease in earnings related to West Coast Power due to lower delivered power volumes.

   Interest expense totaled $103 million for the three-month period ended September 30, 2002, compared to $65 million for the 2001 period. The variance is primarily attributable to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $40 million in expense in the quarter ended September 30, 2002. Combined other income and other expenses totaled $15 million in expense in 2001. The 2002 quarter includes the $25 million pre-tax charge related to the Enron litigation settlement.

   The Company reported an income tax benefit of $120 million for the quarter ended September 30, 2002, compared to an income tax provision of $147 million for the 2001 period. The effective tax rates approximated 10 percent and 38 percent in 2002 and 2001, respectively. The 2002 tax benefit was reduced from statutory rates as a result of book-tax basis differences (principally impacting the goodwill impairment), the effect of foreign equity investments, the amortization of intangibles, state income taxes and valuation allowances recognized in the period relative to the realizability of certain capital loss carryforwards arising from the sale of Northern Natural and foreign tax credit carryforwards. The tax provision in the 2001 period varied from the statutory tax rate of 35 percent principally as a result of book-tax basis differentials related to the amortization of certain intangibles, other book-tax basis differences and the effect of foreign equity investments and state income taxes.

Nine-month Periods Ended September 30, 2002 and 2001

   For the nine months ended September 30, 2002, Dynegy recorded a net loss of $2,459 million or $7.42 per share, compared with net income of $432 million or $1.28 per diluted share in the same 2001 period. The nine-month period ended September 30, 2002 included charges related to the items described above for the three-month period plus the impairment of communications assets and technology investments, a severance charge and the cumulative effect of a change in accounting principle related to goodwill.

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

   Operating income decreased $2,556 million period over period primarily due to the reasons described in the previous paragraph as well as the aforementioned goodwill charge recorded in the third quarter 2002 and the impairment and other charges taken during the previous two quarters in 2002 that are more fully described in Note 5 to the accompanying financial statements.

   Dynegy's earnings (losses) from unconsolidated investments were approximately $116 million of losses and $195 million of earnings in the 2002 and 2001 periods, respectively. Variances period-to-period in these results primarily reflect the impact of the impairment of $114 million of generation investments, the impairment of $80 million of technology investments resulting from unfavorable market conditions and a $108 million decrease in earnings related to West Coast Power due to a decrease in realized prices as well as an overall decline in demand.

   Interest expense totaled $255 million for the nine-month period ended September 30, 2002, compared to $199 million for the equivalent 2001 period. The variance is primarily attributed to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $65 million in expense in the nine-month period ended September 30, 2002 compared with $96 million in expense in the same 2001 period. Variances period-to-period in these results primarily reflect higher minority interest expense in the 2001 period.

   The Company reported an income tax benefit of $471 million for the nine-month period ended September 30, 2002, compared to an income tax provision of $283 million for the 2001 period. The effective tax rates approximated 22 percent and 40 percent in 2002 and 2001, respectively. The difference from the effective tax rates and the statutory tax rate of 35 percent result from the same factors impacting the third quarter periods.

   Effect of Accounting for Goodwill. As described in Note 1 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. Had Statement No. 142 been in effect in 2001, the Company's net income and earnings per share for the three months ended September 30, 2001 would have been $249 million or $0.74 per diluted share compared to actual net income reported of $238 million or $0.71 per diluted share. For the nine-months ended September 30, 2001, net income would have been $467 million or $1.39 per diluted share compared to actual net income reported of $432 million or $1.28 per diluted share.

Segment Disclosures

                           WHOLESALE ENERGY NETWORK

                                                      Three Months          Nine Months
                                                         Ended                 Ended
                                                     September 30,         September 30,
                                                    -------------------  --------------------
                                                      2002      2001       2002       2001
                                                     -------    ------    -------    -------
                                                    (in millions, except operating statistics)
Operating Income (loss):
   Customer and Risk-Management Activities......... $  (178)   $  127    $  (509)   $   285
   Asset Businesses................................      52       189        164        329
   Goodwill Impairment.............................    (893)       --       (893)        --
                                                     -------    ------    -------    -------
          Total Operating Income (Loss)............  (1,019)      316     (1,238)       614
Earnings (Losses) from Unconsolidated Investments..    (122)       77        (77)       167
Other Items........................................     (26)      (21)       (44)      (100)
                                                     -------    ------    -------    -------
   Earnings (Loss) Before Interest and Taxes.......  (1,167)      372     (1,359)       681
Interest Expense...................................     (59)      (23)      (125)       (66)
                                                     -------    ------    -------    -------
   Pre-tax Earnings (Loss).........................  (1,226)      349     (1,484)       615
Income Tax Provision (Benefit).....................    (113)      131       (226)       241
                                                     -------    ------    -------    -------
   Income (Loss) From Continuing Operations........  (1,113)      218     (1,258)       374
Discontinued operations (1):
   Income from discontinued operations.............      17        --         37         --
   Income tax provision............................       6        --         11         --
                                                     -------    ------    -------    -------
   Income on discontinued operations...............      11        --         26         --
Cumulative Effect of Change in Accounting Principle      --        --         --          2
                                                     -------    ------    -------    -------
       Net Income (Loss)........................... $(1,102)   $  218    $(1,232)   $   376
                                                     -------    ------    -------    -------
Operating Statistics:
   Natural Gas Marketing (Bcf/d)--
       Domestic Marketing Volumes..................     6.4       8.1        8.2        8.2
       Canadian Marketing Volumes..................     2.1       2.9        2.7        2.6
       European Marketing Volumes..................     2.5       1.0        2.3        1.4
                                                     -------    ------    -------    -------
          Total Marketing Volumes..................    11.0      12.0       13.2       12.2
                                                     -------    ------    -------    -------
Million Megawatt Hours Generated--Gross............    13.0      11.5       32.5       31.7
Million Megawatt Hours Generated--Net..............    11.8      10.1       29.4       26.9
North American Physical Million Megawatt Hours Sold    31.1      90.5      263.0      212.6
European Physical Million Megawatt Hours Sold......    21.2      34.6      116.7       69.4
                                                     -------    ------    -------    -------
   Total Physical Million Megawatt Hours Sold......    52.3     125.1      379.7      282.0
                                                     -------    ------    -------    -------
Coal Marketing Volumes (Millions of Tons)..........    10.5      11.2       27.8       29.7
Average Natural Gas Price--Henry Hub ($/MMbtu)..... $  3.16    $ 2.92    $  2.96    $  4.87
Average On-Peak Market Power Prices................
   Cinergy......................................... $ 33.47    $37.02    $ 27.48    $ 39.24
   TVA.............................................   32.69     35.72      27.67      38.99
   PJM.............................................   46.04     48.82      35.77      45.23
   New York--Zone G................................   55.57     57.04      44.90      58.05
   Platts SP 15....................................   35.73     45.02      32.25     147.26

--------
   (1) See Note 3 to the accompanying financial statements.

Three-month Periods Ended September 30, 2002 and 2001

   WEN reported a net loss of $1,102 million for the three-month period ended September 30, 2002, compared with net income of $218 million in the 2001 quarter. The results reflect an overall decline in market liquidity principally caused by increasing credit concerns in the merchant energy sector, counterparty concerns over Dynegy's non investment grade credit ratings and a reduction in the spread between natural gas and power prices. The segment results generally reflect lower returns from its generation portfolio as a result of lower power prices and excess generation capacity in the market. As previously discussed, the Company recognized an after-tax charge of $897 million associated with the impairment of goodwill. There was no tax basis in this intangible asset resulting in a pre-tax charge equal to the after-tax amount. The reported earnings were also negatively impacted by the third quarter 2002 impairment of equity investments, the write-down of Dynegydirect and an allocation of the Enron litigation settlement. Additionally, there was a $75 million decline in earnings from the equity investment in West Coast Power due to a decrease in delivered volumes period-over-period. Interest expense was higher in the third quarter 2002 due to higher average borrowings, partially offset by lower average interest rates.

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

Nine-month Periods Ended September 30, 2002 and 2001

   WEN reported a net loss of $1,232 million for the nine-month period ended September 30, 2002, compared with net income of $376 million in the same 2001 period. Absent the charges discussed above, the decrease in operating results generally reflect the significant downturn in profitability in the marketing and trading business period-over-period resulting from credit, liquidity and market concerns as well as significantly lower price realization in the generation business in 2002. In addition to the items described above for the third quarter comparisons, Dynegy's customer and risk-management business' operating income for the nine-month period included significant customer origination during the first quarter 2002 in both the wholesale and commercial and industrial businesses. The increased origination resulted from new contracts for the acquisition of long-term power supply at competitive prices and incremental natural gas storage contracts. The segment's 2002 results include a $109 million decline in earnings from the equity investment in West Coast Power due to a decrease in realized power prices period-over-period as well as an overall decline in demand and impairment of technology investments. The results also include an allocated charge of $19 million associated with severance and related costs recorded in the second quarter 2002.

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

                           DYNEGY MIDSTREAM SERVICES

                                                      Three Months Ended Nine Months Ended
                                                       September 30,      September 30,
                                                      -----------------  ----------------
                                                       2002      2001     2002     2001
                                                       ------   ------   ------   ------
                                                          ($ in millions, except
                                                           operating statistics)
Operating Income:
    Upstream......................................... $   12    $   16   $   31   $   76
    Downstream.......................................     17        11       48       39
                                                       ------   ------   ------   ------
          Total Operating Income.....................     29        27       79      115
Earnings from Unconsolidated Investments.............      4         3       12        9
Other Items..........................................    (10)       --      (22)     (11)
                                                       ------   ------   ------   ------
          Earnings Before Interest and Taxes.........     23        30       69      113
Interest Expense.....................................    (13)      (12)     (36)     (40)
                                                       ------   ------   ------   ------
          Pre-tax Earnings...........................     10        18       33       73
Income Tax Provision.................................      7         8       14       26
                                                       ------   ------   ------   ------
       Net Income.................................... $    3    $   10   $   19   $   47
                                                       ------   ------   ------   ------
Operating Statistics:
    Natural Gas Processing Volumes (MBbls/d):
       Field Plants..................................   56.3      56.3     55.0     56.0
       Straddle Plants...............................   35.3      26.1     36.5     25.5
                                                       ------   ------   ------   ------
       Total Natural Gas Processing Volumes..........   91.6      82.4     91.5     81.5
                                                       ------   ------   ------   ------
    Fractionation Volumes (MBbls/d)..................  224.8     241.6    223.7    230.4
    Natural Gas Liquids Sold (MBbls/d)...............  481.9     550.4    519.6    562.0
    Average Commodity Prices:
       Natural Gas--Henry Hub ($/MMBtu).............. $ 3.16    $ 2.92   $ 2.96   $ 4.87
       Crude Oil--Cushing ($/Bbl)....................  28.40     26.64    24.78    27.85
       Natural Gas Liquids ($/Gal)...................   0.41      0.39     0.37     0.50
       Fractionation Spread ($/MMBtu)................   1.40      1.51     1.24     0.80

Three-month Periods Ended September 30, 2002 and 2001

   DMS reported net income of $3 million in the third quarter 2002 compared with net income of $10 million in the third quarter 2001. The segment's results of operations during the third quarter 2002 were impacted by lower fractionation spreads and lower realized prices as compared to higher fractionation spreads and higher realized prices during the third quarter 2001 as a result of the Company's hedging program and forward selling products at a higher price than the prevailing market price during such quarter. In addition, as a result of slow economic recovery, high industry-wide inventory levels, reduced NGL liquidity and Dynegy specific credit limitations, the segment experienced a decline in domestic and foreign marketing volumes and margins. DMS' quarterly results were negatively impacted by $4 million, net of tax, due to allocated charges related to the Enron settlement and the impairment of technology investments as more fully discussed in Note 4 to the Condensed Consolidated Financial Statements. There were no such charges recorded in the third quarter 2001.

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

Nine-month Periods Ended September 30, 2002 and 2001

   DMS reported net income of $19 million in the nine months ended September 30, 2002 compared with net income of $47 million in the nine months ended September 30, 2001. In addition to the items described above for the second quarter comparisons, warmer winter temperatures influenced results of operations period-to-period. DMS' results for the nine-months ended September 30, 2002 were negatively impacted by $8 million, net of tax, due to allocated charges related to the Enron settlement, severance costs and the impairment of technology investments as more fully discussed in Note 4 to the Condensed Consolidated Financial Statements. There were no such charges recorded in the nine-month period in 2001.

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

   In addition, DMS' business is dependent on producer drilling activity in the producing regions that its gathering systems serve. At current natural gas price levels, producers are actively drilling new wells and DMS' new connect gas volumes for processing are growing enough to offset the natural decline in production. The producers supplying DMS' facilities are primarily independent producers who, as a group, react quickly to changes in gas prices. As natural gas prices decline significantly from current levels, these producers have historically reduced their drilling investment. If this occurs going forward, DMS could experience difficulty in acquiring enough volumes to offset natural declines. Conversely, as gas prices strengthen from current levels, producers have historically invested more heavily in drilling and development.

                         TRANSMISSION AND DISTRIBUTION

                                                                 Three Months Ended Nine Months Ended
                                                                  September 30,       September 30,
                                                                 -----------------  ----------------
                                                                  2002      2001      2002     2001
                                                                  ------   ------   -------  -------
                                                                          ($ in millions)
   Operating Income............................................. $   72    $   68   $   169  $   184
Losses from Unconsolidated Investments..........................     (1)       --        (2)      --
Other Items.....................................................     (3)       (1)       (3)      (2)
                                                                  ------   ------   -------  -------
   Earnings Before Interest and Taxes...........................     68        67       164      182
Interest Expense................................................    (25)      (27)      (77)     (87)
                                                                  ------   ------   -------  -------
   Pre-tax Earnings.............................................     43        40        87       95
Income Tax Provision............................................     11        16        31       43
                                                                  ------   ------   -------  -------
Income from continuing operations...............................     32        24        56       52
Discontinued operation (1):
Loss from discontinued operations (including loss on disposal of
  $586 million).................................................   (586)       --      (548)      --
   Income tax benefit...........................................    (20)       --        (5)      --
                                                                  ------   ------   -------  -------
   Loss on discontinued operations..............................   (566)       --      (543)      --
                                                                  ------   ------   -------  -------
   Net Income (Loss)............................................ $ (534)   $   24   $  (487) $    52
                                                                  ------   ------   -------  -------
Illinois Power:
Electric Sales in kWh (Millions)
   Residential..................................................  1,832     1,681     4,342    4,160
   Commercial...................................................  1,231     1,194     3,334    3,308
   Commercial distribution......................................      1         5         2       39
   Industrial...................................................  1,667     1,645     4,719    4,754
   Industrial distribution......................................    621       677     1,921    1,937
   Other........................................................     98        97       283      287
                                                                  ------   ------   -------  -------
       Total Electric Sales.....................................  5,450     5,299    14,601   14,485
                                                                  ------   ------   -------  -------
Gas Sales in Therms (Millions)
   Residential..................................................     18        20       214      225
   Commercial...................................................     11        12        90       99
   Industrial...................................................     24        24        61       69
   Transportation of Customer-Owned Gas.........................     47        49       180      185
                                                                  ------   ------   -------  -------
       Total Gas Delivered......................................    100       105       545      578
                                                                  ------   ------   -------  -------
   Heating Degree Days..........................................     29        89     3,024    3,146
                                                                  ------   ------   -------  -------
   Cooling Degree Days..........................................  1,006       847     1,432    1,291
                                                                  ------   ------   -------  -------

--------
(1) See Note 3 to the accompanying financial statements.

Three-month Periods Ended September 30, 2002 and 2001

   The T&D segment reported a net loss of $534 million in the third quarter 2002 compared to $24 million net income in the third quarter 2001. Net income for the three months ended September 30, 2002 includes a $566 million after-tax ($586 million pre-tax) loss on the sale of Northern Natural. (See Note 3 for further details.) Illinois Power ("IP") experienced favorable results from operations period-to-period that were influenced by increased electricity usage from commercial and residential customers due to favorable weather conditions. These results were partially offset by a mandated five percent residential rate reduction effective May 1, 2002, the election of some commercial and industrial customers to pay for power at market-based prices, rather than under bundled tariffs, and a decrease in industrial customer demand due to a weakened economy in IP's principal market areas.

Nine-month Periods Ended September 30, 2002 and 2001

   The T&D segment reported a net loss of $487 million in the nine months ended September 30, 2002 compared to $52 million in the same 2001 period. Net income for the nine months ended September 30, 2002 includes the loss on the sale of Northern Natural. IP experienced slightly favorable results period-to-period. In addition to the items described above for the third quarter comparisons, the nine-month results were influenced by decreased demand from commercial and residential customers due to unfavorable weather conditions experienced during the first quarter 2002.

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

                         DYNEGY GLOBAL COMMUNICATIONS

                                                     Three Months Ended Nine Months Ended
                                                     September 30,      September 30,
                                                     -----------------  ----------------
                                                     2002      2001      2002     2001
                                                     ----      ----      -----    -----
                                                          ($ in millions)
 Operating Loss..................................... $(35)     $(31)    $(753)   $(100)
 Earnings (Losses) from Unconsolidated Investments..   (1)        5       (49)      19
 Other Items........................................   (1)        7         4       17
                                                       ----     ----     -----    -----
 Loss Before Interest and Taxes.....................  (37)      (19)     (798)     (64)
 Interest Expense...................................   (6)       (3)      (17)      (6)
                                                       ----     ----     -----    -----
 Pre-tax Loss.......................................  (43)      (22)     (815)     (70)
 Income Tax Benefit.................................  (25)       (8)     (290)     (27)
                                                       ----     ----     -----    -----
 Net Loss from Operations...........................  (18)      (14)     (525)     (43)
 Cumulative Effect of Change in Accounting Principle   --        --      (234)      --
                                                       ----     ----     -----    -----
 Net Loss........................................... $(18)     $(14)     (759)   $ (43)
                                                       ----     ----     -----    -----

Three-month Periods Ended September 30, 2002 and 2001

   The telecommunications segment continues to experience severely depressed industry conditions as evidenced by an increased number of bankruptcies, continued devaluation of equity securities, lack of financing sources in the sector and further pricing pressures resulting from challenges faced by major industry players. During the period, management continued to take measures to reduce losses in the business by limiting capital spending and reducing operating and administrative expenses. Capital expenditures for the third quarter 2002 were $7 million compared to $87 million in the third quarter 2001, $28 million in the first quarter 2002 and $13 million in the second quarter 2002. Based on ongoing analysis pursuant to Statement No. 144, the Company is expensing capital investment in the segment as incurred (see Note 4 of the accompanying financial statements).

   DGC reported a net loss of $18 million for the third quarter 2002 compared to a net loss of $14 million in the third quarter 2001. Results for 2002 include non-cash expenses to cover DGC's accrual of costs for the lease obligation on its domestic network assets and the cost to purchase a lease obligation associated with the European network. (See Note 4 of the accompanying financial statements for further discussion.) Period-to-period operating results were negatively impacted by higher operating costs attributable to the domestic fiber optic network becoming operational in the fourth quarter 2001, partially offset by efforts to reduce operating and administrative expenses in 2002.

Nine-month Periods Ended September 30, 2002 and 2001

   DGC reported a $759 million net loss in the nine-month period ended September 30, 2002. This compares to a $43 million net loss in the nine-month period ended September 30, 2001. Segment results for 2002 include a $234 million charge for the impairment of goodwill upon adoption of Statement No. 142 and a pre-tax charge of $635 million ($414 million after tax) associated with the impairment of assets pursuant to the application of Statement No. 144 (see Note 4 of the accompanying financial statements for further discussion of these two charges). These results were adversely impacted by higher operating costs associated with a fully operational domestic network, non-cash expenses to cover DGC's anticipated loss for a lease obligation on the domestic network, the purchase of a lease obligation associated with the European network and a decrease in equity earnings related to technology investments. These results were partially offset by lower depreciation expense resulting from the 2002 impairment of assets and aggressive efforts this year to lower administrative expenses.

DGC Outlook

   The outlook for telecommunications services remains depressed in the near term. Management anticipates the segment will continue to negatively impact the Company's cash flows and earnings for the remainder of 2002. Thus, management is pursuing efforts to reduce costs, limit capital spending, and obtain new revenue while seeking mutually beneficial resolution of longer-term commitments. Dynegy is also pursuing partnership and sale opportunities for this business, although no formal plans are in place and no assurance can be provided as to the timing or structure of any such transaction. In addition, as of September 30, 2002, Dynegy has approximately $185 million, or approximately $100 million on a discounted basis, in long-term operating commitments relating to its global telecommunications business.

Cash Flow Disclosures

   The following table is a condensed version of the operating section of the Condensed Consolidated Statements of Cash Flows (in millions):

                                            For The Nine Months Ended September 30, 2002
                                       -----------------------------------------------------
                                                                    Corporate &
                                         WEN     DMS   T&D    DGC   Eliminations Consolidated
                                       -------  ----  -----  -----  ------------ ------------
Net Income (Loss)..................... $(1,232) $ 19  $(487) $(759)     $ --       $(2,459)
Net Non-Cash Items Included in Net
  Income..............................   1,663    63    797    633         5         3,161
                                       -------  ----  -----  -----      ----       -------
Operating Cash Flows Before Changes in
  Working Capital.....................     431    82    310   (126)        5           702
Changes in Working Capital............    (281)  (19)   (52)   (57)      (31)         (440)
                                       -------  ----  -----  -----      ----       -------
Net Cash Provided by (Used in)
  Operating Activities................ $   150  $ 63  $ 258  $(183)     $(26)      $   262
                                       -------  ----  -----  -----      ----       -------

                                            For The Nine Months Ended September 30, 2001
                                       -----------------------------------------------------
                                                                    Corporate &
                                         WEN     DMS   T&D    DGC   Eliminations Consolidated
                                       -------  ----  -----  -----  ------------ ------------
Net Income (Loss)..................... $   376  $ 47  $  52  $ (43)     $ --       $   432
Net Non-Cash Items Included in Net
  Income..............................      15    92    170      6        --           283
                                       -------  ----  -----  -----      ----       -------
Operating Cash Flows Before Changes in
  Working Capital.....................     391   139    222    (37)       --           715
Changes in Working Capital............    (114)   10   (144)   (28)       19          (257)
                                       -------  ----  -----  -----      ----       -------
Net Cash Provided by (Used in)
  Operating Activities................ $   277  $149  $  78  $ (65)     $ 19       $   458
                                       -------  ----  -----  -----      ----       -------

   Operating Cash Flow. Cash flow from operating activities totaled $262 million for the nine-month period ended September 30, 2002 compared to $458 million reported in the same 2001 period. Non-cash add-backs were greater in the 2002 period, primarily due to the following charges, which are further described in Notes 3 and 4 to the accompanying financial statements:

  .   The $897 million goodwill impairment associated with the WEN segment;

  .   The $586 million loss on the sale of Northern Natural;

  . The $234 million impairment of goodwill for DGC related to the adoption of Statement No. 142 as previously disclosed in the first quarter 2002 and $635 million of additional pre-tax impairment charges for DGC primarily during the second quarter 2002;

  . Write-offs within Earnings (Losses) from Unconsolidated Investments in the first three quarters of 2002 of $80 million representing technology investment impairments based on the Company's change in business strategy and continued downturn in the technology sector. Of the total write-offs, $26 million related to WEN and $50 million related to DGC, with the remaining amounts allocated to DMS and T&D. Additionally, the Company wrote off $144 million of generation investments in the third quarter 2002, all of which was associated with the WEN segment.

   Other changes in non-cash items include the following:

  . Depreciation and amortization expense increased by $78 million primarily due to the inclusion of Northern Natural from February through July 2002 and the United Kingdom natural gas storage facilities beginning in November 2001 offset by the discontinued amortization of goodwill in 2002;

  . A reduction in Earnings (Losses) from Unconsolidated Investments of approximately $108 million related to West Coast Power;

  . Deferred income taxes are a $414 million benefit position for the nine months ended September 30, 2002, compared to an expense of $203 million in the same 2001 period, producing a $617 million decreased add-back; and

  . Risk Management activity produced a $527 million add-back, compared to a deduction of $104 million in the 2001 period. The add-backs represent cash realized for settled contracts in excess of gains recognized combined with non-cash losses realized in the period in excess of cash settlements.

   Changes in working capital had a negative impact on cash flow from operations for the nine-month period ended September 30, 2002 primarily due to the following:

  . Increased cash collateral requirements resulting from the Company's below investment grade credit rating;

  .   Settlement of foreign exchange swaps; and

  .   Amortization of liabilities associated with previous acquisitions.

   Capital Expenditures and Investing Activities. Cash provided by investing activities during the nine-month period ended September 30, 2002 totaled $350 million. Capital spending and investments in unconsolidated investments totaled $810 million and relate primarily to generation asset additions and improvements, environmental compliance and first quarter investments in technology infrastructure. Cash spent for the acquisition of Northern Natural totaled $20 million, net of cash acquired. These cash outflows were offset by $1,105 million in proceeds primarily from the sales of Northern Natural and the Hornsea UK storage facility. Other Investing activities include proceeds from the sale of the Northern Natural bonds.

   Financing Activities. Cash provided by financing activities during the nine-month period ended September 30, 2002 totaled $101 million. The Company received $205 million in cash proceeds relative to ChevronTexaco's purchase of approximately 10.4 million shares of Class B common stock in January 2002. Additional capital stock proceeds include $24 million in cash from members of senior management associated with the December 2001 private equity placement. Dividends declared and paid to holders of Class A and Class B common stock totaled $40 million and $15 million, respectively, for the nine-month period ended September 30, 2002.

   In March 2002, Illinova Corporation, a wholly owned subsidiary of Dynegy and the parent company of IP, paid $28 million in cash for shares of IP's preferred stock through a tender offer.

   Long-term debt proceeds, net of issuance costs, for the nine-months ended September 30, 2002 consisted of $496 million from the issuance of 8.75 percent senior notes due February 2012, $42 million from the construction of generation facilities and the U.S. fiber optic network and $36 million from ABG. Repayments of long-term debt totaled $570 million for the nine-months ended September 30, 2002 and consisted of the following:

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

  .   $45 million relating to ABG.

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

   Finally, other financing cash payments totaled $14 million for the nine-months ended September 30, 2002, which primarily consisted of $13 million in minority interest associated with Black Thunder prior to the June 2002 restructuring (see Note 7 to the accompanying financial statements for more information).

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

Item 4.  CONTROLS AND PROCEDURES

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

Item 5.  OTHER INFORMATION

   Our Chief Executive Officer and Chief Financial Officer have provided the required certifications of this Amendment No. 1 pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Please read Item 14. Controls and Procedures beginning on page 87 of the 2002 Form 10-K for a discussion of our disclosure controls and procedures and the material weaknesses identified in our internal controls for the preparation of our consolidated financial statements in connection with the preparation of the 2002 Form 10-K.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following instruments and documents are included as exhibits to this Form 10-Q/A:

10.1* Employment Agreement, effective as of September 16, 2002, between R. Blake Young and Dynegy
      Inc.
10.2* Employment Agreement, effective as of September 16, 2002, between Hugh A. Tarpley and Dynegy
      Inc.
10.3* Employment Agreement, effective as of October 1, 2002, between Michael R. Mott and Dynegy Inc.
10.4* Employment Agreement, effective as of October 23, 2002, between Bruce A. Williamson and Dynegy
      Inc.
99.1+ Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2+ Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

   3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 (the "Evaluation Date"); and

      (c) presented in this Amendment No. 1 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 (the "Evaluation Date"); and

      (c) presented in this Amendment No. 1 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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