Form 10-K/A
period 2002-12-31
DYNEGY INC /IL/
filed 2003-07-25
CIK 879215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DYNEGY INC. FORM 10-K/A

INTRODUCTORY NOTE

Dynegy Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to reflect the effect of the following items on our historical consolidated financial statements and related information, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed on April 11, 2003 (the “Original Filing”):

•	reclassifications necessary to present the results of our global communications and United Kingdom customer risk management businesses as discontinued operations for the three years in the period ended December 31, 2002 in accordance with Statement of Financial Accounting Standards (“Statement”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as a result of events that required us to begin accounting for such businesses as discontinued operations in the first quarter 2003;

•	reclassifications necessary to present our segment information for the three years in the period ended December 31, 2002 consistent with our current segment reporting structure, which structure was implemented beginning January 1, 2003, in order to better reflect our ongoing asset-based business operations;

•	the pro forma financial statement effect for each of the three years in the period ended December 31, 2002, as if we had adopted Statement No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2000;

•	disclosures relating to the previously reported restatement of our 2000 and 2001 financial statements. These same disclosures were included in Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed on April 11, 2003 (the “2001 Form 10-K/A”), and do not reflect additional restatements to the 2000 and 2001 financial statements as contained in the 2001 Form 10-K/A; and

•	other minor revisions.

None of the aforementioned items, which are discussed in more detail in the Explanatory Note to the accompanying consolidated financial statements beginning on page F-8, affect net income for any of the three years in the period ended December 31, 2002. Our periodic SEC reports, including this Amendment No. 1, remain subject to an ongoing review by the SEC Division of Corporation Finance.

The following Items of the Original Filing are amended by this Amendment No. 1:

Item 1.        Business

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.        Selected Financial Data

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.        Financial Statements and Supplementary Data

Item 13.      Certain Relationships and Related Transactions

Item 14.      Controls and Procedures

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE APRIL 11, 2003, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003 AND OUR CURRENT REPORTS ON FORM 8-K.

i

DYNEGY INC.

FORM 10-K/A

ii

PART I

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER APRIL 11, 2003 (THE DATE OF THE ORIGINAL FILING). SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE APRIL 11, 2003, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003 AND OUR CURRENT REPORTS ON FORM 8-K.

DEFINITIONS

As used in this Amendment No. 1, the terms listed below are defined as follows:

Amendment No. 1	Amendment No. 1 to the Dynegy Inc. Form 10-K for the year ended December 31, 2002.
AmerGen	AmerGen Energy Company, LLC
Bcf/d	Billions of cubic feet per day.
BGSL	BG Storage Limited.
Btu	British thermal unit—a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.
Cal ISO	The California Independent System Operator.
Cal PX	The California Power Exchange.
Catlin	Catlin Associates, L.L.C.
CBF	Cedar Bayou Fractionators, L.P., an entity in which we have an 88% ownership interest.
CDWR	The California Department of Water Resources.
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act.
CRM	Our customer risk management business segment.
DGC	Dynegy Global Communications, Inc.
DHI	Dynegy Holdings Inc., a wholly owned subsidiary of Dynegy Inc.
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services.
DNE	Dynegy Northeast Generation.
DOT	The U.S. Department of Transportation.
EITF	Emerging Issues Task Force.
EWGs	Exempt Wholesale Generators.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
FPA	The Federal Power Act.
GAAP	Generally Accepted Accounting Principles.
GCF	Gulf Coast Fractionators, an entity in which we have a 23% ownership interest.
GEN	Our power generation business segment.
HLPSA	The Hazardous Liquid Pipeline Safety Act.
HP	Horsepower.
ICC	Illinois Commerce Commission.
Investor	Black Thunder Investors LLC.
IP	Illinois Power Company, a wholly owned subsidiary of Illinova.
kWh	Kilowatt hours.
LMP	Locational marginal pricing methodology.
LNG	Liquefied natural gas.
LPG	Liquefied petroleum gas.
MACT	Maximum Achievable Control Technology.
MBbls/d	Thousands of barrels per day.

MGP	Manufactured Gas Plant.
MMBtu	Millions of Btu.
MMCFD	Millions of cubic feet per day.
MW	Megawatts.
NGA	The Natural Gas Act of 1938, as amended.
NGL	Our natural gas liquids business segment.
NGLs	Natural gas liquids.
NGPA	The Natural Gas Policy Act of 1978, as amended.
NGPSA	The Natural Gas Pipeline Safety Act.
NOV	Notice of Violation.
NSPS	New Source Performance Standards.
NYISO	New York Independent System Operator.
Original Filing	Dynegy Inc.’s Form 10-K for the year ended December 31, 2002 filed on April 11, 2003.
OSHA	The Federal Occupational Safety and Health Act.
PJM	Pennsylvania-New Jersey-Maryland market.
Project Alpha	A structured natural gas transaction entered into by Dynegy in April 2001.
PUCT	Public Utility Commission of Texas.
PUHCA	The Public Utility Holding Company Act of 1935.
PURPA	The Public Utilities Regulatory Policies Act of 1978.
RCRA	The Resource Conversation and Recovery Act.
QFs	“Qualifying facilities” are power generation facilities that typically sell power to a single purchaser and are generally exempt from FERC ratemaking regulation.
REG	Our regulated energy delivery segment.
RTOs	Regional transmission organizations established by the FERC to control electric transmissions facilities within a particular region.
SEC	U.S. Securities and Exchange Commission.
SERC	Southeast Electric Reliability Council.
SFAS	Statement of Financial Accounting Standards.
T&D	Transmission and Distribution.
UCAP	Unforced capacity market.
VaR	Value at Risk.
Versado	Versado Gas Processors, L.L.C.
VESCO	Venice Energy Services Company, L.L.C.
VLGCs	Very Large Gas Carriers.
WECC	Western Electricity Coordinating Council.
WEN	Wholesale Energy Network.
West Seminole	West Seminole natural gas gathering system, a Dynegy joint venture.
WTI	West Texas Intermediate.

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

Our SEC filings on Forms 10-K, 10-Q and 8-K (and amendments to such filings) are available free of charge on our website, www.dynegy.com, as soon as reasonably practicable after those reports are filed with or furnished to the SEC. The contents of our website are not intended to be, and should not be considered to be, incorporated by reference into this Amendment No. 1.

SEGMENT DISCUSSION

Beginning in 2003, we are reporting the financial results of the following four business segments:

•	Power generation;

•	Natural gas liquids;

•	Regulated energy delivery; and

•	Customer risk management.

Other reported results include corporate overhead and our discontinued communications operations. Set forth below is a discussion of each of our new business segments.

We have reported our historical segment results in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” beginning on page 59 of this Amendment No. 1 to reflect changes that we made to our reporting segments beginning January 1, 2003. In the Original Filing, we reported our historical segment results based on our 2002 business segments—Wholesale Energy Network, Dynegy Midstream Services, Transmission and Distribution and Dynegy Global Communications. As described below, the power generation operations previously included in the Wholesale Energy Network segment now comprise the Power Generation segment. The Wholesale Energy Network segment’s other former operations, to the extent such operations continue, comprise the Customer Risk Management segment. The remaining operations of our former Dynegy Global Communications segment are being reported within the “Other” category, together with corporate general and administrative expenses, income taxes and corporate interest expenses, all of which we previously allocated among our operating divisions. The natural gas liquids operations that previously comprised our Dynegy Midstream Services segment and the Illinois Power utility operations previously included within our Transmission and Distribution segment continue to be reported as their own respective segments.

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

REGIONAL SUMMARY OF OUR U.S. GENERATION FACILITIES(1)

(AS OF DECEMBER 31, 2002)

Region/Facility	Location	Total Net Generating Capacity (MW)	Primary Fuel Type	Dispatch Type
Midwest-MAIN
Baldwin	Baldwin, IL	1,751	Coal	Baseload
Havana:
Havana Units 1-5	Havana, IL	238	Oil	Peaking
Havana Unit 6	Havana, IL	428	Coal	Baseload
Hennepin	Hennepin, IL	289	Coal	Baseload
Oglesby	Oglesby, IL	60	Gas	Peaking
Stallings	Stallings, IL	77	Gas	Peaking
Tilton(2)	Tilton, IL	176	Gas	Peaking
Vermillion	Oakwood, IL	186	Coal	Baseload
Wood River:
Wood River Units 1-3	Alton, IL	139	Gas	Peaking
Wood River Units 4-5	Alton, IL	468	Coal	Baseload
Rocky Road(3)	East Dundee, IL	168	Gas	Peaking
Joppa(4)	Joppa, IL	232	Coal	Baseload

Combined		4,212
Midwest-ECAR
Michigan Power(3)	Ludington, MI	62	Gas	Baseload
Riverside	Louisa, KY	500	Gas	Peaking
Rolling Hills(5)	Wilkesville, OH	838	Gas	Peaking
Foothills	Louisa, KY	322	Gas	Peaking
Renaissance	Carson City, MI	690	Gas	Peaking
Bluegrass	Oldham Co., KY	500	Gas	Peaking

Combined		2,912
Northeast-NPCC
Roseton(6)	Newburgh, NY	1,200	Gas/ Oil	Intermediate
Danskammer:
Danskammer Units 1–2	Newburgh, NY	130	Gas/ Oil	Peaking
Danskammer Units 3-4(6)	Newburgh, NY	370	Coal/Gas	Baseload

Combined		1,700
Southeast-SERC
Calcasieu	Lake Arthur, LA	323	Gas	Peaking
Heard County	Heard County, GA	500	Gas	Peaking
Rockingham	Rockingham, NC	818	Gas/ Oil	Peaking
Hartwell(3)	Hartwell, GA	150	Gas	Peaking
Commonwealth(3)	Chesapeake, VA	170	Gas	Peaking

Combined		1,961
West-WECC
Ferndale(7)	Ferndale, WA	12	Gas	Baseload
Long Beach(8)	Long Beach, CA	265	Gas	Peaking
Cabrillo I—Encina(8)	Carlsbad, CA	483	Gas	Intermediate
Black Mountain(9)	Las Vegas, NV	43	Gas	Baseload
El Segundo:
El Segundo Units 1-2(8)(10)	El Segundo, CA	175	Gas	Intermediate
El Segundo Units 3-4(8)	El Segundo, CA	335	Gas	Intermediate
Cabrillo II:
Cabrillo II (4 units) (8)(10)	San Diego, CA	34	Gas	Peaking
Cabrillo II (9 units)(8)	San Diego, CA	93	Gas	Peaking

Combined		1,440
Texas-ERCOT
Paris(11)	Paris, TX	37	Gas	Baseload
Frontier(12)	Grimes Co., TX	83	Gas	Baseload
CoGen Lyondell	Houston, TX	610	Gas	Baseload
Oyster Creek(3)	Freeport, TX	212	Gas	Baseload

Combined		942

TOTAL		13,167

(1)	We own 100% of each unit listed except as otherwise indicated.
(2)	We lease this facility pursuant to an off-balance sheet lease arrangement that is further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements” beginning on page 48.
(3)	We own a 50% interest in this facility.
(4)	We own a 20% interest in this facility.

(5)	This facility is under construction, with completion expected in the second quarter 2003.
(6)	We lease the Roseton facility and units 3 and 4 of the Danskammer facility pursuant to a leveraged lease arrangement that is further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements” beginning on page 48.
(7)	We own a 5% interest in this facility.
(8)	We own a 50% interest in each of these facilities through West Coast Power, L.L.C., a joint venture with NRG Energy.
(9)	We own a 50% interest in this facility through a joint venture with ChevronTexaco.
(10)	We shut these units down at the end of 2002 because we deemed them no longer commercially viable.
(11)	We own a 16% interest in this facility.
(12)	We own a 10% interest in this facility.

Midwest region—Mid-America Interconnected Network Reliability Council (MAIN).    At December 31, 2002, we owned or leased interests in ten generating facilities with an aggregate net generating capacity of 4,212 MW located in Illinois within the MAIN reliability area. Eight of these facilities, which we acquired as a result of the Illinova acquisition in February 2000, are currently owned by Dynegy Midwest Generation, Inc., one of our indirect subsidiaries. DMG pledged these facilities as collateral in connection with a July 2002 amendment to our Black Thunder financing. Please read Item 8, Financial Statements and Supplementary Data, Note 10—Debt—DMG Secured Debt beginning on page F-53 for further discussion of this financing. We hold one of these facilities, the Tilton facility, through an off-balance sheet lease arrangement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements” beginning on page 48 for further discussion of this arrangement. The generating capacity of the MAIN facilities is approximately 80% baseload and 20% peaking and represents approximately 6% of the generating capacity within the MAIN region. The baseload capacity is primarily fueled by coal, with some ability to fire gas, while the remainder is primarily fueled by natural gas and oil.

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

Midwest region—ECAR.    We own or lease interests in six generating facilities with an aggregate net generating capacity of 2,912 MW located in the states of Kentucky, Michigan and Ohio. One of these facilities, the Rolling Hills facility, is under construction with commercial operation expected to begin in the second quarter 2003. The Riverside facility is leased by one of our indirect subsidiaries, Riverside Generating Company, L.L.C. In addition, the Renaissance and Rolling Hills facilities are pledged as collateral to secure a financing originated in June 2002. Please read Item 8, Financial Statements and Supplementary Data, Note 10—Debt—Renaissance and Rolling Hills Credit Facility beginning on page F-52 for further discussion of this financing. The generating capacity of the ECAR facilities is approximately 2% baseload and 98% peaking and represents approximately 2% of the generating capacity within the ECAR region. All units within the region are fueled by natural gas.

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

The New York market is subject to significant regulatory oversight and control. Our operating results may be adversely affected by changes to the current regulatory structure. For additional discussion of the impact of current regulations on the New York market, please read “—Regulation—Power Generation Regulation” beginning on page 23.

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

Of our 1,440 MW of net generating capacity in the WECC, 1,385 MW consists of our 50 percent share of the 2,770 MW portfolio of facilities owned by West Coast Power, L.L.C., a joint venture between Dynegy and NRG Energy. All of West Coast Power’s facilities are located in southern California and the generation output of the facilities is substantially covered by a contract between one of our marketing subsidiaries, as agent for the facility owners, and the California Department of Water Resources, referred to as the CDWR, which expires in December 2004. The agreement provides for a firm commitment of 600 MW of on-peak capacity and 200 MW of off-peak capacity, in each case at a fixed price. The agreement also contains a contingent component pursuant to which the CDWR can elect to reserve up to an additional 1,500 MW of on-peak capacity and 1,500 MW of off-peak capacity, subject to required minimum reservation amounts of 500 MW and 200 MW, respectively. We receive a fixed capacity payment for any contingent amounts reserved as well as payments for contingent energy actually sold, which energy payments are based on fuel, operating and maintenance and start-up costs. We may also market the energy, capacity and ancillary services output of these facilities through bilateral contracts or sell into the markets operated by the California Independent System Operator, or Cal ISO. Please read the discussion of the California electricity market below as well as Item 8, Financial Statements and Supplementary Data, Note 14—Commitments and Contingencies—FERC and Related Regulatory Investigations—Western Long-Term Contract Complaints beginning on page F-68 for a discussion of the ongoing legal challenges to the CDWR contract. West Coast Power shut down two units at these facilities, representing an aggregate capacity of 209 MW, at the end of 2002 because we deemed them no longer commercially viable.

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

Our operations in the California market are subject to numerous environmental and other regulatory restrictions. Permits issued by local air districts restrict the output of some of our generating facilities. In addition, the quantity of oxides of nitrogen emitted into the air from our California power generation facilities is regulated by local air districts in California. The specific regulations and procedures vary by district, but the air districts generally issue emissions allocations, which we refer to as “emission credits,” that allow us to produce specified quantities of emissions through the normal operations of our power generating facilities located within the respective air districts. If the quantities produced exceed those quantities that were allocated, we could be subject to mitigation fees. However, markets exist for the purchase and sale of emission credits and, from time to time, we either purchase emission credits from third parties in quantities sufficient to operate our plants within the emission guidelines of the various air districts or pay mitigation fees to the applicable air district as required.

In 1996 and 1997, the FERC issued a series of orders approving a wholesale market structure. This structure was administered by two independent non-profit corporations: the Cal ISO, responsible for operational control of the transmission system and balancing actual supply and demand in “real-time,” and the Cal PX, responsible for conducting auctions for the purchase or sale of electricity on a day-ahead or day-of basis. As part of this market restructuring, California’s distribution utilities sold essentially all of their gas-fired plants to third parties. The utilities were required to sell their remaining generation into the Cal PX markets and purchase all of their power requirements from the Cal PX markets at market-based rates approved by the FERC. The Cal PX ceased operations in January 2001 and subsequently filed for bankruptcy. The Cal ISO currently is conducting a major market redesign process that, if approved by the FERC, could change the structure of the markets operated by the Cal ISO, including changes to market monitoring and mitigation, congestion management and capacity obligations. For a discussion of litigation and other legal proceedings related to energy market restructuring in California, the impact of current regulations on our WECC facilities and related uncertainty associated with the California wholesale market, please read “—Regulation—Power Generation Regulation” beginning on page 23 and Item 8, Financial Statements and Supplementary Data, Note 14—Commitments and Contingencies—California Market Litigation beginning on page F-65 and “—FERC and Related Regulatory Investigations” beginning on page F-66.

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

Retail Supply Business.    We selectively contract with individual commercial and industrial customers to serve their load requirements in markets where we have a generation presence and where the regulatory environment supports these efforts. Our current marketing operations are directed towards Texas, Illinois and New York. We also have four contracts with The Kroger Co. to provide it with an aggregate of 100 MW of capacity in California. These contracts, which were executed by the parties during the first half of 2001, have terms of varying lengths, the longest of which extends through December 2006. Concurrently with our execution of these contracts, we entered into other contracts to provide us with the power supply to support our obligations to The Kroger Co. Please read Item 8, Financial Statements and Supplementary Data, Note 14—Commitments and Contingencies—FERC and Related Regulatory Investigations—Western Long-Term Contract Complaints beginning on page F-68 for discussion of The Kroger Co.’s legal challenges to these four contracts.

Power Generation Segment Marketing and Trading Strategy.    As previously announced, we are in the process of exiting third-party risk management aspects of the marketing and trading business. Please read “—Customer Risk Management Segment” beginning on page 19 for further discussion of this exit. Our power generation segment will continue to manage price risk through the optimization of fuel procurement and the marketing of power generated from its owned and controlled assets. As part of our commercial strategy to optimize these assets (including agency and energy management agreements to which we are a party) and to mitigate any associated risk, we will enter into various financial and other transactions and instruments, including entering into and unwinding forward hedges related to our generating capacity. We may also purchase capacity and energy to serve more efficiently our supply obligations under various contracts in each of the regions in which we operate.

Natural Gas Liquids

Our natural gas liquids segment primarily consists of our midstream asset operations, located principally in Texas, Louisiana and New Mexico, and our North American natural gas liquids marketing business. This segment has both upstream and downstream components. The upstream components include natural gas gathering and processing, while the downstream components include fractionating, storing, terminalling, transporting, distributing and marketing NGLs. We generate commodity and fee-based revenue in our upstream activities; we generate fee-based revenue downstream at our fractionation, storage, terminalling and distribution facilities; and we generate margin and commodity-based revenue in our natural gas liquids distribution and marketing operations.

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

Storage.    Our natural gas liquids storage facilities have extensive pipeline connections to third-party pipelines, third-party facilities and to our own fractionation and terminalling facilities. In addition, these storage facilities are connected to marine, rail and truck loading and unloading facilities that provide service and products to our customers. We generate fee-based revenue from our storage business by providing long-term and short-term storage services and throughput capability to affiliated and third-party domestic customers. We own and/or operate a total of 41 storage wells with an aggregate capacity of 108 MMBbls, the usage of which may be limited by brine handling capacity.

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

Transportation and Logistics.    Our natural gas liquids transportation and logistics infrastructure is made up of a wide range of transportation and distribution assets supporting the delivery requirements of our distribution and marketing business. These assets are deployed to serve our wholesale distribution terminals, fractionation facilities, underground storage facilities, pipeline injection terminals and many of the nation’s crude oil refineries. Our marine terminals, located in Texas, Florida, Mississippi and Tennessee, offer importers and wholesalers a variety of methods for transporting products to the marketplace. Our transportation assets include:

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

Distribution and Marketing Services.    Our distribution and marketing services include:

•	refinery services;

•	wholesale propane marketing; and

•	purchasing mixed NGLs and natural gas liquids products from natural gas liquids producers and other sources and selling the natural gas liquids products to petrochemical manufacturers, refineries and other marketing and retail companies.

Our refinery services business consists of providing LPG balancing services, purchasing natural gas liquids products from refinery customers and selling natural gas liquids products to various customers. In our LPG balancing operations, we use our storage, transportation, distribution and marketing assets to assist refinery customers in managing their natural gas liquids product inventories. This includes both feedstocks utilized in refinery processes and excess LPGs produced by those processes. We generally earn a margin in our refinery services operations by retaining a portion of the resale price of excess NGLs or a fixed minimum fee per gallon and by charging a fee for locating and supplying feedstocks to the refinery either based on a percentage of the cost in obtaining such supply or a minimum fee per gallon. Approximately 35% and 15% of this segment’s natural gas liquids purchases in 2002 and 2001, respectively, were from ChevronTexaco. In 2002, we sold an average of 60,000 barrels per day through our refinery services business.

We have contracts with each of ChevronTexaco’s refineries situated in El Paso, Texas, El Segundo, California, Pascagoula, Mississippi, Richmond, California, Salt Lake City, Utah and Hawaii pursuant to which we provide refinery services. All of these contracts allow us to market excess NGLs produced during the refining process. In addition, with respect to all of the refineries except Hawaii, these agreements also provide for the supply by us of NGLs to ChevronTexaco, which are utilized in its refining process. Generally, these agreements provide that we obtain on behalf of the refineries any such natural gas liquids feedstocks that they need and, in return, we are reimbursed for the cost of acquiring such feedstocks and are paid a cents-per-gallon fee for providing such services. These agreements extend through August 2006.

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

We market our own natural gas liquids production and also purchase natural gas liquids products from other natural gas liquids producers and marketers for resale. In 2002, our distribution and marketing services business sold an average of 303,000 barrels per day of NGLs in North America. We generally purchase mixed NGLs from producers at a monthly pricing index less applicable fractionation, transportation and marketing fees and resell these products to petrochemical manufacturers, refineries and other marketing and retail companies. This is primarily a physical business in which we earn margins from purchasing and selling natural gas liquids products from producers under contract. We also earn margins by purchasing and reselling natural gas liquids products in the spot and forward markets.

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

On an aggregate basis, this segment’s marketing, wholesale and global operations sold approximately 499,000 barrels per day of NGLs to approximately 740 different customers in 2002. In 2002 and 2001, approximately 28% and 23%, respectively, of our natural gas liquids sales were made to ChevronTexaco or one of its affiliates pursuant to the refinery agreements discussed above and pursuant to an agreement we have with Chevron Phillips Chemical Company. In the latter agreement, we supply most of Chevron Phillips Chemical’s natural gas liquids feedstock needs in the Mont Belvieu area and collect a cents-per-barrel fee for storage and product delivery.

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

From February 1, 2002 through July 31, 2002, this segment also included the results of Northern Natural. We acquired Northern Natural from Enron in connection with our terminated merger and sold Northern Natural to MidAmerican Energy Holdings Company in August 2002. Northern Natural is accounted for as a discontinued operation in the accompanying financial statements. Please read Item 8, Financial Statements and Supplementary Data, Note 3—Dispositions, Discontinued Operations and Acquisitions—Dispositions—Discontinued Operations—Northern Natural beginning on page F-27 for further discussion of Northern Natural.

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

IP and Trans-Elect have withdrawn the rate filing at the FERC and requested a continuance of the hearing pending an order on rehearing and a FERC ruling on a new rate application. Pending resolution of these matters by the FERC, the ICC proceedings have also been withdrawn and continued. IP is in discussions with Trans-Elect to determine the impact of the FERC order on the transaction and to determine the course of action the parties will take. Under the sale agreement, if the transaction does not close on or before July 7, 2003, either party can terminate the agreement. Because of the lead time required to receive the necessary regulatory approvals, it is unlikely that the transaction could be closed by July 7th.

Regulators historically have determined IP’s rates for electric service —the ICC at the retail level and the FERC at the wholesale level. These rates are designed to recover the cost of service and to allow IP’s shareholders the opportunity to earn a reasonable rate of return. Please read “—Regulation—Illinois Power Company” beginning on page 25 for further discussion of the regulatory environment in which IP operates, including the retail electric rate freeze that will remain in effect through 2006.

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

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Customer Risk Management—CRM Outlook” beginning on page 73 for further discussion of the potential impact of these power tolling agreements on our future results.

Corporate and Other

Our Other results include corporate governance roles and functions, which are managed on a consolidated basis, and specialized support functions such as finance, accounting, risk control, tax, corporate legal, corporate human resources, administration and technology. Corporate general and administrative expenses, income taxes and corporate interest expenses, which we previously allocated among our operating divisions, will be included in our other reported results, as well as corporate-related other income and expense items. Interest expense associated with borrowings incurred by our operating divisions, such as IP mortgage bonds or power generation facility financings, will continue to be reflected in the appropriate business segment’s results. Other results also include our discontinued global communications business.

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

Natural Gas Liquids.    Our natural gas liquids businesses face significant and varied competitors, including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, fractionators, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, purchase and marketing of NGLs, residue gas, condensate and sulfur, and transportation and storage of natural gas and NGLs. Competition typically is based on location and operating efficiency of facilities, reliability of services, delivery capabilities and price. We believe our primary competitors in this business consist of approximately 19 companies.

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

IP’s electric utility business faces significant competition brought about by the implementation of a customer choice structure in the state of Illinois. Under the Electricity Customer Choice and Rate Relief Law of 1997, commonly referred to as the Customer Choice Law, residential electricity customers were given a 15% decrease in their base electric rates beginning August 1, 1998 and an additional 5% decrease in base electric rates beginning May 1, 2002. The Customer Choice Law also implemented a return on equity collar that is further described below under “—Regulation—Illinois Power Company”. Additionally, the Customer Choice Law phased in a right of customers to choose their electricity suppliers, with specified non-residential customers being granted this right in October 1999, all then-remaining non-residential customers being granted this right beginning on December 31, 2000 and all residential customers being granted this right effective May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility are required to pay applicable transition charges to the utility through the year 2006. These charges are not intended to compensate the electric utilities for all revenues lost because of customers buying electricity from other suppliers.

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

Price volatility and other market dislocations in the California market have precipitated a number of FERC actions related to the California market, and the Western market generally, in addition to price caps and market mitigation measures. These include an investigation of gas pipeline marketing affiliate abuse in the region, focused on whether, and to what extent, price refunds are owed by Dynegy and wholesale electricity suppliers serving California, and complaints requesting the FERC to reform or void various long-term power sales contracts. As a prelude to possible initiation of a new complaint proceeding, in the Spring of 2002, the FERC began investigating whether any entity has manipulated prices for electricity or natural gas in the West, since January 1, 2000, possibly resulting in unjust and unreasonable prices under long-term power sales contracts entered into since that time. On March 26, 2003, the FERC staff issued its Final Report on Price Manipulation in Western Markets, addressing a number of issues. The FERC staff also recommended that the FERC issue orders requiring that Dynegy and 36 other market participants be required to “show cause” why their activities did not violate the Cal ISO and Cal PX tariffs. Additional matters regarding our California operations are discussed in Item 8, Financial Statements and Supplementary Data, Note 14—Commitments and Contingencies—FERC and Related Regulatory Investigations—Other FERC and California Investigations beginning on page F-67.

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

Electricity Marketing Regulation.    Our electricity marketing operations are regulated by the Federal Power Act and the FERC with respect to rates, terms and conditions of services and various reporting requirements. Current FERC policies permit trading and marketing entities to market electricity at market-based rates. While the FERC has affirmed its desire to move toward competitive markets with market-based pricing, it is currently reviewing the specifics of implementing this policy. For further discussion, please see  “—Regulation—Power Generation Regulation” beginning on page 23 above.

In December 1999, the FERC issued Order No. 2000, which addressed a number of issues relating to the regional transmission of electricity. In particular, Order No. 2000 provided for regional transmission organizations, or RTOs, to control the transmission facilities within a particular region. After a period of progress toward voluntary creation of RTOs as envisioned by the FERC, activity has slowed due to controversy and uncertainty concerning required standards and structures for such entities. Recently, the FERC proposed new rules designed to result in the adoption of generally standardized market terms and conditions governing interstate transmission and RTO operation of markets. The FERC also proposed generic standards and procedures for the interconnection of generation to the transmission grid. These proposed rules are controversial, particularly with some legislators and state regulatory bodies, and have generated significant opposition. The FERC also has directed electric industry participants to establish a single organization to assist with the development of business practices and protocols that will be needed to implement such standardized terms and conditions. It is uncertain what rules the FERC may adopt as the result of these proceedings. The impact of these RTOs on our electricity marketing operations cannot be predicted. For further discussion, please see  “—Regulation—Illinois Power Company” beginning on page 25.

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

P.A. 90-561, as amended by P.A. 92-12, requires IP to participate in an Independent System Operator, or RTO. IP has announced its intention to join PJM Interconnection, L.L.C. On July 31, 2002, the FERC issued an order approving IP’s proposal to join PJM, subject to certain conditions. In 2002, IP reached an agreement with Trans-Elect, Inc. pursuant to which IP agreed to sell its transmission assets. Please read “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Regulated Energy Delivery—REG Outlook” beginning on page 71 for further discussion of the proposed Trans-Elect transaction. Should the sale be consummated, Trans-Elect has announced its intention to place IP’s transmission assets in the Midwest Independent Transmission System Operator, Inc. Any RTO in which IP ultimately participates will be subject to the outcome of the FERC’s proceedings on standardized market terms and conditions.

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

Environmental Expenditures.    Our aggregate expenditures for compliance with laws and regulations related to the protection of the environment were approximately $82 million in 2002, compared to approximately $81 million in 2001 and approximately $121 million in 2000. We estimate that total environmental expenditures (both capital and operating) in 2003 will be approximately $52 million. A majority of our environmental expenditures relate to the federal Clean Air Act and comparable state laws and regulations. Management does not expect capital spending on environmental matters to increase materially over the near term; however, changes in environmental regulations or the outcome of litigation could result in additional requirements that could necessitate increased spending. Please read “—Environmental and Other Matters—The Clean Air Act” below for a discussion of the litigation brought by the Environmental Projection Agency against two Dynegy affiliates relating to activities at our Baldwin generating station in Illinois.

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

We believe that the Defendants have meritorious defenses to the EPA allegations and will vigorously defend against these claims. On February 18, 2003, the Court granted the Defendants’ motion for partial summary judgment based on the five-year statute of limitations. As a result of the Court’s ruling, the EPA will not be able to seek any monetary civil penalties for claims related to construction without a permit under the PSD regulations. The Order also precludes monetary civil penalties for a portion of the claims under the NSPS regulations. The Company has recorded a reserve for potential penalties that could be imposed if the EPA were to prosecute its claims successfully. Please read Item 8, Financial Statements and Supplementary Data, Note 14—Commitments and Contingencies—Baldwin Station Litigation beginning on page F-64 for further discussion of this lawsuit.

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

Pipeline Safety.    In addition to environmental regulatory issues, the design, construction, operation and maintenance of some of our pipeline facilities is subject to the safety regulations established by the Secretary of the U.S. Department of Transportation pursuant to the Natural Gas Pipeline Safety Act and the Hazardous Liquid Pipeline Safety Act, or by state regulations meeting the requirements of the NGPSA and the HLPSA, or to similar statutes, rules and regulations in Canada or other jurisdictions. In December 2000, the DOT adopted new regulations requiring operators of interstate pipelines to develop and follow an integrity management program that provides for continual assessment of the integrity of all pipeline segments that could affect so-called “high consequence” environmental impact areas, through periodic internal inspection, pressure testing or other equally effective assessment means. An operator’s program to comply with the new rule must also provide for periodically evaluating the pipeline segments through comprehensive information analysis, remediating potential problems found through the required assessment and evaluation, and assuring additional protection for the high consequence segments through preventative and mitigative measures. The requirements of this new DOT rule will likely increase the costs of pipeline operations. We believe that such costs will not be material to our financial position or results of operations.

In the wake of the September 11, 2001 terrorist attacks on the United States, the DOT has developed a security guidance document and has issued a security circular that defines critical pipeline facilities and appropriate countermeasures for protecting them, and explains how the DOT plans to verify that operators have taken appropriate action to implement satisfactory security procedures and plans. Using the guidelines provided by the DOT, we have specifically identified certain of our facilities as DOT “critical facilities” and therefore potential terrorist targets. In compliance with the DOT guidance, we are performing vulnerability analyses on such facilities. Additional security measures and procedures may be adopted or implemented upon completion of these analyses, and any such measures or procedures have the potential for increasing our costs of doing business. Regardless of the steps taken to increase security, however, we cannot be assured that our facilities will not become the subject of a terrorist attack. Please read “—Operational Risks and Insurance” beginning on page 31 for further discussion.

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

Subject to resolution of the complaints filed by the EPA and the DOJ against IP and DMG, which are described in Item 8, Financial Statements and Supplementary Data, Note 14—Commitments and Contingencies—Baldwin Station Litigation beginning on page F-64, management believes that it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statutes, regulations, orders and rules. Further, to management’s knowledge, other than the previously referenced complaints, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to our assets or pertaining to any indemnification obligations with respect to properties previously owned or operated by us, which could reasonably be expected to have a material adverse effect on our operations and financial condition.

OPERATIONAL RISKS AND INSURANCE

We are subject to all risks inherent in the various businesses in which we operate. These risks include, but are not limited to, explosions, fires, terrorist attacks, product spillage, weather, nature and the public, which could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility. We maintain general public liability, property/boiler and machinery and business interruption insurance in amounts that we consider to be adequate for such risks. Such insurance is subject to deductibles that we consider reasonable and not excessive given the current insurance market environment. The costs associated with these insurance coverages have increased significantly during recent periods, and may continue to increase into the future. The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. In addition, the terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to those attacks have made some types of insurance, particularly terrorism and business interruption insurance, more difficult or costly to obtain. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11, 2001. While we currently maintain levels and types of insurance that we believe to be prudent under current insurance industry market conditions, our potential inability to secure these levels and types of insurance into the future could negatively impact our business operations and financial stability, particularly if an uninsured loss were to occur. No assurance can be given that we will be able to maintain these levels of insurance in the future at rates we consider commercially reasonable.

In our CRM segment, we also face market, price, credit and other risks relative to our orderly exit from third-party risk-management aspects of the gas and power marketing and trading business. Please read Item 7A, Quantitive and Qualitative Disclosures About Market Risk for further discussion of these risks.

In addition to these commercial risks, we also face the risk of reputational damage and financial loss as a result of inadequate or failed internal processes and systems. A systems failure or failure to enter a transaction properly into the records and systems may result in an inability to settle a transaction in a timely manner or cause a contract breach. Our inability to implement the policies and procedures that we have developed to minimize these risks could increase our potential exposure to reputational damage in the industries in which we compete and to financial loss. Please read Item 14, Controls and Procedures beginning on page 84 for further discussion of our internal control systems and the efforts that we are undertaking with respect to such systems.

SIGNIFICANT CUSTOMER

For the years ended December 31, 2002, 2001 and 2000, approximately 15%, 10% and 13% of our consolidated revenues and approximately 42%, 45% and 41% of our consolidated cost of sales were derived from transactions with ChevronTexaco and its subsidiaries. No other customer accounted for more than 10% of our consolidated revenues or consolidated cost of sales during 2002, 2001 or 2000.

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

Beginning with the third quarter 2002, our Board of Directors elected to cease payment of a common stock dividend. Payments of dividends for subsequent periods will be at the discretion of the Board of Directors, but we do not foresee reinstating the dividend in the near-term. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends on Preferred and Common Stock” beginning on page 56 for further discussion. Please also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Restructuring” beginning on page 42 for a discussion of dividend limitations contained in our restructured credit facility.

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

Sales of Unregistered Securities

December 2001 Equity Purchases.    In December 2001, ten members of our senior management purchased approximately 1,260,000 shares of Class A common stock from us in a private placement pursuant to Section 4(2) of the Securities Act of 1933. These officers received loans totaling approximately $25 million from us to purchase the common stock at a price of $19.75 per share, the same price as the net proceeds per share received by us from a concurrent public offering. The loans bear interest at 3.25 percent per annum and are full recourse to the borrowers. Such loans are accounted for as subscriptions receivable within stockholders’ equity on the consolidated balance sheets. We recognized compensation expense in 2001 of approximately $1.2 million related to the shares purchased by these officers. This amount, which was recorded as general and administrative expense, is derived from the $1.00 per share discount these officers received based on the initial public offering price of $20.75 per share.

Other Unregistered Common Stock Sales.    In March 2001, we sold nearly 1.2 million shares of Class B common stock to Chevron at $34.93 per share in a private transaction under Section 4(2) of the Securities Act pursuant to the exercise of its pre-emptive rights under the shareholder agreement. The proceeds from this transaction were approximately $41 million.

During 2000, we sold approximately 4.2 million shares of Class B common stock to Chevron at a weighted average price per share of $25.65 in private transactions under Section 4(2) of the Securities Act pursuant to the exercise of its preemptive rights under the shareholder agreement. Additionally, Chevron purchased approximately 8.4 million shares of Class B common stock at $23.91 per share in a private transaction under Section 4(2) of the Securities Act concurrent with the acquisition of Illinova in February 2000. Total net proceeds to us from these 2000 sales approximated $310 million.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2002 as it relates to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	22,452,885	$19.38	14,694,779
Equity compensation plans not approved by security holders (1)	5,629,380	$26.16	4,574,539

Total	28,082,265	$20.74	19,269,318

(1)	The plans that were not approved by our security holders are as follows: Extant Plan, Dynegy 2001 Non-Executive Stock Incentive Plan and Dynegy UK Plan. Please read Item 8, Financial Statements and Supplementary Data, Note 16—Capital Stock—Stock Options beginning on page F-81 for a brief description of our equity compensation plans, including these plans which were not approved by our security holders.

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

The information contained in the table below has been revised primarily to reflect the reclassification relating to discontinued operations as further described in the Introductory Note to this Amendment No. 1. Please also read the Explanatory Note to the accompanying financial statements beginning on page F-8 for a discussion of the previously reported restatement of our 1998-2001 consolidated financial statements.

Dynegy’s Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998(7)
		(Restated)	(Restated)	(Restated)	(Restated)
	($ in millions, except per share data)
Statement of Operations Data(1):
Revenues(6)	$5,516	$8,878	$8,204	$4,695	$3,807
General and administrative expenses	325	420	312	208	175
Depreciation and amortization expense	466	456	390	115	113
Asset impairment, abandonment and other charges	190	—	—	—	10
Goodwill impairment	897	—	—	—	—
Operating income (loss)	(1,141)	967	766	184	100
Interest expense	(297)	(255)	(247)	(77)	(75)
Income tax provision (benefit)	(276)	357	234	41	63
Net income (loss) from continuing operations	(1,349)	486	409	93	57
Income (loss) on discontinued operations(3)	(1,154)	(82)	27	44	30
Cumulative effect of change in accounting principle	(234)	2	—	—	—
Net income (loss)	$(2,737)	$406	$436	$137	$87
Net income (loss) available to common stockholders	(3,067)	364	401	137	87
Earnings (loss) per share from continuing operations	$(4.59)	$1.31	$1.18	$0.41	$0.25
Net income (loss) per share	(8.38)	1.07	1.27	0.60	0.38
Shares outstanding for diluted EPS calculation	418	340	315	230	227
Cash dividends per common share	$0.15	$0.30	$0.25	$0.04	$0.04
Cash Flow Data:
Cash flows from operating activities	$(25)	$550	$420	$40	$251
Cash flows from investing activities	677	(3,828)	(1,539)	(391)	(295)
Cash flows from financing activities	(44)	3,450	1,131	399	50
Cash dividends or distributions to partners, net	(55)	(98)	(112)	(8)	(8)
Capital expenditures, acquisitions and investments	(981)	(4,687)	(2,415)	(521)	(478)

	December 31,
	2002	2001	2000	1999	1998
		(Restated)	(Restated)	(Restated)	(Restated)
	($ in millions)
Balance Sheet Data (2):
Current assets	$7,586	$8,956	$10,827	$2,658	$2,117
Current liabilities	6,748	8,538	10,286	2,467	2,026
Property and equipment, net	8,389	9,201	7,081	2,090	1,932
Total assets	20,030	25,168	22,662	6,451	5,264
Long-term debt (excluding current portion)	5,454	5,016	3,754	1,372	953
Notes payable and current portion of long-term debt	861	458	118	192	135
Non-recourse debt	—	—	—	35	94
Serial preferred securities of a subsidiary	11	46	46	—	—
Company obligated preferred securities of subsidiary trust	200	200	300	200	200
Series B convertible preferred securities(4)	1,212	882	—	—	—
Minority interest(5)	146	1,040	1,022	—	—
Capital leases not already included in long-term debt	15	29	15	—	—
Total equity	2,087	4,937	3,441	1,240	1,073

(1)	The following acquisitions were accounted for in accordance with the purchase method of accounting and the results of operations attributable to the acquired businesses are included in our financial statements and operating statistics beginning on the acquisitions’ effective date for accounting purposes:
•	Northern Natural – February 1, 2002;
•	BGSL – December 1, 2001;
•	iaxis – March 1, 2001;
•	Extant – October 1, 2000; and
•	Illinova – January 1, 2000
(2)	The Northern Natural, BGSL, iaxis, Extant and Illinova acquisitions were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. See note (1) above for respective effective dates.
(3)	Discontinued operations includes the results of operations from the following businesses:
•	Northern Natural (sold August 2002);
•	UK Storage—Hornsea facility (sold October 2002) and Rough facility (sold November 2002);
•	DGC Asia (sold November 2002); and
•	Global Liquids (sold December 2002).

In addition, during the first quarter 2003, we began to report the results of operations of our U.K. CRM operations and the remaining components of our global communications operations as discontinued operations in accordance with Statement No. 144. Accordingly, we have reclassified prior period amounts to reflect this accounting treatment. For further discussion, please read Item 8, Financial Statements and Supplementary Data, Note 3—Dispositions, Discontinued Operations and Acquisitions—Discontinued Operations beginning on page F-27.

(4)	The 2002 amount equals the $1.5 billion in proceeds related to the Series B convertible preferred securities less the $660 million implied dividend recognized in connection with the beneficial conversion option plus $372 million in accretion of the implied dividend through December 31, 2002. The 2001 amount equals the $1.5 billion in proceeds less the $660 million implied dividend plus $42 million in accretion of the implied dividend through December 31, 2001. Please read Item 8, Financial Statements and Supplementary Data, Note 13—Redeemable Preferred Securities—Series B Convertible Preferred Securities beginning on page F-61 for further discussion.
(5)	The 2001 and 2000 amounts include amounts relating to the Black Thunder transaction discussed in Item 8, Financial Statements and Supplementary Data, Note 10—Debt—DMG Secured Debt beginning on page F-53.
(6)	As further discussed in Item 8, Financial Statements and Supplementary Data, Note 2—Accounting Policies—Revenue Recognition beginning on page F-21, revenue amounts have been restated to reflect the adoption of the net presentation provisions in EITF 02-03.
(7)	The consolidated financial statements for the year ended December 31, 1998 were audited by other independent accountants who have ceased operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Dynegy Inc. (“Dynegy,” “we,” “us” or “our” ) and the notes thereto included herein. As discussed in the Introductory Note to this Amendment No. 1, certain financial and other information contained herein has been revised to reflect the reclassifications and other revisions described in the Explanatory Note to the accompanying consolidated financial statements. Please read the Explanatory Note for a discussion of these items as well as the previously reported restatement of our 1998-2001 consolidated financial statements.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER APRIL 11, 2003 (THE DATE OF THE ORIGINAL FILING). SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE APRIL 11, 2003, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003 AND OUR CURRENT REPORTS ON FORM 8-K.

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

•   Sale of portions of the Canadian marketing and trading business

December 2002	• Extension of $106 million of the original $200 million Renaissance and Rolling Hills interim financing

Date	Initiative

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

The foregoing description of the material terms of our new credit facility and related ancillary documents is qualified in its entirety by reference to the definitive agreements governing the credit facility, which are filed as exhibits to this Amendment No. 1.

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

The following table lists our third-party debt obligations, including our DNE leveraged lease and Tilton lease, as of April 2, 2003, indicating whether such obligations are secured or unsecured (in millions):

DHI Revolving Credit Facility (1)	Secured	$1,045
DHI Term A Facility	Secured	200
DHI Term B Facility	Secured	360
ABG Gas Supply Credit Facility (Project Alpha)	Secured	250
CoGen Lyondell Credit Facility	Secured	170
DNE Lease Financing (3)	Secured	763
Dynegy Midwest Generation Financing (Black Thunder)	Secured	739
Riverside Credit Facility	Secured	190
Renaissance/Rolling Hills Credit Facility	Secured	106

Total Secured DHI Debt		3,823

DHI Senior Notes	Unsecured	2,000
Trust Preferred Securities	Unsecured	200

Total Unsecured DHI Debt		2,200

Total DHI Debt		6,023

IP Mortgage Bonds and Pollution Control Bonds	Secured	1,635
Transitional Funding Trust Notes	Secured	497
IP Bank Debt	Unsecured	100
Tilton Lease Financing	Secured	81

Total IP Debt		2,313

Illinova Corp. Senior Notes	Unsecured	95

Total Dynegy Third-Party Debt		$8,431	(2)

(1)	Includes $405 million in letters of credit outstanding.
(2)	This approximately $8.4 billion in debt obligations reconciles to the approximately $6.3 billion in Long-Term Debt, Transitional Funding Trust Notes and Notes Payable and Current Portion of Long-Term Debt included in our Consolidated Balance Sheets as follows (in millions):
(3)	Represents the present value of future lease payments using a 10% discount rate.

Notes payable and current portion of long-term debt (12/31/02)	$861
Long-term debt and Transitional funding trust notes (12/31/02)	5,454

6,315
DNE lease financing	763
Tilton lease financing	81
Trust Preferred Securities	200
Issuance of $150 million of IP 11.5% mortgage bonds due 2010	150
Payments of debt maturities since 12/31/02	(153)
Letters of credit issued under restructured DHI bank credit facility	405
Additional borrowings under restructured DHI bank credit facility	840
Elimination of debt outstanding under former DHI revolving credit facilities	(128)
Other	(42)

Total Dynegy Third-Party Debt	$8,431

Debt Maturities.    The restructuring and extension of our bank credit facilities has substantially reduced our 2003-2004 maturities.

The following tables list our quarterly debt maturities through 2005 as of April 2, 2003 (amounts are approximated and presented in millions):

	2003 Maturities
	2nd Quarter	3rd Quarter	4th Quarter	Total
IP Transitional Funding Trust Notes (1)	$22	$22	$22	$66
Black Thunder Financing (2)	22	22	22	66
Project Alpha Financing (3)	19	19	19	57
IP Mortgage Bonds	—	190	—	190
Renaissance/Rolling Hills Financing Facilities (4)	106	—	—	106
IP Bank Facility	100	—	—	100

	$269	$253	$63	$585

	2004 Maturities
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
IP Transitional Funding Trust Notes (1)	$22	$22	$22	$22	$88
Black Thunder Financing (2)	22	18	18	18	76
Project Alpha Financing (3)	20	20	20	20	80
Illinova 7.125% Senior Notes	95	—	—	—	95
IP Tilton Lease	—	—	81	—	81

	$159	$60	$141	$60	$420

	2005 Maturities
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revolving and Term A Portion of Restructured Credit Facilities (5)	$1,245	$—	$—	$—	$1,245
IP Transitional Funding Trust Notes (1)	22	22	22	22	88
Black Thunder Financing (2)	18	2	577	—	597
Project Alpha Financing (3)	21	21	21	22	85
DH1 8.125% Senior Notes	300	—	—	—	300
DH1 6.750% Senior Notes	—	—	—	150	150
IP 6.75% Mortgage Bonds	70	—	—	—	70
CoGen Lyondell Facility	—	—	170	—	170
Term B Portion of Restructured Credit Facilities (Formerly U.S. Communications Network Debt)	—	—	—	360	360

	$1,676	$45	$790	$554	$3,065

(1)	Reflects required quarterly payments made with cash set aside from IP customer billings.
(2)	Reflects required quarterly payments under Dynegy’s Black Thunder financing as further described in Item 8, Financial Statements and Supplementary Data, Note 10—Debt—DMG Secured Debt beginning on page F-53.
(3)	Reflects required payments associated with Project Alpha as further described in Item 8, Financial Statements and Supplementary Data, Note 10—Debt—ABG Gas Supply Credit Agreement beginning on page F-52.
(4)	We recently agreed to prepay this $106 million on April 16, 2003.
(5)	Includes $405 million of outstanding letters of credit.

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

DNE Leveraged Lease.    As described in Item 1. Business—Power Generation—Northeast Region beginning on page 7, we acquired the DNE power generating facilities in January 2001 from Central Hudson Gas & Electric Corporation, Consolidated Edison Company of New York, Inc. and Niagara Mohawk Power Corporation. These facilities consist of a combination of base-load, intermediate and peaking facilities aggregating 1,700 MW and are located in Newburgh, New York, approximately 50 miles north of New York City. The aggregate purchase price for the facilities was approximately $950 million and included a transitional obligation to provide power to Central Hudson through October 2004.

In May 2001, we entered into a sale-leaseback transaction relating to these facilities in order to provide us with long-term financing for our acquisition, which established our physical presence as a generator in the Northeastern region of the United States. Pursuant to this transaction, which was structured as a sale-leaseback in order to maximize the value of the facilities and to transfer ownership to the purchaser, we sold for approximately $920 million four of the six generating units comprising these facilities to Danskammer OL LLC and Roseton OL LLC, each of which was newly formed by an unrelated third-party investor, and concurrently agreed to lease them back from these entities, which we refer to as the owner lessors. The owner lessors used $138 million in equity funding from the third-party investor to fund a portion of the purchase of the respective facilities. The remaining $800.4 million of the purchase price and the related transaction expenses was derived from proceeds obtained in a private offering of pass-through trust certificates issued by two of our subsidiaries, Dynegy Danskammer, L.L.C. and Dynegy Roseton, L.L.C., who serve as lessees of the applicable facilities. The pass-through trust certificates were sold to qualified institutional buyers in a private offering and the proceeds were used to purchase debt instruments, referred to as lessor notes, from the owner lessors. The lease payments on the facilities support the principal and interest payments on the pass through trust certificates, which are ultimately secured by a mortgage on the underlying facilities.

As of December 31, 2002, future lease payments are $60 million for each year 2003 through 2006, with $1.3 billion in the aggregate due during the period 2007 through lease expiration. The Roseton lease expires on February 8, 2035 and the Danskammer lease expires on May 8, 2031. We do not have an option to purchase the leased facilities at the end of their respective lease terms. DHI has guaranteed the lessees’ payment and performance obligations under their respective leases on a senior unsecured basis. At December 31, 2002, the present value (discounted at 10%) of future lease payments was $763 million.

The following table sets forth our lease expenses and lease payments relating to these facilities for the periods presented.

	($ in millions)
	2002	2001
Lease Expense	$50	$34
Lease Payments (Cash Flows)	$60	$30

If one or more of the leases were to be terminated because of an event of loss, because it had become illegal for the applicable lessee to comply with the lease or because a change in law had made the facility economically or technologically obsolete, DHI would be required to make a termination payment in an amount sufficient to redeem the pass through trust certificates related to the unit or facility for which the lease was terminated at par plus accrued and unpaid interest. The current termination payment at par would be $999 million, which is in excess of the consideration we received on the sale of the facilities. The likelihood that DHI could make this termination payment would depend on the amount of cash it had on hand at the time such payment would be required as well as its ability to access the capital markets or to otherwise obtain the necessary financing within the confines of its recently restructured credit agreement. Alternatively, if one or more of the leases were to be terminated because we determine, for reasons other than as a result of a change in law, that it has become economically or technologically obsolete or that it is no longer useful to our business, DHI would be required to redeem the related pass through trust certificates at par plus a make-whole premium in an amount equal to the discounted present value of the principal and interest payments still owing on the certificates being redeemed less the unpaid principal amount of such certificates at the time of redemption. For this purpose, the discounted present value would be calculated using a discount rate equal to the yield to maturity on the most comparable U.S. treasury security plus 50 basis points.

Tilton Lease Arrangement.    In September 1999, IP entered into an $81 million operating lease on four gas turbines located in Tilton, Illinois and a separate land lease at the Tilton site. These facilities consist of peaking units totaling 176 MW of capacity. The operating lease runs until September 2004. IP is providing a minimum residual value guarantee on the lease of approximately $70 million. At the expiration of the lease agreement IP has the option to purchase or sell the turbines to terminate the lease. If IP does not purchase the turbines it must deliver the turbines as prescribed under the lease and make a payment to the lessor to the extent the sales price is less than its residual value guaranty. If at the end of the operating lease term IP does not elect to purchase the leased assets, IP is also responsible for dismantling the facility for the benefit of the lessor. At the expiration of the land lease, we may have the obligation to restore the property to its original condition. We estimate the undiscounted costs of any such dismantling to be $8 million and the costs of any such land remediation to be $2 million and have included this amount in the cumulative effect adjustment relating to our adoption of Statement No. 143 effective January 1, 2003. In October 1999, IP sublet the turbines including all payment obligations under the lease to DMG.

The following table sets forth our lease expenses and lease payments relating to the Tilton facility for the periods presented.

	($ in millions)
	2002	2001
Lease Expense	$2.7	$4.3
Lease Payments (Cash Flows)	$2.7	$4.3

Interest Expense

We have recognized interest expense of $297 million, $255 million and $247 million for the years 2002, 2001 and 2000, respectively. Our interest expense in 2003 and thereafter will reflect the increased cost of borrowing in our restructured credit facility. Generally, borrowings under the restructured credit facility will bear interest, at our option, at (i) a base rate plus 3.75% per annum or (ii) LIBOR plus 4.75% per annum. Pricing on letters of credit has increased from 50 basis points under DHI’s former $400 million credit facility and 200 basis points under DHI’s former $900 million credit facility to approximately 475 basis points under the restructured credit facility. Further contributing to our anticipated increase in interest expense in 2003 is our expectation that we will issue letters of credit in support of our marketing and trading obligations, which will be outstanding for the full year, as compared to the similar requirements that we faced beginning in mid-2002. Interest expense in 2003 will also reflect higher costs from IP’s December 2002 issuance of $550 million in mortgage bonds (12% effective interest rate compared to average 2002 IP mortgage bond interest rate of 5.81%). We anticipate that we will recognize net interest expense of approximately $463 million in 2003.

Operating Cash Flows

Our net cash flows from operations for the years 2002, 2001 and 2000 were $(25) million, $550 million and $420 million, respectively. As discussed above, we posted significant amounts of collateral, particularly in the latter half of 2002, to support our marketing and trading and asset-based businesses. The amount of collateral posted increased from $470 million at the end of 2001 to $1.2 billion at the end of 2002. This increase is reflected in the cash flow statement as a reduction in operating cash flow. Operating cash flow in 2002 was also negatively impacted during 2002 by the factors that negatively affected our results of operations, particularly low power prices and decreased liquidity in trading markets. Please read “—Results of Operations” beginning on page 59 for further discussion.

We expect that our exit from the third-party marketing and trading business will result in benefits to operating cash flow in 2003, particularly with respect to gas inventories held in storage that were sold in the first quarter. Our operating cash flows in 2003 and thereafter also will continue to reflect the expected negative cash flow associated with our eight power tolling arrangements. Please read “—Results of Operations—Customer Risk Management—CRM Outlook” beginning on page 73 for further discussion of these arrangements. The cash flow of our asset-based operations will be significantly affected by the price realized for power and the relationship of prices for power and for natural gas or other generating fuels.

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

General Financial Obligations as of December 31, 2002

	Payments Due By Period
	($ in millions)
Cash Obligations*	Total	2003	2004	2005	2006	2007	Thereafter
Notes Payable and Current Portion of Long Term Debt (1)	$861	$861	$—	$—	$—	$—	$—
Long Term Debt (1)	5,454	—	343	1,813	314	270	2,714
Series B Preferred Stock (1)	1,500	1,500	—	—	—	—	—
Other Mezzanine Preferred Securities (1)	211	—	—	—	—	—	211
Operating Leases (2)	204	38	33	31	29	27	46
Other Long Term Obligations (3)	13	6	5	1	1	—	—

Total General Financial Obligations	$8,243	$2,405	$381	$1,845	$344	$297	$2,971

*	Cash obligations herein are not discounted and do not include related interest, accretion or dividends.

(1)	Total amounts are included in the December 31, 2002 Consolidated Balance Sheet. For additional explanation, please read Item 8, Financial Statements and Supplementary Data, Note 10—Debt beginning on page F-47.
(2)	Includes minimum lease payment obligations associated with office and office equipment leases.
(3)	Includes decommissioning costs related to IP’s sale of its Clinton nuclear facility in 1999 and decommissioning charges associated with IP’s use of a facility that enriched uranium for the Clinton Power Station.

The following table provides a summary of our contingent financial commitments as of December 31, 2002. These commitments represent contingent obligations that may require a payment of cash upon certain pre-defined events.

Contingent Financial Commitments as of December 31, 2002

	Expiration By Period
	($ in millions)
Contingent Obligations*	Total	2003	2004	2005	2006	2007	Thereafter
Letters of Credit (1)	$897	$897	$—	$—	$—	$—	$—
Surety Bonds (2)	114	33	15	—	—	66	—
Guarantees (3)	245	40	83	13	13	13	83

Total Financial Commitments	$1,256	$970	$98	$13	$13	$79	$83

*	Contingent obligations are presented on an undiscounted basis.

(1)	Amounts include outstanding letters of credit and uncommitted credit lines.
(2)	Surety bonds are generally on a rolling twelve-month basis.
(3)	Amounts include a $70 million residual value guarantee related to the Tilton lease arrangement. Based on the current estimated fair value of the underlying assets, the Company does not anticipate funding such amounts. Amounts also include two lease arrangements relating to VLGCs utilized in the NGL Segment that have been subchartered to a wholly owned subsidiary of Transammonia Inc. for the remaining lease term in connection with the sale of the global liquids business.

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

As described elsewhere in this annual report, we are in the process of exiting from third-party risk-management aspects of the marketing and trading business. Approximately $3.8 billion of the “Capacity Payments” included below represents the future value of capacity payments pursuant to the power tolling arrangements described in Item 1. Business—Customer Risk Management beginning on page 19. The discounted value of these payments (based on a LIBOR-based discount rate) totaled $2.7 billion. Based on current estimates, the discounted fair value of the capacity payments under these arrangements exceeded the market value of electricity available for sale under these arrangements at December 31, 2002 by approximately $501 million. This amount includes tolling payments that are reflected at fair value on our Consolidated Balance Sheet in “Risk-Management Assets” or “Risk-Management Liabilities” for those contracts that are accounted for using mark-to-market accounting as well as amounts relating to contracts that are accounted for on an accrual basis, each as determined by the applicable contractual terms and in accordance with generally accepted accounting principles. At December 31, 2002, approximately 60 percent of the $3.8 billion of aggregate tolling capacity payments are accounted for on an accrual basis and approximately three-fourths of the $501 million noted above is attributable to contracts accounted for under the accrual method. Upon the adoption of EITF 02-03, as more fully described in Item 8, Financial Statements and Supplementary Data, Note 2—Accounting Policies—Revenue Recognition beginning on page F-21, substantially all of our tolling arrangements will be accounted for on an accrual basis beginning January 1, 2003. We will continue our efforts to renegotiate or terminate some of these arrangements, which we will account for going forward in our CRM segment. Please read “—Results of Operations—Customer Risk Management—CRM Outlook” beginning on page 73 for further discussion of the anticipated effects of these arrangements on our future results of operations.

Commercial Financial Obligations as of December 31, 2002

	Payments Due By Period
	($ in millions)
Cash Obligations*	Total	2003	2004	2005	2006	2007	Thereafter
Operating Leases (1)	$1,558	$63	$63	$60	$60	$108	$1,204
Unconditional Purchase Obligations (2)	134	66	21	4	4	3	36
Capacity Payments (3)	4,437	327	302	309	323	324	2,852
Conditional Purchase Obligations (4)	483	6	111	116	121	104	25
Other Long Term Obligations	21	3	3	3	3	3	6

Total Commercial Financial Obligations	$6,633	$465	$500	$492	$511	$542	$4,123

*	Cash obligations are presented on an undiscounted basis.

(1)	Amounts include the minimum lease payment obligations associated with the lease arrangements relating to our DNE generation facilities and our Tilton generating facility.
(2)	Amounts include natural gas, coal, systems design, various maintenance agreements and power purchase agreements.
(3)	Capacity payments include future values of payments aggregating $3.8 billion under our power tolling arrangements. Other capacity payments totaling approximately $676 million include fixed obligations associated with transmission, transportation and storage arrangements.
(4)	Amounts include our obligations as of December 31, 2002 to purchase 14 gas-fired turbines. Commitments under the turbine purchase orders are payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide us with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The amounts herein assume all 14 turbines will be purchased. However, we can cancel these arrangements at any time, subject to a termination fee. If we had terminated the turbine purchase orders at December 31, 2002, the termination fee would have been approximately $48 million, reducing our conditional purchase commitment by $435 million. During the first quarter 2003, we renegotiated these turbine commitments. Under the new arrangements, cash obligations total $6 million in 2003, zero in 2004, $147 million in 2005, $193 million in 2006, $113 million in 2007 and $24 million in 2008. The termination payment remains at approximately $48 million through the first quarter 2004 and is subject to variable escalation thereafter.

IP has entered into other generating unit-specific contracts that stipulate fixed payments for the supply of power as well as variable payments for the reimbursement of operating costs. Because the costs associated with these arrangements are currently included in IP’s revenue requirements under its rate-making process, we have not included the associated obligations in the table above.

We have entered into various joint ventures principally for the purpose of sharing risk or to optimize existing commercial relationships. These joint ventures maintain independent capital structures and have financed their operations on a non-recourse basis to us. Please read Item 8, Financial Statements and Supplementary Data, Note 8—Unconsolidated Investments, beginning on page F-42, for further discussion of these joint ventures.

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

$414

Included within the Power Generation segment’s capital budget are $60 million of funds to complete the Rolling Hills power plant, which is under construction and expected to begin commercial operation during the second quarter 2003. This natural gas-fired facility, located in Ohio, will provide 838 MW of generation capacity.

Our capital expenditures in 2003 and beyond will be limited by negative covenants contained in our restructured credit agreements. These covenants place specific dollar limitations on our ability to incur capital expenditures except in our Regulated Energy Delivery segment. Please read “—Bank Restructuring” beginning on page 42 for further discussion.

During 2002, our actual capital expenditures were as follows:

2002 Actual Capital Expenditures

Segment or Category	($ in millions)
Power Generation	$554
Natural Gas Liquids	94
Regulated Energy Delivery	152
Other	147

$947

Capital spending during 2002 for the GEN segment related primarily to our generation assets, the most significant of which were approximately as follows:

•	Rolling Hills—$195 million;

•	Wood River—$52 million;

•	Baldwin—$51 million;

•	Renaissance—$46 million;

•	Bluegrass—$33 million;

•	Foothills—$28 million; and

•	Various other generation asset-related investments aggregating $149 million.

NGL segment capital expenditures of approximately $94 million were primarily related to gas plants and liquids marketing assets, the most significant of which were $29.2 million for the expansion of the Chico gas plant, $7.8 million at the Cedar Bayou fractionator, $6.9 million at the Mont Belvieu terminal and $6.3 million for the Hackberry LNG project, which we have agreed to sell to Sempra.

REG segment capital expenditures of approximately $152 million included $141 million of spending at IP and $11 million related to Northern Natural. For IP, $80 million was spent on electric and gas distribution, $18 million was spent on electric and gas transmission, $24 million was spent on information technology and $19 million was spent on other support and infrastructure.

Other consists of $83 million in capital expenditures associated with the communications business, of which $39 million relates to the U.S. fiber optic network and $44 million primarily relates to network hardware and software spending, including $27 million in the U.S., $14 million in Europe and $3 million in Asia. The remaining $64 million primarily relates to $54 million in spending on information technology and $10 million in our CRM segment.

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

Our credit ratings were lowered several times during 2002 by each of the major credit rating agencies. In taking these actions, including those made subsequent to the announcement of our capital plan, the rating agencies generally cited concerns over, among other things, the level of cash flows that we will be able to generate from our continuing businesses relative to our significant financial leverage, our ability to address our substantial near-term debt maturities, uncertainties surrounding our ongoing litigation and government investigations and the restatement of our 1999-2001 financial statements and the likelihood that the renewal of our revolving credit facilities would require a granting of collateral that would subordinate the unsecured bond holders. Most recently, on March 10, 2003, Fitch lowered its ratings on Dynegy and our subsidiaries, indicating that the downgrades anticipated the successful renewal and restructuring on a secured basis of our maturing credit facilities and U.S. communications network financing. Currently, our credit ratings are at least six notches below investment grade at Standard & Poor’s, Moody’s and Fitch. Additionally, our ratings remain on negative watch for further downgrade by both Standard & Poor’s and Fitch; Moody’s rates us with a negative outlook.

As of April 2, 2003, our senior unsecured debt ratings, as assessed by the three major credit rating agencies, were as follows:

Rated Enterprises	Standard & Poor’s	Moody’s	Fitch
Senior Unsecured Debt Rating:
Dynegy Holdings Inc.(1)	CCC+	Caa2	CCC+
Dynegy Inc.(2)	CCC+	Ca	CCC+
Illinois Power(3)	Not Rated	Caa1	CCC+
Illinova Corporation(4)	CCC+	Caa2	CCC+

(1)	Dynegy Holdings Inc. is the primary debt financing entity for the enterprise. This entity is a subsidiary of Dynegy Inc. and is a holding company that includes substantially all of the operations of the GEN, NGL and CRM segments.
(2)	Dynegy Inc. is the parent holding company. This entity generally provides financing to the enterprise through issuance of capital stock.
(3)	Illinois Power is a stand-alone entity from a financial credit perspective. This entity includes our regulated transmission and distribution business in Illinois.
(4)	Illinova Corporation is the holding company for IP.

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

Commitments and Contingencies

Please read Item 8, Financial Statements and Supplementary Data, Note 14—Commitments and Contingencies beginning on page F-62, which is incorporated herein by reference, for a discussion of our commitments and contingencies.

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

There is no cash dividend required to be paid on the Series B preferred stock issued to ChevronTexaco in November 2001. Because of ChevronTexaco’s discounted conversion option, we are required to accrete an implied preferred stock dividend over the redemption period, as required by GAAP. Please read Item 8, Financial Statements and Supplementary Data, Note 13—Redeemable Preferred Securities—Series B Convertible Preferred Securities beginning on page F-61 for further discussion of this non-cash implied dividend.

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

Additionally, new accounting pronouncements will also impact our reported results of operations going forward. For example, during 2002, the EITF discussed Issue No. 02-03, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” and reached consensus on certain issues. EITF Issue 02-03 rescinds EITF 98-10, which required that energy trading contracts be accounted for at fair value, effective for any new contracts entered into after October 25, 2002. For energy trading contracts entered into through October 25, 2002, we continue to account for such contracts at fair value through December 31, 2002. Effective January 1, 2003, contracts that do not meet the accounting definition of derivatives are required to be accounted for under the accrual method and we will report all previously recorded unrealized income on these contracts as a cumulative effect of an accounting change. Our energy trading contracts that qualify as derivatives will continue to be accounted for at fair value under Statement No. 133. Please read Item 8, Financial Statements and Supplementary Data, Note 5—Commercial Operations, Risk Management Activities and Financial Instruments—Accounting for Derivative Instruments and Hedging Activities, beginning on page F-38 for further discussion.

In addition, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective as of January 1, 2003. Under Statement No. 143, asset retirement obligations are to be recorded at fair value in the period in which they are incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. As part of the transition adjustment in adopting Statement No. 143, existing environmental liabilities in the amount of $73 million were reversed. The fair value of the remediation costs estimated to be incurred upon retirement of the respective assets is included in the asset retirement obligation and was recorded upon adoption of Statement No. 143. As such, we expect the impact of our adoption of Statement No. 143 will be an increase to earnings, net of tax, of approximately $33 million in the first quarter 2003 to be reflected as a cumulative effect of a change in accounting principle. The annual amortization of the assets created under this standard and the accretion of the liability to its fair value is estimated to be approximately $6 million in 2003. In addition to these liabilities, we also have potential retirement obligations for the dismantlement of power generation facilities, power transmission assets, a fractionation facility and natural gas storage facilities. It is our intent to maintain these facilities in a manner such that the facilities will be operational indefinitely. As such, we cannot estimate any potential retirement obligations associated with these assets. At the time we are able to estimate any new asset retirement obligations, liabilities will be recorded in accordance with Statement No. 143.

Please read “Uncertainty of Forward Looking Statements and Information” beginning on page 81 for additional factors that could impact our future operating results.

RESULTS OF OPERATIONS

In this section, we discuss our results of operations, both on a consolidated basis and by segment, for the years 2002, 2001 and 2000. We historically presented the results for the following four reportable business segments:

•	Wholesale Energy Network;

•	Dynegy Midstream Services;

•	Transmission and Distribution; and

•	Dynegy Global Communications.

As described above under Item 1. Business—Segment Discussion beginning on page 4, effective January 1, 2003, we began reporting our operations in the following segments:

•	Power generation;

•	Natural gas liquids;

•	Regulated energy delivery; and

•	Customer risk management.

Other reported results include our discontinued communications operations.

Reportable segments in this Amendment No. 1 have been reclassified to reflect the changes we made to our business reporting segments beginning January 1, 2003. As described in Note 18 to the accompanying consolidated financial statements beginning on page F-85, prior to January 1, 2003, the CRM and GEN segments were reported together in the WEN segment. In connection with our exit from the CRM business, we separated the contracts within the former WEN segment as of January 1, 2003 as being GEN contracts or CRM contracts, based on their terms and their importance to our GEN segment. The GEN and CRM businesses were operated together within the WEN segment as an asset-based third-party marketing, trading and risk-management business during all periods presented. Under this business model, the fair value of the GEN segment’s generation capacity, forward sales and related trading positions were sold to the CRM segment each month at an internally determined transfer price. The CRM segment, together with all its other third-party marketing and trading positions unrelated to the GEN segment, would record revenue from the third-party contracts associated with the GEN segment during the month of settlement. The intersegment revenues for the GEN segment reflect this internal transfer price and do not represent amounts actually received for power sold to third parties. As such, the intersegment revenues do not include the effects of intra-month market price volatility.

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

The information presented below has been revised primarily to reflect the reclassifications relating to discontinued operations and segment reporting and other revisions described in the Introductory Note to this Amendment No. 1. Please also read the Explanatory Note to the accompanying financial statements beginning on page F-8 for a discussion of the previously reported restatement of our 1998-2001 financial statements. As discussed in the Explanatory Note, these previously reported restatements relate to the following items:

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

While certain of these items arose as the result of our consideration of differing interpretations of the applicable GAAP requirements between our former and current independent auditors, others, such as the restatements relating to Project Alpha, the natural gas marketing charge, hedge accounting under Statement No. 133, the valuation of the Extant acquisition, the Series B preferred stock and our previous accounting for income taxes, resulted from accounting errors. Please read Item 14. Controls and Procedures beginning on page 84 for a discussion of the measures we are taking relative to our internal control environment.

Three Years Ended December 31, 2002

The following table provides summary financial data regarding our consolidated results of operations for 2002, 2001 and 2000, respectively.

Results of Operations

	2002	2001	2000
		(Restated)	(Restated)
	($ in millions)
Operating Income (Loss)	$(1,141)	$967	$766
Equity Earnings (Loss)	(80)	191	196
Interest Expense	(297)	(255)	(247)
Other Items, Net	(107)	(60)	(72)
Income Tax (Provision) Benefit	276	(357)	(234)

Income (Loss) from Continuing Operations	(1,349)	486	409

Discontinued Operations
Income (Loss) from Discontinued Operations	(1,503)	(127)	38
Income Tax (Provision) Benefit	349	45	(11)

Income (Loss) on Discontinued Operations	(1,154)	(82)	27
Cumulative Effect of Change in Accounting Principle	(234)	2	—

Net Income (Loss)	$(2,737)	$406	$436

Net Income (Loss).    We incurred a net loss of $2,737 million, or $8.38 per diluted share, in 2002. This compares with net income of $406 million, or $1.07 per diluted share, and $436 million, or $1.27 per diluted share, in 2001 and 2000, respectively. The following significant items contributed to our net loss for 2002:

•	a charge of $897 million for the impairment of goodwill associated with our GEN and CRM segments;

•	an after-tax loss of $1,154 million on our discontinued operations, primarily due to an after-tax loss of approximately $561 million on the sale of Northern Natural and an after-tax charge of approximately $413 million associated with the impairment of some of our communications assets;

•	a loss of approximately $234 million associated with the write-down of goodwill in our communications business. This write-down was recognized as a cumulative effect of change in accounting principle upon our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”;

•	after-tax charges totaling approximately $142 million relating to our corporate restructuring and related workforce reductions, of which $28 million is included in discontinued operations;

•	an after-tax charge of approximately $94 million related to the impairment of some of our generation investments;

•	an after-tax charge of approximately $52 million related to the impairment of some of our technology investments, of which $32 million is included in discontinued operations; and

•	other charges primarily associated with asset write-offs, losses on asset sales, contract and litigation settlements and the recognition of additional reserves.

In addition to these significant items, a weak pricing environment, especially for power, and reduced market liquidity contributed to lower operating results from our GEN, CRM and NGL segments in 2002. Please read our segment discussions below for further discussion of the changes in operating income during the periods presented.

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

The following table sets forth significant items affecting net income and diluted earnings per share for the periods presented.

	2002		2001		2000
($ in millions, except per share data)	Income (Charge)	Diluted EPS	Income (Charge)	Diluted EPS	Income (Charge)	Diluted EPS
Impairment of Goodwill	$(897)	$(2.45)	$—	$—	$—	$—
Discontinued Operations (1)	(1,154)	(3.15)	(82)	(0.25)	27	0.09
Cumulative Effect of Change in Accounting Principle	(234)	(0.64)	2	0.01	—	—
Restructuring Costs	(101)	(0.27)	—	—	—	—
Impairment of Unconsolidated Generation Investments	(94)	(0.26)	—	—	—	—
Impairment of Technology Investments	(20)	(0.05)	—	—	—	—
Generation Equity Earnings	(33)	(0.09)	—	—	—	—
Tolling Settlement Accrual	(16)	(0.04)	—	—	—	—
Enron Litigation Settlement	(14)	(0.03)	—	—	—	—
ChevronTexaco Contract Settlement	(15)	(0.04)	—	—	—	—
IP Regulatory Asset Amortization Expense	(15)	(0.04)	—	—	—	—
Other (2)	(44)	(0.12)	—	—	—	—
Enron bankruptcy exposure	—	—	(84)	(0.25)	—	—
Illinois Power severance costs	—	—	(9)	(0.03)	—	—
Terminated Enron merger related costs	—	—	(7)	(0.02)	—	—
Gain on Sale – Accord Energy Limited	—	—	—	—	58	0.18
Gain on Sale – QFs	—	—	—	—	34	0.11
Loss on Sale – Crude Business	—	—	—	—	(11)	(0.03)
Loss on Sale – Mid-continent Assets	—	—	—	—	(6)	(0.02)
Impairment of a Liquids Asset	—	—	—	—	(16)	(0.05)
Illinova Acquisition Costs	—	—	—	—	(10)	(0.03)
Special Dividend (3)	—	(0.90)	—	(0.12)	—	(0.10)

(1)	Included within this amount is $413 million ($1.13 per diluted share) of charges related to the impairment of communication assets, $28 million ($0.08 per diluted share) of restructuring costs, $32 million ($0.09 per diluted share) of charges related to the impairment of technology assets, $2 million ($0.01 per diluted share) of charges related to the Enron litigation settlement and $11 million ($0.03 per diluted share) of other charges.
(2)	Includes various charges incurred in 2002, including the write-off of Dynegydirect, our former electronic trading platform, which resulted in an after-tax charge of approximately $16 million ($25 million pre-tax).

(3)	The special dividend in 2002 and 2001 relates to the accretion of the implied value of the beneficial conversion option in the Series B preferred stock held by ChevronTexaco. The special dividend in 2000 relates to a $32 million payment made to two of our former shareholders in the second quarter 2000 prior to the conversion of their preferred shares to Class A common stock.

Equity Earnings.    Our share in the earnings (losses) of our unconsolidated investments contributed losses of approximately $80 million in 2002 and earnings of approximately $191 million and $196 million in 2001 and 2000, respectively. West Coast Power contributed approximately $17 million, $162 million and $122 million to equity earnings in 2002, 2001 and 2000, respectively. The decrease in earnings from West Coast Power in 2002 is due in part to a reduction in contingent capacity and energy sales under the CDWR contract. Please read Item 1, Business—Segment Discussion—Power Generation—West Region—Western Electricity Coordinating Council (WECC) beginning on page 9 for further discussion of this contract. Equity earnings from West Coast Power also include a pre-tax charge of $50 million ($33 million after-tax) related to our share of a reserve taken by West Coast Power to increase its allowance for doubtful accounts. The overall decrease in equity earnings in 2002 was primarily due to significant impairments of generation and technology investments recognized during 2002.

Cash distributions received from all unconsolidated investments in 2002, 2001 and 2000 approximated $91 million, $100 million and $118 million, respectively.

Interest Expense.    Interest expense totaled $297 million for 2002, compared with $255 million and $247 million for 2001 and 2000, respectively. The increase in interest expense in 2002 was due primarily to increased principal borrowed to support our liquidity needs in 2002. Specifically, these additional principal amounts primarily relate to cash borrowings and letters of credit under our revolving credit facilities used to satisfy counterparty collateral demands. The effect of the increased interest expense relating to these additional principal amounts was partially offset by lower variable rates than in 2001. The increase in interest expense in 2001 from 2000 was due primarily to increased principal, partially offset by lower variable rates than in 2000.

Other Items.    Net other income and expenses, net reduced 2002, 2001 and 2000 operating results by $107 million, $60 million and $72 million, respectively. The 2002 results were negatively impacted by the following:

•	a charge of $14 million ($21 million pre-tax) associated with the settlement of the Enron litigation. The other $2 million ($4 million pre-tax) of the settlement is included in discontinued operations;

•	a charge of $15 million ($22 million pre-tax) relating to the cancellation of our natural gas purchases and sales contract with ChevronTexaco;

•	a charge of $4 million ($6 million pre-tax) associated with fees related to a voluntary action that we took that altered the accounting for some of our lease obligations;

•	a charge of $4 million related to our settlement with the CFTC. The other $1 million of the $5 million settlement is included in discontinued operations; and

•	a charge of $3 million related to our settlement with the SEC.

The remaining net amounts for all three years include the financial effects of minority shareholder investments in some of our operations, including interest and dividend income, foreign currency gains and losses, insurance proceeds and other similar items.

Income Tax (Provision) Benefit.    We reported an income tax benefit of $276 million in 2002, compared to income tax provisions of $357 million and $234 million in 2001 and 2000, respectively. These amounts reflect effective rates of 17 percent, 42 percent and 36 percent, respectively. In general, differences between these effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to book-tax basis differences and certain liabilities; and the effect of certain foreign and state income taxes. In addition, the 2002 effective rate was impacted significantly by the $897 million goodwill impairment relating to the CRM and GEN segments. As there was no tax basis in the asset, there was no tax benefit associated with the charge. See Item 8, Financial Statements and Supplementary Data, Note 12—Income Taxes beginning on page F-58, which is incorporated herein by reference, for further discussion of our income taxes.

Discontinued Operations.    Discontinued operations primarily include Northern Natural, our global liquids business, our U.K. natural gas storage assets, our U.K. CRM business and our global communications business. On August 16, 2002, we sold Northern Natural to MidAmerican for $879 million in cash, after adjustment for working capital changes. MidAmerican acquired all of the common and preferred stock of Northern Natural and assumed all of its $950 million of debt. We incurred a loss of approximately $561 million ($599 million pre-tax) associated with the sale, including the final adjustment for working capital changes. As noted above, during 2002, the global communications business recorded charges of $413 million for the impairment of communications assets. During 2002, we also recognized an after-tax charge of approximately $12 million associated with the impairment of an LPG investment in the global liquids business.

Cumulative Effect of Change in Accounting Principle.    Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption, we realized a cumulative effect loss of approximately $234 million associated with a write-down of goodwill in our global communications business.

Segment Results of Operations

Non-GAAP Financial Measures.    Management uses Earnings Before Interest and Taxes, or “EBIT,” as one measure of financial performance of our business segments. EBIT is a non-GAAP financial measure and consists of operating income, earnings from unconsolidated investments, other income and expenses, net, minority interest income (expense), accumulated distributions associated with trust preferred securities, discontinued operations and the cumulative effect of a change in accounting principle. EBIT does not include interest expense and income taxes, each of which is evaluated on a consolidated level. Because we do not allocate interest expense and income taxes by segment, we believe that EBIT is a useful measurement of our segment performance for investors. EBIT should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP. Our segment EBIT may not be comparable to similarly titled measures used by other companies.

Power Generation

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	(in millions, except operating statistics)
Total Operating Income (Loss)	$(401)	$390	$337
Earnings (Losses) of Unconsolidated Investments	(71)	202	169
Other Items, net	(20)	(5)	(21)

Earnings (Losses) Before Interest and Taxes	$(492)	$587	$485

Operating Cash Flow:
Operating Cash Flows Before Changes in Working Capital	$349	$431	$257
Changes in Working Capital	(91)	71	(180)

Net Cash Provided By (Used In) Operating Activities	$258	$502	$77

Operating Statistics:
Million Megawatt Hours Generated—Gross	43.5	40.3	36.8
Million Megawatt Hours Generated—Net	39.4	34.5	30.3
Average Natural Gas Price—Henry Hub ($/MMbtu)	$3.22	4.26	$3.89
Average On-Peak Market Power Prices ($/MW hour)
Cinergy	$27.21	$35.19	$36.43
TVA	27.56	34.87	39.73
PJM	36.00	40.76	39.96
New York—Zone G	46.78	51.75	55.60
Platts SP15	34.64	121.04	113.51

GEN reported EBIT of $(492) million for 2002 compared to $587 million for 2001 and $485 million for 2000. EBIT consists of the following amounts reported by GEN for the periods presented: operating income (loss) of $(401) million, $390 million and $337 million, respectively; earnings (losses) of unconsolidated investments of $(71) million, $202 million and $169 million, respectively; and other items, net of $(20) million, $(5) million and $(21) million, respectively.

Results of operations during the three-year period were influenced either positively or negatively by the following:

•	decreased equity earnings from West Coast Power from 2001 to 2002 as a result of lower volumes sold, an impairment of our investment and an increase in the allowance for West Coast Power’s doubtful accounts;

•	charges relating to our impairment of goodwill and generation equity investments in 2002;

•	a weak pricing environment, particularly for power, causing reduced earnings from our generation facilities in 2002;

•	increased earnings resulting from additional power generating capacity acquired or placed in service in 2002, 2001 and 2000;

•	increased equity earnings from West Coast Power from 2000 to 2001, partially attributable to higher price realization for power purchased from West Coast Power; and

•	aggregate after-tax gains of approximately $34 million on the sales of some of our QFs, offset by an allocated portion of Illinova acquisition costs, in 2000.

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

Operating cash flows increased from 2000 to 2001 as a result of higher operating income from our asset businesses, reflecting added generation capacity and favorable power prices.

Total megawatt hours generated during 2002 aggregated 43.5 million compared to 40.3 million and 36.8 million during 2001 and 2000, respectively. Volumes for each period reflect the impact of additional generating capacity.

GEN Outlook

We expect that future financial results of our power generation business will continue to reflect a sensitivity to weather, power and natural gas prices, including the spark spread, and terms of contracts for contracted generation. We believe that our generation fleet’s fuel diversity will help mitigate the extent to which this segment’s future results are affected by changes in natural gas prices. We also expect that this business will continue its efforts to manage its price risk through the optimization of fuel procurement and the marketing of power generated from its assets. As part of our strategy of commercially optimizing our assets, including agency and energy management agreements to which we are a party, we enter into financial and other transactions, including forward hedges relating to our generating capacity. This segment’s sensitivity to prices and our ability to manage this sensitivity is subject to a number of factors, including general market liquidity, our ability to provide necessary collateral support and the willingness of counterparties to transact business with us given our non-investment grade credit ratings. Other factors that could affect the prices at which transactions can be consummated and this segment’s results of operations include transmission constraints, or the lack thereof, and governmental actions or excess generation capacity in the markets we serve.

Any events that negatively impact our significant long-term power sales agreements could likewise affect this segment’s future results of operations. For example, equity earnings from West Coast Power are primarily derived from West Coast Power’s long-term power sales contract with the CDWR. That contract, which runs through December 31, 2004, is the subject of various legal challenges as further described in Note 14— Commitments and Contingencies—FERC and Related Regulatory Investigations—Western Long-Term Contract Complaints beginning on page F-68. The success of any such challenges would negatively impact this segment’s equity earnings from West Coast Power and, accordingly, its results of operations for the periods affected.

Natural Gas Liquids

	Year ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	($ in millions, except operating statistics)
Operating Income:
Upstream	$18	$82	$45
Downstream	59	51	35

Total Operating Income	77	133	80
Earnings of Unconsolidated Investments	14	13	24
Other Items, Net	(34)	(3)	(40)
Income (Loss) on Discontinued Operations	(37)	(2)	5

Earnings Before Interest and Taxes	$20	$141	$69

Operating Cash Flows:
Operating Cash Flows Before Changes in Working Capital	$73	$147	$128
Changes in Working Capital	(49)	12	(54)

Net Cash Provided By Operating Activities	$24	$159	$74

Operating Statistics:
Natural Gas Processing Volumes (MBbls/d):
Field Plants	56.0	56.1	61.2
Straddle Plants	35.9	27.7	35.6

Total Natural Gas Processing Volumes	91.9	83.8	96.8

Fractionation Volumes (MBbls/d)	215.2	226.2	224.3
Natural Gas Liquids Sold (MBbls/d)	498.8	557.4	564.6
Average Commodity Prices:
Crude Oil – WTI ($/Bbl)	$25.75	$26.39	$28.97
Natural Gas Liquids ($/Gal)	0.40	0.45	0.55
Fractionation Spread ($/MMBtu)	1.26	0.89	2.40

NGL reported EBIT of $20 million for 2002, compared with EBIT of $141 million and $69 million in 2001 and 2000, respectively. EBIT consists of the following amounts reported by NGL for the periods presented: operating income of $77 million, $133 million and $80 million, respectively; earnings of unconsolidated investments of $14 million, $13 million and $24 million, respectively; other items, net of $(34) million, $(3) million and $(40) million, respectively; and income (loss) on discontinued operations of $(37) million, $(2) million and $5 million, respectively. The following influenced this segment’s results of operations from 2002 compared to 2001:

•	a decline in processing plant margins caused by lower natural gas and realized natural gas liquids prices in 2002;

•	decreased profitability of our straddle plants in 2002 due to the negative effect of lower natural gas liquids prices and increased settlement costs related to volumes processed in 2002 that were processed on a slightly more profitable fee basis in 2001;

•	reduced domestic and foreign marketing volumes and margins in 2002 as a result of slow economic recovery, high industry-wide inventory levels, reduced market liquidity and Dynegy-specific credit limitations;

•	$12 million of after-tax charges allocated to this segment during 2002 associated with our restructuring;

•	$7 million of after-tax charges allocated to this segment during 2002 relating to technology investment impairments, the Enron settlement and other items; and

•	the results of our discontinued operations in 2002, including a $12 million impairment of an LPG investment in India.

Results of operations from 2000 to 2001 were influenced either positively or negatively by:

•	Higher price realization in 2001, as compared to 2000, resulting from an active forward sales program and contract restructuring activities, despite a depressed pricing environment resulting from larger industry wide inventories;

•	Substantial focus on lowering costs throughout the two-year period;

•	Fluctuating world-wide demand for NGLs, particularly in Europe and Asia, enhanced 2000 revenues from global marketing operations;

•	Results for 2001 include approximately $2 million exposure to Enron (net of tax) as a result of that company’s bankruptcy filing and an allocation of transaction costs associated with the terminated proposed merger with Enron; and

•	Results for 2000 include losses of approximately $17 million (net of tax) on sales of the Crude Oil Marketing and Trade business (which was sold in April 2000 and contributed approximately $9 million after tax in 1999) and Mid-Continent gas processing assets, an impairment of approximately $16 million (net of tax) relating to Canadian gas processing assets and an allocation of costs related to the Illinova acquisition.

NGL reported operating cash inflows of $24 million for 2002, compared with cash flows of $159 million and $74 million in 2001 and 2000, respectively. The following influenced operating cash flows period-to-period:

•	reduced 2002 EBIT as discussed above;

•	in 2002 prepayments were required to continue business with several customers and suppliers, which was a use of working capital of $57 million, as the result of Dynegy-specific credit limitations;

•	also in 2002, other movements in working capital items related to lower prices, which partially offset the increase in prepayments;

•	2001 cash flow exceeded 2000 cash flow due to increased earnings stemming from higher price realization in 2001 as discussed above; and

•	working capital provided $12 million in cash flow in 2001 primarily due to reducing the volume of natural gas liquids in inventory and a steep decline in inventory prices compared to the end of the year 2000.

Aggregate domestic NGLs fractionation volumes totaled 92 thousand gross barrels per day in 2002 compared to an average 84 thousand gross barrels per day and 97 thousand gross barrels per day in 2001 and 2000, respectively. Higher volumes processed in 2002 reflect volume growth from the Louisiana straddle plants and are the direct result of an increasing need to process Gulf of Mexico natural gas production to meet third-party downstream pipeline gas merchantability standards. In some cases, this has resulted in new contract terms that allow us to provide, on a temporary basis, processing services on a fee basis, thereby reducing our exposure to keep-whole processing margin risk. This is a trend that should continue as the volume of gas produced in the deep-water Gulf of Mexico increases. An increase in the volumes dedicated for processing by ChevronTexaco also contributed to the growth in Louisiana processing volumes during 2002. The reduction in volumes processed in 2001 compared to 2000 is due to the volume impacts from the sale of the Mid-Continent gas processing assets in 2000.

The average fractionation spread was $1.26 for 2002 compared to $0.89 and $2.40 in 2001 and 2000, respectively. Despite a slight increase in this spread in 2002, traditional keep-whole processing is still uneconomic at this level. Historically, the Louisiana straddle plants have not operated in this pricing environment.

NGL Outlook

We expect that the general industry-wide contraction in trade credit in the wholesale energy markets, including limitations relating to our own credit issues, will continue in 2003. This contraction is evidenced by the fact that open or unsecured credit lines are generally no longer available, and our customers are more stringent in requiring credit support in the form of cash in advance, letters of credit or guarantees as a condition to transacting business above open credit limits. Beginning in the second quarter 2002, and as a result of the general contraction of trade credit as well as downgrades in our credit ratings, NGL has been required to provide letters of credit and cash prepayments to collateralize our net exposure to various counterparties in its distribution and marketing business. During 2002, our marketing volumes were negatively affected by the general uncertainty in the energy and capital markets. We expect this market uncertainty to continue during the foreseeable future. Counterparty credit concerns and the resulting industry-wide contraction in trade credit have increased the cost of transacting business in the wholesale energy markets. As a result of this increase, we have generally refrained from entering into lower volume, lower margin transactions. We anticipate that this contraction in credit will continue to affect our marketing volumes, the number of transactions we enter into and the number of counterparties with whom we transact business.

Due to the turmoil in the Middle East and Venezuela, crude prices, liquids prices and natural gas prices are well above 2002 prices. If these price levels continue, we would expect this segment to generate higher profits than in 2002, all other factors being equal. Even at higher liquids prices, we are experiencing a weak fractionation spread environment. The correlation of prices for propane relative to prices for oil has returned to historical levels, improving expected revenues for this segment in the current pricing environment over 2002 when the correlation was lower than historical levels. Drilling activity by independent producers has been increasing in the past several months in the producing regions NGL serves due to higher commodity prices. Major producers are responding with more drilling activity in these regions, albeit more slowly, as their drilling programs are normally determined several years in advance.

Regulated Energy Delivery

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	($ in millions, except operating statistics)
Total Operating Income	$157	$180	$206
Losses of Unconsolidated Investments	(2)	—	—
Other Items, Net	(4)	2	(10)
Loss on Discontinued Operations	(561)	—	—

Earnings (Losses) Before Interest and Taxes	$(410)	$182	$196

Operating Cash Flows:
Operating Cash Flows Before Changes in Working Capital	$371	$269	$252
Changes in Working Capital	(109)	(160)	50

Net Cash Provided By Operating Activities	$262	$109	$302

Operating Statistics:
Electric Sales in kWh (Millions):
Residential	5,548	5,202	5,046
Commercial	4,415	4,337	4,256
Industrial	6,306	6,353	8,324
Transportation of Customer-Owned Electricity	2,505	2,645	963
Other	370	373	412

Total Electricity Delivered	19,144	18,910	19,001

Gas Sales in Therms (Millions):
Residential	323	315	337
Commercial	137	136	141
Industrial	80	88	96
Transportation of Customer-Owned Gas	233	246	259

Total Gas Delivered	773	785	833

Heating Degree Days	5,118	4,749	5,233
Cooling Degree Days	1,467	1,302	1,173

The REG segment includes the operations of IP, a regulated electric and gas energy delivery company serving customers across a 15,000-square-mile area of Illinois. As a result of our sale of Northern Natural in the third quarter 2002, Northern Natural is included in discontinued operations, as further discussed in Item 8, Financial Statements and Supplementary Data, Note 3—Dispositions, Discontinued Operations and Acquisitions—Dispositions—Discontinued Operations—Northern Natural beginning on page F-27.

EBIT for the REG segment was $(410) million in 2002 compared with EBIT of $182 million and $196 million for 2001 and 2000, respectively. EBIT consists of the following amounts reported by REG for the periods presented: operating income of $157 million, $180 million and $206 million, respectively; losses of unconsolidated investments of $2 million, zero and zero, respectively; other items, net of $(4) million, $2 million and $(10) million, respectively; and loss on discontinued operations of $561 million, zero and zero, respectively. Reported 2002 EBIT for this segment included after-tax charges of $24 million, including restructuring and reorganization costs and additional regulatory asset amortization. Results were positively impacted in 2002 by weather-related increases in electric and gas residential and commercial sales volumes, offset by lower economic driven industrial sales and a 5% electric residential rate reduction effective May 1, 2002. In addition, electric revenue was positively affected by the resolution of a contingent liability for a bulk power billing dispute. Operating expenses were lower in 2002 due to reduced bad debt expense, a favorable resolution of a sales tax audit and a municipal utility tax adjustment. Discontinued operations included a pre-tax loss of $599 million related to the sale of Northern Natural in the third quarter.

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

REG reported operating cash flow was $262 million for the year ended December 31, 2002, compared to $109 million and $302 million for the respective periods in 2001 and 2000. During 2002, non-cash losses increased from 2001 and 2000, primarily due to the $561 million after-tax loss on the sale of Northern Natural and corporate allocated severance and information technology asset impairment charges to IP. Over the three-year period, other non-cash items, such as depreciation, remained relatively flat, with the exception of additional regulatory asset amortization recorded during these periods.

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

REG Outlook

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

IP and Trans-Elect have withdrawn the rate filing at FERC, and requested a continuance of the hearing pending an order on rehearing and a ruling by FERC on the new rate application. Pending resolution of the FERC issues, the ICC proceeding has also been withdrawn and continued. IP is in discussions with Trans-Elect to determine the impact of the FERC order on the transaction and to determine the course of action the parties will take. Under the sale agreement, if the transaction does not close on or before July 7, 2003, either party can terminate the agreement. Because of the lead time required to receive the necessary regulatory approvals, it is unlikely that the transaction could be closed by July 7th. If we are unable to consummate the Trans-Elect transaction, IP will continue to recognize the revenues and expenses associated with its transmission assets. However, as described below, IP’s liquidity position and future financial condition is not dependent on the receipt of proceeds associated with the pending transaction. If the Trans-Elect transaction cannot be consummated, we will explore other alternatives for IP’s transmission assets, including potentially keeping those assets.

IP has a significant amount of leverage, with near-term maturities including a $100 million payment on its one-year term loan due in May 2003, $190 million in aggregate mortgage bond maturities due in August and

September 2003 and quarterly payments of approximately $22 million due on its transitional funding trust notes. Please read Item 8, Financial Statements and Supplementary Information, Note 10—Debt—Illinois Power Transitional Funding Trust Notes beginning on page F-54 for a discussion of the transitional funding trust notes. IP is required to make these quarterly payments on its transitional funding trust notes through 2008 and has a payment of up to $81 million due on its Tilton lease financing in the third quarter 2004. Because IP has no revolving credit facility and no access to the commercial paper markets, IP relies on cash on hand, cash from asset sales or other capital-raising transactions and cash flows from operations, including interest payments under its $2.3 billion intercompany note receivable from Illinova, to satisfy its debt obligations and to otherwise operate its business. In December 2002, IP sold $550 million of mortgage bonds, $150 million of which were issued in January 2003 following ICC approval. A portion of the proceeds were used to repay $200 million of IP’s $300 million term loan and to refinance a $96 million mortgage bond maturity. The remaining proceeds from this offering are to be used to fund a significant portion of IP’s remaining 2003 maturities. However, IP remains reliant on its ability to execute one or more other liquidity initiatives in order to satisfy its future debt and commercial obligations, including the remaining portion of its third quarter 2003 mortgage bond maturities. We expect these initiatives would include new bank borrowings or mortgage bond issuances or another type of initiative, including support from Dynegy, subject to availability and receipt of any required regulatory approval. Although Dynegy’s recently restructured credit agreement prohibits prepayments of principal on our intercompany note receivable in excess of $200 million, it does not limit Dynegy’s ability to prepay interest under our intercompany note receivable.

Customer Risk Management

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	(in millions, except operating statistics)
Operating Income (Loss)	$(974)	$264	$143
Earnings (Losses) of Unconsolidated Investments	(21)	(24)	3
Other Items, Net	(49)	(54)	(1)
Gain (Loss) on Discontinued Operations	(51)	(25)	52
Cumulative Effect of Change in Accounting Principle	—	3	—

Earnings (Loss) Before Interest and Taxes	$(1,095)	$164	$197

Operating Cash Flows:
Operating Cash Flows Before Changes in Working Capital	$200	$180	$30
Changes in Working Capital	(518)	(476)	(50)

Net Cash Provided By (Used In) Operating Activities	$(318)	$(296)	$(20)

Operating Statistics:
Domestic Gas Marketing Volumes (Bcf/d)	7.4	8.2	7.5
Canadian Gas Marketing Volumes (Bcf/d)	2.3	3.0	2.2
European Gas Marketing Volumes (Bcf/d)	2.2	1.3	1.2

Total Gas Marketing Volumes	11.9	12.5	10.9

Coal Marketing Volumes (Millions of Tons)	38.2	43.0	10.4

CRM reported EBIT of $(1,095) million for 2002 compared to $164 million for 2001 and $197 million for 2000. EBIT consists of the following amounts reported by CRM for the periods presented: operating income (loss) of $(974) million, $264 million and $143 million, respectively; earnings (losses) of unconsolidated investments of $(21) million, $(24) million and $3 million, respectively; other items, net, of $(49) million, $(54) million and $(1) million; gain (loss) on discontinued operations of $(51) million, $(25) million and $52 million, respectively; and cumulative effect of change in accounting principle of zero, $3 million and zero.

Results of operations during the three-year period were influenced either positively or negatively by the following:

•	reduced gas marketing volumes during 2002 as a result of reduced market liquidity and our lower credit ratings;

•	an increase in customer and risk-management activities in 2001, as compared to 2000, as a result of a long-term power agreement that contributed approximately $35 million of non-cash earnings in 2001;

•	an increase in European and Canadian marketing operations due to increased customer origination and service demand during 2000 and 2001;

•	an approximate $82 million after-tax charge relating to exposure to Enron as a result of that company’s bankruptcy filing and an allocation of transaction costs associated with the terminated merger with Enron and the execution of Project Alpha in 2001; and

•	aggregate after-tax gains of approximately $58 million on the sale of Accord, offset by an allocated portion of Illinova acquisition costs, in 2000.

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

CRM Outlook

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

The accrual model has historically been used to account for substantially all of the operations conducted in our GEN, NGL and REG segments. These businesses consist largely of the ownership and operation of physical assets that we use in various generation, processing and delivery operations. These processes include the generation of electricity, the separation of natural gas liquids into their component parts from a stream of natural gas and the transportation or transmission of commodities through pipelines or over transmission lines. End sales from these businesses result in physical delivery of commodities to our wholesale, commercial and industrial and retail customers.

The fair value model has historically been used to account for forward physical and financial transactions in the CRM, GEN and NGL segments, which meet criteria defined by the FASB or the EITF. The criteria are complex but generally require these contracts to relate to future periods, to contain fixed price and volume components and to have terms that require or permit net settlement of the contract in cash or the equivalent. The FASB determined that the fair value model is the most appropriate method for accounting for these types of contracts. In part, this conclusion is based on the cash settlement provisions in these agreements, as well as the volatility in commodity prices, interest rates and, if applicable, foreign exchange rates, which impact the valuation of these contracts. Since these transactions may be settled in cash, the value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date.

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

Upon making this determination, we corrected the forward power curve methodology we used to estimate the fair market value of our U.S. power marketing and trading portfolio. This corrected methodology incorporates forward energy prices derived from broker quotes and values from executed transactions to estimate forward price curves for periods where broker quotes and transaction data cannot be obtained. Further, we determined that in order to adequately reflect our results, it was appropriate to restate our prior period financial statements, beginning with the third quarter 2001, to reflect the corrected methodology. Please read Item 8, Financial Statements and Supplementary Data, Explanatory Note—Restatement Disclosures—Restated Forward Power Curve Methodology beginning on page F-12 for further discussion.

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

We assess the carrying value of our property, plant and equipment in accordance with Statement of Financial Accounting Standards (“Statement”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If a long-lived asset is held and used, the determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. For assets identified as held for sale, the book value is compared to the estimated fair value to determine if an impairment loss is required.

We follow the guidance of APB 18, “The Equity Method of Accounting for Investments in Common Stock” and Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” when reviewing our investments. The book value of the investment is compared to the estimated fair value, based either on discounted cash flow projections or quoted market prices, if available, to determine if an impairment loss is required. We would record a loss when the decline in value is considered other than temporary. We follow the guidance set forth in Statement No. 142, “Goodwill and Other Intangible Assets” when assessing the carrying value of our goodwill. Accordingly, we evaluate our goodwill for impairment on an annual basis, or when events warrant an assessment. Fair value utilized in this assessment is also based on our estimate of future cash flows.

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

We are involved in numerous lawsuits, claims, proceedings and audits in the normal course of our operations. In accordance with Statement No. 5, we record a loss contingency for these matters when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an on-going basis to ensure they are adequately reserved on the balance sheet. These reserves are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Our judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, the outcome of legal proceedings, settlements or other factors. If different judgments were applied with respect to their matters, it is likely that reserves would be recorded for different matters and in different amounts.

Accounting for Income Taxes

We follow the guidance in Statement No. 109, “Accounting for Income Taxes,” which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. Please read Item 8, Financial Statements and Supplementary Data, Note 12—Income Taxes beginning on page F-58 for further discussion.

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

Valuation of Pension Assets and Liabilities

Our pension and post-retirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by us to our actuaries, including the discount rate and expected long-

term rate of return on plan assets. Material changes in our pension and post-retirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in the level of benefits provided.

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

Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data, Note 2—Accounting Policies— New Accounting Pronouncements beginning on page F-26, which is incorporated herein by reference, for a discussion of recently issued accounting pronouncements.

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk management data on our balance sheet, statement of operations and statement of cash flow (in millions).

As of and for the Twelve Months Ended December 31, 2002
Balance Sheet Risk-Management Accounts
Fair value of portfolio at January 1, 2002	$935
Risk-management losses recognized through the income statement in the period, net (1)	(99)
Cash received related to contracts settled in the period, net (2)	(411)
Changes in fair value as a result of a change in valuation technique (3)	—
Non-cash adjustments and other (4)	(62)

Fair value of portfolio at December 31, 2002 (9)	$363

Income Statement Reconciliation
Risk-management losses recognized through the income statement in the period, net (1)	$(99)
Physical business recognized through the income statement in the period, net	297
Non-cash adjustments and other (5)	(76)

Net recognized operating income (6)	$122

Cash Flow Statement
Cash received related to risk-management contracts settled in the period, net (2)	$411
Estimated cash received related to physical business settled in the period, net	297
Timing and other, net (7)	52

Cash received during the period	$760

Risk Management cash flow adjustment for the year ended December 31, 2002 (8)	$638

(1)	This amount includes approximately ($12) million representing management’s estimate of the initial value of new contracts entered into during 2002.
(2)	This amount includes cash settlements of hedging instruments, emission allowances and other non-trading amounts in addition to the cash settlement of trading contracts.
(3)	Our modeling methodology was consistently applied during 2002.
(4)	This amount consists primarily of changes in value and cash settlements associated with foreign currency and interest rate hedges.
(5)	This amount consists primarily of changes in value of interest rate hedges.
(6)	This amount consists primarily of CRM’s operating income before the deduction of Depreciation and Amortization, Impairment and Other Charges and General and Administrative Expenses.
(7)	This amount represents cash received for sales of emission credits and the settlement of fuel hedges and cash payments associated with foreign currency hedges.
(8)	This amount is calculated as “Cash received during the period” less “Net recognized operating income.”
(9)	The reduction in value of the portfolio from December 31, 2001 to December 31, 2002 is primarily due to the substantial liquidation of our European marketing portfolio and the accelerated settlement of our U.S. gas storage positions.

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

Net Risk-Management Asset and Liability Disclosures

	Total	2003	2004	2005	2006	2007	Thereafter
	($ in millions)
Mark-to-Market (1)	$363	$250	$24	$52	$27	$(24)	$34
Cash Flow (2)	979	259	43	57	36	(15)	599

(1)	Mark-to-Market reflects the fair value of our risk-management asset position which considers time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges.
(2)	Cash Flow reflects undiscounted cash inflows and outflows by contract based on the delivery date of individual contracts and has not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges as well as other non-trading amounts.

The following table provides an assessment of net contract values by year based on our valuation methodology described above. Approximately 99 percent of our net risk-management asset value at December 31, 2002 was determined by market quotations or validation against industry posted prices.

Net Fair Value of Marketing Portfolio

	Total	2003	2004	2005	2006	2007	Beyond
	($ in millions)
Market Quotations (1)	$213	$250	$(45)	$(2)	$2	$(18)	$26
Other External Sources (2)	146	—	67	63	14	—	2
Prices Based on Models (3)	4	—	2	(9)	11	(6)	6

	$363	$250	$24	$52	$27	$(24)	$34

(1)	Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.
(2)	Mid-term prices validated against industry posted prices.
(3)	See “Critical Accounting Policies—Revenue Recognition” beginning on page 74 for a discussion of our use of long-term models.

Derivative Contracts

The absolute notional contract amounts associated with our commodity risk-management, interest rate and foreign currency exchange contracts are discussed in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This Amendment No. 1 includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE APRIL 11, 2003, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003 AND OUR CURRENT REPORTS ON FORM 8-K.

Item 8.    Financial Statements and Supplementary Data

Our financial statements and financial statement schedule are set forth at pages F-1 through F-98 inclusive, found at the end of this Amendment No. 1, and are incorporated herein by reference.

PART III

Item 13.    Certain Relationships and Related Transactions

Information regarding related party transactions is incorporated by reference to the 2003 annual meeting proxy statement under the headings “Principal Stockholders,” “Proposal 1—Election of Directors” and “Executive Compensation—Indebtedness of Management” and “—Certain Relationships and Related Transactions.” Except as otherwise disclosed therein, management believes such related party transactions were entered into on terms that were fair and reasonable.

PART IV

Item	14. Controls and Procedures

Within the 90-day period immediately preceding the filing of this Amendment No. 1, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). This evaluation included consideration of our establishment of a disclosure committee and the various processes that were carried out under the direction of this committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of our internal controls and procedures for the preparation of our consolidated financial statements. While we have identified internal control weaknesses, which are discussed below, our evaluation indicated that these weaknesses did not impair the effectiveness of our overall disclosure controls and procedures.

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

The second such condition related to the process whereby accrued estimates of volumes bought, sold, transported and stored in our natural gas marketing business were reconciled to the actual volumes. Due to the timing of the availability of transaction data, natural gas marketing transactions are initially recorded based on estimates of volumes bought, sold, transported and stored. These estimates are later adjusted to reflect actual purchases and sales based on a complex process of reconciling these estimates with our customers, suppliers and transportation and storage service providers which may occur over a period of months as new information is received. Such adjustments are a routine aspect of accounting for natural gas transactions and are typically immaterial to the estimated amounts recorded. Prior to 2002, we performed this process on a six-month delay due to system constraints to allow for an accumulation of all necessary data. In 2002, in connection with the implementation of process and systems enhancements to provide more timely and precise information, we identified balances in certain accounts in our natural gas marketing business unit that had not been adjusted or had been adjusted improperly in prior periods. As a result, in July 2002 we adopted additional procedures identifying and implementing specified key controls designed to improve the quality of our monthly monitoring and reconciliation process. A reconciliation has been completed and corrections resulting from this process are reflected in the audited consolidated financial statements included in this Amendment No. 1.

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

†3.3	—Amended and Restated Bylaws of Dynegy Inc.

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

Exhibit Number	Description

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

Exhibit Number	Description

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

†10.15	—Employment Agreement, effective February 1, 2000, between Alec G. Dreyer and Dynegy Inc. ††

†10.16	—Employment Agreement, effective December 2, 2002, between Nick J. Caruso and Dynegy Inc. ††

10.17

—Dynegy Inc. Deferred Compensation Plan for Certain Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000 of Dynegy Inc., File No. 1-15659). ††

Exhibit Number	Description

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

†10.31	—Credit Agreement, dated as of April 1, 2003, among Dynegy Holdings Inc., as borrower, Dynegy Inc., as parent guarantor, various subsidiary guarantors and the lenders party thereto.

†10.32

—Shared Security Agreement, dated April 1, 2003, among Dynegy Holdings, Inc., various grantors named therein, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee.

†10.33	—Non-Shared Security Agreement, dated April 1, 2003, among Dynegy Inc., various grantors named therein and Bank One, N.A. as collateral agent.

†10.34

—Collateral Trust and Intercreditor Agreement, dated as of April 1, 2003, among Dynegy Holdings Inc., various grantors named therein, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee.

Exhibit Number	Description

†21.1	—Subsidiaries of the Registrant.

***23.1	—Consent of PricewaterhouseCoopers LLP.

**99.1	—Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.2	—Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed
*	Exhibit omits certain information that we have filed separately with the SEC pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
**	Furnished herewith
***	Filed herewith

(b)	Reports on Form 8-K of Dynegy Inc. for the fourth quarter of 2002.

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

Dynegy Inc.

Date: July 25, 2003	By:	/s/ NICK J. CARUSO
Nick J. Caruso
Executive Vice President and Chief Financial Officer

SECTION 302 CERTIFICATION

I, Bruce A. Williamson, certify that:

1.    I have reviewed this Amendment No. 1 to the 2002 Annual Report on Form 10-K (“Amendment No. 1”) of Dynegy Inc. (“Dynegy”);

2.    Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1;

3.    Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 fairly present in all material respects the financial condition, results of operations and cash flows of Dynegy as of, and for, the periods presented in this Amendment No. 1;

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

Date: July 25, 2003

/s/ BRUCE A. WILLIAMSON
Bruce A. Williamson President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Nick J. Caruso, certify that:

1.    I have reviewed this Amendment No. 1 to the 2002 Annual Report on Form 10-K (“Amendment No. 1”) of Dynegy Inc. (“Dynegy”);

2.	Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1;

3. Based	on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 fairly present in all material respects the financial condition, results of operations and cash flows of Dynegy as of, and for, the periods presented in this Amendment No. 1;

4.	Dynegy’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dynegy and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to Dynegy, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: July 25 , 2003

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

As discussed in the Explanatory Note, the consolidated financial statements include reclassifications relating to discontinued operations and segment reporting for each of the three years in the period ended December 31, 2002, additional pro forma disclosures relating to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, for each of the three years in the period ended December 31, 2002 and disclosures related to restatements of the consolidated financial statements for each of the two years in the period ended December 31, 2001 as previously contained in Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed on April 11, 2003.

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

PricewaterhouseCoopers LLP

Houston, Texas

April 9, 2003, except as to the matters discussed in the Explanatory Note captions “Reclassifications—Discontinued Operations” and “Reclassifications—Revised Segments” beginning on page F-8, as to which the date is July 18, 2003.

DYNEGY INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2002	December 31, 2001
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$757	$208
Restricted cash	17	28
Accounts receivable, net of allowance for doubtful accounts of $151 million and $113 million, respectively	2,791	3,083
Accounts receivable, affiliates	31	36
Inventories	236	256
Assets from risk-management activities	2,618	3,953
Prepayments and other assets	1,136	1,392

Total Current Assets	7,586	8,956

Property, Plant and Equipment	9,659	10,135
Less: accumulated depreciation	(1,270)	(934)

	8,389	9,201

Other Assets
Unconsolidated investments	668	944
Investment in Northern Natural Gas Company	—	1,501
Assets from risk-management activities	2,529	2,214
Goodwill	396	1,561
Other assets	462	791

Total Assets	$20,030	$25,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,586	$2,064
Accounts payable, affiliates	65	38
Accrued liabilities and other	1,818	2,617
Liabilities from risk-management activities	2,418	3,361
Notes payable and current portion of long-term debt	861	458

Total Current Liabilities	6,748	8,538

Long-Term Debt	5,024	4,500

Other Liabilities
Transitional funding trust notes	430	516
Liabilities from risk-management activities	2,366	1,871
Deferred income taxes	951	1,568
Other long-term liabilities	855	1,070

Total Liabilities	16,374	18,063

Minority Interest	146	1,040
Commitments and Contingencies (Note 14)
Redeemable Preferred Securities, redemption value of $1,711 and $1,746, respectively (Note 13)	1,423	1,128

Stockholders’ Equity
Class A common stock, no par value, 900,000,000 shares authorized at December 31, 2002 and 2001, 274,850,589 and 269,984,456 shares issued and outstanding at December 31, 2002 and 2001, respectively	2,825	2,786
Class B common stock, no par value, 360,000,000 shares authorized at December 31, 2002 and 2001, 96,891,014 and 86,499,914 shares issued and outstanding at December 31, 2002 and 2001, respectively	1,006	801
Additional paid-in capital	705	688
Subscriptions receivable (Note 16)	(12)	(38)
Accumulated other comprehensive loss, net of tax	(55)	(27)
Retained earnings (deficit)	(2,314)	798
Less: treasury stock, at cost 1,679,183 and 1,766,800 shares at December 31, 2002 and 2001, respectively	(68)	(71)

Total Stockholders’ Equity	2,087	4,937

Total Liabilities and Stockholders’ Equity	$20,030	$25,168

See Notes to Consolidated Financial Statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Revenues (Note 2)	$5,516	$8,878	$8,204
Cost of sales (exclusive of depreciation shown below) (Note 2)	4,786	7,071	6,785
Depreciation and amortization expense	466	456	390
Impairment and other charges	190	—	—
Goodwill impairment	897	—	—
Loss (gain) on sale of assets, net	(7)	(36)	(49)
General and administrative expenses	325	420	312

Operating income (loss)	(1,141)	967	766
Earnings (losses) of unconsolidated investments	(80)	191	196
Other income	48	55	45
Interest expense	(297)	(255)	(247)
Other expenses	(107)	—	(34)
Minority interest	(36)	(93)	(54)
Accumulated distributions associated with trust preferred securities	(12)	(22)	(29)

Income (loss) before income taxes	(1,625)	843	643
Income tax provision (benefit)	(276)	357	234

Income (loss) from continuing operations	(1,349)	486	409
Discontinued operations (Note 3):
Income (loss) from discontinued operations	(1,503)	(127)	38
Income tax provision (benefit)	(349)	(45)	11

Income (loss) on discontinued operations	(1,154)	(82)	27

Income (loss) before cumulative effect of change in accounting principle	(2,503)	404	436
Cumulative effect of change in accounting principle (Notes 2 and 9)	(234)	2	—

NET INCOME (LOSS)	$(2,737)	$406	$436

Net income (loss)	$(2,737)	$406	$436
Less: preferred stock dividends	330	42	35

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(3,067)	$364	$401

Net Income (Loss) Per Share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(4.59)	$1.37	$1.24
Income (loss) from discontinued operations	(3.15)	(0.26)	0.09
Cumulative effect of change in accounting principle, net	(0.64)	0.01	—

Basic earnings (loss) per share	$(8.38)	$1.12	$1.33

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(4.59)	$1.31	$1.18
Income (loss) from discontinued operations	(3.15)	(0.25)	0.09
Cumulative effect of change in accounting principle, net	(0.64)	0.01	—

Diluted earnings (loss) per share	$(8.38)	$1.07	$1.27

Basic shares outstanding	366	326	302

Diluted shares outstanding	418	340	315

See Notes to Consolidated Financial Statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,737)	$406	$436
Items not affecting cash flows from operating activities:
Depreciation and amortization	613	486	362
Impairment and other charges	847	—	—
Goodwill impairment	897	—	—
Earnings (losses) of unconsolidated investments, net of cash distributions	232	(117)	(87)
Risk-management activities	638	(17)	(145)
Deferred income taxes	(630)	242	170
Cumulative effect of change in accounting principle (Notes 6 and 9)	234	(2)	—
Loss (gain) on asset sales, net	620	(36)	(132)
Reserve for doubtful accounts	68	55	45
Income tax benefit from stock option exercise and other	87	53	71
Change in assets and liabilities resulting from operating activities:
Accounts receivable	421	1,622	(5,060)
Inventories	3	24	(129)
Prepayments and other assets	(762)	(183)	93
Accounts payable and accrued liabilities	(454)	(2,011)	4,870
Other, net	(102)	28	(74)

Net cash provided by (used in) operating activities	(25)	550	420

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(947)	(2,551)	(1,071)
Unconsolidated investments	(14)	(1,533)	(142)
Business acquisitions, net of cash acquired	(20)	(603)	(1,202)
Proceeds from asset sales	1,583	1,078	876
Other investing, net	75	(219)	—

Net cash provided by (used in) investing activities	677	(3,828)	(1,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	969	1,537	570
Repayments of long-term borrowings	(623)	(504)	(359)
Net proceeds from short-term borrowings	181	—	—
Net cash flow from commercial paper and money market lines of credit	(724)	599	(906)
Decrease (increase) in restricted cash	11	(1)	(27)
Proceeds from sale of capital stock, options and warrants	240	604	1,216
Purchase of serial preferred securities of a subsidiary	(28)	—	—
Proceeds from issuance of convertible preferred stock	—	1,500	—
Purchase of treasury stock	(1)	(68)	(3)
Redemption of Illinois Power Preferred Securities	—	(100)	(93)
Dividends and other distributions, net	(55)	(98)	(112)
Minority interest contributions	—	—	843
Other financing, net	(14)	(19)	2

Net cash provided by (used in) financing activities	(44)	3,450	1,131
Effect of exchange rates on cash	(59)	(23)	(29)
Net increase (decrease) in cash and cash equivalents	549	149	(17)
Cash and cash equivalents, beginning of year	208	59	76

Cash and cash equivalents, end of year	$757	$208	$59

See Notes to Consolidated Financial Statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
December 31, 1999 (Restated)	$75	$1	$973	$—	$—	$208	$(17)	$1,240
Net income (Restated)	—	—	—	—	—	436	—	436
Other comprehensive loss, net of tax (Restated)	—	—	—	—	(15)	—	—	(15)
Illinova acquisition	(75)	1,817	(973)	—	—	—	17	786
Common Stock issued	—	858	—	—	—	—	—	858
Extant acquisition (Restated)	—	67	—	—	—	—	—	67
Options exercised	—	157	—	—	—	—	—	157
Dividends and other distributions	—	—	—	—	—	(112)	—	(112)
401(k) plan and profit sharing stock	—	12	—	—	—	—	—	12
Options granted (Restated)	—	—	15	—	—	—	—	15
Treasury stock	—	—	—	—	—	—	(3)	(3)

December 31, 2000 (Restated)	$—	$2,912	$15	$—	$(15)	$532	$(3)	$3,441
Net income (Restated)	—	—	—	—	—	406	—	406
Other comprehensive loss, net of tax (Restated)	—	—	—	—	(12)	—	—	(12)
Common Stock issued	—	605	—	—	—	—	—	605
Subscriptions receivable (Restated)	—	—	—	(38)	—	—	—	(38)
Implied divided on Series B Preferred Stock (Restated)	—	—	660	—	—	—	—	660
Options exercised (Restated)	—	57	—	—	—	—	—	57
Dividends and other distributions	—	—	—	—	—	(140)	—	(140)
401(k) plan and profit sharing stock	—	13	—	—	—	—	—	13
Options granted (Restated)	—	—	13	—	—	—	—	13
Treasury stock (Restated)	—	—	—	—	—	—	(68)	(68)

December 31, 2001 (Restated)	$—	$3,587	$688	$(38)	$(27)	$798	$(71)	$4,937
Net loss	—	—	—	—	—	(2,737)	—	(2,737)
Other comprehensive loss, net of tax	—	—	—	—	(28)	—	—	(28)
Differential of Series A Preferred Purchase	—		7	—	—	—	—	7
Common Stock issued	—	205	—	—	—	—	—	205
Subscriptions receivable	—	—	—	26	—	—	—	26
Options exercised	—	22	—	—	—	—	—	22
Dividends and other distributions	—	—	—	—	—	(375)	—	(375)
401(k) plan and profit sharing stock	—	17	—	—	—	—	—	17
Options granted	—	—	11	—	—	—	—	11
Treasury stock	—		(1)	—	—	—	3	2

December 31, 2002	$—	$3,831	$705	$(12)	$(55)	$(2,314)	$(68)	$2,087

See Notes to Consolidated Financial Statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Net income (loss)	$(2,737)	$406	$436

Cash flow hedging activities, net:
Cumulative effect of transition adjustment (net of tax provision of $18 million)	—	61	—
Unrealized mark-to-market gains arising during period	73	4	—
Reclassification to earnings, net	(73)	(57)	—

Unrealized net gains (losses)	—	8	—
Foreign currency translation adjustments	31	(21)	(7)
Minimum pension liability (net of tax benefit of $38 million)	(66)	—	—
Unrealized losses on securities:
Unrealized holding loss arising during period	—	(11)	(8)
Less: reclassification adjustments for losses realized in net loss	7	12	—

Net unrealized gains (losses)	7	1	(8)

Other comprehensive loss, net of tax	(28)	(12)	(15)

Comprehensive income (loss)	$(2,765)	$394	$421

See Notes to Consolidated Financial Statements

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER APRIL 11, 2003 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR UNAUDITED EXCHANGE ACT REPORTS FILED SINCE APRIL 11, 2003, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (this “Amendment No. 1”) includes reclassifications of our consolidated financial statements relating to discontinued operations and segment reporting for each of the three years in the period ended December 31, 2002, additional pro forma disclosures relating to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement No. 143”), for each of the three years in the period ended December 31, 2002 and disclosures related to restatements of our consolidated financial statements for each of the two years in the period ended December 31, 2001 as previously contained in Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as amended, the “2001 Form 10-K/A”), which was filed on April 11, 2003. Specifically, the changes are as follows:

Reclassifications—Discontinued Operations

Beginning with the first quarter 2003, we were required to account for our global communications and U.K. CRM businesses as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). The financial information contained in this Amendment No. 1 includes the results of these businesses, from which we exited after December 31, 2002, as discontinued operations for all periods presented. Detailed information regarding the results of operations of these two businesses is located in Note 3—Dispositions, Discontinued Operations and Acquisitions—Dispositions—Discontinued Operations—Global Communications beginning on page F-29 and Note 3—Dispositions, Discontinued Operations and Acquisitions—Dispositions—Discontinued Operations—U.K. CRM beginning on page F-29. In addition, the following related changes have been made to our consolidated financial statements and the notes thereto:

•	Consolidated Statements of Operations on page F-4—amounts have been adjusted to reflect the operations of the global communications and U.K. CRM businesses in discontinued operations rather than continuing operations;

•	Note 2—Accounting Policies—Revenue Recognition beginning on page F-21—amounts in the table reconciling revenues and cost of sales have been adjusted to reflect the operations of the global communications and U.K. CRM businesses in discontinued operations rather than continuing operations;

•	Note 4—Restructuring and Impairment Charges beginning on page F-33—the amounts by income statement caption of various restructuring and impairment items included in the table have been adjusted to reflect charges incurred by the global communications and U.K. CRM businesses in discontinued operations;

•	Note 12—Income Taxes beginning on page F-58—amounts have been adjusted to remove the tax expense (benefit) related to the discontinued operations of the global communications and U.K. CRM businesses;

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

•	Note 18—Segment Information beginning on page F-85—total segment results of operations have been adjusted to reflect the operations of the global communications and U.K. CRM businesses in discontinued operations rather than continuing operations; and

•	Note 19—Quarterly Financial Information (Unaudited) beginning on page F-90—quarterly revenues and operating income have been adjusted to remove the results of the global communications and U.K. CRM businesses.

Reclassifications—Revised Segments

Beginning January 1, 2003, we revised our reporting segment structure. Our segment information for all periods included in this Amendment No. 1 has been presented based on this revised reporting segment structure. Detailed information regarding this revised reporting segment structure is located in Note 18—Segment Information beginning on page F-85. In addition, the following related changes have been made to our consolidated financial statements and the notes thereto:

•	Note 8—Unconsolidated Investments beginning on page F-42—the summary has been adjusted to reflect the revised reporting segment structure;

•	Note 9—Goodwill beginning on page F-45—the amounts in the table showing changes in the carrying amount of goodwill have been adjusted for the revised reporting segment structure;

•	Note 18—Segment Information beginning on page F-85—segment results of operations have been adjusted to reflect the revised reporting segment structure; and

•	Segment references throughout the financial statements have been conformed to the revised reporting segment structure.

FAS 143 Pro Forma Disclosures

On January 1, 2003, we adopted Statement No. 143. We have added unaudited pro forma financial information related to the adoption. Please see Note 2—Accounting Policies—Other Contingencies beginning on page F-19.

Restatement Disclosures

This Amendment No. 1 includes disclosures relating to the restatement of our consolidated financial statements for each of the two years in the period ended December 31, 2001. These disclosures were previously included in the 2001 Form 10-K/A. The restatements relate to the following items:

•	the Project Alpha structured natural gas transaction,

•	a balance sheet reconciliation project relating principally to our natural gas marketing business,

•	corrections to our previous hedge accounting for certain contracts resulting in accounting for these contracts pursuant to the mark-to-market method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“Statement No. 133”); in addition, we determined that we had incorrectly accounted for certain derivative transactions prior to the adoption of Statement No. 133,

•	the valuation used in our 2000 acquisition of Extant, Inc.,

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

•	the restatement of our forward power curve methodology to reflect forward power and market prices more closely,

•	the recognition of additional assets, accrued liabilities and debt associated with certain lease arrangements, as well as depreciation and amortization expense for the related assets,

•	a correction to the measurement date relating to the implied dividend we previously recorded related to the in-the-money beneficial conversion option in the $1.5 billion in Series B preferred stock issued to ChevronTexaco Corporation in November 2001,

•	the recognition of an other-than-temporary decline in value of a technology investment in the third quarter of 2001 rather than the second quarter of 2002,

•	corrections to our previous accounting for income taxes, and

•	other adjustments that arose during the re-audit of our 1999-2001 financial statements.

Quarterly information in this Explanatory Note is unaudited. Specifically, the restatements are as follows:

Project Alpha.    We entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the “Alpha Form 8-K”), we restated the cash flow associated with the related gas supply contract as a financing activity in our Consolidated Statement of Cash Flows for 2001. The effect of this restatement was to reclassify approximately $290 million of previously disclosed 2001 operating cash flow to financing cash flow. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen LLP (“Andersen”) informed us that it could no longer support its tax opinion relating to the transaction. Andersen’s change in position was based in part on its conclusion that the reclassification of cash flow from operations to cash flow from financing lessened the factual basis for the opinion. Our financial statement recognition of the tax benefit in 2001 was based principally on our assessment of the relevant issues, as corroborated by Andersen’s tax opinion. After the withdrawal of Andersen’s tax opinion, we concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of approximately $79 million ($0.23 per diluted share) of tax benefit we previously recognized during the 2001 period. Andersen further advised us that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion has been withdrawn. We subsequently concluded that our 2001 restated consolidated financial statements would include the consolidation of ABG Gas Supply, LLC (“ABG”), one of the entities formed in connection with the transaction. The consolidation of ABG is included herein based on compilations of financial information received from an agent of ABG’s equity holders. The most significant impact of this consolidation is to increase our consolidated indebtedness by approximately $280 million and to increase net risk management assets by $340 million, in each case at December 31, 2001. This $340 million increase reflects the recognition of ABG’s net risk-management assets on our Consolidated Balance Sheet.

The table below reflects the quarterly and year-to-date impact of the Project Alpha restatements on net income as originally reported:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	($ in millions)
2001	$—	$(27)	$(36)	$(16)	$(27)	$(63)	$(79)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	($ in millions)
1999 and prior							$(29)
2000	$(7)	$3	$1	$(35)	$(4)	$(3)	(38)
2001	22	(18)	(4)	(26)	4	—	(26)
2002	4	9	—	—	13	13	13

Total Re-allocation							$(80)

The restatement decreased diluted earnings per share by $0.08 and decreased diluted earnings per share by $0.12 for the years ended December 31, 2001 and 2000.

Corrected Hedge Accounting.    We adopted Statement No. 133 effective January 1, 2001 and reflected certain contracts as cash flow hedges upon such adoption. Management has subsequently determined that following the initial adoption of Statement No. 133, the documentation of compliance requirements under the standard, particularly as it relates to documentation and the periodic assessment of hedge effectiveness, was inadequate to support the accounting method previously applied. In addition, we determined that we had incorrectly accounted for certain derivative transactions prior to the adoption of Statement No. 133. The resulting restatement reflects the accounting for these contracts on a mark-to-market basis rather than on the deferred basis previously employed. The correction in the accounting method for these contracts increased previously reported 2001 net income by approximately $45 million ($0.13 per diluted share) and decreased previously reported 2000 net income by approximately $19 million ($0.06 per diluted share). This correction had no impact on previously reported cash flows from operations in any period.

The table below reflects the impact of this restatement on net income as originally reported:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	($ in millions)
1999 and prior							$2
2000	$19	$14	$(14)	$(38)	$33	$19	(19)
2001	15	(12)	5	37	3	8	45

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Valuation of Extant, Inc. Purchase.    On September 29, 2000, we completed the acquisition of Extant, Inc., a privately held entity engaged in the communications business. The transaction was accounted for as a purchase. In 2000, we incorrectly valued the shares of Class A common stock issued as consideration for the acquisition at $49.59 per share, rather than $36.59 per share, which amount represented the average share price during the five days surrounding the announcement of the acquisition. The $49.59 per share originally utilized in the valuation was incorrectly based on the average closing price of our Class A common stock during the 30 days prior to the closing date, which was consistent with the valuation provisions in the merger agreement. As a result, the purchase price allocated to the assets acquired and liabilities assumed in the purchase was overstated by approximately $23 million in 2000. This error resulted in an overstatement of the amortization of goodwill acquired in the transaction during 2001 and 2000. The resulting restatement reflects an increase in net income in 2001 and 2000 by approximately $1 million and approximately $300,000, respectively. Additionally, as a result of this error, we overstated by $22 million the impairment of goodwill recorded in 2002 associated with our January 1, 2002 adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

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

During January 2003, in connection with the re-audit of our 1999-2001 financial statements and an assessment of various accounting policies, we reconsidered the model-based methodology used to value the portions of our power marketing and trading portfolio for which broker quotes were not available. Under our prior methodology, forward curves used to calculate the value of our long-term U.S. power contracts were derived from a proprietary model based on a required rate of return on investments in new generation facilities. This methodology had been confirmed by our former independent auditors prior to the withdrawal of their audit opinion for unrelated matters. The primary disadvantage of this methodology is that, in certain circumstances, it may not reflect true market prices in future years. After reconsidering the appropriateness of this methodology in light of changing industry circumstances and in connection with the re-audit, in late January 2003 we determined that, beginning with the third quarter 2001, a different forward power curve methodology would more appropriately reflect the value of our long-term power contracts.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

This correction in the methodology resulted in a $94 million ($0.28 per diluted share) reduction to previously reported 2001 net income.

The table below reflects the impact of this restatement on net income as originally reported:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	($ in millions)
2001	$—	$—	$(25)	$(69)	$—	$(25)	$(94)

Restated Lease Accounting.    We previously accounted for seven generation lease arrangements and one communications lease arrangement as operating leases. Our previous accounting treatment of these lease arrangements, which was confirmed by our former independent auditors prior to the withdrawal of their audit opinion for unrelated matters, reflected our belief that these arrangements satisfied the applicable generally accepted accounting principles (“GAAP”) requirements so as to justify their treatment as operating leases. However, these requirements are very technical and subject to a high degree of interpretation. During the course of the re-audit of our financial statements for 1999-2001, we analyzed our accounting for these arrangements and considered a variety of factors, including interpretations of the applicable GAAP requirements. Upon completion of this analysis and discussions with PricewaterhouseCoopers LLP, in January 2003, we determined it was necessary to correct our accounting for these lease arrangements to recognize on our balance sheet the related assets as of the inception of six of these arrangements. Although we previously amended the agreements relating to six generation lease arrangements so as to require them to be treated as capital leases in the second quarter 2002, the restatement of the accounting originally applied to these arrangement results in the recognition of the related assets as of an earlier date. Consequently, our previously reported net income for 2001 is reduced by approximately $9 million ($0.03 per diluted share), reflecting the recognition of depreciation and amortization expenses associated with the related assets. In addition, balance sheet amounts have been adjusted for this change as follows:

December 31 2001
($ in millions)
Restricted cash	$17
Property, plant and equipment	1,094
Accrued liabilities and other	(445)
Long-term debt	(666)

Please read Note 10—Debt—Generation Facility Capital Lease, beginning on page F-53, for further discussion.

The table below reflects the impact of this restatement on net income as originally reported:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	($ in millions)
2001	$—	$—	$(2)	$(7)	$—	$(2)	$(9)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Change in Implied Preferred Dividends.    In November 2001, we issued $1.5 billion in Series B preferred stock to ChevronTexaco. This preferred stock is convertible by ChevronTexaco into shares of our Class B common stock at a conversion price of $31.64. This conversion price represents an approximate 5% discount to our stock price on November 7, 2001, the date the conversion price was negotiated. Based on the implied value of this beneficial conversion option as of November 7, we recognized a $65 million preferred stock dividend to be amortized over the two-year period leading up to the mandatory redemption date for the shares. During the course of the three-year re-audit, we analyzed our accounting for the beneficial conversion option and determined it necessary to correct the commitment date used for valuing this beneficial conversion option to November 13, 2001, the date ChevronTexaco funded and consummated its preferred stock purchase and the preferred securities were issued. Our stock price increased significantly between November 7 and November 13 after the announcement of the proposed Enron Corp. merger. As a result of the increase in the implied value of ChevronTexaco’s beneficial conversion option, the restated preferred stock dividend amount is calculated based on a two-year amortization of the beneficial conversion option’s implied value of approximately $660 million—an increase of approximately $595 million over the $65 million originally reported. Net income available to common stockholders as originally reported for 2001 is accordingly reduced by approximately $39 million ($0.11 per diluted share) as a result of this commitment date change.

The table below reflects the impact of this restatement on net income available to common stockholders as originally reported. The adjustment had no impact on net income or cash flows.

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	($ in millions)
2001	$—	$—	$—	$(39)	$—	$—	$(39)

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

The table below reflects the impact of this restatement on net income as originally reported:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	($ in millions)
2001	$—	$—	$(12)	$—	$—	$(12)	$(12)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The table below reflects the impact of these restatements on net income as originally reported:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
1999 and prior							$(21)
2000	$(7)	$—	$—	$(5)	$(7)	$(7)	(12)
2001	(5)	(3)	(3)	(26)	(8)	(11)	(37)

Other Adjustments Arising During the Re-Audit.    We have restated our 1999-2001 financial statements to correct various errors in our historical financial statements that we discovered during the course of the re-audit. These restatements, which principally relate to the timing on which various transactions were recorded in the ordinary course of business, result in increases (reductions) to previously reported 2001 and 2000 net income of approximately $(30) million ($(0.09) per diluted share) and $4 million ($0.01 per diluted share), respectively.

The table below reflects the impact of these restatements on net income as originally reported:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	($ in millions)
1999 and prior							$(22)
2000	$9	$3	$(13)	$5	$12	$(1)	4
2001	(16)	(47)	29	4	(63)	(34)	(30)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The following table reconciles selected financial data as reported in various filings:

	Form 10-K filed March 13, 2002	Adjustment and Reclassification(2)	Form 8-K filed November 14, 2002	Adjustment	Form 8-K filed January 31, 2003(1)	Adjustment	Form 10-K/ A filed February 14, 2003	Adjustment and Reclassification(3)	Form 10-K/A filed April 11, 2003(4)
	($ in millions, except earnings (losses) per diluted share)
Selected Balance Sheet Data
December 31, 2001
Current Assets	$9,507	$437	$9,944			$40	$9,984	$(1,028)	$8,956
Total Assets	24,874	841	25,715			586	26,301	(1,133)	25,168
Current Liabilities	8,555	637	9,192			414	9,606	(1,068)	8,538
Total Liabilities	17,396	1,016	18,412			707	19,119	(1,056)	18,063
Stockholders’ Equity	4,719	(185)	4,534			480	5,014	(77)	4,937

Results of Operations
Year ended December 31, 2001
Net Income (Loss)	$648	$(109)	$539	$(107)	$432	$(11)	$421	$(15)	$406
Net Income (Loss) Applicable to Common Stockholders	645	(109)	536	(145)	391	(12)	379	(15)	364
Earnings (Losses) Per Diluted Share	$1.90	$(0.32)	$1.58	$(0.43)	$1.15	$(0.04)	$1.11	$(0.04)	$1.07

Year ended December 31, 2000
Net Income (Loss)	$501	$(17)	$484			$10	$494	$(58)	$436
Net Income (Loss) Applicable to Common Stockholders	466	(17)	449			10	459	(58)	401
Earnings (Losses) Per Diluted Share	$1.48	$(0.05)	$1.43			$0.03	$1.46	$(0.19)	$1.27

Selected Cash Flow Data
Year ended December 31, 2001
Operating Cash Flow	$811	$(291)	$520			$15	$535	$15	$550
Investing Cash Flow	(3,413)	—	(3,413)			(423)	(3,836)	8	(3,828)
Financing Cash Flow	2,734	291	3,025			423	3,448	2	3,450

Year ended December 31, 2000
Operating Cash Flow	$438	$—	$438			$(28)	$410	$10	$420
Investing Cash Flow	(1,304)	—	(1,304)			(254)	(1,558)	19	(1,539)
Financing Cash Flow	907	—	907			237	1,144	(13)	1,131

(1)	The Form 8-K filed January 31, 2003 only included 2001 results of operations data. As a result, the only adjustments associated with such Form 8-K relate to 2001 results of operations.
(2)	This column includes increases to the December 31, 2001 balances of current assets, total assets, current liabilities and total liabilities of $223 million, $301 million, $314 million and $313 million, respectively and a decrease to stockholders’ equity of $12 million related to reclassifications to the December 31, 2001 balance sheet to conform to December 31, 2002 balance sheet classifications.
(3)	This column includes increases (decreases) to the operating cash flow, investing cash flow and financing cash flow data of $15 million, $8 million and $2 million, respectively, for the year ended December 31, 2001 and $30 million, $(1) million and $(13) million, respectively, for the year ended December 31, 2000 to conform to cash flow classifications for the year ended December 31, 2002.
(4)	There have not been any changes to this data since Amendment No. 2 to the 2001 Form 10-K/A was filed April 11, 2003.

Please read Note 19—Quarterly Financial Information (Unaudited), beginning on page F-90, for a discussion of our 2002 quarterly financial statements, which reflect restatements of the financial statements included in our 2002 Quarterly Reports on Form 10-Q as originally filed. On May 14, 2003, we filed amended 2002 Quarterly Reports on Form 10-Q to reflect these restatements.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

NOTE 1—ORGANIZATION AND OPERATIONS OF THE COMPANY

Dynegy Inc. (together with our subsidiaries, “we”, “us” or “our”) is a holding company and conducts substantially all of its business through its subsidiaries. We own operating divisions engaged in power generation, natural gas liquids and regulated energy delivery. Prior to January 1, 2003, we had four reportable business segments: Wholesale Energy Network (“WEN”), Dynegy Midstream Services (“DMS”), Transmission and Distribution (“T&D”) and Dynegy Global Communications (“DGC”). Our operating segments for 2003 include Power Generation (“GEN”) , Natural Gas Liquids (“NGL”) , Regulated Energy Delivery (“REG”) and Customer Risk Management (“CRM”). Reportable segments in this report conform to the current segment presentation. We determined to report our results in these four business segments based on the diversity of their respective operations.

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

Restricted Cash.    Restricted cash represents cash that is unavailable for general purpose cash needs. Included in restricted cash are amounts that have been reserved for use in retiring IP’s Transitional Funding Trust Notes and cash received in excess of disbursements relating to a lease arrangement affecting our U.S. fiber optic network. These items are further discussed in Note 10—Debt beginning on page F-47.

Allowance for Doubtful Accounts.    We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We review collectibility and establish or adjust our allowance as necessary using the specific identification method.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates (“composite rate”) until the asset group subject to the composite rate is retired. Gains and losses on the sale of individual assets are reflected in loss (gain) on sale of assets in the consolidated statements of operations. Through December 31, 2001, we reviewed the carrying value of our long-lived assets in accordance with provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“Statement No. 121”). In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121 and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under this standard, we evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment. When we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to the estimated sales price, less costs to sell. Our adoption of Statement No. 144 on January 1, 2002 did not have any impact on our financial position or results of operations. See Note 4—Restructuring and Impairment Charges, beginning on page F-33, for a discussion of impairment charges we recognized in 2002.

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

In June 2001, the FASB issued Statement No. 143. We adopted this Statement effective January 1, 2003. Statement No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under Statement No. 143, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Effective upon our adoption, the cumulative effect of applying Statement No. 143 will be recognized as a change in accounting principle in the consolidated statements of operations.

As part of the transition adjustment in adopting Statement No. 143, existing environmental liabilities in the amount of $73 million were reversed. The fair value of the remediation costs estimated to be incurred upon retirement of the respective assets is included in the asset retirement obligation and was recorded upon adoption of Statement No. 143. As such, we expect the impact of adopting Statement No. 143 will be an increase in earnings, net of tax, of approximately $33 million, to be reflected as a cumulative effect of a change in accounting principle in the first quarter 2003. The annual amortization of the asset created under this standard and the accretion of the liability to its fair value is estimated to be approximately $6 million in 2003. In addition

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

to these liabilities, we also have potential retirement obligations for the dismantlement of power generation facilities, power transmission assets, a fractionation facility and natural gas storage facilities. It is our intent to maintain these facilities in a manner such that the facilities will be operational indefinitely. As such, we cannot estimate any potential retirement obligations associated with these assets. At the time we are able to estimate any new asset retirement obligations, liabilities will be recorded in accordance with Statement No. 143.

The following unaudited pro forma financial information has been prepared to give effect to the adoption of Statement No. 143 as if it had been adopted on January 1, 2000:

	Years Ended December 31,
	2002	2001	2000
	(in millions)
Income (loss) from continuing operations, as reported	$(1,349)	$486	$409
Pro forma adjustments to reflect retroactive adoption of Statement No. 143	(6)	(5)	(5)

Pro forma income (loss) from continuing operations	$(1,355)	$481	$404

Income (loss) before cumulative effect of change in accounting principle, as reported	$(2,503)	$404	$436
Pro forma adjustments to reflect retroactive adoption of Statement No. 143	(6)	(5)	(5)

Pro forma income (loss) before cumulative effect of change in accounting principle	$(2,509)	$399	$431

Net income (loss), as reported	$(2,737)	$406	$436
Pro forma adjustments to reflect retroactive adoption of Statement No. 143	(4)	(3)	(3)

Pro forma net income (loss)	$(2,741)	$403	$433

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Basic earnings (loss) per share
Income (loss) from continuing operations	$(4.59)	$(4.60)	$1.37	$1.36	$1.24	$1.23
Income (loss) from discontinued operations	(3.15)	(3.15)	(0.26)	(0.26)	0.09	0.09
Cumulative effect of change in accounting principle, net	(0.64)	(0.64)	0.01	0.01	—	—

Basic earnings (loss) per share	$(8.38)	$(8.39)	$1.12	$1.11	$1.33	$1.32

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(4.59)	$(4.60)	$1.31	$1.30	$1.18	$1.17
Income (loss) from discontinued operations	(3.15)	(3.15)	(0.25)	(0.25)	0.09	0.09
Cumulative effect of change in accounting principle, net	(0.64)	(0.64)	0.01	0.01	—	—

Diluted earnings (loss) per share	$(8.38)	$(8.39)	$1.07	$1.06	$1.27	$1.26

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The following table presents the detail of our asset retirement obligations which would have been included in other long-term liabilities in our consolidated balance sheet if Statement No. 143 had been adopted on January 1, 2000 (in millions):

	2002	2001	2000
Balance, beginning of year	$36	$30	$10
Liabilities incurred	1	2	17
Accretion expense	4	4	3

Balance, end of year	$41	$36	$30

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

Goodwill and Other Intangible Assets.    Prior to January 1, 2002, intangible assets, principally goodwill, were amortized on a straight-line basis over their estimated useful lives of 25 to 40 years. However, effective January 1, 2002, we adopted Statement No. 142 and, accordingly, we discontinued amortizing goodwill. In accordance with Statement No. 142, we subject goodwill to a fair value-based impairment test on at least an annual basis. As further discussed in Note 9—Goodwill beginning on page F-45, the adoption of Statement No. 142 and the resulting impairment test caused us to recognize a $234 million charge in our communications business associated with the cumulative effect of implementing this standard and an additional $897 million impairment in 2002 related to the CRM and GEN segments. The estimation of fair value is highly subjective, inherently imprecise and can change materially from period to period based on, among other things, an assessment of market conditions, projected cash flows and discount rate. Accordingly, if conditions change in the future, we may record further impairment losses on an annual basis, absent any specific impairment indicators. We expect to perform our annual impairment test in the fourth quarter after the annual budgetary process.

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

The accrual model has historically been used to account for substantially all of the operations conducted in the GEN, NGL and REG segments. Ownership and operation of physical assets characterize these businesses. We use these physical assets in various generation, processing and delivery operations. These operations include the generation of electricity, the separation of natural gas liquids into their component parts from a stream of natural gas, the transportation or transmission of commodities through pipelines or over transmission lines and the delivery of data and voice bits over communication networks. End sales from these businesses result in physical delivery of commodities or services to our wholesale, commercial and industrial and retail customers.

Revenues for product sales and gas processing and marketing services are recognized when title passes to the customer or when the service is performed. Fractionation and transportation revenues are recognized based on volumes received in accordance with contractual terms. Revenues derived from power generation are

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The fair value model is used to account for certain forward physical and financial transactions in the GEN, CRM and NGL segments, which meet criteria defined by the FASB or the Emerging Issues Task Force (“EITF”). These criteria require these contracts to be related to future periods, to contain fixed price and volume components and to have terms that require or permit net settlement of the contract in cash or its equivalent. As these transactions may be settled in cash, the value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. The net gains or losses resulting from the revaluation of these contracts during the period are recognized currently in our results of operations. Assets and liabilities associated with these transactions are reflected on our balance sheet as risk-management assets and liabilities, classified as short-term (i.e., current) or long-term pursuant to each contract’s individual length.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

During January 2003, in connection with the re-audit of our 1999-2001 financial statements and an assessment of various accounting policies, we reconsidered the model-based methodology utilized to estimate forward power curves based on the increasing term length of contractual arrangements within our U.S. power portfolio in the third quarter 2001. Based on this assessment, we corrected our methodology utilized to estimate forward U.S. power curves effective for the third quarter 2001. The corrected power curve methodology incorporates forward energy prices derived from broker quotes and values from executed transactions to develop mathematical forward price curves for periods where broker quotes and transaction data cannot be obtained. While we believe our corrected pricing model is based on reasonable and sound assumptions, the application of forecasted pricing curves to contractual commitments may result in realized cash return on these commitments that vary significantly, either positively or negatively, from the estimated values. Please read Explanatory Note—Restatement Disclosures—Restated Forward Power Curve Methodology beginning on page F-12 for further discussion.

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

The following table reconciles the revenues and costs of sales as previously reported in Amendment No. 2 to the amounts reported herein. Amounts in this table have been adjusted to reflect the reclassification of our global communications and U.K. CRM businesses to discontinued operations. For further information, please see Explanatory Note—Reclassifications—Discontinued Operations beginning on page F-8 ($ in millions):

	Year Ended December 31,
	2001	2000
Revenues as previously reported	$42,613	$29,327
Discontinued operations	(952)	(1,035)
Change in accounting principle	(32,783)	(20,088)

Revenues as reported herein	$8,878	$8,204

Cost of sales as previously reported	$40,812	$27,934
Discontinued operations	(958)	(1,061)
Change in accounting principle	(32,783)	(20,088)

Cost of sales as reported herein	$7,071	$6,785

Second, in October 2002, the EITF reached a consensus to rescind EITF Issue 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 98-10”), which was the guidance requiring us to use mark-to-market accounting for our energy trading contracts. While the rescission of EITF 98-10 will reduce the number of contracts accounted for on a mark-to-market basis, it does not eliminate

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

mark-to-market accounting. All derivative contracts that either do not qualify, or are not designated, as hedges will continue to be marked-to-market in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”). Any earnings/losses previously recognized under EITF 98-10 that would not have been recognized under Statement No. 133 will be reversed in the first quarter 2003 as a cumulative effect of a change in accounting principle. The first quarter pre-tax income is expected to be approximately $35 million, primarily reflecting losses previously recognized prior to the settlement of power tolling arrangements offset by the reversal of mark-to-market earnings previously recognized prior to the settlement of natural gas storage contracts, transportation contracts and retail power sales.

A third issue addressed by the EITF in EITF Issue 02-03 deals with the recognition of unrealized gains and losses at inception of an energy trading contract (commonly referred to as dealer profit). The EITF did not reach a consensus on this issue.

We have historically entered into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in our natural gas liquids, electricity and coal businesses in order to minimize the risk of changes in market prices in these commodities. We also monitor our exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Gains and losses from hedging transactions are recognized in income in the periods for which the underlying commodity, interest rate or foreign currency transaction impacts earnings in the same line item as the underlying transaction on the consolidated statements of operations. If the underlying contract being hedged by the commodity, interest rate or foreign currency transaction is disposed of or otherwise terminated, the gain or loss associated with such contract is no longer deferred and is recognized in the period the underlying contract is eliminated. If the hedging transaction is terminated prior to the occurrence of the underlying transaction being hedged, the gain or loss associated with the hedging transaction is deferred and recognized in income in the period in which the underlying transaction being hedged occurs.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Employee Stock Options.    We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for our stock compensation plans. Accordingly, compensation expense is not recognized for employee stock options unless the options were granted at an exercise price lower than the market value on the grant date. We have granted in-the-money options in the past and continue to recognize compensation expense over the applicable vesting periods. Since 2001, no in-the-money stock options have been issued.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Regulatory Assets.    Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“Statement No. 71”) allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover through inclusion in future rates. Illinois Power Company (“IP”), our wholly owned utility subsidiary, records regulatory assets in accordance with Statement No. 71. Regulatory assets represent probable future revenues associated with costs that are expected to be recovered from customers through the rate-making process. The significant components of regulatory assets at December 31, 2002 and 2001 were approximately $256 million and $336 million, respectively, and are included in other long-term assets on our consolidated balance sheets.

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

Minority Interest.    Minority interest on the consolidated balance sheets includes third-party investments in entities that are not wholly-owned consolidated entities. The net pre-tax results attributed to minority interest holders in consolidated entities are classified in minority interest in the consolidated statements of operations. In addition, minority interest at December 31, 2001 included $867 million related to Catlin Associates LLC, an entity formed in connection with our Black Thunder financing, which was reclassified to debt during 2002. Please see Note 10—Debt—DMG Secured Debt beginning on page F-53, for further discussion.

New Accounting Pronouncements.    As noted above, in June 2001, the FASB issued Statement No. 143, which we adopted January 1, 2003. See further discussion above in Other Contingencies beginning on page F-19.

As noted above, during 2002 the EITF reached consensus on several issues pursuant to EITF Issue 02-03. See further discussion above in Revenue Recognition beginning on page F-21.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“Statement No. 145”). The adoption of Statement No. 145 effective January 1, 2003 is not expected to impact us.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“Statement No. 146”). Statement No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 requires costs to be accrued as incurred rather than when an approved plan is in place. The scope of Statement No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated received under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption of the standard is encouraged. If we had adopted Statement No. 146 early, $45 million of our fourth quarter 2002 restructuring charge (see discussion in Note 4—Restructuring and Impairment Charges—Severance and Other Restructuring Costs beginning on page F-34) would have been recognized in future periods.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, we adopted the disclosure requirements on December 31, 2002 (see Note 3—Dispositions, Discontinued Operations and Acquisitions beginning on page F-27, Note 10—Debt beginning on page F-47 and Note 14—Commitments and Contingencies beginning on page F-62), and we will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. We believe the adoption of the recognition/measurement provisions will not have a material impact on our financial statements.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

BGSL’s results of operations are included in our consolidated statement of operations beginning December 1, 2001 as part of our CRM segment. A condensed balance sheet as of the acquisition date is as follows ($ in millions):

Current assets	$57
Property, plant and equipment	792
Goodwill	9

Total assets acquired	858

Current liabilities	56
Long-term liabilities	207

Total liabilities assumed	263

Net assets acquired	$595

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Global Liquids.    As a result of our decision to exit the international LPG trading and transportation business, in December 2002 we sold our Dynegy Global Liquids business, which was included in our NGL segment, to Trammo Gas International Inc., a wholly owned subsidiary of Transammonia Inc. The effective date of the sale was January 1, 2003. Consideration for the sale will be a cash payment in 2007 based on a 12.5 percent share of actual cumulative EBITDA of the assets sold over the next five years (2003 through 2007), capped at $8 million. We recorded pre-tax write-downs and accruals totaling $27 million associated with this transaction in 2002.

Approximately $12 million of the $27 million charge noted above was our investment in Energy Infrastructure Overseas Limited (“EIOL”). We had a 37.5 percent ownership interest in EIOL valued at $12 million that we accounted for under the equity method. The success of the EIOL project, which was still in the development and financing phase, was dependent on its ability to raise additional debt and equity for completion of the project. Due to the generally poor prevailing worldwide investment conditions and depressed international market for development projects of this type, we expect to receive no value or cash flows for our current investment in the project. As a result, we wrote down our investment in this project to zero at December 31, 2002. The remaining 2002 charges associated with this disposition included the write-off of a logistics and accounting computer system not acquired by the purchaser, and other related restructuring costs.

Global Communications.    As part of our commitment to exit the communications business, DGC exited operations in Asia through the combination of a management buyout and sale of assets in November 2002. As part of the transaction, DGC retained a 20% interest in a Beijing data center. This retained interest will be accounted for using the cost method. The sale of the Asian investments resulted in a $2 million pre-tax gain ($3 million after-tax) in the fourth quarter 2002 after taking into account the impact of assets impaired in the second quarter 2002.

During 2003, we disposed of Dynegy Europe Communications to an affiliate of Klesch & Company, a London-based private equity firm and we disposed of our U.S. communications network to an affiliate of 360 networks Corporation.

U.K. CRM.    During the first quarter 2003, the wind-down efforts of the U.K. CRM business were substantially completed. We do not expect the U.K. CRM business to have a material impact on our results in the future.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The following table summarizes information related to our discontinued operations. Amounts in this table have been adjusted to reflect the reclassification of our global communications and U.K. CRM businesses to discontinued operations. For further information, please see Explanatory Note—Reclassifications—Discontinued Operations beginning on page F-8 ($ in millions):

	Northern Natural	UK Storage	UK CRM	Global Liquids	DGC	Total
2002
Revenue	$201	$140	$16	$784	$22	$1,163
Income (loss) from operations before taxes	38	34	(115)	(22)	(856)	(921)
Gain (loss) on sale before taxes	(599)	30	—	(15)	2	(582)
Gain (loss) on sale after taxes	(561)	5	—	(10)	3	(563)

2001
Revenue	$—	$15	$20	$890	$27	$952
Income (loss) from operations before taxes	—	6	(31)	(2)	(100)	(127)

2000
Revenue	$—	$—	$—	$1,033	$2	$1,035
Income (loss) from operations before taxes	—	—	52	5	(19)	38

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

IP and Trans-Elect have withdrawn the rate filing at the FERC and requested a continuance of the hearing pending an order on rehearing and a FERC ruling on a new rate application. Pending resolution of these matters by the FERC, the ICC proceedings have also been withdrawn and continued. IP is in discussions with Trans-Elect to determine the impact of the FERC order on the transaction and to determine the course of action the parties will take. Under the sale agreement, if the transaction does not close on or before July 7, 2003, either party can terminate the agreement. Because of the lead time required to receive the necessary regulatory approvals, it is unlikely that the transaction could be closed by July 7th.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

2000 Dispositions.    In the first quarter 2000, we sold our domestic crude oil marketing and trading business, which was included in the results of our NGL segment prior to its sale. We recognized an after-tax loss on the sale of $11 million, which is included in loss (gain) on sale of assets on our consolidated statements of operations. Also in the first quarter 2000, we sold our Mid-Continent gas processing assets, the results of which were included in the results of the NGL segment prior to the sale, and recognized a $6 million after-tax loss, which is included in loss (gain) on sale of assets on our consolidated statements of operations. In the third quarter 2000, we sold our 25% participating preferred interest in Accord, which was included in the results of our CRM segment prior to its sale. We received cash proceeds of $95 million, and recognized an after-tax gain of $58 million. The gain is included in loss (gain) on sale of assets on our consolidated statements of operations. Finally, during 2000 we sold interests in certain Qualifying Facilities, which were included in the results of our GEN segment prior to their sale, pursuant to statutory requirements related to the Illinova acquisition described below. We received cash proceeds of $257 million on those sales and recognized an after-tax gain of $34 million. The gain is included in loss (gain) on sale of assets on our consolidated statements of operations.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Global Communications.    On September 29, 2000, we completed the acquisition of Extant, Inc. (“Extant”), a privately held communications solutions company. Our net investment consisted of $92 million in cash and 1.8 million shares of Class A common stock. Following the transaction, we established DGC, a new segment that also owns 80 percent of a limited partnership called DynegyConnect, L.P., which conducts many of the activities previously conducted by Extant. On March 14, 2003, we agreed to acquire the remaining 20 percent of DynegyConnect L.P. effective as of September 19, 2001 in exchange for $45 million in cash and settlement of a lawsuit. See Telstra Litigation on page F-71 for additional details about this lawsuit. In the first quarter 2001, we finalized the acquisition of iaxis, Limited (“iaxis”), a London-based communications company.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

NOTE 4—RESTRUCTURING AND IMPAIRMENT CHARGES

Amounts in this footnote reflect the reclassification of our global communications and U.K. CRM businesses to discontinued operations. For further information, please see Explanatory Note—Reclassifications—Discontinued Operations beginning on page F-8.

In 2002, we recorded pre-tax restructuring and impairment charges of $1,109 million relating to various areas of our operations. The table below provides the amounts of such charges by business area and the caption in which such charges are reflected in the consolidated statements of operations ($ in millions):

	Depreciation and Amortization Expense	Impairment and Other Charges	(Earnings) Losses of Unconsolidated Investments	Discontinued Operations	Total Charge
Impairment of communications business	$—	$—	$—	$635	$635
Severance and other restructuring costs	17	140	—	42	199
Impairment of generation investments	—	—	144	—	144
Impairment of technology investments	—	—	31	49	80
Impairment of other obsolete assets	—	50	—	1	51

	$17	$190	$175	$727	$1,109

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

Our impairment analysis of our communications business, calculated in accordance with the guidelines set forth in Statement No. 144, indicated future cash flows from DGC’s operations were insufficient to cover the carrying value of its long-lived assets. As a result, non-cash impairment charges totaling $306 million ($199 million after-tax) were recorded. As all of these charges relate to our global communications business, they are reported in discontinued operations. In addition, we restated the treatment of certain communication leases, as discussed in Explanatory Note—Restatement Disclosures—Restated Lease Accounting, beginning on page F-13. As such, the assets related to the communications leases were also determined to be impaired resulting in an additional impairment charge of $329 million ($214 million after-tax), which was recorded in impairment and other charges and subsequently reclassified to discontinued operations.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

A substantial amount of the balance at December 31, 2002 relates to severance that has not been paid to our former Chief Executive Officer, former President and former Chief Financial Officer, each of whom has instituted an arbitration proceeding against us related to this severance. Please read Note 14 – Commitments and Contingencies—Severance Arbitrations beginning on page F-72 for further discussion.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The following is a schedule of 2002 activity for the liabilities recorded associated with these charges ($ in millions):

Balance at December 31, 2001	$—
Severance:
2002 provision	115
Cash utilization	(44)

71

Cancellation fees and operating leases	41

Balance at December 31, 2002	$112

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

Impairment of generation investments.    In conjunction with our review of the carrying value of goodwill in the third quarter 2002 (see Note 9—Goodwill beginning on page F-45 for further discussion), we assessed the carrying value of our generation portfolio on an asset-by-asset basis. The generation portfolio includes wholly-owned generating facilities, which are reflected in property, plant and equipment, as well as investments in partnerships and limited liability companies that own generating facilities, which are reflected in unconsolidated investments. Based on this review, the carrying value associated with the wholly-owned generation facilities was considered realizable. However, some investments were considered impaired, resulting in a pre-tax charge of $144 million. The diminution in the fair value of these investments is primarily a result of depressed energy prices.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Operating results associated with natural gas gathering, processing and fractionation activities are sensitive to changes in natural gas liquids prices and the availability of inlet volumes. In addition, similar to peaking electricity generating facilities, straddle processing plants are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which in turn influence the volumes of gas processed at these facilities. The impact from changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. The availability of inlet volumes directly affects the utilization and profitability of this segment’s businesses. Commodity price volatility may also affect operating margins derived from our natural gas liquids marketing operations.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Based on these policies, our current exposures and our credit reserves, we do not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance. As a result of Enron’s bankruptcy, we reserved an after-tax amount of $84 million in the fourth quarter 2001 related to our net exposure for commercial transactions with that entity. For further discussion of this matter, see Note 14—Commitment and Contingencies—Enron Trade Credit Litigation beginning on page F-71.

Accounting for Derivative Instruments and Hedging Activities.    The Financial Accounting Standards Board issued, and subsequently amended, Statement No. 133, which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect our accounting and disclosure of certain contractual arrangements and operations. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless such instruments qualify, and are designated, as hedges of future cash flows, fair values, net investments or qualify, and are designated, as normal purchases and sales. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded as a component of accumulated other comprehensive loss until the related hedged items impact earnings. Any ineffective portion of a cash flow hedge is reported in earnings immediately. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. For derivatives treated as hedges of net investment in foreign operations, the effective portion of changes in the fair value of the derivative is recorded in the foreign currency translation adjustment, a component of accumulated other comprehensive loss. Derivatives treated as normal purchases or sales are recorded and recognized in income using accrual accounting.

We recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in our consolidated results on January 1, 2001. The amounts recorded are as follows ($ in millions):

	Net Income	Other Comprehensive Income
Adjustment to fair value of derivatives	$3	$105
Income tax effects	(1)	(44)

Total	$2	$61

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The balance in other comprehensive income at December 31, 2002 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or natural gas liquids and payments of interest, as applicable to each type of hedge. Of this amount, approximately $10 million of after-tax losses is estimated to be reclassified into earnings during 2003. The actual amounts that will be reclassified to earnings over the next year and beyond could vary materially from this estimated amount as a result of changes in market conditions.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of debt are included in Note 10 – Debt beginning on page F-47. The carrying amounts and fair values of our other financial instruments were ($ in millions):

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The businesses acquired included: 2002—Northern Natural; 2001—BGSL and iaxis; and 2000—Extant and Illinova. See Note 3—Dispositions, Discontinued Operations and Acquisitions beginning on page F-27 for more information regarding these acquisitions. The $1,521 million paid to acquire Northern Natural includes $1,501 million paid in 2001, which is included in unconsolidated investments in the consolidated statement of cash flows for the year ended December 31, 2001.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment consisted of ($ in millions):

	December 31
	2002	2001
Power Generation	$5,428	$4,757
CRM (including U.K. gas storage facilities)	14	795
Natural Gas Liquids:
Natural gas processing	992	944
Fractionation	221	201
Liquids marketing	33	25
Natural gas gathering and transmission	176	196
Terminals and storage	254	234
Barges	29	29
Regulated Energy Delivery	2,053	1,993
Dynegy Global Communications	126	544
IT Systems and Other	333	417

	9,659	10,135
Less: accumulated depreciation	(1,270)	(934)

	$8,389	$9,201

Interest capitalized related to costs of projects in process of development totaled $16 million, $20 million and $31 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8—UNCONSOLIDATED INVESTMENTS

Our unconsolidated investments consist primarily of investments in affiliates that we do not control but where we have significant influence over operations. These investments are accounted for by the equity method of accounting. Our share of net income from these affiliates is reflected in the consolidated statements of operations as earnings (losses) of unconsolidated investments. Our principal equity method investments consist of entities that operate power generation assets and natural gas liquids assets. We entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations either on a non-recourse basis to us or through their ongoing commercial activities. We hold investments in joint ventures in which ChevronTexaco or its affiliates are investors. For additional information about these investments, please read Note 11—Related Party Transactions—Transactions with ChevronTexaco beginning on page F-55.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

A summary of our unconsolidated investments is as follows. Amounts in this footnote reflect the revision of our reportable segments. For further information, please see Explanatory Note—Reclassifications—Revised Segments beginning on page F-9 ($ in millions):

	December 31
	2002	2001
Equity affiliates:
GEN investments	$542	$682
CRM investments	4	2
NGL investments	102	146

Total equity affiliates	648	830
Other affiliates, at cost	20	91
Other investments	—	23

Total unconsolidated investments	$668	$944

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

GEN Investments.    Power generation investments include ownership interests in eight joint ventures that own fossil fuel electric generation facilities as well as a limited number of international ventures. Our ownership is 50 percent in the majority of these ventures. Our aggregate net investment of $546 million at December 31, 2002 represents approximately 2,400 MW of net generating capacity. Our most significant investment in generating capacity is our interest in West Coast Power, representing approximately 1,400 MW of net generating capacity in California. Our net investment in West Coast Power totaled approximately $287 million and $330 million at December 31, 2002 and December 31, 2001, respectively. West Coast Power provided equity earnings of approximately $17 million, $162 million and $122 million in the years ended December 31, 2002, 2001 and 2000, respectively. Equity earnings during 2002 were negatively impacted by a $100 million increase ($50 million net to us) in West Coast Power’s allowance for doubtful accounts as well as a pre-tax impairment of $144 million in multiple equity investments based on a fair value assessment, as further discussed in Note 4—Restructuring and Impairment Charges—Impairment of Generation Investments beginning on page F-35. On November 22, 2002, a petition was filed by several former officers of NRG Energy, Inc. (“NRG”), the parent company of our partner in West Coast Power and another joint venture, to put NRG in involuntary bankruptcy. NRG and the original petitioners reached a settlement agreement on February 17, 2003, in which the original petitioners agreed to cooperate with NRG to secure dismissal of the petition. One intervening petitioning creditor remains who did not withdraw its objection to NRG’s motion to dismiss. A hearing was held on April 10, 2003 on the motion to dismiss, after which the Judge took the matter under advisement and indicated he would have a decision shortly. We cannot predict with certainty the effects of these or similar actions by NRG on the operations or collateral obligations of these two joint ventures.

During the first quarter 2003, we completed the sale of our 20% equity investment in Southstar Energy Services LLC. We received cash proceeds of approximately $20 million and recognized a pre-tax gain on the sale of approximately $1.5 million.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

CRM Investments.    Our CRM investments include an ownership interest in a retail energy joint venture.

NGL Investments.    At December 31, 2002, natural gas liquids investments included a 23 percent ownership interest in a venture that operates a natural gas liquids processing, extraction, fractionation and storage facility in the Gulf Coast region as well as a 39 percent ownership interest in a venture that fractionates NGLs on the Gulf Coast. Our midstream investments at December 31, 2001 also included our investment in West Texas LPG Pipeline Limited Partnership (“WTLPS”), which was sold to ChevronTexaco in August 2002. Please read Note 11—Related Party Transactions—Transactions with ChevronTexaco beginning on page F-55 for further discussion of this transaction.

Summarized aggregate financial information for the GEN, CRM and NGL investments and our equity share thereof was ($ in millions):

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

Other Investments.    In addition to these equity investments, we hold interests in companies for which we do not have significant influence over the operations. These investments are accounted for by the cost method. Such investments totaled $20 million and $91 million at December 31, 2002 and 2001, respectively. We also owned securities that had a readily determinable fair market value and were considered available-for-sale. The market value of these investments at December 31, 2002 and 2001 was estimated to be zero and $23 million, respectively. During 2001, we recognized an $19 million pre-tax loss on a technology investment due to impairments that were determined by management to be other-than-temporary. During 2002, we wrote down the remaining values of our available-for-sale securities. See Note 4—Restructuring and Impairment Charges—Impairment of Technology Investments beginning on page F-35.

In November 2001, we acquired 1,000 shares of Series A Preferred Stock in Northern Natural for $1.5 billion. Dividends of $8 million and $13 million are reflected in “Other Income” on the 2002 and 2001 Consolidated Statements of Operations, respectively. We exercised our option to acquire the indirect parent of Northern Natural in November 2001 upon termination of the merger agreement with Enron and closed the acquisition on January 31, 2002. See further discussion on this transaction and the subsequent sale of Northern Natural under Note 3—Dispositions, Discontinued Operations and Acquisitions—Dispositions—Discontinued Operations—Northern Natural beginning on page F-27.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

NOTE 9—GOODWILL

The changes in the carrying amount of goodwill for each of our reportable business segments for the year ended December 31, 2002 were as follows ($ in millions):

	GEN	CRM	NGL	REG	Other	Total
Balances as of January 1, 2002	$549	$381	$16	$381	$234	$1,561
Cumulative effect of change in accounting principle	—	—	—	—	(234)	(234)
Goodwill acquired during the period	—	—	—	887	—	887
Purchase price adjustments	—	(33)	—	(28)	—	(61)
Goodwill impaired during the period	(549)	(348)	—	—	—	(897)
Sale of Canadian Crude business	—	—	(1)	—	—	(1)
Sale of Northern Natural	—	—	—	(859)	—	(859)

Balances as of December 31, 2002	$—	$—	$15	$381	$—	$396

As discussed in Explanatory Note—Reclassifications—Revised Segments, beginning on page F-9, reportable segments in this report conform to the 2003 segment classification. Accordingly, goodwill which was previously associated with the former WEN segment has been allocated between the GEN and CRM segment. Goodwill which was previously associated with the former DGC segment is included in the Other classification.

Significant components of the changes in goodwill during 2002 included the following:

We adopted Statement No. 142 effective January 1, 2002, and, accordingly, tested for impairment all amounts recorded as goodwill. We determined that goodwill associated with our former DGC reporting segment was impaired and we therefore recognized a charge of $234 million for this impairment. The fair value of this reporting segment was estimated using the expected discounted future cash flows. The value was negatively impacted by continued weakness in the communications and broadband markets. The impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle.

During 2002, the value of goodwill associated with our former WEN segment was determined to be impaired, resulting in our recognizing a charge of $897 million. The fair values of the respective components of this segment were estimated utilizing the expected discounted future cash flows. The primary factors leading to this impairment were: (1) the reduction in near-term power prices; (2) an increase in the rate of return required for investors to enter the energy merchant sector; and (3) our decision to exit third-party risk management aspects of the marketing and trading business. The impairment charge is reflected in the consolidated statement of operations as a goodwill impairment.

Also in 2002, goodwill associated with the acquisition of Northern Natural was recorded and removed when Northern Natural was sold. See Note 3—Dispositions, Discontinued Operations and Acquisitions—Dispositions—Discontinued Operations—Northern Natural beginning on page F-27 for additional discussion of the sale of Northern Natural.

All charges related to goodwill during 2002 are the same on a pre-tax or an after-tax basis.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The foregoing description of the material terms of our new credit facility and related ancillary documents is a summary of certain provisions of the definitive agreements governing the credit facility and should be read in conjunction with such agreements, which are filed as exhibits to this Amendment No. 1.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

This non-cash action resulted in an increase to property, plant and equipment and a corresponding increase in long-term debt on our condensed consolidated balance sheets. This obligation was previously disclosed as a lease obligation in the footnotes to our financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in our 2001 Form 10-K/A.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2002 ($ in millions):

Year ending December 31:
2003	$5
2004	7
2005	176

Total minimum lease payments	188
Less: Amount representing interest	23

Present value of net minimum lease payments	$165

Illinois Power Revolvers and Commercial Paper.    During the year ended December 31, 2002, we repaid commercial paper borrowings and revolving credit facilities for IP of approximately $238 million in the aggregate and borrowed an aggregate of approximately $60 million under IP’s revolving credit facility. The weighted average interest rates on amounts outstanding under IP’s commercial paper program and revolving credit facility were 3.3% and 2.7%, respectively at December 31, 2001.

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

Illinois Power Transitional Funding Trust Notes.    The Illinois Electric Utility Transition Funding Law permits Illinois utilities to issue transitional funding notes in connection with that state’s transition to customer

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

choice. These notes are issued through a special purpose trust, and a specified amount per kWh of cash received from customer electricity delivery service billings is earmarked for distribution to the trust and payment of the notes. Illinois Power Special Purpose Trust, a special purpose trust formed by IP for this express purpose, issued $864 million of transitional funding notes in December 1998. During 2002, IP paid down approximately $88 million of transitional funding trust notes and expects to continue to pay approximately $88 million on such notes annually through 2008. At December 31, 2002, Illinois Power Special Purpose Trust had $519 million in transitional funding notes outstanding, including $89 million of such notes that were classified as current portion of long-term debt.

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

NOTE 11—RELATED PARTY TRANSACTIONS

Transactions with ChevronTexaco.    In March 2002, we agreed with ChevronTexaco to expand our commercial relationships to include substantially all of the natural gas and domestic mixed NGLs and natural gas liquid products produced or controlled by the former Texaco.

In August 2002, we executed an agreement with ChevronTexaco pursuant to which the parties amended the existing gas purchase agreement, security agreement, netting agreement and certain related agreements. Under this new agreement, we agreed to accelerate payment to the month of delivery for a portion of the natural gas we purchase from ChevronTexaco, with the amount of the accelerated payment generally being equal to 75 percent of the value of the prior month’s gas deliveries, after reduction pursuant to a netting agreement between us and ChevronTexaco. This payment arrangement was effective upon the closing of the sale of Northern Natural described in Note 3—Dispositions, Discontinued Operations and Acquisitions—Dispositions—Discontinued Operations—Northern Natural beginning on page F-27 above. The accelerated payment totaled $176 million at December 31, 2002.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Equity Investments.    We hold investments in joint ventures in which ChevronTexaco or its affiliates are also investors. These investments include a 22.9% ownership interest in Venice Energy Services Company, L.L.C., which holds a pipeline gathering system, a processing plant, a fractionator and an underground natural gas liquids storage facility in Louisiana; and a 50% ownership interest in Nevada Cogeneration Associates #2, which holds our Black Mountain power generation facility. During the years ended December 31, 2002, 2001 and 2000, our portion of the net income from joint ventures with ChevronTexaco was approximately $17 million, $14 million and $17 million, respectively.

We also purchase and sell natural gas, NGLs, crude oil and power and, in some instances, earn management fees from certain entities in which we have equity investments. During the years ended December 31, 2002, 2001 and 2000, our marketing business recognized net sales to affiliates related to these transactions of $1.0 billion, $1.8 billion and $0.7 billion. In accordance with the net presentation provisions of EITF 02-03, all of these transactions, whether physically or financially settled, have been presented net on the consolidated statements of operations. In addition, during the years ended December 31, 2002, 2001 and 2000, our other businesses recognized aggregate sales to these affiliates of $15 million, $19 million and $16 million and aggregate purchases of $152 million, $185 million and $130 million, which are reflected gross on the consolidated statements of operations. Revenues were related to the supply of fuel for use at generation facilities, primarily West Cost Power, and the supply of natural gas sold by retail affiliates. Expenses primarily represent the purchase of NGLs that are subsequently sold in our marketing operations.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

December 2001 Equity Purchases.    In December 2001, ten members of our senior management purchased Class A common stock from us in a private placement pursuant to Section 4(2) of the Securities Act of 1933. These officers received loans totaling approximately $25 million from us to purchase the common stock at a price of $19.75 per share, the same price as the net proceeds per share received by us from a concurrent public offering. The loans bear interest at 3.25 percent per annum and are full recourse to the borrowers. Such loans are accounted for as subscriptions receivable within stockholders’ equity on the consolidated balance sheets. We recognized compensation expense in 2001 of approximately $1.2 million related to the shares purchased by these officers. This amount, which was recorded as general and administrative expense, is derived from the $1.00 per share discount these officers received based on the initial public offering price of $20.75 per share.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

quarter 2002. These executive officers used proceeds from a special bonus payment paid by us as part of their re-negotiated employment contracts to make these loan payments. These executive officers’ outstanding loans under the Short-Term Executive Stock Purchase Loan Program, which aggregate approximately $883,000 as of December 31, 2002, remain outstanding and mature on December 19, 2004.

NOTE 12—INCOME TAXES

Amounts in this footnote reflect the reclassification of our global communications and U.K. CRM businesses as discontinued operations. For further information, please see Explanatory Note—Reclassifications—Discontinued Operations beginning on page F-8.

General.    We are subject to U.S. federal, foreign and state income taxes on our operations. Components of income tax expense (benefit) related to income (loss) from continuing operations were ($ in millions):

	Year Ended December 31,
	2002	2001	2000
Current tax expense (benefit):
Domestic	$1	$97	$28
Foreign	2	11	51
Deferred tax expense (benefit):
Domestic	(299)	253	196
Foreign	20	(4)	(41)

Income tax provision (benefit):	$(276)	$357	$234

Components of income (loss) from continuing operations before income taxes were as follows ($ in millions):

	Year Ended December 31,
	2002	2001	2000
Income (loss) before income taxes:
Domestic	$(1,596)	$841	$660
Foreign	(29)	2	(17)

	$(1,625)	$843	$643

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income tax provisions on continuing operations for the years ended December 31, 2002, 2001 and 2000, were equivalent to effective rates of 17 percent, 42 percent and 36 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and our reported income tax provision were ($ in millions):

	Year Ended December 31,
	2002	2001	2000
Expected tax at U.S. statutory rate	$(569)	$295	$225
State taxes	(32)	18	14
Foreign taxes	9	7	6
Valuation allowance	9	—	—
Goodwill impairments	314	—	—
Basis differentials and other	(7)	37	(11)

Income tax provision (benefit)	$(276)	$357	$234

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

As more fully discussed in Explanatory Note—Restatement Disclosures—Project Alpha beginning on page F-10, we entered into the Project Alpha structured natural gas transaction in April 2001. We have not recognized the permanent tax benefit related to Project Alpha in our 2002 or 2001 U.S. consolidated federal income tax return or financial statements.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

NOTE 13—REDEEMABLE PREFERRED SECURITIES

Redeemable preferred securities consisted of the following ($ in millions):

	December 31,
	2002	2001
Serial Preferred Securities of a Subsidiary	$11	$46
Company Obligated Preferred Securities of a Subsidiary Trust	200	200
Series B Convertible Preferred Securities	1,212	882

Total Redeemable Preferred Securities	$1,423	$1,128

Serial Preferred Securities of a Subsidiary.    Serial Preferred Securities of a Subsidiary of approximately $11 million and $46 million, at December 31, 2002 and 2001, respectively, consists of six series of preferred stock issued by IP, with interest rates ranging from 4.08% to 7.75%. Certain series are redeemable at the option of IP, in whole or in part. On March 28, 2002, IP completed a solicitation of consents from its preferred stockholders to amend its Restated Articles of Incorporation to eliminate a provision restricting its ability to incur unsecured debt. Concurrently, Illinova completed a tender offer pursuant to which it paid approximately $35 million to acquire 662,924 shares, or approximately 73 percent, of IP’s preferred stock. As a result, the NYSE has delisted each of the series of preferred stock that was subject to the tender offer and previously listed thereon. As of December 31, 2002 and 2001, the redemption amount associated with these securities totaled $11 million and $46 million, respectively.

Company Obligated Preferred Securities of a Subsidiary Trust.    In May 1997, NGC Corporation Capital Trust I (“Trust”) issued, in a private transaction, $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities (“Trust Securities”) representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of DHI’s 8.316% Subordinated Debentures (“Subordinated Debentures”). The sole assets of the Trust are the Subordinated Debentures. The Trust Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at DHI’s option, in whole at any time or in part from time to time, at formula-based redemption prices, as defined in the indenture. The Subordinated Debentures represent DHI’s unsecured obligations and rank subordinate and junior in right of payment to all of DHI’s senior indebtedness to the extent and in the manner set forth in the associated indenture. We have irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the Trust Securities the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Trust Securities, as described in the indenture. We may defer payment of interest on the subordinated debentures as described in the indenture. As of December 31, 2002 and 2001, the redemption amount associated with these securities totaled $200 million.

Series B Convertible Preferred Securities.    On November 13, 2001, ChevronTexaco purchased 150,000 shares of our Series B Mandatorily Convertible Redeemable Preferred Stock (“Series B preferred stock”) for $1.5 billion. The proceeds from this issuance were used to finance our investment in Northern Natural, which is discussed in detail in Note 3—Dispositions, Discontinued Operations and Acquisitions—Dispositions— Discontinued Operations—Northern Natural, beginning on page F-27. Each share of our Series B preferred stock is convertible, at the option of ChevronTexaco, for a period of two years into shares of our Class B common

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

stock at the conversion price of $31.64. The $660 million intrinsic value of this beneficial conversion option was calculated using a commitment date of November 13, 2001, the date ChevronTexaco funded its preferred stock purchase and the preferred securities were issued. We are accreting an implied preferred stock dividend over the redemption period the Series B preferred stock is outstanding as required by GAAP. The shares of Series B preferred stock provide for a mandatory redemption on November 13, 2003. Our Board of Directors will evaluate this redemption obligation prior to November 13, 2003. Based on our substantial debt obligations, liquidity position, limitations under applicable state law and limitations in our restructured credit facility in respect of redemptions of equity securities, we do not currently expect to redeem the preferred shares in November 2003. Our restructured credit facility provides that we cannot redeem more than $50 million of the Series B preferred stock during the term of the facility and we must permanently reduce borrowings under the credit facility by three times any amount repaid. Shares not redeemed will remain outstanding. As of December 31, 2002 and 2001, the redemption amount associated with these securities totaled $1.5 billion.

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

Trust Originated Preferred Securities.    Illinois Power Financing Inc. (“IPFI”) is a statutory business trust in which IP serves as sponsor. In 1996, IPFI issued $100 million aggregate liquidation amount of 8% Trust Originated Preferred Securities (“TOPrS”) in a private transaction. The TOPrS were to mature on January 31, 2045 and could be redeemed at IP’s option, in whole or in part, from time to time on or after January 31, 2001. On September 30, 2001, IP redeemed all $100 million of the TOPrS. The redemption was financed with $85 million cash and $15 million in commercial paper.

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

We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” For environmental matters, we record liabilities when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Please read Note 2—Accounting Policies—Other Contingencies beginning on page F-19 for further discussion.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

ERISA/401(k) Litigation.    On August 15, 2002, a purported class action complaint was filed against us in the United States District Court for the Southern District of Texas (Houston Division) alleging violations of the Employee Retirement Income Securities Act. The lawsuit concerns the Dynegy Inc. 401(k) Savings Plan and claims that our Board of Directors and certain former and current officers involved in the administration of the 401(k) Plan breached their fiduciary duties to the Plan’s participants and beneficiaries in connection with the Plan’s holdings of Dynegy common stock. The lawsuit seeks unspecified damages for the losses to the Plan resulting from the alleged breaches of fiduciary duties, as well as attorney’s fees and certain other costs. The putative class was defined as participants holding Dynegy common stock in the plan as of April 17, 2001 or later. On February 12, 2003, the plaintiffs filed an amended complaint, which extended the putative class period back to April 27, 1999. Additional past Board members were named as defendants, as were past and present members of our Benefit Plans Committee. The amended complaint alleges that our earnings and business conditions were misstated from 1999 forward and that, during such period, Dynegy and members of the Board, including members of the Compensation and Human Resources Committee of the Board, breached fiduciary duties by failing to disclose to the Benefit Plans Committee information regarding risks associated with our business due to misstatements about our revenues, earnings and operations, which information was material to the appropriateness of Dynegy common stock as an investment option, and by failing to monitor the Benefit Plans Committee. The amended complaint further alleges that the Benefit Plans Committee breached fiduciary duties by failing to disclose complete and accurate information with respect to the suitability of investing in Dynegy common stock and by failing to eliminate Dynegy common stock as a Plan investment option, and that the Benefit Plans Committee breached their duty of loyalty to discharge their duties to the Plan solely in the interest of the participants and beneficiaries. The amended complaint also alleges that we breached co-fiduciary duties under ERISA and, to the extent it is found not to be a fiduciary, that we benefited by knowingly participating in fiduciary breaches by others. The plaintiff filed a second amended complaint on April 7, 2003, which names as

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

additional defendants certain former employees who served on a predecessor committee to the Benefit Plans Committee. The plaintiff also included in this second amended complaint allegations relating to Project Alpha, round trip trades and the gas price index investigation.

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

We have undertaken activities to significantly reduce emissions at the Baldwin Station since the complaint was filed in 1999. In 2000, the Baldwin Station was converted from high to low sulfur coal, resulting in sulfur dioxide emission reductions of over 90% from 1999 levels. Furthermore, selective catalytic reduction equipment has been installed at two of the three units at Baldwin Station, resulting in significant emission reductions of nitrogen oxides. However, the EPA may seek to require the installation of the “best available control technology,” or the equivalent, at the Baldwin Station. Current estimates indicate that we could incur capital expenditures of up to $410 million if the installation of best available control technology were required. The EPA also has the authority to seek penalties for the alleged violations at the rate of up to $27,500 per day for each violation.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

In addition to the six consolidated lawsuits discussed above, ten other putative class actions and/or representative actions have been filed on behalf of business and residential electricity consumers. The lawsuits were filed in various state courts and in the United States District Court for the Northern District of California. The defendants named in these lawsuits are various power generators and marketers, including Dynegy and some of our affiliates. The complaints allege unfair, unlawful and deceptive practices in violation of the California Unfair Business Practices Act and seek to enjoin illegal conduct, restitution and unspecified damages. While some of the allegations in these lawsuits are similar to the allegations in the other six lawsuits, these lawsuits include additional allegations based on events occurring subsequent to the filing of the other six lawsuits. These additional allegations include allegations similar to those made by the California Attorney General in the March 11, 2002 lawsuit described below as well as allegations that contracts between these power generators and the CDWR constitute unfair business practices resulting from market manipulation. The lawsuits filed in state court were removed to federal courts and ultimately all of these cases have been added to the California Wholesale Electricity Antitrust Litigation. The plaintiffs in all but one of these cases have filed motions to remand the cases to state court. The oral argument on these motions to remand was heard on March 26, 2003 before Judge Whaley, and the matters are under submission.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Trade Press.    In September 2002, the FERC staff issued requests for information on issues related to reporting of information on natural gas and electricity trades to energy industry publications that compile and report index prices. We responded to these requests and cooperated with the FERC staff in connection with this matter. In its Final Report on Price Manipulation in Western Markets, the FERC staff made several recommendations in order to ensure the integrity and accuracy of energy price indices in the future. The staff also recommended that the FERC issue orders requiring Dynegy and ten other companies to show cause that employees involved in improper index reporting have been disciplined; that a clear code of conduct is in place for reporting price information; that all trade data reporting is done by an entity within the company that does not have a financial interest in the published index; and that the company is fully cooperating with any government agency investigating its past price reporting. We believe that we are in compliance with each of these recommended requirements.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

On October 28, 2002, Dynegy and DHI filed a declaratory action in Harris County Judicial District Court relating to the Shapiro action. The action seeks to reinstate the Shapiro action in the 129th Judicial District Court that is no longer stayed. The action also seeks affirmative declarations to the effect that Dynegy did not wrongfully terminate the Merger Agreement, that the termination did not breach any duty owed to the Shapiro plaintiffs or to Enron’s shareholders generally and that neither the Shapiro plaintiffs nor Enron’s shareholders generally have a right to enforce or to make claims under the Merger Agreement.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Telstra Litigation.    On January 25, 2002, Telstra Corporation, Ltd. and Telstra Wholesale Inc. (collectively, “Telstra”) filed suit in Delaware Chancery Court against DynegyConnect, L.P. (“DynegyConnect”), a limited partnership in which Dynegy acquired a combined 80% interest, as well as some of our other affiliates. DynegyConnect is a vehicle established by us to participate in the U.S. telecommunications business. Telstra Wholesale originally acquired the remaining 20% interest in DynegyConnect pursuant to a limited partnership agreement that was executed in October 2000 and details the partners’ rights and obligations. Under the agreement, Telstra Wholesale was granted a put option permitting it to require Dynegy or its designee, at any time on or before September 20, 2002, to purchase its 20% partnership interest for a purchase price equal to the value of Telstra Wholesale’s capital account in DynegyConnect, subject to certain adjustments. The plaintiffs brought this action in connection with Telstra Wholesale’s attempted exercise of this put option. The plaintiffs alleged breach of contract and bad faith, among other things, in connection with the valuation of Telstra Wholesale’s capital account and, as a result, the put option purchase price, as well as the administration of the partnership. The plaintiffs sought approximately $50 million plus interest in damages together with fees and other litigation expenses. Previously, Minority Interest on our consolidated balance sheets included amounts relating to Telstra Wholesale’s investment in DynegyConnect, which amounts equaled the fair value of Telstra Wholesale’s put option. During the fourth quarter 2002, based on the status of the litigation, this Minority Interest liability was reclassified to a current liability, which reclassification had no impact on net income, and we accrued an additional $15 million legal expense.

Telstra filed a motion for summary judgment on December 6, 2002, and the court partially granted Telstra’s motion on March 4, 2003. The court ruled against Dynegy on Telstra’s breach of contract claim and in favor of

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Severance Arbitrations.    Dynegy’s former CEO, Chuck Watson, former President, Steve Bergstrom, and former CFO, Rob Doty, have each filed for arbitration pursuant to the terms of their employment/severance agreements. In each case, the parties disagree as to the amounts that may be owed pursuant to their respective agreements. These former officers have made arbitration claims that seek payments from us of up to approximately $28.7 million, $10.4 million and $3.4 million, respectively. These agreements are subject to interpretation and we believe that the amounts owed are substantially lower than the amounts sought. In particular, the severance agreement with Mr. Bergstrom provides that the amounts identified in the agreement are not due him if material financial restatements have occurred or allegations of wrongdoing are made against him by a state or federal law enforcement agency. However, we cannot predict with any degree of certainty the amounts that may be determined to be owed as a result of the pending arbitration proceedings. Please read Note 4—Restructuring and Impairment Charges—Severance and Other Restructuring Costs beginning on page F-34 for discussion of the accruals we have recorded with respect to our estimated severance obligations.

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

(RESTATED)

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

Apache Litigation.    In May 2002, Apache Corporation filed suit in Harris County, Texas district court against Versado Gas Processors, LLC as purchaser and processor of Apache’s gas, and against Dynegy Midstream Services, Limited Partnership as operator of the Versado assets in New Mexico. The suit, which followed an Apache audit of Versado’s books and records relating to the parties’ commercial transactions, originally sought approximately $3.9 million in damages. Under an agreed court order, Versado analyzed the results of the Apache audit and voluntarily paid approximately $1.35 million to Apache in the third quarter 2002. Apache has since amended its petition to allege Versado still owes it a total of more than $9 million. These new claims include allegations that Versado engages in “sham” transactions with affiliates, which result in Versado not receiving the true fair market values when it sells the gas and liquids. They also allege, among other things, that the formula for calculating the amount Versado receives from the buyers of the gas and liquids is flawed since it is based on gas price indexes that these same affiliates are alleged to have manipulated by providing false price information to the index publisher. Versado intends to vigorously defend against these claims and believes it has meritorious defenses. Trial in the matter is scheduled for late third quarter 2003. We do not believe that any liability we might incur as a result of this litigation would have a material adverse effect on our financial condition or results of operations.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Alleged Marketing Contract Defaults.    We have posted collateral to support a substantial portion of our obligations in our customer risk management business, including our obligations under some of our power tolling arrangements. While we have been working with various counterparties to provide mutually acceptable collateral or other adequate assurance under these contracts, we have not reached agreement with Sithe Independence and Sterlington/Quachita Power LLC regarding a mutually acceptable amount of collateral in support of our obligations under our power tolling arrangements with either of these two parties. Although we are current on all contract payments to these counterparties, we have received a notice of default from each such party with regard to collateral and are continuing to negotiate the issue. Our annual net payments under these two arrangements approximate $67 million and $57 million, respectively, and the contracts extend through 2014 and 2012, respectively. If these two parties were to successfully pursue claims that we defaulted on these contracts, they could declare a termination of their respective contracts, which provide for termination payments based on the agreed mark-to-market value of the contracts. Because of the effects of changes in commodity prices on the mark-to-market value of these contracts, as well as the likelihood that we would differ with our counterparties as to the estimated value of these contracts, we cannot predict with any degree of certainty the amounts of termination payments that could be required under these two contracts. Disputes relating to these two contracts, if resolved against us, could materially adversely affect our financial condition and results of operations.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Other Minimum Commitments.    We have a commitment to pay decommissioning costs of approximately $5 million a year for the years 2003 to 2004 related to the sale of the Clinton nuclear facility in 1999. This sale occurred prior to our acquisition of Illinova in 2000; thus we were not involved with the sale. However, we assumed this decommissioning obligation in connection with our acquisition of Illinova. See Note 2—Accounting Policies—Other Contingencies page F-19, for further discussion of our accounting policies surrounding asset retirement obligations.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

We have not made our most recent cash capital call to EnerTech and are in negotiations to find a buyer for our investment in EnerTech.

Minimum commitments in connection with office space, equipment, plant sites and other leased assets, including the DNE sale-leaseback transaction discussed in Note 3—Dispositions, Discontinued Operations and Acquisitions—Acquisitions—DNE beginning on page F-31, at December 31, 2002, were as follows: 2003—$104 million; 2004—$169 million, 2005—$95 million; 2006—$92 million; 2007—$137 million and beyond—$1.3 billion.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

on the Company’s financial statements. However, if a liability is brought against us under such indemnity in the future, it may have a material adverse effect to the consolidated financial position.

In connection with the sale of Northern Natural, the Hornsea gas storage facility, Illinois Power Transmission and certain NGL assets, we have provided certain indemnities to third parties acquiring the assets. Environmental liability indemnities provided in connection with the sale of certain NGL assets have a maximum loss threshold of $28 million. Indemnities provided in connection with the sale of other assets relate to environmental, tax, employee and other representations provided by the company. Maximum recourse under such indemnities under the Northern Natural, Rough and Hornsea storage facilities total $209 million, £316 million (approximately $510 million at December 31, 2002) and £130 million (approximately $210 million at December 31, 2002), respectively. As of December 31, 2002, we are not aware of any circumstance that would lead to future indemnity claims in connection with these transactions.

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

Please read Note 13—Redeemable Preferred Securities—Series B Convertible Preferred Securities beginning on page F-61 for a discussion of the Series B preferred stock we issued to ChevronTexaco in November 2001, which preferred stock remains outstanding.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The changes in the projected benefit obligation and in plan assets attributable to business combination in 2000 are the result of the acquisition of Illinova. The changes in the projected benefit obligations and in plan assets attributable to business combination in 2001 are the result of the DNE acquisition. Special termination benefits of approximately $9 million in 2001 reflect the additional expense of the early retirement window related to the Illinois Power Company Retirement Income Plan for Salaried Employees. Curtailment losses of $2 million during 2002 relate to the 2002 severance plans (see Note 4—Restructuring and Impairment Charges—Severance and Other Restructuring Costs, beginning on page F-34, for further discussion).

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

NOTE 18—SEGMENT INFORMATION

Amounts in this footnote reflect our global communications and U.K. CRM businesses as discontinued operations. For further information, please see Explanatory Note—Reclassifications—Discontinued Operations beginning on page F-8.

We changed our reporting segments in the first quarter 2003. Prior to January 1, 2003, we reported results for the following four business segments:

•	Wholesale Energy Network, or WEN;

•	Dynegy Midstream Services, or DMS;

•	Transmission and Distribution, or T&D; and

•	Dynegy Global Communications, or DGC.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Beginning January 1, 2003, we began reporting our operations in the following segments:

•	Power generation, or GEN;

•	Natural gas liquids, or NGL;

•	Regulated energy delivery, or REG; and

•	Customer risk management, or CRM.

Our segment information for all periods included in this Amendment No. 1 has been presented based on our 2003 segment presentation. GEN includes the operations of owned or leased electric power generation facilities located in six regions of the United States. This segment is focused on optimizing our portfolio of energy assets and related contracts, as well as direct commercial and industrial sales. NGL consists of our North American natural gas gathering and processing, natural gas liquids fractionation and marketing businesses and transportation operations. REG is engaged in the transmission, distribution and sale of electricity and natural gas to customers across a 15,000-square-mile area of Illinois. CRM consists of third-party marketing, trading and risk-management activities unrelated to our generating assets. Other reported results include corporate governance roles and functions, which are managed on a consolidated basis, and specialized support functions. All costs associated with other reported results were allocated to the four operating segments prior to January 1, 2003.

Prior to January 1, 2003, the WEN segment was comprised of the current GEN segment and the current CRM segment. In connection with our exit from the third-party marketing and trading business, individual contracts within the former WEN segment were identified on January 1, 2003 as either GEN contracts, as they were determined to be a part of our continuing operations, or CRM contracts.

Prior to January 1, 2003, the GEN and CRM segments were operated together as an asset-based third-party marketing, trading and risk-management business. Under this business model, the fair value of GEN’s generation capacity, forward sales and related trading positions were sold to the CRM segment each month at an internally determined transfer price based on then-current market prices. The CRM segment would record revenue from the third-party contracts associated with the GEN segment, together with all of its other third-party marketing and trading positions unrelated to the GEN segment, during the month of settlement. The intersegment revenues presented for the GEN segment reflect this internal transfer price and do not represent amounts actually received by GEN for power sold to third parties. As such, the GEN intersegment revenues do not include the effects of intra-month market price volatility.

Prior to January 1, 2003, our natural gas liquids operations comprised our DMS segment. Beginning January 1, 2003, these operations comprise the NGL segment. Additionally, prior to January 1, 2003, we reported our Illinois Power utility operations and, for the first three quarters of 2002 prior to its sale, the operations of Northern Natural in our T&D segment. Beginning January 1, 2003, our Illinois Power utility operations comprise the REG segment. Results associated with the former DGC segment are included in discontinued operations due to the sale of our communications businesses.

As further described in Note 3 – Dispositions, Discontinued Operations and Acquisitions beginning on page F-27, in the fourth quarter 2002, the NGL segment sold its global liquids business, the CRM segment sold its UK storage business and DGC Asia was sold; and in August 2002, the REG segment sold its Northern Natural operations. Furthermore, in the first quarter 2003, all remaining communications businesses were sold. The results of all of these sold businesses are presented as discontinued operations in the consolidated statements of operations. During the first quarter 2003, the wind-down efforts of the UK CRM business, which is included in the CRM segment, were substantially completed. As such, this business is also presented as discontinued operations in the accompanying consolidated statements of operations.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Reportable segment information, including intercompany transactions accounted for at prevailing market rates, for the years ended December 31, 2002, 2001 and 2000 is presented in the following tables:

DYNEGY’S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 2002

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$385	$2,530	$1,488	$384	$—	$4,787
Canadian	—	723	—	—	—	723
Other	6	—	—	—	—	6

	391	3,253	1,488	384	—	5,516
Intersegment revenues	486	154	31	388	(1,059)	—

Total revenues	$877	$3,407	$1,519	$772	$(1,059)	$5,516

Depreciation and amortization	(175)	(88)	(175)	(28)	—	(466)
Goodwill impairment	(549)	—	—	(348)	—	(897)
Impairment and other charges	(58)	(18)	(19)	(95)	—	(190)

Operating income (loss)	$(401)	$77	$157	$(974)	$—	$(1,141)
Other items, net	(20)	(34)	(4)	(49)	—	(107)
Earnings (losses) of unconsolidated investments	(71)	14	(2)	(21)	—	(80)
Interest expense						(297)
Income tax benefit						276

Loss from continuing operations						$(1,349)
Loss on discontinued operations, net of taxes						(1,154)
Cumulative effect of a change in accounting principle						(234)

Net loss						$(2,737)

Identifiable assets:
Domestic	$5,440	$2,088	$3,809	$6,309	$69	$17,715
Canadian	—	5	—	365	—	370
European and other	281	—	—	1,647	17	1,945
Unconsolidated investments	564	102	—	3	(1)	668
Capital expenditures and unconsolidated investments	(589)	(105)	(170)	(14)	(83)	(961)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

DYNEGY’S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 2001

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$491	$3,910	$1,593	$1,421	$—	$7,415
Canadian	—	1,463	—	—	—	1,463
Other	—	—	—	—	—	—

	491	5,373	1,593	1,421	—	8,878
Intersegment revenues	460	237	25	125	(847)	—

Total revenues	$951	$5,610	$1,618	$1,546	$(847)	$8,878

Depreciation and amortization	(164)	(84)	(173)	(35)	—	(456)

Operating income	$390	$133	$180	$264	$—	$967
Other items, net	(5)	(3)	2	(54)	—	(60)
Earnings (losses) of unconsolidated investments	202	13	—	(24)	—	191
Interest expense						(255)
Income tax provision						(357)

Income from continuing operations						$486
Loss on discontinued operations, net of taxes						(82)
Cumulative effect of a change in accounting principle						2

Net income						$406

Identifiable assets:
Domestic	$7,287	$2,308	$4,500	$6,910	$816	$21,821
Canadian	—	130	—	773	—	903
European and other	224	—	—	1,972	248	2,444
Unconsolidated investments	1,301	422	568	47	107	2,445
Capital expenditures and unconsolidated investments	(2,191)	(391)	(701)	(305)	(496)	(4,084)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

DYNEGY’S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 2000

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$854	$4,089	$1,581	$439	$—	$6,963

Canadian	—	1,224	—	1	—	1,225

Other	16	—	—	—	—	16

	870	5,313	1,581	440	—	8,204

Intersegment revenues	558	178	27	185	(948)	—

Total revenues	$1,428	$5,491	$1,608	$625	$(948)	$8,204

Depreciation and amortization	(120)	(105)	(156)	(9)	—	(390)

Operating income	$337	$80	$206	$143	$—	$766
Other items, net	(21)	(40)	(10)	(1)	—	(72)
Earnings of unconsolidated investments	169	24	—	3	—	196
Interest expense						(247)
Income tax provision						(234)

Income from continuing operations						$409
Income on discontinued operations, net of taxes						27

Net income						$436

Identifiable assets:
Domestic	$5,093	$2,104	$3,569	$9,828	$302	$20,896
Canadian	—	299	—	750	—	1,049
European	219	—	—	425	73	717
Unconsolidated investments	582	174	—	43	—	799
Capital expenditures and unconsolidated investments	(825)	(114)	(158)	(53)	(63)	(1,213)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Amounts in this footnote reflect the reclassification of our global communications and U.K. CRM businesses as discontinued operations. For further information, please see Explanatory Note—Reclassifications—Discontinued Operations beginning on page F-8.

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2002 and 2001.

	Quarter Ended
	March 2002	June 2002	September 2002	December 2002
	(in millions, except per share data)
Revenues	$1,439	$1,364	$1,396	$1,317
Operating income (loss)	85	(143)	(882)	(201)
Net loss before cumulative effect of accounting change	(13)	(561)	(1,651)	(278)
Net loss	(247)	(561)	(1,651)	(278)
Net loss per share before cumulative effect of accounting change	(0.27)	(1.76)	(4.71)	(0.98)
Net loss per share	(0.91)	(1.76)	(4.71)	(0.98)

	Quarter Ended
	March 2001	June 2001	September 2001	December 2001
	(in millions, except per share data)
Revenues	$2,997	$1,766	$2,269	$1,846
Operating income	320	174	420	53
Net income (loss) before cumulative effect of accounting change	153	39	238	(26)
Net income (loss)	155	39	238	(26)
Net income (loss) per share before cumulative effect of accounting change	0.45	0.12	0.71	(0.20)
Net income (loss) per share	0.46	0.12	0.71	(0.20)

These amounts reflect previously reported restatements. For further discussion of the restatements, see the Explanatory Note—Restatement Disclosures beginning on page F-9.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The table below reflects the impact of each restatement on net income and diluted earnings per share as originally reported in the applicable 2002 quarterly reports.

	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended September 30	Nine Months Ended September 30
	(in millions, except share data)
Net Income (Loss)—2001
Project Alpha	$—	$(27)	$(27)	$—	$—
Balance Sheet Reconciliation Project	22	(18)	4	(28)	36
Corrected Hedge Accounting	15	(12)	3	5	28
Valuation of Extant, Inc. Purchase	—	—	—	—	—
Restated Forward Power Curve Methodology	—	—	—	(25)	(25)
Restated Lease Accounting	—	—	—	(2)	(2)
Change in Implied Preferred Dividends	—	—	—	—	—
Valuation of Technology Investment	—	—	—	(12)	(12)
Correction for Income Taxes	(5)	(3)	(8)	(3)	(11)
Other Adjustments Arising During Re-Audit	(16)	(47)	(63)	29	(34)

Total	$16	$(107)	$(91)	$(36)	$(20)

Net Income (Loss)—2002
Project Alpha	$—	$—	$—	$—	$—
Balance Sheet Reconciliation Project	4	89	93	—	8
Corrected Hedge Accounting	(27)	5	(22)	(2)	(24)
Valuation of Extant, Inc. Purchase	22	—	22	—	—
Restated Forward Power Curve Methodology	(74)	(128)	(202)	133	(69)
Restated Lease Accounting	(14)	(214)	(228)	13	(215)
Change in Implied Preferred Dividends(1)	—	—	—	—	—
Valuation of Technology Investment	—	10	10	2	12
Correction for Income Taxes	(3)	(1)	(4)	(3)	(7)
Other Adjustments Arising During Re-Audit	(15)	6	(9)	10	1

Total	$(107)	$(233)	$(340)	$153	$(294)

Diluted Earnings (Loss) per Share—2001
Project Alpha	$—	$(0.08)	$(0.08)	$—	$—
Balance Sheet Reconciliation Project	0.07	(0.05)	0.01	(0.08)	0.11
Corrected Hedge Accounting	0.04	(0.04)	0.01	0.01	0.08
Valuation of Extant, Inc. Purchase	—	—	—	—	—
Restated Forward Power Curve Methodology	—	—	—	(0.07)	(0.07)
Restated Lease Accounting	—	—	—	—	(0.01)
Change in Implied Preferred Dividends	—	—	—	—	—
Valuation of Technology Investment	—	—	—	(0.03)	(0.04)
Correction for Income Taxes	(0.01)	—	(0.02)	(0.01)	(0.03)
Other Adjustments Arising During Re-Audit	(0.05)	(0.14)	(0.19)	0.08	(0.10)

Total	$0.05	$(0.31)	$(0.27)	$(0.10)	$(0.06)

Diluted Earnings (Loss) per Share—2002
Project Alpha	$—	$—	$—	$—	$—
Balance Sheet Reconciliation Project	0.01	0.24	0.25	—	0.02
Corrected Hedge Accounting	(0.07)	0.01	(0.06)	(0.01)	(0.07)
Valuation of Extant, Inc. Purchase	0.06	—	0.06	—	—
Restated Forward Power Curve Methodology	(0.20)	(0.35)	(0.55)	0.36	(0.19)
Restated Lease Accounting	(0.04)	(0.58)	(0.63)	0.04	(0.58)
Change in Implied Preferred Dividends	(0.20)	(0.20)	(0.41)	(0.20)	(0.61)
Valuation of Technology Investment	—	0.03	0.03	0.01	0.03
Correction for Income Taxes	(0.01)	—	(0.01)	(0.01)	(0.02)
Other Adjustments Arising During Re-Audit	(0.05)	0.01	(0.02)	0.02	—

Total	$(0.50)	$(0.84)	$(1.34)	$0.21	$(1.42)

(1)	The adjustment to change implied preferred dividends decreased net income (loss) available to common stockholders by $75 million, $74 million, $149 million, $75 million and $224 million for the three months ended March 31, 2002, the three months ended June 30, 2002, the six months ended June 30, 2002, the three months ended September 30, 2002 and the nine months ended September 30, 2002, respectively.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the 2002 Forms 10-Q for the quarterly periods ended September 30, 2002, June 30, 2002 and March 31, 2002, filed on November 15, 2002, August 14, 2002 and May 15, 2002, respectively, is set forth in the following tables (in millions). On May 14, 2003, we filed amended 2002 Forms 10-Q to reflect these restatements.

RESTATED SELECTED BALANCE SHEET DATA BY QUARTER

	2002
	March 31	June 30	September 30
	($ in millions)
Current Assets
As Reported	$10,608	$9,692	$9,424
Restatement Effect	(781)	(834)	(626)

As Restated	$9,827	$8,858	$8,798

Total Assets
As Reported	$28,047	$28,989	$25,147
Restatement Effect	199	(1,043)	(1,427)

As Restated	$28,246	$27,946	$23,720

Current Liabilities
As Reported	$9,946	$10,833	$9,323
Restatement Effect	(41)	(470)	(612)

As Restated	$9,905	$10,363	$8,711

Total Liabilities
As Reported	$20,516	$22,644	$20,669
Restatement Effect	657	(365)	(978)

As Restated	$21,173	$22,279	$19,691

Stockholders’ Equity
As Reported	$4,800	$4,471	$2,590
Restatement Effect	39	(254)	(87)

As Restated	$4,839	$4,217	$2,503

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

RESTATED RESULTS OF OPERATIONS BY QUARTER

	Three Months Ended March 31,	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	(in millions, except per share amounts)
2002
Revenues:
As Reported	$8,652	$9,906	$18,558	$1,720	$4,769
Adjustment for discontinued operations and EITF 02-03(1)	(6,987)	(8,312)	(15,299)	(309)	(83)
Restatement Effect(2)	(226)	(230)	(456)	(15)	(487)

As Restated	$1,439	$1,364	$2,803	$1,396	$4,199

Operating Income:
As Reported	$252	$(271)	$(19)	$(1,160)	$(1,255)
Adjustment for discontinued operations(1)	6	635	641	71	803
Restatement Effect(2)	(173)	(507)	(680)	207	(488)

As Restated	$85	$(143)	$(58)	$(882)	$(940)

Net Income (Loss) before Cumulative Effect of Accounting Change:
As Reported	$116	$(328)	$(212)	$(1,804)	$(1,931)
Restatement Effect(2)	(129)	(233)	(362)	153	(294)

As Restated	$(13)	$(561)	$(574)	$(1,651)	$(2,225)

Net Income (Loss):
As Reported	$(140)	$(328)	$(468)	$(1,804)	$(2,165)
Restatement Effect(2)	(107)	(233)	(340)	153	(294)

As Restated	$(247)	$(561)	$(808)	$(1,651)	$(2,459)

Net Income (Loss) Available to Common Stockholders:
As Reported	$(148)	$(336)	$(484)	$(1,812)	$(2,189)
Restatement Effect	(182)	(307)	(489)	78	(518)

As Restated	$(330)	$(643)	$(973)	$(1,734)	$(2,707)

Earnings (Loss) Per Diluted Share before Cumulative Effect of Accounting Change:
As Reported	$0.26	$(0.92)	$(0.55)	$(4.92)	$(5.36)
Restatement Effect(2)	(0.53)	(0.84)	(1.48)	0.21	(1.42)

As Restated	$(0.27)	$(1.76)	$(2.03)	$(4.71)	$(6.78)

Earnings (Loss) Per Diluted Share:
As Reported	$(0.41)	$(0.92)	$(1.33)	$(4.92)	$(6.00)
Restatement Effect(2)	(0.50)	(0.84)	(1.34)	0.21	(1.42)

As Restated	$(0.91)	$(1.76)	$(2.67)	$(4.71)	$(7.42)

(1)	Information included within our Form 10-Q filed on November 14, 2002, which included results for the three- and nine-month periods ended September 30, 2002, presented revenues net in accordance with EITF 02-03. In addition, this Form 10-Q included the results of operations of Northern Natural and UK storage in discontinued operations.
(2)	Certain adjustments were already reflected in the Form 10-Q filed on November 14, 2002, which included results for the three- and nine-month periods ended September 30, 2002.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

	Three Months Ended March 31	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	(in millions, except per share amounts)
2001
Revenues:
As Reported	$14,168	$10,812	$24,980	$2,329	$7,323
Adjustment for discontinued operations and EITF 02-03 (1)	(11,267)	(9,112)	(20,379)	(87)	(545)
Restatement Effect (2)	96	66	162	27	254

As Restated	$2,997	$1,766	$4,763	$2,269	$7,032

Operating Income:
As Reported	$255	$198	$453	$417	$744
Adjustment for discontinued operations (1)	9	52	61	40	100
Restatement Effect (2)	56	(76)	(20)	(37)	70

As Restated	$320	$174	$494	$420	$914

Net Income (Loss) before Cumulative Effect of Accounting Change:
As Reported	$137	$146	$283	$274	$450
Restatement Effect (2)	16	(107)	(91)	(36)	(20)

As Restated	$153	$39	$192	$238	$430

Net Income (Loss):
As Reported	$139	$146	$285	$274	$452
Restatement Effect (2)	16	(107)	(91)	(36)	(20)

As Restated	$155	$39	$194	$238	$432

Net Income (Loss) Available to Common Stockholders:
As Reported	$139	$146	$285	$274	$452
Restatement Effect	16	(107)	(91)	(36)	(20)

As Restated	$155	$39	$194	$238	$432

Earnings (Loss) Per Diluted Share before Cumulative Effect of Accounting Change:
As Reported	$0.41	$0.43	$0.83	$0.81	$1.33
Restatement Effect (2)	0.04	(0.31)	(0.27)	(0.10)	(0.06)

As Restated	$0.45	$0.12	$0.56	$0.71	$1.27

Earnings (Loss) Per Diluted Share:
As Reported	$0.41	$0.43	$0.84	$0.81	$1.34
Restatement Effect (2)	0.05	(0.31)	(0.27)	(0.10)	(0.06)

As Restated	$0.46	$0.12	$0.57	$0.71	$1.28

(1)	Information included within our Form 10-Q filed on November 14, 2002, which included results for the three- and nine-month periods ended September 30, 2001, presented revenues net in accordance with EITF 02-03. In addition, this Form 10-Q included the results of operations of Northern Natural and UK storage in discontinued operations.
(2)	Certain adjustments were already reflected in the Form 10-Q filed November 14, 2002, which included results for the three- and nine-month periods ended September 30, 2001.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

RESTATED SELECTED CASH FLOW DATA BY QUARTER

	Three Months Ended March 31,	Six Months Ended June 30,	Nine Months Ended September 30,
	(in millions)
2002
Operating Cash Flows:
As Reported	$293	$375	$261
Restatement Effect	(40)	(47)	1

As Restated	$253	$328	$262

Investing Cash Flows:
As Reported	$(371)	$(597)	$412
Restatement Effect	(41)	(56)	(62)

As Restated	$(412)	$(653)	$350

Financing Cash Flows:
As Reported	$330	$417	$48
Restatement Effect	79	102	53

As Restated	$409	$519	$101

2001
Operating Cash Flows:
As Reported	$265	$371	$452
Restatement Effect	9	5	6

As Restated	$274	$376	$458

Investing Cash Flows:
As Reported	$(1,166)	$(577)	$(852)
Restatement Effect	(127)	(318)	(556)

As Restated	$(1,293)	$(895)	$(1,408)

Financing Cash Flows:
As Reported	$1,056	$644	$548
Restatement Effect	133	331	564

As Restated	$1,189	$975	$1,112

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The following table reconciles selected financial data as reported in various filings.

	Form 8-K Filed January 31, 2003	Adjustments	2002 Form 10-K Filed April 11, 2003(2)
Results of Operations
Year ended December 31, 2002
Net Income (Loss)	$(2,802)	65	(2,737)
Net Income (Loss) Applicable to Common Stockholders	$(3,132)	65	(3,067)
Earnings (Loss) per Diluted Share	$(8.56)	0.18	(8.38)

Selected Cash Flow Data
Year ended December 31, 2002
Operating Cash Flow	$(26)	1	(25)
Investing Cash Flow	(1)	—	677
Financing Cash Flow	(1)	—	(44)

(1)	Financial data not included in the January 31, 2003 Form 8-K.
(2)	There have not been any changes to this data since the 2002 Form 10-K filed April 11, 2003.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

(RESTATED)

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