Form 10-K/A
period 2003-12-31
DYNEGY INC /IL/
filed 2004-07-20
CIK 879215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class A common stock, no par value per share, 282,571,753 shares outstanding as of July 16, 2004; Class B common stock, no par value per share, 96,891,014 shares outstanding as of July 16, 2004.

DOCUMENTS INCORPORATED BY REFERENCE. None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed with the SEC on February 27, 2004 (the “Original Report”). We are hereby amending and restating Item 9A as it appeared in the Original Report.

This Amendment only amends Item 9A of the Original Report as specified above. It does not affect the original financial statements and footnotes or other disclosures filed in the Original Report and does not reflect events occurring after the original filing date of February 27, 2004.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Effective as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation included consideration of our establishment of a disclosure committee and the various processes carried out under the direction of this committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level and designed to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

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

DYNEGY INC.

Date: July 20, 2004	By:	/s/ Nick J. Caruso
Nick J. Caruso Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
*31.1	—	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.