Form 10-K/A
period 2003-12-31
DYNEGY INC /IL/
filed 2005-01-18
CIK 879215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DYNEGY INC. FORM 10-K/A

INTRODUCTORY NOTE

Dynegy Inc. is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to reflect the effect of the following items on our historical consolidated financial statements and related information, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed on February 27, 2004 (the “Original Filing”):

•	An increase of $139 million to the $242 million goodwill impairment charge originally recorded in the fourth quarter 2003 and a previously unrecorded after-tax asset impairment charge of $120 million, in the fourth quarter 2003, each associated with the sale of Illinois Power and

•	A $154 million decrease to our deferred tax liability at December 31, 2003 resulting from our tax basis balance sheet review.

The aforementioned items are discussed in more detail in the Explanatory Note to the accompanying consolidated financial statements beginning on page F-8. The following Items of the Original Filing are amended by this Amendment No. 2:

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 2.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE FEBRUARY 27, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DYNEGY INC.

FORM 10-K/A

i

PART I

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE FEBRUARY 27, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DEFINITIONS

As used in this Amendment No. 2, the abbreviations contained herein have the meanings set forth in the glossary beginning on page F-88. Additionally, the terms “Dynegy,” “we,” “us” and “our” refer to Dynegy Inc. and its subsidiaries, unless the context clearly indicates otherwise.

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

As discussed in the Explanatory Note to the accompanying Consolidated Financial Statements, the accompanying Consolidated Financial Statements have been restated since the date of the Original Filing. Please read the Explanatory Note to the accompanying Consolidated Financial Statements for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements.

Dynegy’s Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions, except per share data)
	(Restated)
Statement of Operations Data (1):
Revenues	$5,787	$5,326	$9,124	$9,715	$4,821
General and administrative expenses	(366)	(325)	(420)	(312)	(208)
Depreciation and amortization expense	(454)	(466)	(452)	(386)	(114)
Asset impairment, abandonment and other charges	(200)	(190)	—	—	—
Goodwill impairment	(311)	(814)	—	—	—
Operating income (loss)	(569)	(1,058)	971	770	185
Interest expense	(509)	(297)	(255)	(247)	(77)
Income tax expense (benefit)	(246)	(352)	368	230	45
Net income (loss) from continuing operations	(688)	(1,190)	479	417	90
Income (loss) on discontinued operations (3)	(19)	(1,154)	(82)	27	44
Cumulative effect of change in accounting principles	40	(234)	2	—	—
Net income (loss)	$(667)	$(2,578)	$399	$444	$134
Net income (loss) available to common stockholders	346	(2,908)	357	409	134
Earnings (loss) per share from continuing operations	$0.79	$(4.16)	$1.29	$1.20	$0.39
Net income (loss) per share	0.84	(7.95)	1.05	1.29	0.58
Shares outstanding for diluted EPS calculation	423	370	340	315	230
Cash dividends per common share	$—	$0.15	$0.30	$0.25	$0.04
Cash Flow Data:
Cash flows from operating activities	$876	$(25)	$550	$420	$40
Cash flows from investing activities	(266)	677	(3,828)	(1,539)	(391)
Cash flows from financing activities	(900)	(44)	3,450	1,131	399
Cash dividends or distributions to partners, net	—	(55)	(98)	(112)	(8)
Capital expenditures, acquisitions and investments	(338)	(981)	(4,687)	(2,415)	(521)

	December 31,
	2003	2002	2001	2000	1999
	(in millions)
	(Restated)
Balance Sheet Data (2):
Current assets	$3,030	$7,586	$8,956	$10,827	$2,658
Current liabilities	2,576	6,748	8,538	10,286	2,467
Property, plant and equipment, net	8,203	8,458	9,269	7,148	2,155
Total assets	12,961	20,029	25,083	22,572	6,491
Long-term debt (excluding current portion)	5,893	5,454	5,016	3,754	1,372
Notes payable and current portion of long-term debt	331	861	458	118	192
Non-recourse debt	—	—	—	—	35
Serial preferred securities of a subsidiary	11	11	46	46	—
Subordinated debentures	—	200	200	300	200
Series B Preferred Stock (4)	—	1,212	882	—	—
Series C convertible preferred stock	400	—	—	—	—
Minority interest (5)	121	146	1,040	1,022	—
Capital leases not already included in long-term debt	—	15	29	15	—
Total equity	1,947	2,203	4,894	3,405	1,196

(1)	The following acquisitions were accounted for in accordance with the purchase method of accounting and the results of operations attributable to the acquired businesses are included in our financial statements and operating statistics beginning on the acquisitions’ effective date for accounting purposes:
•	Northern Natural—February 1, 2002;
•	BGSL—December 1, 2001;
•	iaxis—March 1, 2001;
•	Extant—October 1, 2000; and
•	Illinova—January 1, 2000.
(2)	The Northern Natural, BGSL, iaxis, Extant and Illinova acquisitions were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. See note (1) above for respective effective dates.
(3)	Discontinued operations includes the results of operations from the following businesses:
•	Northern Natural (sold third quarter 2002);
•	U.K. Storage—Hornsea facility (sold fourth quarter 2002) and Rough facility (sold fourth quarter 2002);
•	DGC (portions sold in fourth quarter 2002 and first and second quarters 2003);
•	Global Liquids (sold fourth quarter 2002); and
•	U.K. CRM (substantially liquidated in first quarter 2003).
(4)	The 2002 amount equals the $1.5 billion in proceeds related to the Series B Preferred Stock less the $660 million implied dividend recognized in connection with the beneficial conversion option plus $372 million in accretion of the implied dividend through December 31, 2002. The 2001 amount equals the $1.5 billion in proceeds less the $660 million implied dividend plus $42 million in accretion of the implied dividend through December 31, 2001. Please read Note 15—Redeemable Preferred Securities—Series B Preferred Stock beginning on page F-54 for further discussion.
(5)	The 2001 and 2000 amounts include amounts relating to the Black Thunder transaction discussed in Note 12—Debt—Black Thunder Secured Financing beginning on page F-45.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the audited consolidated financial statements and the notes thereto included in this report.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE FEBRUARY 27, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

The primary factors impacting our power generation earnings and cash flows are the prices for power and, to a lesser extent, natural gas, which in turn are largely driven by supply and demand. Demand for power can vary regionally due to, among other things, weather and general economic conditions. Power supplies similarly vary by region and are impacted significantly by available generating capacity, transmission capacity and federal and state regulation. We also are impacted by the relationship between prices for power and natural gas, commonly referred to as the “spark spread,” and its impact on the cost of generating electricity. However, we believe that our significant coal-fired and fuel oil generating facilities partially mitigate our sensitivity to changes in the spark spread, in that coal and fuel oil prices are relatively stable and insensitive to changes in gas prices, and position us for potential increases in earnings and cash flows in an environment where both power and gas prices increase. Please read “—Liquidity and Capital Resources—Internal Liquidity Sources—Cash Flows from Operations” beginning on page 16 for a discussion of our views on the current pricing environment and its anticipated long-term recovery.

Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	our ability to control our capital expenditures, which primarily are limited to maintenance, safety, environmental and reliability projects, and other costs through disciplined management and safe, efficient operations;

•	our ability to optimize our assets through forward hedging activities and similar transactions, which is affected by general market liquidity and the need to satisfy counterparties’ collateral requirements given our non-investment grade credit ratings; and

•	our ability to enter into new sales contracts and to renew our existing contracts, particularly the CDWR and Illinois Power power purchase agreements that are scheduled to expire at the end of 2004. In connection with our recently announced agreement to sell Illinois Power to Ameren, we agreed, conditioned upon the closing of the sale, to sell 2,800 MWs of capacity and up to 11.5 million MWh of energy to Illinois Power at fixed prices for two years beginning in January 2005. The closing of the sale to Ameren, which is expected by the end of 2004, is subject to receipt of required regulatory approvals and other closing conditions. Please read “—Results of Operations—Segment Discussion—2004 Outlook—REG Outlook” beginning on page 34 and Note 23—Subsequent Event beginning on page F-86 for further discussion.

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

The earnings and cash flows that we generate in this business are sensitive to natural gas and natural gas liquids prices and the relationship between the two, commonly referred to as the “frac spread.” In our upstream business, we continued the restructuring of our contract portfolio in 2003. As a result, our current contract mix has reduced our exposure to frac spread risk. Please read Item 1. Business—Segment Discussion—Natural Gas Liquids—Upstream Business beginning on page 7 of our Original Filing for a detailed discussion of our current upstream contract mix.

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

We recently entered into an agreement to sell Illinois Power and our 20% interest in the Joppa power generation facility to Ameren for $2.3 billion. The transaction is expected to close by the end of 2004, subject to the receipt of required regulatory approvals and other closing conditions. Please read Note 23—Subsequent Event beginning on page F-86 for further discussion.

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

Regarding our legacy gas and power trading positions, we have substantially reduced the size of our portfolio relative to when we were primarily a marketing and trading company. Please read Item 1. Business—Segment Discussion—Customer Risk Management beginning on page 18 of our Original Filing for further discussion.

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

For a more complete description of these transactions, including the increasing interest rate and conversion features of the securities issued in connection with the Series B Exchange, please read Note 11—Refinancing and Restructuring Transactions beginning on page F-39.

As a result of these transactions, we extended a substantial portion of our 2005-2006 maturities to 2008 and beyond. Our aggregate maturities for long-term debt are as follows:

Period	Total	Illinois Power (1)	Total Less Illinois Power (1)
		(in millions)
2004 (2)	$331	$157	$174
2005	258	156	102
2006	130	86	44
2007	270	86	184
2008	311	86	225
Thereafter	4,924	1,366	3,558

(1)	If the Ameren transaction closes as expected before the end of 2004, Ameren will assume Illinois Power’s then outstanding indebtedness. Please read Note 12—Debt beginning on page F-41 for further discussion of our outstanding debt.
(2)	Included in Illinois Power’s 2004 maturities of $157 million is $71 million related to the Tilton capital lease. In October 1999, Illinois Power entered into a sublease with DMG pursuant to which DMG is obligated to make all payments under the lease.

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

While our restructuring and refinancing transactions have extended our significant debt maturities, they also resulted in significantly increased interest expenses, as further described under “—Results of Operations – Interest Expense” beginning on page 32. We also are subject to the more restrictive covenants that are contained in the related transaction agreements. Specifically, among other limitations, these covenants limit our ability to receive payments from DHI for the purpose of paying dividends on our common stock and otherwise, limit DHI’s ability to incur additional indebtedness other than for refinancing purposes and require that a significant portion of proceeds from specified asset sales and equity issuances be used to pay down outstanding indebtedness. For example, upon closing of the agreed sale of Illinois Power to Ameren, we must use 75% of the net cash proceeds to repay the Junior Notes. We are required to use 25% of the net cash proceeds of the sale to reduce permanently or cash collateralize the commitments under the facility, subject to certain exceptions, to the extent the Junior Notes are repaid up to $100 million. If the Junior Notes are not outstanding, 100% of the net cash proceeds from asset sales are required to be used, subject to certain exceptions, to reduce the commitments under the revolver. While we are currently in compliance with these restrictive covenants, our future financial condition and results of operations could be significantly affected by our ability to execute our business and financial strategies within the confines of these restrictive covenants.

The following table depicts our consolidated third-party debt obligations, including the principle-like maturities associated with the DNE leveraged lease, and the extent to which they are secured as of December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002
	(in millions)
First Secured Obligations
Dynegy Holdings Inc.	$1,127	$2,440
Dynegy Inc.	—	360
Illinois Power (1)	1,967	2,092

Total First Secured Obligations	3,094	4,892
Second Secured Obligations	1,750	—
Unsecured Obligations	2,160	2,266

Subtotal	7,004	7,158
Preferred Obligations	411	1,711

Total Obligations	$7,415	$8,869

Less: DNE Lease Financing	(758)	(746)
Less: Preferred Obligations	(411)	(1,711)
Other (2)	(22)	(97)

Total Notes Payable and Long-term Debt	$6,224	$6,315

(1)	Ameren will assume Illinois Power’s debt obligations upon closing of our agreed sale of Illinois Power, which is anticipated to occur before the end of 2004, subject to receipt of required regulatory approvals and other closing conditions. Please read Note 23—Subsequent Event beginning on page F-86 for further discussion.
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

As described in Note 12—Debt—DHI Credit Facility beginning on page F-42, we incur a 0.15% fronting fee upon the issuance of letters of credit under our restructured credit facility. A letter of credit fee is also payable on the undrawn amount of each letter of credit outstanding at a percentage per annum equal to 4.75% of such undrawn amount. To reduce these fees, we have used, and expect to continue to use, cash on hand, as opposed to letters of credit, to satisfy our future collateral obligations where practicable. Our ability to continue this strategy depends to a large extent on the creditworthiness of our counterparties and the availability of cash on hand.

Going forward, we expect counterparties’ collateral demands to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their view of our creditworthiness. We believe that we have sufficient capital resources to satisfy counterparties’ collateral demands, including those for which no collateral is currently posted, for at least the next 12 months. Over the longer term, we expect to achieve incremental reductions associated with the completion of our exit from the customer risk management business. Please see “—Results of Operations—2004 Outlook—CRM Outlook” beginning on page 35 for a discussion of the expected collateral roll-off from this business.

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

Long-Term Debt (including Current Portion). Total amounts of Long-Term Debt (including Current Portion) are included in the December 31, 2003 Consolidated Balance Sheet. For additional explanation, please read Note 12—Debt beginning on page F-41.

Additionally, we have entered into various joint ventures principally to share risk or optimize existing commercial relationships. These joint ventures maintain independent capital structures and, where necessary, have financed their operations on a non-recourse basis to us. Please read Note 9—Unconsolidated Investments beginning on page F-34 for further discussion of these joint ventures.

Capital Leases. Capital leases consist of our Tilton capital lease obligation. Of the $81 million obligation above, $71 million is included in the December 31, 2003 Consolidated Balance Sheet as a component of Notes Payable and Current Portion of Long-Term Debt. The $10 million difference will be accreted over the remaining term of the capital lease through a charge to interest expense with a corresponding increase to short-term debt. We began reflecting the Tilton facility and the related debt in our consolidated balance sheets in September 2003 as a result of our delivery of a notice of our intent to purchase the related turbines upon the lease expiration in September 2004. For additional explanation, please read Note 12—Debt—Tilton Capital Lease beginning on page F-46.

Redeemable Preferred Securities. Total amounts of Redeemable Preferred Securities are included in the December 31, 2003 Consolidated Balance Sheet. For additional explanation, please read Note 15—Redeemable Preferred Securities beginning on page F-53.

Operating Leases. Operating leases includes the minimum lease payment obligations associated with our DNE leveraged lease. For additional information, please read “—Liquidity and Capital Resources—Off-Balance Sheet Arrangements—DNE Leveraged Lease” beginning on page 13. Amounts also include minimum lease payment obligations associated with office and office equipment leases.

Unconditional Purchase Obligations. Amounts include natural gas and power purchase agreements. For additional information, please read Note 17—Commitments and Contingencies—Other Commitments and Contingencies—Purchase Obligations beginning on page F-67.

Capacity Payments. Capacity payments include future payments aggregating $2.3 billion under our four remaining power tolling arrangements, as further described in Item 1. Business—Segment Discussion—Customer Risk Management beginning on page 18 of our Original Filing. This amount includes the fixed payments associated with a derivative instrument related to the Sithe tolling arrangement, which is reflected at its fair value on our Consolidated Balance Sheet in Risk-Management Liabilities, as well as amounts relating to contracts that are accounted for on an accrual basis. At December 31, 2003, approximately $325 million of fixed payments have been reflected in the fair value of the Sithe derivative instrument. We are exploring opportunities to renegotiate or terminate one or more of these arrangements on terms we consider economical. Please read “—Results of Operations—2004 Outlook—CRM Outlook” beginning on page 35 for further discussion of the anticipated effects of these arrangements on our future results of operations.

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

DNE Leveraged Lease. As described in Item 1. Business—Segment Discussion—Power Generation—Northeast region—Northeast Power Coordinating Council (NPCC) beginning on page 5 of our Original Filing, we established our presence in the Northeast region by acquiring the DNE power generating facilities in January 2001 for $950 million from Central Hudson Gas & Electric Corporation, Consolidated Edison Company of New York, Inc. and Niagara Mohawk Power Corporation.

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

Our capital expenditures in 2004 and beyond will be limited by negative covenants contained in our restructured credit agreements. These covenants place specific dollar limitations on our ability to incur capital expenditures except in our REG segment. Please read Note 11—Refinancing and Restructuring Transactions beginning on page F-39 for further discussion of these transactions.

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

Commitments and Contingencies

Please read Note 17—Commitments and Contingencies beginning on page F-56, which is incorporated herein by reference, for a discussion of our commitments and contingencies.

Dividends on Preferred and Common Stock

Dividend payments on our common stock are at the discretion of our Board of Directors. We do not foresee a declaration of dividends in the near term, particularly given the dividend restrictions contained in our financing agreements. We have, however, continued to make the required dividend payments on our outstanding trust preferred securities. Please read Note 11—Refinancing and Restructuring Transactions beginning on page F-39 for a discussion of the dividend restrictions contained in our financing agreements.

The Series B Preferred Stock issued to ChevronTexaco in November 2001 had no dividend requirement. Because of ChevronTexaco’s discounted conversion option, however, we accreted an implied preferred stock dividend over the redemption period, as required by GAAP. Please read Note 15—Redeemable Preferred Securities beginning on page F-53 for further discussion of this non-cash implied dividend. In conjunction with the Series B Exchange, we recognized a gain of approximately $1.2 billion as a preferred stock dividend during 2003.

We accrue dividends on our Series C preferred stock at a rate of 5.5% per annum. We accrued $8 million in dividends during the year ended December 31, 2003. We did not make any dividend payments on the Series C preferred stock during the year ended December 31, 2003. However, we made the first semi-annual dividend payment of $11 million on February 11, 2004, as a result of which capacity under our revolving credit facility was reduced by $11 million. Dividends are payable on the Series C preferred stock in February and August of each year, but we may defer payments for up to 10 consecutive semi-annual periods. Please read Note 15—Redeemable Preferred Securities beginning on page F-53 for further discussion.

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

As described above, much of the restructuring work that we have done has extended our significant debt maturities to 2008 and beyond, positioning us to benefit from this expected long-term recovery in the U.S. power markets. Our future financial condition and results of operations will be materially adversely affected if the U.S power markets fail to recover in accordance with our expectations or if we experience significant price deterioration in the upstream portion of the NGL segment. Please read Item 1. Business—Segment Discussion—Power Generation beginning on page 2 of our Original Filing for a discussion of our current views on supply and demand in the regions where our power generation business operates.

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

Revolver Capacity. Our primary credit facility is DHI’s $1.1 billion revolving credit facility, which is scheduled to mature on February 15, 2005. We currently have no drawn amounts under this facility, although as of February 23, 2004, we had $222 million in letters of credit issued under the facility. Our ability to borrow and/or issue letters of credit under a revolving credit facility could become increasingly important, particularly if we are unable to generate operating cash flows relative to our substantial debt obligations and ongoing operating requirements or to realize the asset sale proceeds we anticipate. We currently plan to pursue such a renewal or replacement during 2004, although we cannot guarantee that we will be successful in this pursuit. We expect to incur significant fees in connection with any such renewal or replacement. Please see Note 11—Refinancing and Restructuring Transactions—Credit Facility Restructuring beginning on page F-39 for a discussion of the fees we incurred in connection with our April 2003 credit facility restructuring.

Current Liquidity. During 2003, we maintained a strong liquidity position, averaging total available liquidity of approximately $1.5 billion. The following table summarizes our consolidated credit capacity and liquidity position at February 23, 2004, December 31, 2003 and December 31, 2002:

	February 23, 2004		December 31, 2003		December 31, 2002
	(in millions)
Total Revolver Capacity	$1,088	(1)	$1,100	(2)	$1,400
Outstanding Loans	—		—		(228)
Outstanding Letters of Credit Under Revolving Credit Facility	(222)		(188)		(872)

Unused Revolver Capacity	866		912		300
Cash (3)	397	(4)	477		757
Liquid Inventory (5)	—		—		258

Total Available Liquidity	$1,263	(6)	$1,389	(6)	$1,315

(1)	The February 23, 2004 amount reflects $12 million of mandatory reductions of our revolving credit facility related to asset sales and dividend payments on the Series C preferred stock.
(2)	Reflects the conversion of $200 million of credit capacity under the former DHI revolving credit facilities into the Term A loan in connection with the April 2003 restructuring of such facilities, as well as the May 2003 payment of the final $100 million then outstanding under Illinois Power’s termed out revolving credit facility.

(3)	Reflects $95 million repayment of Illinova senior notes on February 2, 2004.
(4)	Includes approximately $40 million of cash that remains in Canada and the U.K. that is associated primarily with contingent liabilities relating to our former Canadian and U.K. marketing and trading operations.
(5)	Amounts reflected for 2003 and 2004 periods do not include liquid inventory, as we have sold the natural gas inventories that comprised that item and converted them to cash.
(6)	Includes approximately $71 million and $17 million, respectively, of liquidity at Illinois Power. Please read Item 1. Business—Regulation beginning on page 21 of our Original Filing for a discussion of ICC regulations that restrict our ability to receive cash dividends from Illinois Power. Please also read Note 23—Subsequent Event beginning on page F-86 for a discussion of our pending sale of Illinois Power to Ameren.

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

In February 2004, we entered into an agreement to sell Illinois Power and our 20% interest in the Joppa power generation facility to Ameren for $2.3 billion. Upon closing of the transaction, which is subject to regulatory approval and other closing conditions, we would receive $400 million in cash, subject to working capital adjustments, and Ameren would put $100 million in escrow, subject to full release to us on December 31, 2010 or earlier upon the occurrence of specified events. Please read Note 23—Subsequent Event beginning on page F-86 for further discussion of the transaction, which is expected to close before the end of 2004, and the required use of proceeds.

In an effort to maximize our return on investment and to further clarify our business strategy, we are pursuing or considering sales of other assets that we do not consider core to our operations. These assets primarily include our ownership interests in certain non-strategic and international power generation facilities, as further described in Item 1. Business—Segment Discussion—Power Generation beginning on page 2 of our Original Filing, as well as our minority ownership interests in a gas processing plant and Gulf Coast Fractionators, a partnership that owns a fractionator in Mont Belvieu. The sales of these non-core assets, together with other potential payments relating to our prior sale of the Hackberry LNG project, are expected to generate aggregate cash proceeds of $255 to $270 million in 2004. These aggregate proceeds include approximately $5.5 million in proceeds received in January 2004 in connection with the sale of our Jamaica investment. Generally, the aggregate projected earnings impact of these transactions is not considered material and is expected to be offset substantially by net gains on sale in 2004.

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

The proceeds from any such issuance would be subject to the mandatory prepayment provisions of our revolving credit agreement and second secured senior notes indenture, which generally do not require prepayment for the first $250 million in proceeds, which may be used for repayment of the Junior Notes and for dollar-for-dollar commitment reduction under our revolving credit facility up to a maximum of $100 million. Please see Note 12—Debt—DHI Credit Facility beginning on page F-42 for further discussion.

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

Prior to January 1, 2003, the GEN and CRM segments were operated together as an asset-based third-party marketing, trading and risk-management business, then referred to as the WEN segment. Please read Note 21—Segment Information beginning on page F-79 for a discussion of the impact of comparing segment results period over period. Regarding our results of operations for 2003, 2002 and 2001, the impact of acquisition and disposition activity reduces the comparability of some of our historical financial and volumetric data. Lastly, recent accounting pronouncements have affected our financial results, particularly those of our CRM business, so as to further reduce the comparability of some of our historical financial data. For example, the rescission of EITF Issue 98-10, effective January 1, 2003, has reduced the number of contracts accounted for on a mark-to-market basis in the 2003 period as compared to the 2002 and 2001 periods. Please read “—Results of Operations —Cumulative Effect of Change in Accounting Principles” beginning on page 31 for further discussion.

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

Summary Financial Information. The following tables provide summary financial data regarding our consolidated and segmented results of operations for 2003, 2002 and 2001, respectively (in millions). This financial data has been restated to reflect the items described in the Explanatory Note to the accompanying Consolidated Financial Statements. The restatements relate to an increased impairment associated with the sale of Illinois Power and our deferred income tax accounts. Please read this Explanatory Note for further discussion of these restatement items.

Year Ended December 31, 2003

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(Restated)
Operating income (loss)	$194	$170	$(302)	$(385)	$(246)	$(569)
Earnings (losses) from unconsolidated investments	128	(2)	—	(2)	—	124
Other items, net	4	(17)	—	31	2	20
Discontinued operations	—	(2)	(3)	(30)	7	(28)
Cumulative effect of change in accounting principles	24	—	(3)	43	—	64

Earnings (loss) before interest and taxes	$350	$149	$(308)	$(343)	$(237)	$(389)
Interest expense						(509)

Pre-tax loss						(898)
Income tax benefit						231

Net loss						$(667)

Year Ended December 31, 2002

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(Restated)
Operating income (loss)	$(341)	$77	$157	$(951)	$—	$(1,058)
Earnings (losses) from unconsolidated investments	(71)	14	(2)	(21)	—	(80)
Other items, net	(20)	(34)	(4)	(49)	—	(107)
Discontinued operations	—	(37)	(561)	(51)	(854)	(1,503)
Cumulative effect of change in accounting principles	—	—	—	—	(234)	(234)

Earnings (loss) before interest and taxes	$(432)	$20	$(410)	$(1,072)	$(1,088)	$(2,982)
Interest expense						(297)

Pre-tax loss						(3,279)
Income tax benefit						701

Net loss						$(2,578)

Year Ended December 31, 2001

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(Restated)
Operating income	$391	$133	$182	$265	$—	$971
Earnings (losses) from unconsolidated investments	202	13	—	(24)	—	191
Other items, net	(5)	(3)	2	(54)	—	(60)
Discontinued operations	—	(2)	—	(25)	(100)	(127)
Cumulative effect of change in accounting principles	—	—	—	3	—	3

Earnings (loss) before interest and taxes	$588	$141	$184	$165	$(100)	$978
Interest expense						(255)

Pre-tax income						723
Income tax provision						(324)

Net income						$399

The following table provides summary segmented operating statistics for 2003, 2002 and 2001, respectively:

	Year Ended December 31,
	2003	2002	2001
Power Generation
Million megawatt hours generated—gross	39.1	39.8	40.3
Million megawatt hours generated—net	37.2	37.4	34.5
Average natural gas price—Henry Hub ($/MMbtu) (1)	$5.28	$3.35	$3.90
Average on-peak market power prices ($/MW hour)
Cinergy	$37.26	$26.89	$34.85
Commonwealth Edison	36.73	26.45	34.15
Southern	41.27	30.10	38.30
New York—Zone G	61.47	46.36	51.51
ERCOT	44.89	29.10	39.26

Natural Gas Liquids
Natural gas processing volumes (MBbls/d):
Field plants	59.6	56.0	56.1
Straddle plants	25.6	35.9	27.7

Total natural gas processing volumes	85.2	91.9	83.8

Fractionation volumes (MBbls/d)	185.3	215.2	226.2
Natural gas liquids sold (MBbls/d)	311.7	498.8	557.4
Average commodity prices:
Crude oil—WTI ($/Bbl)	$31.01	$25.75	$26.39
Natural gas—Henry Hub ($/MMbtu) (2)	$5.38	$3.22	$4.26
Natural gas liquids ($/Gal)	$0.55	$0.40	$0.45
Fractionation spread ($/MMBtu)—first of month	$0.87	$1.26	$0.88
Fractionation spread ($/MMBtu)—daily	$0.79	$1.13	$1.15

Regulated Energy Delivery
Electric sales in KWH (millions)
Residential	5,309	5,548	5,202
Commercial	4,413	4,415	4,337
Industrial	6,123	6,306	6,353
Transportation of customer-owned electricity	2,382	2,505	2,645
Other	374	370	373

Total electric sales	18,601	19,144	18,910

Gas sales in Therms (millions)
Residential	337	323	315
Commercial	145	137	136
Industrial	70	80	88
Transportation of customer-owned gas	226	233	246

Total gas delivered	778	773	785

Cooling degree days—Actual (3)	980	1,467	1,302
Cooling degree days—10-year rolling average	1,214	1,246	1,297
Heating degree days—Actual (4)	5,256	5,118	4,749
Heating degree days—10-year rolling average	4,930	5,002	5,032

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.
(3)	A Cooling Degree Day (CDD) represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in our region. The CDDs for a period of time are computed by adding the CDDs for each day during the period.
(4)	A Heating Degree Day (HDD) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in our region. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2003 tax item, affecting net income (loss) for the periods presented.

	Year Ended December 31, 2003
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Goodwill impairment	$—	$—	$(311)	$—	$—	$(311)
Asset impairment	—	—	(193)	—	—	(193)
Southern Power tolling settlement	—	—	—	(133)	—	(133)
Sithe power tolling contract	—	—	—	(121)	—	(121)
Second quarter accrual of legal reserve	—	—	—	—	(50)	(50)
Batesville tolling settlement	—	—	—	(34)	—	(34)
Kroger settlement	—	—	—	(30)	—	(30)
Discontinued operations	—	(2)	(3)	(30)	7	(28)
Impairment of generation investments	(26)	—	—	—	—	(26)
Acceleration of financing costs	—	—	—	—	(24)	(24)
West Coast Power goodwill impairment	(20)	—	—	—	—	(20)
Impairment of fractionator investment	—	(12)	—	—	—	(12)
Taxes	(1)	—	—	—	34	33
Gain on sale of Hackberry LNG	—	25	—	2	—	27
Cumulative effect of change in accounting principles	24	—	(3)	43	—	64

Total	$(23)	$11	$(510)	$(303)	$(33)	$(858)

	Year Ended December 31, 2002
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$(37)	$(561)	$(51)	$(854)	$(1,503)
Goodwill impairment	(489)	—	—	(325)	—	(814)
Restructuring costs	(42)	(19)	(23)	(73)	—	(157)
Impairment of generation investments	(144)	—	—	—	—	(144)
Generation equity earnings (loss)	(50)	—	—	—	—	(50)
Impairment of technology investments	(5)	(4)	(2)	(20)	—	(31)
Tolling settlement accrual	—	—	—	(25)	—	(25)
Illinois Power regulatory asset amortization expense	—	—	(23)	—	—	(23)
ChevronTexaco contract settlement	—	—	—	(22)	—	(22)
Enron settlement	(6)	(4)	(2)	(9)	—	(21)
Other (1)	(23)	(3)	(1)	(37)	—	(64)
Cumulative effect of change in accounting principle	—	—	—	—	(234)	(234)

Total	$(759)	$(67)	$(612)	$(562)	$(1,088)	$(3,088)

	Year Ended December 31, 2001
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$(2)	$—	$(25)	$(100)	$(127)
Enron bankruptcy exposure	—	—	—	(129)	—	(129)
Illinois Power severance costs	—	—	(15)	—	—	(15)
Terminated Enron merger costs	(2)	(1)	(3)	(3)	(1)	(10)
Cumulative effect of change in accounting principle	—	—	—	3	—	3

Total	$(2)	$(3)	$(18)	$(154)	$(101)	$(278)

(1)	Other includes a pre-tax charge of approximately $25 million related to the write-off of our investment in Dynegydirect and a pre-tax charge of approximately $14 million associated with the impairment of a generation turbine. These amounts are included in Impairment and other charges. Other also includes various other individually insignificant items.

Operating Income (Loss)

Operating income (loss) was $(569) million in 2003, compared to $(1,058) million and $971 million in 2002 and 2001, respectively.

GEN. Operating income (loss) for the GEN segment was $194 million in 2003, compared to $(341) million and $391 million in 2002 and 2001, respectively. Operating income for 2003 included general and administrative expense of $61 million and depreciation and amortization expense of $188 million. Please see “—Other” beginning on page 28 for a consolidated discussion of general and administrative expense and depreciation and amortization expense.

Operating income for 2002 included the following charges:

•	a $489 million impairment of goodwill (please see Note 10—Goodwill beginning on page F-38 for further discussion);

•	$42 million charge associated with this segment’s allocated portion of costs incurred in connection with our corporate restructuring and related work force reductions (please see Note 4—Restructuring and Impairment Charges—Severance and Other Restructuring Costs beginning on page F-27 for further discussion);

•	$14 million associated with the impairment of a turbine; and

•	$6 million associated with fees related to a voluntary action that we took that altered the accounting for certain lease obligations.

In addition, operating income for 2002 included general and administrative expense of $66 million and depreciation and amortization expense of $175 million. Operating income for 2001 included general and administrative expense of $103 million and depreciation and amortization expense of $163 million.

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

NGL. Operating income for the NGL segment was $170 million in 2003, compared to $77 million and $133 million in 2002 and 2001, respectively. Operating income for 2003 included general and administrative expense of $37 million and depreciation and amortization expense of $81 million. Please see “—Other” beginning on page 28 for a consolidated discussion of general and administrative expense and depreciation and amortization expense. 2003 operating income also included a $25 million gain associated with the sale of our Hackberry LNG project. Please see Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Dispositions and Contract Termination—Hackberry LNG Project beginning on page F-25 for further discussion.

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

REG. Operating income (loss) for the REG segment was $(302) million in 2003, compared to $157 million and $182 million in 2002 and 2001, respectively. Operating income for 2003 included a $504 million charge for the impairment of goodwill and other assets associated with this segment, as further described in Note 10—Goodwill beginning on page F-38, as well as general and administrative expense of $68 million and depreciation and amortization expense of $121 million. Please see “—Other” beginning on page 28 for a consolidated discussion of general and administrative expense and depreciation and amortization expense.

Operating income for 2002 included restructuring charges of $23 million, as well as general and administrative expense of $67 million and depreciation and amortization expense of $175 million. Operating income for 2001 included a $15 million charge for severance costs, as well as general and administrative expense of $65 million and depreciation and amortization expense of $171 million.

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

CRM. Operating income (loss) for the CRM segment was $(385) million in 2003, compared to $(951) million and $265 million in 2002 and 2001, respectively. Results for 2003 were impacted by the following pre-tax losses:

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

In addition, 2003 results include losses associated with fixed payments on power tolling arrangements in excess of realized margins on power generated and sold pursuant to these arrangements. These items were offset by gains totaling approximately $61 million associated with sales of natural gas in storage which had previously been recorded at fair value. Please read Note 2—Accounting Policies—Revenue Recognition beginning on page F-15 for additional details.

Results for 2002 were impacted by the following items:

•	$325 million charge for the impairment of goodwill (for further information, please see Note 10—Goodwill beginning on page F-38);

•	$73 million in costs associated with our corporate restructuring and related work force reductions (for further information, please see Note 4—Restructuring and Impairment Charges—Severance and Other Restructuring Costs beginning on page F-27);

•	$25 million in charges associated with the settlement of tolling contracts;

•	$25 million in charges associated with the write-off of our investment in Dynegydirect; and

•	$7 million in losses associated with the sale of our Canadian physical gas business to Seminole.

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

In addition, 2001 results included general and administrative expense of $205 million and depreciation and amortization expense of $34 million.

During 2002 and 2001, the CRM segment was actively managed as part of our ongoing strategy and its results included, in part, settlement with third parties of physical power and other trading positions purchased from our GEN segment at an internally determined transfer price. Please read Note 21—Segment Information beginning on page F-79 for further discussion.

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

Earnings at West Coast Power were higher in 2003 as compared to 2002 due to higher realized margins resulting from forward hedges put in place in connection with the execution of the CDWR contract. The decrease in earnings at West Coast Power from 2001 to 2002 is due in part to a reduction in contingent capacity and energy sales under the CDWR contract, as well as lower overall market prices. Please read Item 1. Business—Segment Discussion—Power Generation—West region—Western Electricity Coordinating Council (WECC) beginning on page 6 of our Original Filing for further discussion of the CDWR contract.

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

Please read Note 2—Accounting Policies beginning on page F-11 for further discussion of our adoption of recent accounting policies.

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

Income Tax (Provision) Benefit

We reported an income tax benefit from continuing operations of $246 million in 2003, compared to an income tax benefit from continuing operations of $352 million in 2002 and an income tax provision from continuing operations of $368 million in 2001. These amounts reflect effective rates of 26%, 23% and 43%, respectively. The 2003 and 2002 effective rates were impacted significantly by the $311 million goodwill impairment relating to the REG segment in 2003 and the $814 million goodwill impairment relating the CRM and GEN segments in 2002. As there was no tax basis in the goodwill impaired in 2003 or $579 million of the goodwill impaired in 2002, there were no tax benefits associated with the charges. Additionally, the 2003 tax benefit includes a $33 million reduction in a valuation allowance associated with our capital loss carryforward as a result of capital gains recognized in 2003 or anticipated to be recognized in early 2004 related to various dispositions. Excluding these items from the 2003 and 2002 calculations would result in effective tax rates of 34% in 2003 and 37% in 2002, compared to the 2001 effective tax rate of 43%. In general, differences between these adjusted effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax basis differences.

Please see Note 14—Income Taxes beginning on page F-50 for further discussion of our income taxes.

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

As discussed in Item 1. Business—Segment Discussion—Power Generation beginning on page 2 of our Original Filing, we enter into sales of capacity from our generation assets, which provide a revenue stream independent of energy sales. In late 2003 and continuing into 2004, we have seen increases in the market for capacity-related products from our peaking and intermediate generation facilities.

At the beginning of 2004, a substantial portion of our 2004 operating margin was under contract or hedged. The primary contracts included the CDWR contract held by West Coast Power and the Illinois Power power purchase agreement. Our future results of operations will be significantly impacted by our ability to extend or renew these agreements. West Coast Power, whose equity earnings are primarily derived from the CDWR contract, has been our largest contributor in terms of earnings from unconsolidated investments. The scheduled expiration of the CDWR contract in December 2004 will negatively impact the fair value of our investment in West Coast Power. As the value of the CDWR contract is realized through 2004, its fair value will decline, and, accordingly, we anticipate that the remaining value of the investment will be less than its book value. As a result, we will evaluate our investment quarterly and anticipate such reviews will necessitate an impairment of our investment of approximately $70 to $80 million in 2004. Please read Note 17—Commitments and Contingencies—Summary of Material Legal Proceedings—Western Long-Term Contract Complaints beginning on page F-61 for further discussion of the legal challenges to the CDWR contract.

Our power purchase agreement with Illinois Power is scheduled to expire at the end of 2004. In connection with the sale of Illinois Power to Ameren, DPM has agreed, conditioned on the closing of the sale, to enter into a two-year power purchase agreement with Ameren with volumes comparable to our current agreement. If we are unable to complete the sale of Illinois Power, any new agreement between Illinois Power and another Dynegy affiliate may not be executed at the same rates as our existing agreement. Please read “—REG Outlook” below for further discussion of the power purchase agreement. Please also read Note 23—Subsequent Event beginning on page F-86 for further discussion of the pending sale of Illinois Power.

The current power purchase agreement between DMG and Illinois Power requires that notice of termination be presented by December 31, 2003, one year prior to the scheduled expiration. The parties have agreed to amend the agreement to extend this notice date requirement to March 31, 2004.

We continue to pursue additional sales of our ownership interests in a number of domestic and international generating projects that we consider non-strategic to this business. We recently executed purchase and sale agreements for our interests in Oyster Creek and Michigan Power and are continuing to pursue sales of our interests in Commonwealth, Black Mountain and Hartwell. We hold ownership interests of 50% or less in these projects, which aggregate less than 600 MWs of net generating capacity. These investments contributed approximately $26 million to our results in 2003. Please read Note 9—Unconsolidated Investments—GEN Investments beginning on page F-35 for further discussion of these investments. Additionally, the pending transaction with Ameren includes the transfer of our 20% interest in the Joppa facility, which contributed approximately $2 million in earnings from unconsolidated investments in 2003. Our ability to consummate these sales on the terms and within the timeframes we anticipate is subject to several factors, many of which are beyond our control.

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

We also intend to continue to review our asset portfolio to maximize our return on investment. We have identified a few assets where our interests are not aligned with our partners. We may pursue sales of one or more of these assets if the price is sufficient to mitigate the anticipated impact on future earnings. Please see “—Liquidity and Capital Resources—External Liquidity Sources—Asset Sale Proceeds” beginning on page 18 for further discussion.

REG Outlook. Future results of operations for the REG segment may be affected, either positively or negatively, by regulatory actions (with respect to rates or otherwise), general economic conditions, weather and customers choosing to utilize competitive alternate service providers. The effects of the REG segment on our consolidated results of operations will be significantly impacted by our ability to consummate the pending sale of Illinois Power to Ameren. Please read Note 23—Subsequent Event beginning on page F-86 for further discussion of this pending transaction.

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

CRM Outlook. Our CRM business’ future results of operations will be significantly impacted by our ability to execute our exit strategy. We continue to explore opportunities to assign or renegotiate the terms of some of our four remaining power tolling arrangements. If we do not renegotiate or terminate these power tolling arrangements, these arrangements will continue to negatively impact our earnings and cash flows based on the current pricing environment. Even if we do renegotiate or terminate some of these arrangements, we could be required to pay a significant amount of cash relating to any such renegotiation or termination which may also negatively impact earnings and cash flows. For a discussion of our annual and long-term obligations under these arrangements, see Item 1. Business—Segment Discussion—Customer Risk Management beginning on page 18 of our Original Filing.

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

Accounting for Income Taxes

We follow the guidance in SFAS No. 109, “Accounting for Income Taxes,” which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. Please read Note 14—Income Taxes beginning on page F-50 for further discussion.

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

We have recorded deferred tax assets principally resulting from net operating losses, AMT credits and capital losses. As of December 31, 2003 and 2002, deferred tax assets related to net operating losses totaled $543 million and $246 million, respectively. As of December 31, 2003 and 2002, deferred tax assets related to AMT credits totaled $218 million. We have not established a valuation allowance against these net operating losses or AMT credits, as we believe that it is more likely than not that these deferred tax assets will be realized. We expect that future sources of taxable income, including the sale of Illinois Power, reversing temporary differences and other tax planning strategies will be sufficient to realize these assets. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

As of December 31, 2003 and 2002, deferred tax assets related to capital losses totaled $194 million and $223 million, respectively, and valuation allowances recorded related to these losses totaled $135 million and $171 million, respectively. In 2003, we reduced the valuation allowance by $33 million based on capital gains recognized in 2003 or anticipated to be recognized in early 2004 related to various dispositions, excluding our sale of our interest in Joppa, which is subject to regulatory approval. Any changes in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. Please see Note 14—Income Taxes beginning on page F-50 for a discussion of the change in our valuation allowance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2—Accounting Policies—Accounting Principles Adopted beginning on page F-19 for a discussion of recently issued accounting pronouncements affecting us. Specifically, we adopted the net presentation provisions of EITF Issue 02-03 in the third quarter 2002 and we adopted the provision within EITF Issue 02-03 that rescinds EITF Issue 98-10 effective January 1, 2003. We also adopted SFAS No. 143 effective January 1, 2003. We adopted SFAS No. 150 and EITF Issue 03-11 effective July 1, 2003. We adopted portions of FIN 46R, as required by GAAP, effective December 31, 2003.

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

Net Risk-Management Asset and Liability Disclosures

	Total	2004	2005	2006	2007	2008	Thereafter
	(in millions)
Mark-to-Market (1)	$(144)	$(22)	$(17)	$(25)	$(39)	$(12)	$(29)
Cash Flow (2)	(152)	(17)	(14)	(24)	(43)	(15)	(39)

(1)	Mark-to-market reflects the fair value of our risk-management asset position, which considers time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management liabilities at December 31, 2003 of $137 million on the consolidated balance sheets includes the $144 million herein as well as hedging instruments. Cash flows have been segregated between periods based on the delivery date required in the individual contracts.
(2)	Cash Flow reflects undiscounted cash inflows and outflows by contract based on the tenor of individual contract position for the remaining periods. These anticipated undiscounted cash flows have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges.

The following table provides an assessment of net contract values by year as of December 31, 2003, based on our valuation methodology.

Net Fair Value of Risk-Management Portfolio

	Total	2004	2005	2006	2007	2008	Thereafter
	(in millions)
Market Quotations (1)	$(69)	$(22)	$(20)	$—	$(25)	$(1)	$(1)
Prices Based on Models (2)	(75)	—	3	(25)	(14)	(11)	(28)

Total	$(144)	$(22)	$(17)	$(25)	$(39)	$(12)	$(29)

(1)	Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.
(2)	See discussion of our use of long-term models in “Critical Accounting Policies” beginning on page 40.

Derivative Contracts

The absolute notional contract amounts associated with our commodity risk-management, interest rate and foreign currency exchange contracts are discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk beginning on page 80 of our Original Filing.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K/A includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” All statements included or incorporated by reference in this annual report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-K/A. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.

All forward-looking statements contained in this Form 10-K/A are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A, except as otherwise required by applicable law.

Item 8. Financial Statements and Supplementary Data

Our financial statements and financial statement schedules are set forth at pages F-1 through F-94 inclusive, found at the end of this annual report, and are incorporated herein by reference.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Effective as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation included consideration of our establishment of a disclosure committee and the various processes carried out under the direction of this committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level and designed to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the fourth quarter 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the second and third quarter 2004 we identified deficiencies in our internal controls over financial reporting, including matters relating to system access and system implementation controls, segregation of duties and documentation of controls and procedures and their effective operation and monitoring. We also identified deficiencies in our tax accounting and tax reconciliation controls and processes that make this an area of particular focus. During the third quarter 2004, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. We identified these deficiencies and promptly brought them to the attention of our audit and compliance committee and independent auditors. Accordingly, in this Form 10-K/A, we have restated our consolidated financial statements. For further information, please see the Explanatory Note beginning on page F-8. We believe we have addressed these tax deficiencies, by taking the following steps to improve our internal controls around our tax accounting and tax reconciliation controls and processes:

•	Increased the levels of review in the preparation of the quarterly and annual tax provision;

•	Formalized processes, procedures and documentation standards; and

•	Restructured our Tax Department to ensure segregation of duties regarding preparation and review of the quarterly and annual tax provision.

Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to provide an annual internal controls report of management. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for our company, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (iii) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (iv) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting. Additionally, Section 404 requires that our independent auditors attest to and report on management’s assessment of our internal controls over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management formed a steering committee to oversee our efforts to comply with Section 404, engaged outside consultants and adopted and implemented a detailed project work plan to assess the adequacy of our internal controls over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.

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

***3.3	—Amended and Restated Bylaws of Dynegy Inc.

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

***10.15	—Employment Agreement, effective March 11, 2003, between Carol F. Graebner and Dynegy Inc. ††

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

***10.18	—Amendment to the Dynegy Inc. 401(K) Savings Plan, effective January 1, 2004. ††

***10.19	—First Amendment to Dynegy Inc. 401(K) Savings Plan, effective February 11, 2002. ††

***10.20	—Second Amendment to Dynegy Inc. 401(K) Savings Plan, effective January 1, 2002. ††

***10.21	—Third Amendment to Dynegy Inc. 401(K) Savings Plan, effective October 1, 2003. ††

10.22	—Dynegy Inc. 401(k) Savings Plan Trust Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76570). ††

10.23	—Dynegy Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080). ††

10.24	—Dynegy Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080). ††

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

***10.28	—Second Supplement to the Dynegy Inc. Executive Severance Pay Plan. ††

***10.29	—Dynegy Inc. Mid-Term Incentive Performance Award Program. ††

10.30	— Dynegy Northeast Generation, Inc. Savings Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-111985). ††

***10.31	—Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, effective January 1, 2004. ††

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

***14.1	—Dynegy Inc. Code of Ethics for Senior Financial Professionals.

***21.1	—Subsidiaries of the Registrant.

Exhibit Number	Description
**23.1	—Consent of PricewaterhouseCoopers LLP.

**31.1	—Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	—Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit omits certain information that we have filed separately with the SEC pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
**	Filed herewith
***	Previously filed
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

DYNEGY INC.

Date: January 18, 2005	By:	/S/ NICK J. CARUSO
Nick J. Caruso Executive Vice President and Chief Financial Officer

DYNEGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dynegy Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dynegy Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in the Explanatory Note beginning on page F-8, the consolidated financial statements have been restated to reflect an increase in the impairment associated with the sale of Illinois Power and for adjustments to the deferred income tax accounts.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 26, 2004, except for the Explanatory Note beginning on page F-8, as to which the date is January 18, 2005.

DYNEGY INC.

CONSOLIDATED BALANCE SHEETS

(RESTATED)

See Explanatory Note

(in millions, except share data)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$477	$757
Restricted cash	19	17
Accounts receivable, net of allowance for doubtful accounts of $184 and $151, respectively	1,010	2,791
Accounts receivable, affiliates	25	31
Inventory	279	236
Assets from risk-management activities	818	2,618
Prepayments and other current assets	402	1,136

Total Current Assets	3,030	7,586

Property, Plant and Equipment	9,867	9,659
Accumulated depreciation	(1,664)	(1,201)

Property, Plant and Equipment, Net	8,203	8,458
Other Assets
Unconsolidated investments	612	668
Assets from risk-management activities	629	2,529
Goodwill	15	326
Other long-term assets	472	462

Total Assets	12,961	20,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$522	$1,586
Accounts payable, affiliates	74	65
Accrued liabilities and other current liabilities	811	1,818
Liabilities from risk-management activities	838	2,418
Notes payable and current portion of long-term debt	245	861
Current portion of long-term debt to affiliates	86	—

Total Current Liabilities	2,576	6,748

Long-term debt	5,124	5,454
Long-term debt to affiliates	769	—

Total Long-term Debt	5,893	5,454
Other Liabilities
Liabilities from risk-management activities	746	2,366
Deferred income taxes	524	765
Other long-term liabilities	743	924

Total Liabilities	10,482	16,257

Minority Interest	121	146
Commitments and Contingencies (Note 17)
Redeemable Preferred Securities, redemption value of $411 and $1,711 at December 31, 2003 and December 31, 2002, respectively (Note 15)	411	1,423
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at December 31, 2003 and December 31, 2002; 280,350,169 and 274,850,589 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	2,848	2,825
Class B Common Stock, no par value, 360,000,000 shares authorized at December 31, 2003 and December 31, 2002; 96,891,014 shares issued and outstanding at December 31, 2003 and December 31, 2002	1,006	1,006
Additional paid-in capital	41	705
Subscriptions receivable	(8)	(12)
Accumulated other comprehensive loss, net of tax	(20)	(55)
Accumulated deficit	(1,852)	(2,198)
Treasury stock, at cost, 1,679,183 shares at December 31, 2003 and December 31, 2002	(68)	(68)

Total Stockholders’ Equity	1,947	2,203

Total Liabilities and Stockholders’ Equity	$12,961	$20,029

See the notes to the consolidated financial statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(RESTATED)

See Explanatory Note

(in millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues	$5,787	$5,326	$9,124
Cost of sales, exclusive of depreciation shown separately below	(5,054)	(4,596)	(7,317)
Depreciation and amortization expense	(454)	(466)	(452)
Goodwill impairment	(311)	(814)	—
Impairment and other charges	(200)	(190)	—
Gain on sale of assets	29	7	36
General and administrative expenses	(366)	(325)	(420)

Operating income (loss)	(569)	(1,058)	971
Earnings (losses) from unconsolidated investments	124	(80)	191
Interest expense	(509)	(297)	(255)
Other income and expense, net	25	(59)	55
Minority interest income (expense)	3	(36)	(93)
Accumulated distributions associated with trust preferred securities	(8)	(12)	(22)

Income (loss) from continuing operations before income taxes	(934)	(1,542)	847
Income tax benefit (expense)	246	352	(368)

Income (loss) from continuing operations	(688)	(1,190)	479
Loss on discontinued operations, net of taxes (Note 3)	(19)	(1,154)	(82)

Income (loss) before cumulative effect of change in accounting principles	(707)	(2,344)	397
Cumulative effect of change in accounting principles, net of taxes (Note 2)	40	(234)	2

Net income (loss)	(667)	(2,578)	399
Less: preferred stock dividends (gain) (Note 15)	(1,013)	330	42

Net income (loss) applicable to common stockholders	$346	$(2,908)	$357

Earnings (Loss) Per Share (Note 16):
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.87	$(4.16)	$1.35
Loss from discontinued operations	(0.05)	(3.15)	(0.26)
Cumulative effect of change in accounting principles	0.11	(0.64)	0.01

Basic earnings (loss) per share	$0.93	$(7.95)	$1.10

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.79	$(4.16)	$1.29
Loss from discontinued operations	(0.04)	(3.15)	(0.25)
Cumulative effect of change in accounting principles	0.09	(0.64)	0.01

Diluted earnings (loss) per share	$0.84	$(7.95)	$1.05

Basic shares outstanding	374	366	326
Diluted shares outstanding	423	370	340

See the notes to the consolidated financial statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

See Explanatory Note

(in millions)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(667)	$(2,578)	$399
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	525	613	482
Goodwill impairment	311	814	—
Impairment and other charges	200	847	—
(Earnings) losses from unconsolidated investments, net of cash distributions	33	232	(117)
Risk-management activities	382	638	(17)
Loss (gain) on sale of assets	(57)	620	(36)
Deferred income taxes	(258)	(706)	253
Cumulative effect of change in accounting principles (Note 2)	(40)	234	(2)
Reserve for doubtful accounts	19	68	55
Other	(9)	87	53
Changes in working capital:
Accounts receivable	1,683	421	1,622
Inventory	93	3	24
Prepayments and other assets	726	(762)	(183)
Accounts payable and accrued liabilities	(2,017)	(454)	(2,011)
Changes in non-current assets and liabilities, net	(48)	(102)	28

Net cash provided by (used in) operating activities	876	(25)	550

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(333)	(947)	(2,551)
Investments in unconsolidated affiliates	(5)	(14)	(1,533)
Business acquisitions, net of cash acquired	—	(20)	(603)
Proceeds from asset sales, net	72	1,583	1,078
Other investing, net	—	75	(219)

Net cash provided by (used in) investing activities	(266)	677	(3,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	2,219	969	1,537
Net proceeds from short-term borrowings	—	181	—
Repayments of borrowings	(2,749)	(623)	(504)
Net cash flow from commercial paper and revolving lines of credit	(128)	(724)	599
Payment to ChevronTexaco for Series B preferred stock restructuring	(225)	—	—
Proceeds from issuance of capital stock	6	240	604
Proceeds from issuance of convertible preferred stock	—	—	1,500
Purchase of serial preferred securities of a subsidiary	—	(28)	—
Purchase of treasury stock	—	(1)	(68)
Redemption of Illinois Power Preferred Securities	—	—	(100)
Dividends and other distributions, net	—	(55)	(98)
Decrease (increase) in restricted cash	(2)	11	(1)
Other financing, net	(21)	(14)	(19)

Net cash provided by (used in) financing activities	(900)	(44)	3,450

Effect of exchange rate changes on cash	10	(59)	(23)
Net increase (decrease) in cash and cash equivalents	(280)	549	149
Cash and cash equivalents, beginning of period	757	208	59

Cash and cash equivalents, end of period	$477	$757	$208

See the notes to the consolidated financial statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(RESTATED)

See Explanatory Note

(in millions)

	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
December 31, 2000	$2,912	$15	$—	$(15)	$496	$(3)	$3,405
Net income	—	—	—	—	399	—	399
Other comprehensive loss, net of tax	—	—	—	(12)	—	—	(12)
Common Stock issued	605	—	—	—	—	—	605
Subscriptions receivable	—	—	(38)	—	—	—	(38)
Implied dividend on Series B Preferred Stock	—	660	—	—	—	—	660
Options exercised	57	—	—	—	—	—	57
Dividends and other distributions	—	—	—	—	(140)	—	(140)
401(k) plan and profit sharing stock	13	—	—	—	—	—	13
Options granted	—	13	—	—	—	—	13
Treasury stock	—	—	—	—	—	(68)	(68)

December 31, 2001	$3,587	$688	$(38)	$(27)	$755	$(71)	$4,894
Net loss	—	—	—	—	(2,578)	—	(2,578)
Other comprehensive loss, net of tax	—	—	—	(28)	—	—	(28)
Differential of Series A Preferred Purchase	—	7	—	—	—	—	7
Common Stock issued	205	—	—	—	—	—	205
Subscriptions receivable	—	—	26	—	—	—	26
Options exercised	22	—	—	—	—	—	22
Dividends and other distributions	—	—	—	—	(375)	—	(375)
401(k) plan and profit sharing stock	17	—	—	—	—	—	17
Options granted	—	11	—	—	—	—	11
Treasury stock	—	(1)	—	—	—	3	2

December 31, 2002	$3,831	$705	$(12)	$(55)	$(2,198)	$(68)	$2,203
Net loss	—	—	—	—	(667)	—	(667)
Other comprehensive income, net of tax	—	—	—	35	—	—	35
Series B Preferred Stock restructuring	—	(660)	—	—	1,224	—	564
Subscriptions receivable	—	—	4	—	—	—	4
Options exercised	15	(6)	—	—	—	—	9
Dividends and other distributions	—	—	—	—	(211)	—	(211)
401(k) plan and profit sharing stock	8	—	—	—	—	—	8
Options granted	—	2	—	—	—	—	2

December 31, 2003	$3,854	$41	$(8)	$(20)	$(1,852)	$(68)	$1,947

See the notes to the consolidated financial statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(RESTATED)

See Explanatory Note

(in millions)

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$(667)	$(2,578)	$399
Cash flow hedging activities, net:
Cumulative effect of transition adjustment	—	—	61
Unrealized mark-to-market gains arising during period, net	39	73	4
Reclassification of mark-to-market (gains) losses to earnings, net	(37)	(73)	(57)

Changes in cash flow hedging activities, net (net of tax expense of $1, zero and $5, respectively)	2	—	8
Foreign currency translation adjustments	24	31	(21)
Minimum pension liability (net of tax benefit (expense) of $(5), $38 and zero, respectively)	9	(66)	—
Unrealized gains on securities, net:
Unrealized holding losses arising during period, net	—	—	(11)
Less: Reclassification adjustments for losses realized in net income (loss)	—	7	12

Net unrealized gains (net of tax expense of zero, $3 and zero, respectively)	—	7	1

Other comprehensive income (loss), net of tax	35	(28)	(12)

Comprehensive income (loss)	$(632)	$(2,606)	$387

See the notes to the consolidated financial statements.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER FEBRUARY 27, 2004 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE FEBRUARY 27, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 includes restatements of our consolidated financial statements for each of the three years in the period ended December 31, 2003. The restatements relate to an increased impairment associated with the sale of Illinois Power and our deferred income tax accounts. Quarterly information in this Explanatory Note is unaudited. Specifically, the restatements are as follows:

Impairment of Illinois Power. As more fully discussed in Note 10—Goodwill beginning on page F-38, during 2003, the value of goodwill associated with Illinois Power was determined to be impaired, resulting in our recognizing a charge of $242 million. During 2004, while preparing to record the Illinois Power sale, we identified a deferred tax asset that was excluded from our 2003 impairment analysis. Our exclusion of this asset understated the net book value of the assets and, as a result, understated the impairment that had been recorded in 2003. The impact of the error resulted in an after-tax understatement of goodwill impairment of $139 million and an after-tax understatement of asset impairments of $120 million. As such, we recognized an additional after-tax charge of $259 million ($0.61 per diluted share) in 2003. This correction had no impact on our previously reported net cash provided by (used in) operating activities, investing activities or financing activities.

The table below reflects the quarterly and year-to-date impact of the additional impairments on net income as originally reported.

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	(in millions)
2003	$—	$—	$—	$—	$—	$(259)

Deferred Income Tax Accounts. As previously disclosed in our second quarter 2004 Form 10-Q, we undertook an evaluation of our tax accounting and reconciliation controls and processes, including a tax basis balance sheet review which we have recently completed. Through this initiative, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 are required. These adjustments primarily related to errors associated with accounting for acquisitions, incorrect classification of goodwill impairments as permanent differences for purposes of calculating the tax provision and other items. As a result of these errors, adjustments were also made to goodwill and other long-term liabilities accounts.

This restatement has no effect on our previously reported net cash provided by (used in) operating activities, investing activities or financing activities.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The table below reflects the quarterly and year-to-date impact of the correction to our previous accounting for income taxes on net income as originally reported.

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Month Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	(in millions)
2000 and prior							$(36)
2001							(7)
2002	$(1)	$—	$170	$(10)	$(1)	$169	159
2003	—	—	—	45	—	—	45

Summary. A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the Original Filing is as follows:

RESTATED SELECTED BALANCE SHEET DATA

	December 31, 2003	December 31, 2002
	(in millions)
Property, Plant and Equipment, Net
As previously reported	$8,396	$8,458
Impairment of Illinois Power	(193)	—

As restated	$8,203	$8,458

Goodwill
As previously reported	$154	$396
Impairment of Illinois Power	(139)	—
Deferred income tax accounts	—	(70)

As restated	$15	$326

Total Assets
As previously reported	$13,293	$20,099
Impairment of Illinois Power	(332)	—
Deferred income tax accounts	—	(70)

As restated	$12,961	$20,029

Deferred income taxes
As previously reported	$751	$951
Impairment of Illinois Power	(73)	—
Deferred income tax accounts	(154)	(186)

As restated	$524	$765

Other long-term liabilities
As previously reported	$750	$924
Deferred income tax accounts	(7)	—

As restated	$743	$924

Total Liabilities
As previously reported	$10,716	$16,443
Impairment of Illinois Power	(73)	—
Deferred income tax accounts	(161)	(186)

As restated	$10,482	$16,257

Stockholders’ Equity
As previously reported	$2,045	$2,087
Impairment of Illinois Power	(259)	—
Deferred income tax accounts	161	116

As restated	$1,947	$2,203

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

RESTATED SELECTED RESULTS OF OPERATIONS DATA

	Year Ended December 31,
	2003	2002	2001
Depreciation and amortization expense
As previously reported	$(454)	$(466)	$(456)
Deferred income tax accounts	—	—	4

As restated	$(454)	$(466)	$(452)

Goodwill impairment
As previously reported	$(242)	$(897)	$—
Impairment of Illinois Power	(139)	—	—
Deferred income tax accounts	70	83	—

As restated	$(311)	$(814)	$—

Impairment and other charges
As previously reported	$(7)	$(190)	$—
Impairment of Illinois Power	(193)	—	—

As restated	$(200)	$(190)	$—

Income tax benefit (expense)
As previously reported	$198	$276	$(357)
Impairment of Illinois Power	73	—	—
Deferred income tax accounts	(25)	76	(11)

As restated	$246	$352	$(368)

Net income (loss)
As previously reported	$(453)	$(2,737)	$406
Impairment of Illinois Power	(259)	—	—
Deferred income tax accounts	45	159	(7)

As restated	$(667)	$(2,578)	$399

Net income (loss) available to common stockholders
As previously reported	$560	$(3,067)	$364
Impairment of Illinois Power	(259)	—	—
Deferred income tax accounts	45	159	(7)

As restated	$346	$(2,908)	$357

Earnings (loss) per diluted share
As previously reported	$1.35	$(8.38)	$1.07
Impairment of Illinois Power	(0.61)	—	—
Deferred income tax accounts	0.10	0.43	(0.02)

As restated	$0.84	$(7.95)	$1.05

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

Note 1—Organization and Operations of the Company

Dynegy Inc. (together with our subsidiaries, “we”, “us” or “our”) is a holding company and conducts substantially all of our business through our subsidiaries. We own operating divisions engaged in power generation, natural gas liquids and regulated energy delivery. We also separately report the results of our customer risk management business. We had four reportable business segments in 2003: GEN, NGL, REG and CRM. We reported our results in these four business segments based on the diversity of their respective operations. Please see a description of abbreviations used in these footnotes beginning on page F-88.

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

Restricted Cash. Restricted cash represents cash that is unavailable for general purpose cash needs. Restricted cash reflects amounts reserved for use in retiring Illinois Power’s Transitional Funding Trust Notes. This is further discussed in Note 12—Debt—Illinois Power Transitional Funding Trust Notes beginning on page F-46.

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

(RESTATED)

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

Gains and losses are not recognized for retirements of property, plant and equipment subject to composite rates until the asset group subject to the composite rate is retired. Gains and losses on sales of individual assets are reflected in gain on sale of assets in the consolidated statements of operations. Through December 31, 2001, we reviewed the carrying value of our long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” In August 2001, the FASB

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under this standard, we evaluate an asset for impairment when events or circumstances indicate its carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment. When we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to the estimated sales price, less costs to sell. Our adoption of SFAS No. 144 on January 1, 2002 did not have any impact on our financial position or results of operations. See Note 4—Restructuring and Impairment Charges beginning on page F-26 for a discussion of impairment charges we recognized in 2002 and 2003.

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

At January 1, 2003, our ARO liabilities were $26 million for our GEN segment, $9 million for our NGL segment and $6 million for our REG segment. These retirement obligations relate to activities such as ash pond and landfill capping, closure and post-closure costs, environmental testing, remediation, monitoring and land and equipment lease obligations. Annual amortization of the assets resulting from adoption of this standard and the accretion of the liability towards the ultimate obligation amount was $7 million in 2003. During 2003, accretion expense recognized for the fair value for all of our ARO liabilities totaled $5 million. There were no additional AROs recorded or settled during 2003. During 2003, we changed the estimated timing of our estimated cash flows associated with our ARO liability in the REG segment due to delivery of notice of our intention to exercise our option to purchase the Tilton turbines, as further described at Note 12—Debt—Tilton Capital Lease beginning on page F-46, and reduced the liability by $5 million, accordingly. At December 31, 2003, our ARO liabilities were $30 million for our GEN segment, $10 million for our NGL segment and $1 million for our REG segment.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The following pro forma financial information has been prepared to give effect to the adoption of SFAS No. 143 as if it had been adopted January 1, 2001:

	Year Ended December 31,
	2002	2001
	(in millions)
Income (loss) from continuing operations, as reported	$(1,190)	$479
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143	(6)	(5)

Pro forma income (loss) from continuing operations	(1,196)	$474

Income (loss) before cumulative effect of change in accounting principles, as reported	$(2,344)	$397
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143	(6)	(5)

Pro forma income (loss) before cumulative effect of change in accounting principles	$(2,350)	$392

Net income (loss), as reported	$(2,578)	$399
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143	(4)	(3)

Pro forma net income (loss)	$(2,582)	$396

	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Basic earnings (loss) per share
Income (loss) from continuing operations	$(4.16)	$(4.17)	$1.35	$1.34
Loss from discontinued operations	(3.15)	(3.15)	(0.26)	(0.26)
Cumulative effect of change in accounting principles, net	(0.64)	(0.64)	0.01	0.01

Basic earnings (loss) per share	$(7.95)	$(7.96)	$1.10	$1.09

	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(4.16)	$(4.17)	$1.29	$1.28
Income (loss) from discontinued operations	(3.15)	(3.15)	(0.25)	(0.25)
Cumulative effect of change in accounting principles, net	(0.64)	(0.64)	0.01	0.01

Diluted earnings (loss) per share	$(7.95)	$(7.96)	$1.05	$1.04

The following table presents the AROs that would have been included in other long-term liabilities on our consolidated balance sheets if SFAS No. 143 had been adopted January 1, 2001:

	2002	2001
	(in millions)
Balance, beginning of year	$36	$30
Liabilities incurred	1	2
Accretion expense	4	4

Balance, end of year	$41	$36

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Goodwill and Other Intangible Assets. Prior to January 1, 2002, intangible assets, principally goodwill, were amortized on a straight-line basis over their estimated useful lives of 25 to 40 years. However, we adopted SFAS No. 142 effective January 1, 2002, and, accordingly, discontinued amortizing goodwill. In accordance with SFAS No. 142, we subject goodwill to a fair value-based impairment test on at least an annual basis. As further discussed in Note 10—Goodwill beginning on page F-38, with the adoption of SFAS No. 142 and the resulting impairment test, we recognized a $234 million charge in our communications business associated with the cumulative effect of implementing this standard. In addition, we recognized an $814 million goodwill impairment in 2002 related to the CRM and GEN segments and a $311 million goodwill impairment in 2003 related to the REG segment. The estimation of fair value is highly subjective, inherently imprecise and can change materially from period to period based on, among other things, an assessment of market conditions, projected cash flows and discount rate. We currently perform our annual impairment test in the fourth quarter after our annual budgetary process, and we may record further impairment losses in future periods as a result of such test.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

	Years Ended December 31,
	2003	2002	2001
	(in millions, except per share data)
Net income (loss) as reported	$(667)	$(2,578)	$399
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	8	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(84)	(67)

Pro forma net income (loss)	$(718)	$(2,654)	$341

Earnings (loss) per share:
Basic—as reported	$0.93	$(7.95)	$1.10
Basic—pro forma	$0.79	$(8.16)	$0.92
Diluted—as reported	$0.84	$(7.95)	$1.05
Diluted—pro forma	$0.72	$(8.16)	$0.88

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Accounting Principles Adopted

SFAS No. 132. In December 2003, the FASB released SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard requires disclosures for pensions and other postretirement benefit plans and replaces existing pension disclosure requirements. We adopted the new disclosure requirements as of December 31, 2003. Please see Note 20—Employee Compensation, Savings and Pension Plans beginning on page F-74 for these required disclosures.

SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, which we adopted January 1, 2003. For further discussion, please see “Asset Retirement Obligations” beginning on page F-13.

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

SFAS No. 148. In December 2002, the FASB issued SFAS No. 148. We transitioned to a fair value-based method of accounting for stock-based compensation in the first quarter 2003 and are using the prospective method of transition as described under SFAS No. 148. For further discussion, please see “Employee Stock Options” beginning on page F-18.

SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends various issues related to derivatives

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Instruments that have an unconditional obligation requiring the issuer to redeem the instrument by transferring an asset at a specified date are required to be classified as liabilities on the balance sheet. Instruments that require the issuance of a variable number of equity shares by the issuer generally do not have the risks associated with equity instruments and as such should also be classified as liabilities on the balance sheet. SFAS No. 150 was effective for contracts in existence or created or modified for the first interim period beginning after June 15, 2003. Upon adoption, we reclassified approximately $200 million of Company Obligated Preferred Securities (now referred to as Subordinated Debentures), previously recorded in the mezzanine section of our balance sheet between liabilities and stockholders’ equity, to long-term liabilities. Accordingly, the interest related to this instrument is recorded as interest expense beginning July 1, 2003. Prior year amounts have not been reclassified to conform to this change. Previously, the preferred return on this instrument was reported in accumulated distributions associated with trust preferred securities in the consolidated statements of operations. Further, the $400 million in Series C convertible preferred stock issued in August 2003 in connection with the Series B Exchange is classified within the mezzanine section of our consolidated balance sheets due to the $5.78 per share substantive conversion option, which renders the mandatory redemption feature contingent upon the holder not exercising its conversion option. See Note 11—Refinancing and Restructuring Transactions—Series B Exchange beginning on page F-40 for further discussion.

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

FIN No. 46. In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” In December 2003, the FASB issued the updated and final interpretation FIN No. 46R. FIN No. 46R requires that an equity investor in a variable interest entity have significant equity at risk (generally a minimum of 10%, which is an increase from the 3% required under previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entity as the primary beneficiary. FIN No. 46 was applicable immediately to variable interest entities created or obtained after January 31, 2003. While we have not entered into any arrangements in 2003 that would be subject to FIN No. 46, entities previously formed are impacted. FIN No. 46R was effective on December 31, 2003 for interests in entities that were previously considered special purpose entities under then existing authoritative guidance. We recorded a cumulative effect of change in accounting

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

principle of $15 million after-tax related to our adoption of this portion of FIN No. 46R, as further described below. Please also see Note 12—Debt—Illinois Power Transitional Funding Trust Notes beginning on page F-46 and Note 15—Redeemable Preferred Securities—Subordinated Debentures beginning on page F-54. We will adopt FIN No. 46R for non-special purpose entities on March 31, 2004. We are in the process of assessing the impact, if any, that this adoption will have on our financial statements.

CoGen Lyondell, Inc. (CLI) is the lessee of the CoGen Facility, a 610 MW gas-fueled combined-cycle co-generation plant that sells steam and electricity to the Lyondell Chemical Complex and sells electricity to the open wholesale market in ERCOT. Additionally, CoGen Lessor is a synthetic lease entity which leases the CoGen Facility to CLI. Both entities were previously considered special purpose entities and also met the definition of a VIE because their equity holders did not have a controlling interest or significant equity investment at risk in the entity. We were considered the primary beneficiary of both entities as we held a fixed-price purchase option on the assets of the entities during the lease term and maintained a residual value guarantee for 97% of the facility on CoGen Lessor. FIN No. 46R does not impact our accounting for CLI, as we have always consolidated CLI. Additionally, we began accounting for our lease with CoGen Lessor as a capital lease in June 2002, and, therefore, began consolidating the generation facility and the associated debt. The $15 million cumulative effect noted above is primarily a result of recording additional accumulated depreciation on the facility from June 1997, inception of the leasing arrangement, through June 2002. If we had adopted this portion of FIN No. 46R on January 1, 2001, our income (loss) before cumulative effect of change in accounting principles would have increased (decreased) by zero, $(1) million and $(3) million for the years ended December 31, 2003, 2002 and 2001, respectively. Our net income (loss) would have increased (decreased) by $15 million, $(1) million and $(3) million for the years ended December 31, 2003, 2002 and 2001, respectively. Our basic and diluted earnings per share would have increased (decreased) by $0.04, zero and $(0.01) for the years ended December 31, 2003, 2002 and 2001, respectively. We retired the $170 million capital lease obligation with proceeds received from our October 2003 follow-on notes offering further described in Note 11—Refinancing and Restructuring Transactions—Follow-on Notes Offering beginning on page F-40.

EITF Issue 02-03. During 2002, the EITF reached consensus on several issues pursuant to EITF Issue 02-03. For further discussion, please see “Revenue Recognition” beginning on page F-15.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

For federal income tax purposes, the sale resulted in a capital loss, which may be deducted solely against capital gains, if any, realized by us in our consolidated federal tax returns. There is a three-year carryback and a five-year carryforward for capital losses under existing federal statutes. For financial reporting purposes, we recorded a valuation allowance against a portion of the potential tax benefit because of uncertainty about our ability to generate future capital gains. Please see Note 14—Income Taxes beginning on page F-50 for further information about our capital loss carryforwards and related valuation allowance.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Dispositions and Contract Terminations

Pending Sale of Illinois Power. Please see Note 23—Subsequent Event beginning on page F-86 for a discussion of the pending sale to Ameren of our stock in Illinois Power and our 20% interest in the Joppa power generation facility.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Consideration Paid for Acquisitions. Consideration paid for the 2002 and 2001 business acquisitions was as follows:

	NNG	BGSL	iaxis
	(in millions)
Cash purchase of stock	$1,565	$595	$40
Liabilities assumed	1,070	263	83

Total consideration	$2,635	$858	$123

Note 4—Restructuring and Impairment Charges

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

In 2003, we recorded a goodwill impairment totaling $311 million and a pre-tax asset impairment totaling $193 million relating to our interest in Illinois Power. For further discussion, please see Note 10—Goodwill beginning on page F-38. In addition, during 2003, we recorded a $26 million pre-tax charge related to the impairment of some of our generation investments. For further discussion, please see Note 9—Unconsolidated Investments—GEN Investments beginning on page F-35. Also, during 2003, we recorded a $12 million pre-tax charge related to the impairment of our investment in GCF. For further discussion, please see Note 9—Unconsolidated Investments—NGL Investments beginning on page F-36.

In 2002, we recorded a goodwill impairment relating to our GEN and CRM segments totaling $814 million. For further discussion, please see Note 10—Goodwill beginning on page F-38.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The severance balance at December 31, 2003 primarily relates to severance that has not been paid to our former Chief Executive Officer, former President and former Chief Financial Officer, each of whom has initiated an arbitration proceeding against us related to this severance. Please read Note 17—Commitments and Contingencies—Summary of Material Legal Proceedings—Severance Arbitrations beginning on page F-62 for further discussion.

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

Impairment of generation investments. In conjunction with our review of the carrying value of goodwill in the third quarter 2002 (see Note 10—Goodwill beginning on page F-38 for further discussion), we assessed the carrying value of our generation portfolio on an asset-by-asset basis. The generation portfolio includes wholly-owned generating facilities, which are reflected in property, plant and equipment, as well as investments in partnerships and limited liability companies that own generating facilities, which are reflected in unconsolidated investments. Based on this review, the carrying value associated with the wholly-owned generation facilities was considered realizable. However, some unconsolidated investments were considered impaired, resulting in a pre-tax charge of $144 million, which is reflected in earnings (losses) from unconsolidated investments on the consolidated statements of operations. The diminution in the fair value of these investments was primarily a result of depressed energy prices.

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

(RESTATED)

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

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of debt are included in Note 12—Debt beginning on page F-41. The carrying amounts and fair values of our other financial instruments were:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Dynegy Inc.
Series B Preferred Stock (1)	$—	$—	$1,500	$365
Series C Convertible Preferred Stock	400	316	—	—
Foreign Currency Risk-Management Contracts	—	—	3	3
Dynegy Holdings Inc.
Subordinated Debentures (2)	—	—	200	14
Fair Value Hedge Interest Rate Swap	3	3	73	73
Cash Flow Hedge Interest Rate Swap	(3)	(3)	(16)	(16)
Interest Rate Risk-Management Contracts	(4)	(4)	(74)	(74)
Commodity Cash Flow Hedge Contracts	17	17	—	—
Commodity Risk-Management Contracts	(86)	(86)	(43)	(43)
Illinois Power Company
Serial Preferred Securities of a Subsidiary	11	10	11	4

(1)	Carrying value at December 31, 2002 represents $1,212 million included in Redeemable Preferred Securities, $660 million in additional paid-in capital and $(372) million in accumulated deficit in the consolidated balance sheets.
(2)	At December 31, 2003, these securities were classified as Debt on the consolidated balance sheets. Please read Note 2—Accounting Policies—Accounting Principles Adopted—SFAS No. 150 beginning on page F-20 and Note 12—Debt beginning on page F-41.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The businesses acquired included: Northern Natural (2002); BGSL (2001); and iaxis (2001). Please read Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Discontinued Operations beginning on page F-21 for more information regarding these acquisitions. The $1,521 million paid to acquire Northern Natural includes $1,501 million paid in 2001, which is included in investments in unconsolidated affiliates in the consolidated statements of cash flows for the year ended December 31, 2001.

Note 7—Inventory

A summary of our inventories is as follows:

	December 31,
	2003	2002
	(in millions)
Natural gas in storage	$77	$49
Natural gas liquids	40	46
Coal	48	49
Crude oil	16	10
Materials and supplies	98	82

	$279	$236

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 8—Property, Plant and Equipment

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

A summary of our property, plant and equipment is as follows:

	December 31,
	2003	2002
	(in millions)
Generation assets	$5,745	$5,428
Natural gas liquids assets
Natural gas processing	1,048	992
Fractionation	234	221
Liquids marketing	35	33
Natural gas gathering and transmission	160	176
Terminals and storage	248	254
Barges	29	29
Regulated energy delivery assets	2,156	2,053
Customer risk management assets	4	14
IT systems and other	208	459

	9,867	9,659
Accumulated depreciation	(1,664)	(1,201)

	$8,203	$8,458

Interest capitalized related to costs of projects in process of development totaled $12 million, $16 million and $20 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9—Unconsolidated Investments

Our unconsolidated investments consist primarily of investments in affiliates that we do not control, but where we have significant influence over operations. These investments are accounted for by the equity method of accounting. Our share of net income from these affiliates is reflected in the consolidated statements of operations as earnings (losses) from unconsolidated investments. Our principal equity method investments consist of entities that operate generation and natural gas liquids assets. We entered into these ventures principally to share risk and leverage existing commercial relationships. These ventures maintain independent capital structures and have financed their operations either on a non-recourse basis to us or through their ongoing commercial activities. We hold investments in joint ventures in which ChevronTexaco or its affiliates are investors. For additional information about these investments, please read Note 13—Related Party Transactions beginning on page F-48.

A summary of our unconsolidated investments is as follows:

	December 31,
	2003	2002
	(in millions)
Equity affiliates:
GEN investments	$518	$542
NGL investments	82	102
CRM investments	—	4

Total equity affiliates	600	648
Other affiliates, at cost	12	20

Total unconsolidated investments	$612	$668

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

In addition to the charges related to our investment in West Coast Power described above, equity earnings during 2002 were negatively impacted by a pre-tax impairment of $111 million (net of the $33 million West Coast Power impairment) in multiple equity investments based on a fair value assessment, as further discussed in Note 4—Restructuring and Impairment Charges beginning on page F-26.

NGL Investments. At December 31, 2003, natural gas liquids investments included a 22.9% ownership interest in Venice Energy Services Company, L.L.C. (VESCO), a venture that operates a natural gas liquids processing, extraction, fractionation and storage facility in the Gulf Coast region as well as a 38.75% ownership interest in GCF, a venture that fractionates natural gas liquids on the Gulf Coast. In August 2002, we sold our investment in WTLPS to ChevronTexaco. Please read Note 13—Related Party Transactions beginning on page F-48 for further discussion of this transaction.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Earnings from unconsolidated investments of $124 million for the year ended December 31, 2003 includes the $53 million above and $117 million from West Coast Power, offset by $45 million in impairments of investments and a $1 million loss on the sale of an investment. Losses from unconsolidated investments of $80 million for the year ended December 31, 2002 consist primarily of the $70 million above and $17 million from West Coast Power, offset by impairments of generation and technology investments of $144 million and $31 million, respectively (see Note 4 – Restructuring and Impairment Charges—Impairment of generation investments and Note 4 – Restructuring and Impairment Charges—Impairment of technology investments, both beginning on page F-28). Earnings from unconsolidated investments of $191 million for the year ended December 31, 2001 consist primarily of the $61 million above and $162 million from West Coast Power, offset by a $19 million pre-tax loss on a technology investment due to impairment.

Other Investments. In addition to these equity investments, we hold interests in companies for which we do not have significant influence over the operations. These investments are accounted for by the cost method. Such investments totaled $12 million and $20 million at December 31, 2003 and 2002, respectively. We also owned securities that had a readily determinable fair market value and were considered available-for-sale. During 2001, we recognized a $19 million pre-tax loss on a technology investment due to impairments that were determined by management to be other-than-temporary. During 2002, we wrote down the remaining values of our available-for-sale securities. For further discussion, please see Note 4—Restructuring and Impairment Charges beginning on page F-26. The market value of these investments at December 31, 2003 and 2002 was estimated to be zero.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 10—Goodwill

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

The changes in the carrying amount of goodwill for each of our reporting units for the years ended December 31, 2003 and 2002 were as follows:

	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Balances as of January 1, 2002	$489	$16	$311	$358	$234	$1,408
Cumulative effect of change in accounting principle	—	—	—	—	(234)	(234)
Goodwill acquired during the period	—	—	887	—	—	887
Purchase price adjustments	—	—	(28)	(33)	—	(61)
Goodwill impaired during the period	(489)	—	—	(325)	—	(814)
Sale of Canadian Crude business	—	(1)	—	—	—	(1)
Sale of Northern Natural	—	—	(859)	—	—	(859)

Balances as of December 31, 2002	—	15	311	—	—	326
Goodwill impaired during the period	—	—	(311)	—	—	(311)

Balances as of December 31, 2003	$—	$15	$—	$—	$—	$15

During 2003, the value of goodwill associated with Illinois Power was determined to be impaired, resulting in our recognizing a charge of $311 million. Additionally, Illinois Power’s other assets were determined to be impaired, resulting in our recognizing a pre-tax charge of $193 million. In determining the impairment amount, the fair value of Illinois Power was determined based on the sales price allocation assigned to Illinois Power from the announced sale of Illinois Power and our Joppa investment in February 2004, as further described in Note 23—Subsequent Event beginning on page F-86. The impairment charges are reflected in the consolidated statements of operations in Goodwill impairment and Impairment and other charges.

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

During 2002, the value of goodwill associated with our former WEN segment was determined to be impaired, resulting in our recognizing a charge of $814 million. The fair values of the respective components of this segment were estimated utilizing the expected discounted future cash flows. The primary factors leading to this impairment were: (1) the reduction in near-term power prices; (2) an increase in the rate of return required for investors to enter the energy merchant sector; and (3) our decision to exit third-party risk management aspects of the marketing and trading business. The impairment charge is reflected in the consolidated statements of operations as a goodwill impairment.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Also in 2002, $887 million of goodwill associated with the acquisition of Northern Natural was recorded in the REG segment and subsequently removed when Northern Natural was sold. See Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Discontinued Operations—Northern Natural beginning on page F-22 for additional discussion of the sale of Northern Natural.

All charges related to goodwill during 2003 are the same on a pre-tax or an after-tax basis. Of the $814 million goodwill impairment recognized in 2002, $579 million related to goodwill for which there was no tax basis, and thus that portion of the impairment was the same on a pre-tax or an after-tax basis. The remaining impairment of $235 million was $148 million on an after-tax basis.

The following table shows what our net income and earnings per share would have been in 2001 if goodwill had not been amortized during those periods, compared to the net loss and earnings (loss) per share we recorded for 2003 and 2002:

	2003	2002	2001
	(in millions, except per share data)
Reported net income (loss)	$(667)	$(2,578)	$399
Add back: Goodwill amortization	—	—	42

Adjusted net income (loss)	$(667)	$(2,578)	$441
Less: preferred stock dividends (gain)	(1,013)	330	42

Net income (loss) available to common stockholders	$346	$(2,908)	$399

Basic earnings (loss) per share:
Reported net income (loss)	$0.93	$(7.95)	$1.10
Goodwill amortization	—	—	0.13

Adjusted net income (loss)	$0.93	$(7.95)	$1.23

Diluted earnings (loss) per share:
Reported net income (loss)	$0.84	$(7.95)	$1.05
Goodwill amortization	—	—	0.12

Adjusted net income (loss)	$0.84	$(7.95)	$1.17

Note 11—Refinancing and Restructuring Transactions

During 2003, we completed a series of transactions that significantly altered our outstanding debt balances. The following summarizes the most significant of those transactions.

Credit Facility Restructuring. On April 2, 2003, DHI entered into a $1.66 billion credit facility, consisting of: (i) a $1.1 billion DHI secured revolving credit facility; (ii) a $200 million DHI secured term loan (“Term A Loan”); and (iii) a $360 million DHI secured term loan (“Term B Loan”). The credit facility replaced, and preserved the commitment of each lender under, DHI’s former $900 million and $400 million revolving credit facilities, which had maturity dates of April 28, 2003 and May 27, 2003, respectively, and Dynegy’s $360 million DGC secured debt, which had a maturity date of December 15, 2005. For further discussion of the credit facility, please see Note 12—Debt—DHI Credit Facility beginning on page F-42. We incurred debt issuance costs aggregating approximately $41 million in connection with the new facility. Such amounts have been capitalized and are amortized over the term of the credit facility and term loans.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

For further discussion of the second priority senior secured notes and the convertible subordinated debentures, please see Note 12—Debt—DHI Second Priority Senior Secured Notes beginning on page F-44 and Note 12—Debt—Convertible Subordinated Debentures beginning on page F-47.

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

For further discussion of the Junior Notes and the Series C convertible preferred stock, please see Note 12—Debt—Junior Unsecured Subordinated Notes beginning on page F-47 and Note 15—Redeemable Preferred Securities—Series C Convertible Preferred Stock beginning on page F-53.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 12—Debt

Notes payable and long-term debt consisted of the following:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Dynegy Holdings Inc.
Revolving Credit Facilities	$—	$—	$128	$128
Senior Notes, 6.75% due 2005	—	—	150	54
Senior Notes, 8.125% due 2005	18	18	300	114
Senior Notes, 7.45% due 2006	22	24	206	70
Senior Notes, 6.875% due 2011	519	455	522	158
Senior Notes, 8.75% due 2012	500	501	500	170
Senior Debentures, 7.125% due 2018	179	147	190	47
Senior Debentures, 7.625% due 2026	181	147	198	46
Second Priority Senior Secured Notes, floating rate due 2008	225	225	—	—
Second Priority Senior Secured Notes, 9.875% due 2010	625	705	—	—
Second Priority Senior Secured Notes, 10.125% due 2013	900	1,035	—	—
Subordinated Debentures payable to affiliates, 8.316%, due 2027 (1)	200	164	—	—
ABG Gas Supply Credit Agreement, due through 2006	185	185	259	252
Generation Facility Debt, due 2007	184	184	184	184
Generation Facility Capital Lease	—	—	165	165
Black Thunder Secured Financing	—	—	758	758
Renaissance and Rolling Hills Credit Facility, due 2003	—	—	200	200

Illinova
Senior Notes, 7.125% due 2004	95	96	100	43

Illinois Power
Mortgage Bonds, 6.5% due 2003	—	—	100	97
Mortgage Bonds, 6.0% due 2003	—	—	90	87
Mortgage Bonds, 6.75% due 2005	70	72	70	66
Mortgage Bonds, 7.5% due 2009	250	276	250	215
Mortgage Bonds, 11.5% due 2010	550	660	400	388
Mortgage Bonds, 7.5% due 2025	66	67	66	52
Transitional Funding Trust Notes payable to affiliates, 5.34% due through 2003	—	—	30	30
Transitional Funding Trust Notes payable to affiliates, 5.38% due through 2005	118	122	175	178
Transitional Funding Trust Notes payable to affiliates, 5.54% due through 2007	175	183	175	182
Transitional Funding Trust Notes payable to affiliates, 5.65% due through 2008	139	149	139	153
Floating Rate Pollution Control Revenue Refunding Bonds, due 2017	75	75	75	75
Adjustable Rate Pollution Control Revenue Refunding Bonds, due 2028	112	112	112	112
Adjustable Rate Pollution Control Revenue Refunding Bonds, due 2032	150	150	150	150
Pollution Control Revenue Refunding Bonds, 5.4% - 7.4%, due 2024 through 2028	179	181	179	177
Tilton Capital Lease	71	71	—	—
Term Loan, due 2003	—	—	100	100

Dynegy Inc.
Convertible Subordinated Debentures, 4.75% due 2023	225	316	—	—
Junior Unsecured Subordinated Notes payable to affiliates, 9% - 13.75% due 2016	223	223	—	—
DGC Secured Debt (2)	—	—	360	360

	6,236		6,331

Unamortized premium (discount) on debt, net	(12)		(16)

	6,224		6,315

Less: Amounts due within one year	331		861

Total Long-Term Debt	$5,893		$5,454

(1)	At December 31, 2002, these securities, which were formerly known as the Company Obligated Preferred Securities of a Subsidiary Trust, were classified as Redeemable Preferred Securities on the Consolidated Balance Sheets. See Note 2—Accounting Policies—Accounting Principles Adopted—SFAS No. 150 beginning on page F-20.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

(2)	As described in Note 11—Refinancing and Restructuring Transactions—Credit Facility Restructuring beginning on page F-39, the DGC Secured Debt was replaced by DHI’s Term B Loan as part of the April 2003 new credit facility, which was subsequently repaid in full during 2003.

Aggregate maturities of the principal amounts of all long-term indebtedness are as follows:

	Total	2004	2005	2006	2007	2008	Thereafter
	(in millions)
Dynegy Holdings Inc.	$3,744	$79	$102	$44	$184	$225	$3,110
Illinova	95	95	—	—	—	—	—
Illinois Power (1)	1,937	157	156	86	86	86	1,366
Dynegy Inc.	448	—	—	—	—	—	448

Total	$6,224	$331	$258	$130	$270	$311	$4,924

(1)	Included in Illinois Power’s 2004 maturities of $157 million is $71 million related to the Tilton capital lease. In October 1999, Illinois Power entered into a sublease with DMG pursuant to which DMG is obligated to make all payments under the lease. Please see “Tilton Capital Lease” beginning on page F-46 for a discussion of the delivery of our notice of intent to exercise our option to purchase the leased turbines upon the expiration of the lease in September 2004, with respect to which an $81 million payment is due.

DHI Credit Facility. During the year ended December 31, 2003, we reduced our exposure under our revolving credit facilities by $812 million. During the period from December 31, 2003 through February 23, 2004, our outstanding letters of credit under these revolving credit facilities increased by $34 million.

As discussed in Note 11—Refinancing and Restructuring Transactions—Credit Facility Restructuring beginning on page F-39, on April 2, 2003, DHI entered into a $1.66 billion credit facility consisting of a $1.1 billion secured revolving credit facility, which matures on February 15, 2005, and two secured term loans. We repaid the secured term loans using the proceeds from our August and October 2003 debt offerings, together with cash on hand. We currently have no borrowings under the credit facility, with letters of credit issued of $222 million at February 23, 2004.

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

(RESTATED)

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

(RESTATED)

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

Subordinated Debentures. Please see discussion in Note 15—Redeemable Preferred Securities —Subordinated Debentures beginning on page F-54.

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

Generation Facility and DGC Secured Debt. We previously executed lease arrangements for the purpose of constructing two generation facilities located in Georgia and Kentucky, as well as our domestic fiber optic network. As originally constituted, these arrangements require variable-rate interest only payments that include an option to purchase the related assets at maturity of the facility for a balloon payment equal to the principal balance on the financing. In December 2002, we repaid the principal balance under one of the generation facility lease arrangements. We incurred upfront fees of approximately $6 million in connection with the remaining generation facility lease arrangement which were capitalized and are being amortized over the term of the arrangement. The remaining generation lease arrangement expires in 2007 and bears interest at LIBOR plus 1.5%

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

to 2.5%, depending on the tranche (2.713% and 2.983% at December 31, 2003 and 2002). We restructured the arrangement relating to our domestic fiber optic network in March 2003 in connection with the restructuring of our revolving credit facilities. Please read Note 11—Refinancing and Restructuring Transactions—Credit Facility Restructuring beginning on page F-39 for further discussion.

Generation Facility Capital Lease. In June 2002, we unilaterally undertook certain actions, the effect of which altered the accounting for one of our existing lease obligations. These actions included the delivery of a guarantee of the lessor debt in the lease of our CoGen Lyondell power generation facility. As a result of these actions, the lease is now accounted for as a capital lease and approximately $165 million of generation assets and the associated debt were consolidated on our balance sheet. We had the option to purchase the related assets at lease maturity in 2005. This obligation bore interest at a rate of LIBOR plus 1.5% to 2.75%, depending on the tranche. As a part of the Refinancing and the follow-on notes offering, we exercised our option to purchase the related assets from the lessors and repaid the balance owed on the capital lease. Please read Note 11—Refinancing and Restructuring Transactions—Refinancing beginning on page F-39 for further discussion.

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

We completed an amendment to this transaction in June 2002 that permanently removed a $270 million obligation that could have been triggered by declines in our credit ratings. As a result of this amendment, $796 million related to Catlin was reclassified from minority interest to debt on our consolidated balance sheets. We repaid the balance owed on the Black Thunder secured financing as part of the Refinancing. Please read Note 11—Refinancing and Restructuring Transactions—Refinancing beginning on page F-40 for further discussion.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Illinois Power Mortgage Bonds. During December 2002, Illinois Power sold $550 million 11½% Mortgage bonds due 2010. Of the $550 million, Illinois Power issued $400 million in December, while the remaining $150 million was issued on a delayed delivery basis subject to ICC approval. In January 2003, Illinois Power received the ICC approval and closed on the remaining $150 million of bonds. We incurred upfront fees of approximately $14 million in connection with this bond sale. The effective interest rate on these bonds is 12%, as they were issued at a $14 million discount. Illinois Power used the December proceeds from the issuance to refinance the maturity of its $95.7 million 6.25% Mortgage bonds and to pay $200 million on its $300 million term loan as discussed below. Because of Illinois Power’s non-investment credit ratings, these bonds were sold pursuant to a supplemental mortgage indenture that includes various triggering events. Illinois Power is generally required to redeem the bonds upon the occurrence of a triggering event. These triggering events include, among other things, Illinois Power’s incurrence of certain additional indebtedness and payment of dividends on its capital stock. Please see Note 23—Subsequent Event beginning on page F-86 for a discussion of our pending sale of the stock of Illinois Power.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The Junior Notes are subject to mandatory prepayment during the first two years and until such time as CUSA elects otherwise with: (i) all net cash proceeds from qualified capital stock issuances in excess of the first $250 million of such issuances; (ii) 50% of net cash proceeds from issuances of subordinated or convertible debt, mandatorily redeemable preferred stock or convertible equity (excluding refinancings thereof); (iii) 25% of net cash proceeds from asset sales (other than sales of Illinois Power assets or equity), not to exceed an aggregate of $200 million in asset sale proceeds; and (iv) 75% of net cash proceeds from the sale of Illinois Power assets or equity, excluding net cash proceeds used for the payment of any debt associated with Illinois Power. Please read Note 23—Subsequent Event beginning on page F-86 for a discussion of our pending sale of Illinois Power to Ameren.

During September 2003, we used proceeds of approximately $2 million from the previously described sales of certain non-strategic generation investments to redeem a portion of the Junior Notes.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

In August 2002, we executed an agreement with ChevronTexaco pursuant to which the parties amended the existing gas purchase agreement, security agreement, netting agreement and certain related agreements. Under this new agreement, we accelerated our payment terms effective upon the closing of the sale of Northern Natural described in Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions —Discontinued Operations—Northern Natural beginning on page F-22 above. The accelerated payment totaled $176 million at December 31, 2002.

Also in August 2002, in partial satisfaction of certain of our obligations to ChevronTexaco under these agreements, we transferred our 39.2% ownership interest in WTLPS, valued at $45 million, to ChevronTexaco, the largest interest owner of WTLPS and operator of the pipeline. This non-cash transaction reduced accounts payable to affiliates and unconsolidated investments by $45 million.

In August 2003, we completed the Series B Exchange. For further discussion, please see Note 15 —Redeemable Preferred Securities—Series B Preferred Stock beginning on page F-54.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Note 14—Income Taxes

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

General. We are subject to U.S. federal, foreign and state income taxes on our operations. Components of income tax expense (benefit) related to income (loss) from continuing operations were:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Current tax expense (benefit):
Domestic	$9	$(3)	$89
Foreign	—	2	11
Deferred tax expense (benefit):
Domestic	(256)	(365)	272
Foreign	1	14	(4)

Income tax expense (benefit)	$(246)	$(352)	$368

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Income (loss) from continuing operations before income taxes:
Domestic	$(920)	$(1,513)	$845
Foreign	(14)	(29)	2

	$(934)	$(1,542)	$847

Significant components of deferred tax liabilities and assets were:

	December 31,
	2003	2002
	(in millions)
Deferred tax assets:
NOL carryforwards	$543	$246
AMT credit carryforwards	218	218
Capital loss carryforward	194	223
Investments	21	103
Other	45	58

Subtotal	1,021	848
Less: valuation allowance	(170)	(203)

Total deferred tax assets	851	645

Deferred tax liabilities:
Depreciation and other property differences	1,291	1,246
Miscellaneous book/tax recognition differences	84	164

Total deferred tax liabilities	1,375	1,410

Net deferred tax liability	$524	$765

Realization of the aggregate deferred tax asset is dependent on, among other things, our ability to generate taxable income of the appropriate character in the future. At December 31, 2003 and 2002, $161 million and $194 million of the valuation allowances, respectively, relate to capital loss carryforwards, and $9 million relates to foreign tax credit carryforwards, which management believes are not likely to be fully realized in the future based on our ability to generate capital gains and foreign income. During 2003, we recognized a benefit of approximately $33 million related to the release of a valuation allowance for our capital loss carryforwards based on capital gains recognized in 2003 or anticipated to be recognized in early 2004 related to various dispositions. The financial statement impact of the valuation allowance recorded in 2002 relating to the capital loss carryforwards was reflected in discontinued operations.

In February 2004, we entered into an agreement to sell Illinois Power and our 20% interest in the Joppa power generation facility to Ameren. Please read Note 23—Subsequent Event beginning on page F-86 for further discussion. As a part of this transaction, we expect to utilize approximately $740 million in net operating loss carryforwards and approximately $100 million in capital loss carryforwards to offset the gain on sale. The transaction is subject to regulatory approval.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Income tax provisions on continuing operations for the years ended December 31, 2003, 2002 and 2001, were equivalent to effective rates of 26%, 23% and 43%, respectively. Differences between taxes computed at the U.S. federal statutory rate and our reported income tax expense (benefit) were:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Expected tax at U.S. statutory rate (35%)	$(327)	$(540)	$296
State taxes	(1)	(58)	20
Foreign taxes	8	9	6
Valuation allowance	(33)	9	—
Goodwill permanent differences and impairments	109	211	23
Basis differentials and other	(2)	17	23

Income tax expense (benefit)	$(246)	$(352)	$368

At December 31, 2003, we had approximately $1,363 million of regular federal tax net operating loss carryforwards after considering the effect of carryback to prior years, $218 million of AMT credit carryforwards and $2,102 million of AMT net operating loss carryforwards. The federal net operating loss carryforwards expire from 2009 through 2023. The AMT credit carryforwards do not expire. Certain provisions of the Internal Revenue Code place an annual limitation on our ability to utilize tax carryforwards existing as of the date of a 1995 and a 2000 business acquisition. These limitations are not expected to have a material impact on our overall ability to utilize such tax carryforwards. There was no valuation allowance established at December 31, 2003 for a net operating loss carryforward, as management believes the net operating loss carryforward is more likely than not to be fully realized in the future based, among other things, on management’s estimates of future taxable net income and future reversals of existing taxable temporary differences. It is anticipated that approximately 36% of the net operating loss carryforwards at December 31, 2003 available will be realized with the recognition of gain on the sale of Illinois Power.

State net operating loss carryforwards total $939 million. In states where we file unitary state income tax returns, our net operating loss carryforwards are $30 million in New Mexico, $35 million in California and $387 million in Illinois. These state net operating loss carryforwards will begin to expire in 2007, 2012 and 2015, respectively. State net operating loss carryforwards (in states where we file separate returns) are $8 million in Virginia, $23 million in Texas, $36 million in Michigan, $40 million in North Carolina, $30 million in Pennsylvania, $53 million in Georgia, $74 million in Louisiana, $86 million in New York, $108 million in Kentucky and a total of $29 million in various other states. These state net operating loss carryforwards will begin to expire in Texas in 2007, Michigan and Pennsylvania in 2011, North Carolina in 2015 and in 2022 for the remaining separately listed states. We believe such carryforwards will be fully realized prior to expiration.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Series B Preferred Stock. On November 13, 2001, ChevronTexaco purchased 150,000 shares of our Series B Preferred Stock for $1.5 billion. The proceeds from this issuance were used to finance our investment in Northern Natural, which is discussed in detail in Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Discontinued Operations—Northern Natural beginning on page F-22. Each share of our Series B Preferred Stock was convertible, at the option of ChevronTexaco, for a period of two years into shares of our Class B common stock at the conversion price of $31.64. The $660 million intrinsic value of this beneficial conversion option was calculated using a commitment date of November 13, 2001, the date ChevronTexaco funded its preferred stock purchase and the preferred securities were issued. We accreted an implied preferred stock dividend over the redemption period the Series B Preferred Stock was outstanding as required by GAAP. The shares of Series B Preferred Stock provided for a mandatory redemption on November 13, 2003.

In August 2003, we consummated a restructuring of the Series B Preferred Stock. Please read Note 11—Refinancing and Restructuring Transactions—Series B Exchange beginning on page F-40 for further discussion. The following table summarizes the impact of this transaction on our consolidated balance sheets and consolidated statements of operations (in millions):

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Serial Preferred Securities of a Subsidiary. Serial preferred securities of a subsidiary of approximately $11 million at December 31, 2003 and 2002 consists of six series of preferred stock issued by Illinois Power, with interest rates ranging from 4.08% to 7.75%. Certain series are redeemable at the option of Illinois Power, in whole or in part. In March 2002, Illinois Power completed a solicitation of consents from its preferred stockholders which amended its Restated Articles of Incorporation to eliminate a provision restricting its ability to incur unsecured debt. Concurrently, Illinova completed a tender offer pursuant to which it paid approximately $35 million to acquire 662,924 shares, or approximately 73%, of Illinois Power’s preferred stock. As a result, the NYSE has delisted each of the series of preferred stock that was subject to the tender offer and previously listed thereon. As of December 31, 2003 and 2002, the redemption amount associated with these remaining securities totaled $11 million. As part of our pending sale of the stock of Illinois Power to Ameren, Ameren will acquire the preferred securities owned by Illinova. For further discussion of the pending sale, please see Note 23—Subsequent Event beginning on page F-86.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 16—Earnings (Loss) Per Share

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

The reconciliation of basic earnings (loss) per share from continuing operations to diluted earnings (loss) per share from continuing operations is shown in the following table:

	Year Ended December 31,
	2003	2002	2001
	(in millions, except per share amounts)
Income (loss) from continuing operations	$(688)	$(1,190)	$479
Convertible preferred stock (dividends) gain	1,013	(330)	(42)

Income (loss) from continuing operations for basic earnings per share	325	(1,520)	437
Effect of dilutive securities:
Interest on convertible subordinated debentures	3	—	—
Dividends on Series C convertible preferred stock	8	—	—
Dividends on Series B Preferred Stock	—	—	—

Income (loss) from continuing operations for diluted earnings per share	$336	$(1,520)	$437

Basic weighted-average shares	374	366	326
Effect of dilutive securities:
Stock options	2	4	10
Convertible subordinated debentures	20	—	4
Series C convertible preferred stock	27	—	—

Diluted weighted-average shares (1)	423	370	340

Earnings (loss) per share from continuing operations
Basic	$0.87	$(4.16)	$1.35

Diluted (2)	$0.79	$(4.16)	$1.29

(1)	The diluted shares do not include the effect of the preferential conversion to Class B common stock of the Series B Preferred Stock previously held by a ChevronTexaco subsidiary, as such inclusion would be anti-dilutive.
(2)	When an entity has a net loss from continuing operations, SFAS No. 128, “Earnings per Share,” prohibits the inclusion of potential common shares in the computation of diluted per-share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the year ended December 31, 2002.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable under SFAS No. 5, “Accounting for Contingencies.” For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please see Note 2—Accounting Policies beginning on page F-11 for further discussion. Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves will cover any cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

In August 2003, two significant decisions were handed down in other cases that are part of the Utility Enforcement Initiative. In United States v. Ohio Edison, the Court found the defendant liable for violations of the Clean Air Act and applied the EPA’s narrow interpretation of the “routine maintenance, repair and replacement” exclusion, which defines it with respect to what is routine for the specific unit where the projects occurred. In United States v. Duke Energy Company, however, the Court rejected the EPA’s narrow interpretation, holding

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

that the exclusion should be defined relative to what is routine for the particular industry, not what is routine for the particular unit at issue. The Duke case also held that the government bears the burden of proof on the issue of whether a particular project is routine.

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

(RESTATED)

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

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Severance Arbitrations. Our former CEO, Chuck Watson, former President, Steve Bergstrom, and former CFO, Rob Doty, have each filed for arbitration pursuant to the terms of their employment/severance agreements. In each case, the parties disagree as to the amounts that may be owed pursuant to their respective agreements. These former officers have made arbitration claims that seek payments of up to approximately $28.7 million, $10.4 million and $3.4 million, respectively. Their agreements are subject to interpretation and we believe that

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

the amounts owed are substantially lower than the amounts sought. In particular, the severance agreement with Mr. Bergstrom provides that the amounts identified in the agreement are not due him if material financial restatements have occurred or allegations of wrongdoing are made against him by a state or federal law enforcement agency. We have recorded reserves in amounts we consider reasonable and appropriate in the event these arbitrations are decided adversely to Dynegy. These arbitrations are currently scheduled to commence in March 2004 (Bergstrom) and June 2004 (Doty and Watson).

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

In another case, Sierra Pacific Resources and Nevada Power Company filed suit against various sellers of natural gas, including some of our subsidiaries, in federal district court. Plaintiffs claim that they purchased natural gas from us to produce electricity for their customers at artificially high prices based on published index prices at the California-Arizona border market. Plaintiffs claim that we were part of a conspiracy to restrict natural gas transmission capacity on the El Paso pipeline system, which in turn raised the California border price. Plaintiffs also claim that we withheld capacity from the market in concert with El Paso and that there was an “illicit” agreement between the other defendants, El Paso and us to restrict output and raise prices in violation of the Nevada Unfair Trade Practices Act. Plaintiffs further allege that we conspired with El Paso, in violation of Nevada’s Racketeering Influenced Corrupt Organizations Act, to intentionally misrepresent natural gas prices and volumes to trade publications that compile and report index prices in an effort to fraudulently induce plaintiffs to enter into natural gas purchase contracts and associated hedging transactions at artificially high prices. Plaintiffs sought an award of unspecified treble damages with respect to these claims based on the alleged excess natural gas costs they incurred. In response to our September 2003 motion to dismiss, the court dismissed the Plaintiffs’ claims in their entirety in January 2004.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Nicor Energy Investigations. We own a 50% interest in Nicor Energy, a joint venture with Nicor Inc. that marketed retail gas and electricity in the Midwest. During the first quarter 2003, substantially all of the operations of Nicor Energy were sold, and are in the process of completing the liquidation of the company. We historically provided gas and electricity to Nicor Energy for resale to its retail customers; however, we ceased providing gas to Nicor Energy in March 2003 in connection with our exit from third-party marketing and trading and ceased providing electricity to Nicor Energy in the second quarter 2003 in connection with its assignment of our wholesale electricity contracts to the purchasers of its retail electricity business.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

We have $53 million of unconditional purchase obligations related to the purchase of power and gas. Additionally, pursuant to our prior capital asset expansion program we entered into purchase orders to acquire at least 14 gas-fired turbines, representing a capital commitment of approximately $479 million. Commitments under these purchase orders are generally payable consistent with the delivery schedule. Approximately 95% are scheduled to be delivered by the end of 2006. The purchase orders include milestone requirements by the manufacturer and provide us with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. At December 31, 2003, we could have paid approximately $48 million to cancel all 14 purchase orders. In February 2004, we terminated our conditional purchase obligation related to these gas fired turbines as part of a comprehensive settlement agreement with the manufacturer. No cash, other than $11 million previously paid to the manufacturer as a deposit, is expected to be provided as consideration for the termination.

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

Other Minimum Commitments. We have a commitment to pay decommissioning costs of approximately $5 million in 2004 related to the sale of the Clinton nuclear facility in 1999. This sale occurred prior to our acquisition of Illinova in 2000; thus we were not involved with the sale. However, we assumed this decommissioning obligation in connection with our acquisition of Illinova. See Note 2—Accounting Policies—Asset Retirement Obligations beginning on page F-13 for further discussion of our accounting policies surrounding asset retirement obligations and Note 23—Subsequent Event beginning on page F-86 for a discussion of our pending sale of the stock of Illinois Power to Ameren.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Minimum commitments in connection with office space, equipment, plant sites and other leased assets, including the DNE sale-leaseback transaction discussed in Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Acquisitions—DNE beginning on page F-25, at December 31, 2003, were as follows: 2004-$81 million; 2005-$81 million; 2006-$81 million; 2007-$127 million; 2008-$147 million; and beyond-$1.1 billion.

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

Guarantees. As discussed in Note 2—Accounting Policies—Accounting Principles Adopted—FIN No. 45, beginning on page F-20, FIN No. 45 requires disclosure of information relating to guarantees issued. These guarantees include letters of credit, indemnities and other forms of guarantees provided by us to third parties.

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

(RESTATED)

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

Please read Note 15—Redeemable Preferred Securities beginning on page F-53 for a discussion of the Series B Preferred Stock we issued to ChevronTexaco in November 2001, which was exchanged in August 2003, and the Series C convertible preferred stock we issued to CUSA in connection with such exchange.

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

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Stock Options. As further discussed in Note 2—Accounting Policies—Employee Stock Options beginning on page F-18, we have nine stock option plans, all of which contain authorized shares of our Class A common stock. Each option granted is valued at an option price, which ranges from $0.88 per share to $57.95 per share at date of grant. A brief description of each plan is provided below:

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Compensation expense related to options granted totaled $4 million, $11 million and $13 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of the total compensation expense recognized for the years ended December 31, 2002 and 2001, $2 million and $1 million, respectively, related to the extension of the exercise period and acceleration of vesting for various stock options associated with divestitures of certain operations and provisions of certain executive employment agreements. No accelerated compensation expense recognition occurred during the year ended December 31, 2003. Total options outstanding and exercisable for 2003, 2002 and 2001 were as follows:

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Curtailment losses of $2 million during 2002 relate to the 2002 severance plans. Please see Note 4—Restructuring and Impairment Changes beginning on page F-26 for further discussion.

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

Note 21—Segment Information

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

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

Prior to January 1, 2003, the GEN and CRM segments were operated together as an asset-based third-party marketing, trading and risk-management business, then referred to as the WEN segment. Most, but not all, of the WEN third-party purchase and sale contracts were held by a subsidiary which is currently included within the CRM segment. Under this previous business model, the net fair value of most of GEN’s generation capacity, forward sales and related trading positions were sold to the CRM segment monthly at an internally determined transfer price. The internal transfer price was primarily comprised of the option value of generation capacity and

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

executed forward sales contracts based on then-current forward prices of power and fuel. GEN intersegment revenues for the years ended December 31, 2002 and 2001 reflect this internal transfer price and do not represent amounts actually received for power sold to third parties. As such, the GEN intersegment revenues for the years ended December 31, 2002 and 2001 do not include the effect of intra-month market price volatility. The CRM segment recorded net unaffiliated revenue from these third-party contracts, together with all of its other third-party marketing and trading positions unrelated to the GEN segment.

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

(RESTATED)

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

Dynegy’s Segment Data for the Year Ended December 31, 2003

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$354	$2,999	$1,542	$937	$—	$5,832
Other	1	3	—	(49)	—	(45)

	355	3,002	1,542	888	—	5,787
Intersegment revenues	1,255	250	28	(1,015)	(518)	—

Total revenues	$1,610	$3,252	$1,570	$(127)	$(518)	$5,787

Depreciation and amortization	$(188)	$(81)	$(121)	$—	$(64)	$(454)
Goodwill impairment	—	—	(311)	—	—	(311)
Impairment and other charges	(13)	—	(193)	(1)	7	(200)
Operating income (loss)	$194	$170	$(302)	$(385)	$(246)	$(569)
Earnings (losses) from unconsolidated investments	128	(2)	—	(2)	—	124
Other items, net	4	(17)	—	31	2	20
Interest expense						(509)

Loss from continuing operations before taxes						(934)
Income tax benefit						246

Loss from continuing operations						(688)
Loss on discontinued operations, net of taxes						(19)
Cumulative effect of change in accounting principles, net of taxes						40

Net loss						$(667)

Identifiable assets:
Domestic	$6,298	$1,770	$4,925	$2,264	$(2,622)	$12,635
Other	49	1	—	246	30	326

Total	$6,347	$1,771	$4,925	$2,510	$(2,592)	$12,961

Unconsolidated investments	$530	$82	$—	$—	$—	$612
Capital expenditures and investments in unconsolidated affiliates	$(154)	$(51)	$(126)	$(2)	$(5)	$(338)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Dynegy’s Segment Data for the Year Ended December 31, 2002

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$452	$2,530	$1,488	$308	$—	$4,778
Other	6	723	—	(181)	—	548

	458	3,253	1,488	127	—	5,326
Intersegment revenues	920	165	33	(258)	(860)	—

Total revenues	$1,378	$3,418	$1,521	$(131)	$(860)	$5,326

Depreciation and amortization	$(175)	$(88)	$(175)	$(28)	$—	$(466)
Goodwill impairment	(489)	—	—	(325)	—	(814)
Impairment and other charges	(58)	(18)	(19)	(95)	—	(190)

Operating income (loss)	$(341)	$77	$157	$(951)	$—	$(1,058)
Earnings (losses) from unconsolidated investments	(71)	14	(2)	(21)	—	(80)
Other items, net	(20)	(34)	(4)	(49)	—	(107)
Interest expense						(297)

Loss from continuing operations before taxes						(1,542)
Income tax benefit						352

Loss from continuing operations						(1,190)
Loss on discontinued operations, net of taxes						(1,154)
Cumulative effect of change in accounting principles, net of taxes						(234)

Net loss						$(2,578)

Identifiable assets:
Domestic	$5,440	$2,088	$3,808	$6,309	$69	$17,714
Other	281	5	—	2,012	17	2,315

Total	$5,721	$2,093	$3,808	$8,321	$86	$20,029

Unconsolidated investments	$564	$102	$—	$3	$(1)	$668

Capital expenditures and investments in unconsolidated affiliates	$(589)	$(105)	$(170)	$(14)	$(83)	$(961)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Dynegy’s Segment Data for the Year Ended December 31, 2001

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$491	$3,910	$1,593	$2,072	$—	$8,066
Other	—	1,463	—	(405)	—	1,058

	491	5,373	1,593	1,667	—	9,124
Intersegment revenues	1,251	264	25	(842)	(698)	—

Total revenues	$1,742	$5,637	$1,618	$825	$(698)	$9,124

Depreciation and amortization	$(163)	$(84)	$(171)	$(34)	$—	$(452)
Operating income	$391	$133	$182	$265	$—	$971
Earnings (losses) from unconsolidated investments	202	13	—	(24)	—	191
Other items, net	(5)	(3)	2	(54)	—	(60)
Interest expense						(255)

Income from continuing operations before taxes						847
Income tax expense						(368)

Income from continuing operations						479
Loss on discontinued operations, net of taxes						(82)
Cumulative effect of change in accounting principles, net of taxes						2

Net income						$399

Identifiable assets:
Domestic	$7,227	$2,308	$4,498	$6,887	$816	$21,736
Other	224	130	—	2,745	248	3,347

Total	$7,451	$2,438	$4,498	$9,632	$1,064	$25,083

Unconsolidated investments	$1,301	$422	$568	$47	$107	$2,445
Capital expenditures and investments in unconsolidated affiliates	$(2,191)	$(391)	$(701)	$(305)	$(496)	$(4,084)

Note 22—Quarterly Financial Information (Unaudited)

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	Quarter Ended
	March 2003	June 2003	September 2003	December 2003
	(in millions, except per share data)
Revenues	$1,879	$1,067	$1,385	$1,456
Operating income (loss)	187	(374)	101	(483)
Net income (loss) before cumulative effect of change in accounting principles	92	(290)	5	(514)
Net income (loss)	147	(290)	5	(529)
Net income (loss) per share before cumulative effect of change in accounting principles	0.02	(1.00)	3.17	(1.38)
Net income (loss) per share	$0.17	$(1.00)	$3.17	$(1.42)

	Quarter Ended
	March 2002	June 2002	September 2002	December 2002
	(in millions, except per share data)
Revenues	$1,464	$1,304	$1,298	$1,260
Operating income (loss)	85	(143)	(799)	(201)
Net loss before cumulative effect of change in accounting principles	(14)	(561)	(1,481)	(288)
Net loss	(248)	(561)	(1,481)	(288)
Net loss per share before cumulative effect of change in accounting principles	(0.27)	(1.76)	(4.25)	(1.00)
Net loss per share	$(0.91)	$(1.76)	$(4.25)	$(1.00)

A synopsis of the aggregate financial impact of these restatements on the amounts reported in the Original Filing is as follows:

RESTATED RESULTS OF OPERATIONS BY QUARTER

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2003
Results of Operations
Operating income (loss):
As previously reported	$187	$(374)	$101	$(221)
Restatement effect	—	—	—	(262)

As restated	$187	$(374)	$101	$(483)

Net income (loss) before cumulative effect of accounting change:
As previously reported	$92	$(290)	$5	$(300)
Restatement effect	—	—	—	(214)

As restated	$92	$(290)	$5	$(514)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
Net income (loss):
As previously reported	$147	$(290)	$5	$(315)
Restatement effect	—	—	—	(214)

As restated	$147	$(290)	$5	$(529)

Net income (loss) per share before cumulative effect of accounting change:
As previously reported	$0.02	$(1.00)	$3.17	$(0.81)
Restatement effect	—	—	—	(0.57)

As restated	$0.02	$(1.00)	$3.17	$(1.38)

Net income (loss) per share:
As previously reported	$0.17	$(1.00)	$3.17	$(0.85)
Restatement effect	—	—	—	(0.57)

As restated	$0.17	$(1.00)	$3.17	$(1.42)

2002
Results of Operations
Operating income (loss):
As previously reported	$85	$(143)	$(882)	$(201)
Restatement effect	—	—	83	—

As restated	$85	$(143)	$(799)	$(201)

Net income (loss) before cumulative effect of accounting change:
As previously reported	$(13)	$(561)	$(1,651)	$(278)
Restatement effect	(1)	—	170	(10)

As restated	$(14)	$(561)	$(1,481)	$(288)

Net income (loss):
As previously reported	$(247)	$(561)	$(1,651)	$(278)
Restatement effect	(1)	—	170	(10)

As restated	$(248)	$(561)	$(1,481)	$(288)

Net income (loss) per share before cumulative effect of accounting change:
As previously reported	$(0.27)	$(1.76)	$(4.71)	$(0.98)
Restatement effect	—	—	0.46	(0.02)

As restated	$(0.27)	$(1.76)	$(4.25)	$(1.00)

Net income (loss) per share:
As previously reported	$(0.91)	$(1.76)	$(4.71)	$(0.98)
Restatement effect	—	—	0.46	(0.02)

As restated	$(0.91)	$(1.76)	$(4.25)	$(1.00)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

RESTATED SELECTED BALANCE SHEET DATA BY QUARTER

	March 31	June 30	September 30	December 31
	(in millions)
2003
Total Assets:
As previously reported	$17,366	$15,255	$13,841	$13,293
Restatement effect	(70)	(70)	(70)	(332)

As restated	$17,296	$15,185	$13,771	$12,961

Total Liabilities:
As previously reported	$13,557	$11,700	$10,947	$10,716
Restatement effect	(186)	(186)	(186)	(234)

As restated	$13,371	$11,514	$10,761	$10,482

Stockholders’ Equity:
As previously reported	$2,174	$1,839	$2,359	$2,045
Restatement effect	116	116	116	(98)

As restated	$2,290	$1,955	$2,475	$1,947

2002
Total Assets:
As previously reported	$28,246	$27,946	$23,720	$20,099
Restatement effect	(153)	(153)	(70)	(70)

As restated	$28,093	$27,793	$23,650	$20,029

Total Liabilities:
As previously reported	$21,173	$22,279	$19,691	$16,443
Restatement effect	(109)	(109)	(196)	(186)

As restated	$21,064	$22,170	$19,495	$16,257

Stockholders’ Equity:
As previously reported	$4,839	$4,217	$2,503	$2,087
Restatement effect	(44)	(44)	126	116

As restated	$4,795	$4,173	$2,629	$2,203

Note 23—Subsequent Event

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The execution of this agreement constituted a subsequent event of the type that, under GAAP, required us to consider the fair value indicated by the Ameren agreement in the assessment of our 2003 goodwill impairment charge. We originally reported in our 2003 year-end earnings release, based on the fair value indicated by the terminated Exelon transaction, a goodwill impairment charge of $153 million. After considering the fair value indicated by the Ameren agreement, which we entered into after the date of the earnings release, we increased the amount of our 2003 goodwill impairment charge to $242 million. Subsequently, as further discussed in the Explanatory Note beginning on page F-8, we have further revised this amount. In addition, in accordance with FAS 144, we will record a $15 million after-tax charge in the first quarter 2004 for the anticipated costs, including taxes associated with this transaction. Finally, an after-tax gain of approximately $80 million relating to our interest in Joppa is anticipated upon closing of the transaction.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

DEFINITIONS

As used in this Amendment No. 2 to our Form 10-K, the abbreviations listed below have the following meanings:

2002 Form 10-K/A	Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on July 25, 2003.
AMP	Automated mitigation procedure.
Amendment No. 2	This amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2003.
ARO	Asset retirement obligation.
Bcf/d	Billion cubic feet per day.
BGSL	BG Storage Limited.
Cal ISO	The California Independent System Operator.
Cal PX	The California Power Exchange.
CDWR	California Department of Water Resources.
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.
CFTC	Commodity Futures Trading Commission.
CRM	Our customer risk management business segment.
CUSA	Chevron U.S.A. Inc., a wholly-owned subsidiary of ChevronTexaco.
DGC	Dynegy Global Communications.
DGC-Asia	Dynegy Global Communications-Asia, our former Asian communications business.
DHI	Dynegy Holdings Inc., our primary financing subsidiary.
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services.
DMT	Dynegy Marketing and Trade.
DNE	Dynegy Northeast Generation.
DPM	Dynegy Power Marketing Inc.
EBIT	A non-GAAP measure of Earnings Before Interest and Taxes. As an indicator of our segment operating performance, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP.
EIOL	Energy Infrastructure Overseas Limited.
EITF	Emerging Issues Task Force.
EPA	Environmental Protection Agency.
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended.
EWG	Exempt Wholesale Generators.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
FIN	FASB Interpretation.
FPA	Federal Power Act of 1935, as amended.
FTC	U.S. Federal Trade Commission.
FUCOs	Foreign Utility Companies.
GAAP	Generally Accepted Accounting Principles of the United States of America.
GEN	Our power generation business segment.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

GCF	Gulf Coast Fractionators.
HLPSA	Hazardous Liquid Pipeline Safety Act of 1979, as amended.
ICC	Illinois Commerce Commission.
ISO	Independent System Operator.
KWH	Kilowatt hour.
LNG	Liquefied natural gas.
LPG	Liquefied petroleum gas.
MBbls/d	Thousands of barrels per day.
Mcf	Thousand cubic feet.
MMBtu	Millions of British thermal units.
MMCFD	Million cubic feet per day.
MW	Megawatts.
MWh	Megawatt hour.
NERC	North American Electric Reliability Council.
NGA	Natural Gas Act of 1938, as amended.
NGL	Our natural gas liquids business segment.
NGPA	Natural Gas Policy Act of 1978, as amended.
NGPSA	Natural Gas Pipeline Safety Act of 1968, as amended.
NOV	Notice of Violation issued by the EPA.
NYDEC	New York Department of Environmental Conservation.
Original Filing	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004 as amended by Amendment No. 1 on Form 10-K/A filed on July 20, 2004.
PUCT	Public Utility Commission of Texas.
PUHCA	The Public Utility Holding Company Act of 1935, as amended.
QFs	Qualifying Facilities.
RCRA	The Resource Conservation and Recovery Act of 1976, as amended.
REG	Our regulated energy delivery business segment.
RTO	Regional Transmission Organization.
SEC	U.S. Securities and Exchange Commission.
SFAS	Statement of Financial Accounting Standards.
T&D	Our former transmission and distribution energy delivery business segment.
VaR	Value at Risk.
VLGC	Very large gas carrier.
WECC	Western Electricity Coordinating Council.
WEN	Our former wholesale energy network business segment.
WTLPS	West Texas LPG Pipeline Limited Partnership, the owner of West Texas LPG Pipeline.

Schedule I

DYNEGY INC.

CONDENSED BALANCE SHEETS OF THE REGISTRANT

(RESTATED)

See Explanatory Note

(in millions)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$124	$—
Accounts receivable	—	98
Intercompany accounts receivable	1,923	2,488
Prepayments and other current assets	1	4

Total Current Assets	2,048	2,590
Other Assets
Investments in affiliates	3,682	3,572
Other long-term assets	10	1

Total Assets	$5,740	$6,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8	$—
Accrued liabilities and other current liabilities	2	—

Total Current Liabilities	10	—

Long-Term Debt	448	—
Intercompany long-term debt	2,243	2,244
Other liabilities	692	504

Total Liabilities	3,393	2,748

Commitments and Contingencies
Redeemable Preferred Securities, redemption value of $400 and $1,500 at December 31, 2003 and December 31, 2002, respectively	400	1,212
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at December 31, 2003 and December 31, 2002; 280,350,169 and 274,850,589 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	2,848	2,825
Class B Common Stock, no par value, 360,000,000 shares authorized at December 31, 2003 and December 31, 2002; 96,891,014 shares issued and outstanding at December 31, 2003 and December 31, 2002	1,006	1,006
Additional paid-in capital	41	705
Subscriptions receivable	(8)	(12)
Accumulated other comprehensive loss, net of tax	(20)	(55)
Accumulated deficit	(1,852)	(2,198)
Treasury stock, at cost, 1,679,183 shares at December 31, 2003 and December 31, 2002	(68)	(68)

Total Stockholders’ Equity	1,947	2,203

Total Liabilities and Stockholders’ Equity	$5,740	$6,163

See Notes to Registrant’s Financial Statements and Dynegy Inc.’s Consolidated Financial Statements

Schedule I

DYNEGY INC.

CONDENSED STATEMENTS OF OPERATIONS OF THE REGISTRANT

(RESTATED)

See Explanatory Note

(in millions)

	Year Ended December 31,
	2003	2002	2001
Operating income (loss)	$(2)	$3	$(8)
Equity in earnings (losses) of affiliates	(847)	(2,711)	738
Interest expense	(16)	(1)	—
Other expense, net	(24)	(56)	(7)

Income (loss) from continuing operations before income taxes	(889)	(2,765)	723
Income tax benefit (expense)	222	703	(324)

Income (loss) from continuing operations	(667)	(2,062)	399
Loss on discontinued operations, net of taxes	—	(516)	—

Net income (loss)	(667)	(2,578)	399
Less: preferred stock dividends (gain)	(1,013)	330	42

Net income (loss) applicable to common stockholders	$346	$(2,908)	$357

See Notes to Registrant’s Financial Statements and Dynegy Inc.’s Consolidated Financial Statements

Schedule I

DYNEGY INC.

CONDENSED STATEMENTS OF CASH FLOWS OF THE REGISTRANT

(RESTATED)

See Explanatory Note

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

See Notes to Registrant’s Financial Statements and Dynegy Inc.’s Consolidated Financial Statements

Schedule I

DYNEGY INC.

NOTES TO REGISTRANT’S FINANCIAL STATEMENTS

(RESTATED)

EXPLANATORY NOTE

These condensed parent company financial statements include restatements for each of the three years in the period ended December 31, 2003. Please see the Explanatory Note beginning on page F-8 of our consolidated financial statements for further information.

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

Note 2—Debt

For a discussion of our debt facilities, see Note 12—Debt beginning on page F-41 of our consolidated financial statements. All of our debt obligations outstanding are due subsequent to 2008.

Note 3—Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 17—Commitments and Contingencies beginning on page F-56 of our consolidated financial statements.

For a discussion of our guarantees, see Note 12—Debt beginning on page F-41 of our consolidated financial statements and Note 17—Commitments and Contingencies—Other Commitments and Contingencies—Guarantees beginning on page F-69 of our consolidated financial statements.

We have entered into various long-term non-cancelable operating leases, such as rental agreements for office space and equipment. Minimum commitments under these leases at December 31, 2003, were as follows: 2004-$98,000; 2005-$29,000; 2006-$29,000; 2007-$29,000; and 2008-$29,000.

Schedule II

DYNEGY INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

(RESTATED)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
2003
Allowance for doubtful accounts	$151	$25	$31	$(23)	$184
Allowance for risk management assets (1) (2)	244	—	—	(233)	11
Deferred tax asset valuation allowance (3)	203	—	—	(33)	170

2002
Allowance for doubtful accounts	113	47	—	(9)	151
Allowance for risk management assets (1)	248	(4)	—	—	244
Deferred tax asset valuation allowance	—	203	—	—	203

2001
Allowance for doubtful accounts	69	92	(2)	(46)	113
Allowance for risk management assets (1)	146	102	—	—	248

(1)	Changes in price and credit reserves related to risk management assets are offset in the net mark-to-market income accounts reported in revenues.
(2)	Deduction of $233 million primarily relates to the rescission of EITF Issue 98-10, which resulted in changing the accounting for certain tolling arrangements from the mark-to-market method to the accrual method. As such, the related reserves associated with the mark-to-market value were removed from the allowance for risk management assets.
(3)	Decrease in our deferred tax asset valuation relates to our release of a deferred tax capital gains valuation allowance.