Form 10-Q/A
period 2004-03-31
DYNEGY INC /IL/
filed 2005-01-19
CIK 879215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

DYNEGY INC.

DYNEGY INC. FORM 10-Q/A

INTRODUCTORY NOTE

Dynegy Inc. is filing this Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) to reflect the effect of the following items on our historical unaudited condensed consolidated financial statements and related information, as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2004, which was originally filed on May 7, 2004 (the “Original Filing”):

•	An increase of $139 million to the $242 million goodwill impairment charge originally recorded in the fourth quarter 2003, and a previously unrecorded after-tax asset impairment charge of $120 million in the fourth quarter 2003, each associated with the sale of Illinois Power, as well as a $4 million after-tax increase to the $15 million loss on the sale of Illinois Power recorded in the first quarter 2004 and

•	A $154 million decrease to our deferred income tax liability at December 31, 2003 resulting from our tax basis balance sheet review.

The aforementioned items are discussed in more detail in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements beginning on page 9. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, which was most recently amended by Amendment No. 2 thereto filed with the SEC on January 18, 2005 (the “Form 10-K/A”). The restated financial and other information included in this Amendment No. 2 should be read together with the Form 10-K/A. The following Items of the Original Filing are amended by this Amendment No. 2:

Item 1.	Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Item 6.	Exhibits and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 2.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 7, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DEFINITIONS

As used in this Form 10-Q/A, the abbreviations listed below have the following meanings:

ARO	Asset retirement obligation.
Bbtu/d	Billions of British thermal units per day.
Cal ISO	The California Independent System Operator.
Cal PX	The California Power Exchange.
CDWR	California Department of Water Resources.
CFTC	Commodity Futures Trading Commission.
CPUC	California Public Utilities Commission.
CRM	Our customer risk management business segment.
CUSA	Chevron U.S.A. Inc., a wholly owned subsidiary of ChevronTexaco.
$/Bbl	Dollars per barrel.
$/Gal	Dollars per gallon.
DGC	Dynegy Global Communications.
DHI	Dynegy Holdings Inc., our primary financing subsidiary.
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services.
DMT	Dynegy Marketing and Trade.
DPM	Dynegy Power Marketing Inc.
EITF	Emerging Issues Task Force.
EPA	Environmental Protection Agency.
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
FIN	FASB Interpretation.
Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004, as amended by Amendment No. 1 on Form 10-K/A filed on July 20, 2004.
Form 10-K/A	Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on January 18, 2005.
Form 10-Q/A	Amendment No. 2 to our Form 10-Q for the quarter ended March 31, 2004.
FPA	Federal Power Act of 1935, as amended.
GAAP	Accounting principles generally accepted in the United States of America.
GEN	Our power generation business segment.
ICC	Illinois Commerce Commission.
KWH	Kilowatt hours.
LNG	Liquefied natural gas.
MBbls/d	Thousands of barrels per day.
MMBtu	Millions of British thermal units.
MMCFD	Million cubic feet per day.
MW	Megawatt.
MWh	Megawatt hour.
NGL	Our natural gas liquids business segment.
NOV	Notice of Violation.
Original Filing	Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004, as amended by Amendment No. 1 or Form 10-Q/A filed on July 20, 2004.
PPO	Power Purchase Option.
PUCT	Public Utility Commission of Texas.
REG	Our regulated energy delivery business segment.
SEC	U.S. Securities and Exchange Commission.
SFAS	Statement of Financial Accounting Standards.
SPE	Special Purpose Entity.
VaR	Value at Risk.
VIE	Variable Interest Entity.

DYNEGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except share data)

See Explanatory Note

	March 31, 2004	December 31, 2003
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$367	$477
Restricted cash	—	19
Accounts receivable, net of allowance for doubtful accounts of $175 and $184, respectively	721	1,010
Accounts receivable, affiliates	10	25
Inventory	164	279
Assets from risk-management activities	942	818
Prepayments and other current assets	364	402
Assets held for sale (Note 2)	378	—

Total Current Assets	2,946	3,030

Property, Plant and Equipment	7,729	9,867
Accumulated depreciation	(1,477)	(1,664)

Property, Plant and Equipment, Net	6,252	8,203
Other Assets
Unconsolidated investments	611	612
Assets from risk-management activities	680	629
Goodwill	15	15
Other long-term assets	190	472
Assets held for sale (Note 2)	2,199	—

Total Assets	$12,893	$12,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$547	$665
Accounts payable, affiliates	83	74
Accrued liabilities and other current liabilities	454	668
Liabilities from risk-management activities	1,017	838
Notes payable and current portion of long-term debt	80	245
Current portion of long-term debt to affiliates	—	86
Liabilities held for sale (Note 2)	421	—

Total Current Liabilities	2,602	2,576

Long-term debt	3,666	5,124
Long-term debt to affiliates	422	769

Long-Term Debt	4,088	5,893
Other Liabilities
Liabilities from risk-management activities	792	746
Deferred income taxes	478	524
Other long-term liabilities	547	743
Liabilities held for sale (Note 2)	1,894	—

Total Liabilities	10,401	10,482

Minority Interest	121	121
Commitments and Contingencies (Note 9)
Redeemable Preferred Securities, redemption value of $411 at March 31, 2004 and December 31, 2003, respectively	411	411
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at March 31, 2004 and December 31, 2003; 283,362,441 and 280,350,169 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	2,853	2,848
Class B Common Stock, no par value, 360,000,000 shares authorized at March 31, 2004 and December 31, 2003; 96,891,014 shares issued and outstanding at March 31, 2004 and December 31, 2003	1,006	1,006
Additional paid-in capital	44	41
Subscriptions receivable	(8)	(8)
Accumulated other comprehensive loss, net of tax	(80)	(20)
Accumulated deficit	(1,787)	(1,852)
Treasury stock, at cost, 1,679,183 shares at March 31, 2004 and December 31, 2003	(68)	(68)

Total Stockholders’ Equity	1,960	1,947

Total Liabilities and Stockholders’ Equity	$12,893	$12,961

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

See Explanatory Note

	Three Months Ended March 31,
	2004	2003
	(Restated)
Revenues	$1,657	$1,879
Cost of sales, exclusive of depreciation shown separately below	(1,378)	(1,512)
Depreciation and amortization expense	(88)	(115)
Impairment and other charges	(16)	7
Gain on sale of assets, net	2	1
General and administrative expenses	(69)	(73)

Operating income	108	187
Earnings from unconsolidated investments	40	53
Interest expense	(132)	(110)
Other income and expense, net	13	8
Minority interest income (expense)	(2)	17
Accumulated distributions associated with trust preferred securities	—	(4)

Income from continuing operations before income taxes	27	151
Income tax benefit (expense)	29	(56)

Income from continuing operations	56	95
Income (loss) on discontinued operations, net of taxes (Note 2)	14	(3)

Income before cumulative effect of change in accounting principles	70	92
Cumulative effect of change in accounting principles, net of taxes (Note 1)	—	55

Net income	70	147
Less: preferred stock dividends	5	83

Net income applicable to common stockholders	$65	$64

Earnings Per Share (Note 8):
Basic earnings per share:
Earnings from continuing operations	$0.14	$0.03
Earnings (loss) from discontinued operations	0.03	(0.01)
Cumulative effect of change in accounting principles	—	0.15

Basic earnings per share	$0.17	$0.17

Diluted earnings per share:
Earnings from continuing operations	$0.11	$0.03
Earnings (loss) from discontinued operations	0.03	(0.01)
Cumulative effect of change in accounting principles	—	0.15

Diluted earnings per share	$0.14	$0.17

Basic shares outstanding	376	371
Diluted shares outstanding	502	372

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

See Explanatory Note

	Three Months Ended March 31,
	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70	$147
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	97	125
Impairment and other charges	16	—
Earnings from unconsolidated investments, net of cash distributions	(4)	(42)
Risk-management activities	(24)	71
Gain on sale of assets	(2)	(22)
Deferred income taxes	(23)	45
Cumulative effect of change in accounting principles (Note 1)	—	(55)
Other	(12)	(4)
Changes in working capital:
Accounts receivable	99	1,061
Inventory	83	167
Prepayments and other assets	(8)	215
Accounts payable and accrued liabilities	(119)	(1,273)
Changes in non-current assets and liabilities, net	(6)	(28)

Net cash provided by operating activities	167	407

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53)	(84)
Proceeds from asset sales, net	23	7

Net cash used in investing activities	(30)	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	—	142
Repayments of long-term borrowings	(137)	(158)
Net cash flow from commercial paper and revolving lines of credit	—	712
Proceeds from issuance of capital stock	4	—
Dividends and other distributions, net	(11)	—
Other financing, net	(5)	(2)

Net cash provided by (used in) financing activities	(149)	694

Effect of exchange rate changes on cash	(1)	(6)

Net increase (decrease) in cash and cash equivalents	(13)	1,018
Cash and cash equivalents, beginning of period	477	757
Less: Illinois Power cash classified as held for sale at end of period (Note 2)	(97)	—

Cash and cash equivalents, end of period	$367	$1,775

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in millions)

See Explanatory Note

	Three Months Ended March 31,
	2004	2003
	(Restated)
Net income	$70	$147
Cash flow hedging activities, net:
Unrealized mark-to-market gains (losses) arising during period, net	(59)	12
Reclassification of mark-to-market losses (gains) to earnings, net	12	(19)

Changes in cash flow hedging activities, net (net of tax benefit of $28 and $4, respectively)	(47)	(7)
Foreign currency translation adjustments	(15)	24
Minimum pension liability (net of tax expense of $1 and zero, respectively)	2	—

Other comprehensive income (loss), net of tax	(60)	17

Comprehensive income	$10	$164

See the notes to condensed consolidated financial statements.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MAY 7, 2004 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 7, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004 includes restatements related to our audited consolidated financial statements as of December 31, 2003 and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2004 and 2003. On January 18, 2005, we filed Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Form 10-K/A also included restated financial information for the quarter ended March 31, 2003. The restatements relate to increased and additional impairments associated with the sale of Illinois Power and our deferred income tax accounts. Specifically, the restatements are as follows:

Impairment of Illinois Power. As more fully discussed in Note 10—Goodwill beginning on page F-38 of our Form 10-K/A, during 2003, the value of goodwill associated with Illinois Power was determined to be impaired, resulting in our recognizing a charge of $242 million. During 2004, while preparing to record the Illinois Power sale, we identified a deferred tax asset that was excluded from our 2003 impairment analysis. Our exclusion of this asset understated the net book value of the assets and, as a result, understated the impairment that had been recorded in 2003. The impact of the error resulted in an after-tax understatement of goodwill impairment of $139 million and an after-tax understatement of asset impairments of $120 million. As such, we were required to recognize an additional after-tax charge of $259 million ($0.61 per diluted share) in the fourth quarter 2003. In addition, we were required to recognize additional after-tax charges of $4 million ($0.01 per diluted share) in the three months ended March 31, 2004, due to changes in the value of the deferred tax asset. This correction had no impact on previously reported net cash provided by (used in) operating activities, investing activities or financing activities. The financial information in this Form 10-Q/A has been revised to reflect the impact of this correction.

The table below summarizes the effects of the correction on our previously reported net income:

Three Months Ended March 31, 2004
(in millions)
Impairment and other charges as previously reported	$(10)
Adjustment	(6)

Impairment and other charges as restated	$(16)

Income tax benefit (expense) as previously reported	$27
Adjustment	2

Income tax benefit (expense) as restated	$29

Net income as previously reported	$74
Adjustment	(4)

Net income as restated	$70

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Deferred Income Tax Accounts. As discussed in the Form 10-K/A, we have completed an evaluation of our tax accounting and reconciliation controls and processes, including a tax basis balance sheet review. Through this initiative, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 are required. These adjustments primarily related to errors associated with accounting for acquisitions, incorrect classification of goodwill impairments as permanent differences for purposes of calculating the tax provision and other items. As a result of these errors, adjustments were also made to goodwill and other long-term liabilities accounts.

This restatement has no effect on our previously reported net income or net cash provided by (used in) operating activities, investing activities or financing activities for the three months ended March 31, 2004 or 2003.

Balance Sheet Summary. The table below summarizes the effects of both items discussed above on our December 31, 2003 and March 31, 2004 balance sheets:

	March 31, 2004	December 31, 2003
	(in millions)
Property, Plant and Equipment, Net
As previously reported	$6,252	$8,396
Impairment of Illinois Power	—	(193)

As restated	$6,252	$8,203

Goodwill
As previously reported	$15	$154
Impairment of Illinois Power	—	(139)

As restated	$15	$15

Non-current assets held for sale
As previously reported	$2,537	$—
Impairment of Illinois Power	(338)	—

As restated	$2,199	$—

Total Assets
As previously reported	$13,231	$13,293
Impairment of Illinois Power	(338)	(332)

As restated	$12,893	$12,961

Deferred income taxes
As previously reported	$366	$751
Impairment of Illinois Power	273	(73)
Deferred income tax accounts	(161)	(154)

As restated	$478	$524

Other long-term liabilities
As previously reported	$547	$750
Deferred income tax accounts	—	(7)

As restated	$547	$743

Total Liabilities
As previously reported	$10,637	$10,716
Impairment of Illinois Power	(75)	(73)
Deferred income tax accounts	(161)	(161)

As restated	$10,401	$10,482

Stockholders’ Equity
As previously reported	$2,062	$2,045
Impairment of Illinois Power	(263)	(259)
Deferred income tax accounts	161	161

As restated	$1,960	$1,947

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Note 1—Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim financial statements should be read together with the restated consolidated financial statements and notes thereto included in our Form 10-K/A, which includes restated financial statements reflecting the adjustments described in the Explanatory Note above.

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Based Compensation,” and provides alternative methods of transition (prospective, modified prospective or retroactive) for entities that voluntarily change to the fair value-based method of accounting for stock-based employee compensation in a fiscal year beginning before December 16, 2003. SFAS No. 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We transitioned to a fair value-based method of accounting for stock-based compensation in the first quarter 2003 and are using the prospective method of transition as described under SFAS No. 148.

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

	Three Months Ended March 31,
	2004	2003
	(in millions, except per share data)
Net income as reported	$70	$147
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1	1
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(9)	(17)

Pro forma net income	$62	$131

Earnings per share:
Basic—as reported	$0.17	$0.17
Basic—pro forma	$0.15	$0.13
Diluted—as reported	$0.14	$0.17
Diluted—pro forma	$0.12	$0.13

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

(Unaudited and Restated)

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

Note 2—Dispositions and Discontinued Operations

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page 9.

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

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

At March 31, 2004, Illinois Power met the held for sale classification requirements of SFAS No. 144 and is classified as such on our unaudited condensed consolidated balance sheet. The major classes of current and long-term assets and liabilities classified as Assets held for sale or Liabilities held for sale at March 31, 2004 are as follows (in millions):

Current Assets:
Cash	$97
Accounts receivable	209
Inventory	28
Other	44

Total Current Assets	$378

Long-Term Assets:
Property, plant and equipment, net	$1,907
Regulatory assets	194
Other	98

Total Long-Term Assets	$2,199

Current Liabilities:
Accounts payable	$30
Current portion of long-term debt, including $72 million due to affiliates	216
Other	175

Total Current Liabilities	$421

Long-Term Liabilities:
Long-term debt, including $323 million due to affiliates	$1,689
Other	205

Total Long-Term Liabilities	$1,894

Additionally, $11 million included in Redeemable preferred securities and $34 million of Accumulated other comprehensive loss at March 31, 2004 relate to Illinois Power and will not be included in our unaudited condensed consolidated balance sheets subsequent to the sale.

SFAS No. 144 also requires that long-lived assets not be depreciated or amortized while they are classified as held for sale. As such, we discontinued depreciation and amortization of Illinois Power’s property, plant and equipment and regulatory assets, effective February 1, 2004. In addition, SFAS No. 144 requires a loss to be recognized by the amount Assets held for sale less Liabilities held for sale are in excess of fair value less costs to sell. Accordingly, in the first quarter 2004, we recorded a $15 million pre-tax loss on sale primarily associated with the expected transaction costs. This loss is reflected in Gain on sale of assets, net on the unaudited condensed consolidated statements of operations. Additionally, we recorded a pre-tax asset impairment totaling $6 million ($4 million after-tax). This impairment is reflected in Impairments and other charges on the unaudited condensed consolidated statements of operations.

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

(Unaudited and Restated)

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Note 4—Risk Management Activities and Accumulated Other Comprehensive Loss

The nature of our business necessarily involves market and financial risks. We enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and our strategy for mitigating them are more fully described in Note 5—Risk Management Activities and Financial Instruments beginning on page F-29 of our Form 10-K/A.

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

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

Note 7—Related Party Transactions

We engage in transactions with ChevronTexaco Corporation and its affiliates, including purchases and sales of natural gas and natural gas liquids, which we believe are executed on terms that are fair and reasonable. Please see Note 13—Related Party Transactions—Transactions with ChevronTexaco beginning on page F-48 of our Form 10-K/A for further discussion.

Series C Convertible Preferred Stock. As discussed in Note 15—Redeemable Preferred Securities—Series C Convertible Preferred Stock beginning on page F-53 of our Form 10-K/A, we issued 8 million shares of our Series C convertible preferred stock due 2033 to CUSA. We accrue dividends on our Series C preferred stock at a rate of 5.5% per annum. We made the first semi-annual dividend payment of $11 million on February 11, 2004.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Note 8—Earnings Per Share

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page 9. Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. The reconciliation of basic earnings per share from continuing operations to diluted earnings per share from continuing operations is shown in the following table:

	Three Months Ended March 31,
	2004	2003
	(in millions, except per share amounts)
Income from continuing operations	$56	$95
Convertible preferred stock dividends	(5)	(83)

Income from continuing operations for basic earnings per share	51	12
Effect of dilutive securities:
Interest on convertible subordinated debentures	1	—
Dividends on Series C convertible preferred stock	5	—

Income from continuing operations for diluted earnings per share	$57	$12

Basic weighted-average shares	376	371
Effect of dilutive securities:
Stock options and restricted stock	2	1
Convertible subordinated debentures	55	—
Series C convertible preferred stock	69	—

Diluted weighted-average shares	502	372

Earnings per share from continuing operations
Basic	$0.14	$0.03

Diluted	$0.11	$0.03

Note 9—Commitments and Contingencies

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 9, WHICH WAS PRESENTED IN OUR FIRST QUARTER 2004 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON MAY 7, 2004 IN ORDER TO REFLECT THE MATERIAL CHANGES IN OR UPDATES TO OUR MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF OUR 2003 FORM 10-K, DOES NOT REFLECT EVENTS OCCURRING AFTER MAY 7, 2004. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN, OR UPDATES TO, OUR MATERIAL LEGAL PROCEEDINGS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 7, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable under SFAS No. 5, “Accounting for Contingencies.” For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please see Note 2—Accounting Policies—Other Contingencies beginning on page F-15 of our Form 10-K/A for further discussion of our reserve policies. Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves or potential insurance coverage will be sufficient to cover the cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

Summary of Recent Developments. As described in greater detail below, the following significant developments involving our material legal proceedings occurred since the original filing of our Form 10-K:

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

(Unaudited and Restated)

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

Note 11—Employee Compensation, Savings and Pension Plans

We have various defined benefit pension plans and post-retirement benefit plans, which are more fully described in Note 20—Employee Compensation, Savings and Pension Plans beginning on page F-74 of our Form 10-K/A.

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Contributions. In our Form 10-K/A, we reported that we expected to contribute approximately $13 million to our pension and other postretirement benefit plans in 2004. However, due to the Pension Funding Equity Act of 2004, we will no longer be required to make estimated quarterly contributions in 2004. However, under the terms of the sale of Illinois Power to Ameren, we will be required to accelerate approximately $15 to $20 million of future cash funding requirements at closing, which we expect will occur before the end of 2004.

Note 12—Segment Information

Amounts in this footnote have been restated.     For further information, please see the Explanatory Note beginning on page 9.

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Reportable segment information for the three-month periods ended March 31, 2004 and 2003 is presented below.

Dynegy’s Segment Data for the Quarter Ended March 31, 2004

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$48	$831	$452	$370	$—	$1,701
Other	—	—	—	(44)	—	(44)

	48	831	452	326	—	1,657
Intersegment revenues	393	70	5	(348)	(120)	—

Total revenues	$441	$901	$457	$(22)	$(120)	$1,657

Depreciation and amortization	$(48)	$(20)	$(10)	$—	$(10)	$(88)

Operating income (loss)	$53	$67	$54	$(13)	$(53)	$108
Earnings from unconsolidated investments	38	2	—	—	—	40
Other items, net	—	(4)	1	3	11	11
Interest expense						(132)

Income from continuing operations before taxes						27
Income tax benefit						29

Income from continuing operations						56
Income from discontinued operations, net of taxes						14

Net income						$70

Identifiable assets:
Domestic	$6,306	$1,669	$4,949	$2,377	$(2,674)	$12,627
Other	46	1	—	189	30	266

Total	$6,352	$1,670	$4,949	$2,566	$(2,644)	$12,893

Unconsolidated investments	$529	$82	$—	$—	$—	$611

Capital expenditures	$(14)	$(9)	$(28)	$—	$(2)	$(53)

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Dynegy’s Segment Data for the Quarter Ended March 31, 2003

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$117	$978	$455	$320	$—	$1,870
Other	—	—	—	9	—	9

	117	978	455	329	—	1,879
Intersegment revenues	287	73	8	(238)	(130)	—

Total revenues	$404	$1,051	$463	$91	$(130)	$1,879

Depreciation and amortization	$(42)	$(20)	$(30)	$(1)	$(22)	$(115)
Operating income (loss)	$83	$51	$59	$38	$(44)	$187
Earnings from unconsolidated investments	39	3	—	11	—	53
Other items, net	3	(5)	—	26	(3)	21
Interest expense						(110)

Income from continuing operations before taxes						151
Income tax expense						(56)

Income from continuing operations						95
Loss on discontinued operations, net of taxes						(3)
Cumulative effect of change in accounting principles, net of taxes						55

Net income						$147

Identifiable assets:
Domestic	$6,568	$1,804	$5,582	$4,808	$(2,111)	$16,651
Other	—	—	—	725	(80)	645

Total	$6,568	$1,804	$5,582	$5,533	$(2,191)	$17,296

Unconsolidated investments	$598	$98	$—	$14	$—	$710

Capital expenditures	$(37)	$(12)	$(32)	$—	$(3)	$(84)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K. As discussed in the Introductory Note to this Amendment No. 2, the financial information contained in this Form 10-Q/A has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements. We have also amended our 2003 Annual Report on Form 10-K, most recently with Amendment No. 2 thereto filed with the SEC on January 18, 2005. The restatements to the financial statements contained in the Form 10-K and related information are further described in the Form 10-K/A, and this Amendment No. 2 should be read together with the Form 10-K/A.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 7, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

Our aggregate maturities for long-term debt as of March 31, 2004, including the current portion, were approximately $6.1 billion, approximately $1.9 billion of which was Illinois Power debt. If the Ameren transaction closes as expected before the end of 2004, Ameren will assume Illinois Power’s then outstanding debt at closing. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Maturities” beginning on page 7 of our Form 10-K/A for a schedule of our aggregate debt maturities, including Illinois Power’s debt maturities, through 2008 and thereafter.

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

Our restructuring efforts have also resulted in significantly increased cash and financial interest expenses, as further described below under “—Results of Operations—Interest Expense.” These increased interest expenses will continue to impact our financial condition and liquidity position until the related debt obligations are satisfied. We also are subject to the more restrictive covenants that are contained in the related transaction agreements, including covenants limiting our ability to incur additional debt and requiring that a significant portion of proceeds from specified asset sales and equity issuances be used to pay down outstanding indebtedness. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Maturities” beginning on page 7 of our Form 10-K/A for a discussion of these covenants. We are currently in compliance with these restrictive covenants and, as further described in “—Revolver Capacity” below, anticipate more flexible covenants in the restructured credit facility that we are currently pursuing. Our future financial condition and results of operations could be materially adversely affected by our ability to execute our business and financial strategies within the confines of the restrictive covenants contained in our financing agreements.

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

Our contractual obligations and contingent financial commitments have changed since December 31, 2003, with respect to which information is included in our Form 10-K/A. In February 2004, we terminated our conditional purchase obligation related to 14 gas-fired turbines as part of a comprehensive settlement agreement with the manufacturer. No cash, other than $11 million previously paid to the manufacturer as a deposit, was provided as consideration for the termination. Therefore, our conditional purchase obligations of $766 million as reported on page 11 of our Form 10-K/A have been reduced by approximately $5 million in 2004, $144 million in 2005, $193 million in 2006, $113 million in 2007 and $24 million in 2008. There were no other material changes to our contractual obligations and contingent financial commitments since December 31, 2003.

Dividends on Preferred and Common Stock

Dividend payments on our common stock are at the discretion of our Board of Directors. We did not declare or pay a dividend for the first quarter 2004 and do not foresee a declaration of dividends in the near term, particularly given the dividend restrictions contained in our financing agreements. We have, however, continued to make the required dividend payments on our outstanding trust preferred securities. Please read Note 11—Refinancing and Restructuring Transactions beginning on page F-39 of our Form 10-K/A for a discussion of the dividend restrictions contained in our financing agreements.

We accrue dividends on our Series C preferred stock at a rate of 5.5% per annum. We made the first semi-annual dividend payment of $11 million on February 11, 2004, as a result of which capacity under our revolving credit facility was reduced by $11 million. Dividends are payable on the Series C preferred stock in February and August of each year, but we may defer payments for up to 10 consecutive semi-annual periods. Please read Note 15—Redeemable Preferred Securities—Series C Convertible Preferred Stock beginning on page F-53 of our Form 10-K/A for further discussion.

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

As described above, much of our restructuring work has extended our significant debt maturities to 2008 and beyond, positioning us to benefit from the expected long-term recovery in the U.S. power markets. Our future financial condition and results of operations will be materially adversely affected if the U.S. power markets fail to recover in accordance with our expectations or if we experience significant price deterioration in the upstream portion of our NGL business. Please read Item 1. Business—Segment Discussion—Power Generation beginning on page 2 of our Form 10-K for a discussion of our current views on supply and demand in the regions where our power generation business operates. Please also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Internal Liquidity Sources—Cash Flows from Operations” beginning on page 16 of our Form 10-K/A for a discussion of our expectations regarding the financial impact of the expected recovery.

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

In February 2004, we entered into an agreement to sell Illinois Power and our 20% interest in the Joppa power generation facility to Ameren for $2.3 billion. Upon closing of the transaction, which is subject to regulatory approvals and other closing conditions, we would receive approximately $400 million in cash, subject to working capital adjustments, and Ameren would deposit $100 million in escrow, subject to full release to us on December 31, 2010 or earlier upon the occurrence of specified events. Please read Note 23—Subsequent Events beginning on page F-86 of our Form 10-K/A for further discussion of this transaction.

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

Our desire or ability to effect these or any other non-core asset sales is subject to a number of factors, many of which are beyond our control, including the market for the assets and investments being considered, the receipt of any regulatory and other approvals that may be required and the willingness of lenders and other counterparties to consent to a proposed transaction. Accordingly, we cannot guarantee that the pending sales or any other sales will be consummated or that the expected proceeds will be received. In addition, if the sales are consummated, we are required to use the proceeds in accordance with the restrictive covenants contained in our financing agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Liquidity Sources—Asset Sale Proceeds” beginning on page 18 of our Form 10-K/A for a discussion of the required use of proceeds under our current financing agreements.

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

The proceeds from any such issuance would be subject to the mandatory prepayment provisions contained in our financing agreements. Please read Note 12—Debt—DHI Credit Facility beginning on page F-42 of our Form 10-K/A for further discussion.

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

FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” beginning on page 4 of our Form 10-K/A, we detailed the primary factors that have impacted, and are expected to continue to impact, the earnings and cash flows from our business segments and other operations. Our results of operations during the remainder of 2004 and beyond may be significantly affected by any or all of these factors, including the following factors in particular:

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

Summary Financial Information. The following tables provide summary financial data regarding our consolidated and segmented results of operations for the three-month periods ended March 31, 2004 and 2003, respectively. This financial data has been restated to reflect the impact of the items described in the Explanatory Note to the unaudited condensed consolidated financial statements. The restatements relate to increased and additional impairments associated with the sale of Illinois Power and our deferred income tax accounts. Please read this Explanatory Note for further discussion of these restatement items.

Quarter Ended March 31, 2004

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$53	$67	$54	$(13)	$(53)	$108
Earnings from unconsolidated investments	38	2	—	—	—	40
Other items, net	—	(4)	1	3	11	11
Interest expense						(132)

Income from continuing operations before taxes						27
Income tax benefit						29

Income from continuing operations						56
Income from discontinued operations, net of taxes						14

Net income						$70

Quarter Ended March 31, 2003

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$83	$51	$59	$38	$(44)	$187
Earnings from unconsolidated investments	39	3	—	11	—	53
Other items, net	3	(5)	—	26	(3)	21
Interest expense						(110)

Income from continuing operations before taxes						151
Income tax expense						(56)

Income from continuing operations						95
Loss on discontinued operations, net of taxes						(3)
Cumulative effect of change in accounting principles, net of taxes						55

Net income						$147

The following table provides summary segmented operating statistics for the three months ended March 31, 2004 and 2003, respectively:

	Quarter Ended March 31,
	2004	2003
Power Generation
Million megawatt hours generated—gross	10.6	9.9
Million megawatt hours generated—net	10.1	9.4
Average natural gas price—Henry Hub ($/MMbtu) (1)	$5.61	$6.30
Average on-peak market power prices ($/MW hour)
Cinergy	$42	$50
Commonwealth Edison	$41	$48
Southern	$43	$49
New York—Zone G	$64	$75
ERCOT	$41	$47

Natural Gas Liquids
Gross NGL production (MBbls/d):
Field plants	57.9	56.0
Straddle plants	23.9	26.8

Total gross NGL production	81.8	82.8

Natural gas (residue) sales (Bbtu/d)	217.1	209.5

Natural gas inlet volumes (MMCFD):
Field plants	566.4	567.6
Straddle plants	867.4	1,394.2

Total natural gas inlet volumes	1,433.8	1,961.8

Fractionation volumes (MBbls/d)	185.0	175.5
Natural gas liquids sold (MBbls/d)	301.4	364.3
Average commodity prices:
Crude oil—WTI ($/Bbl)	$34.77	$34.43
Natural gas—Henry Hub ($/MMbtu) (2)	$5.69	$6.61
Natural gas liquids ($/Gal)	$0.62	$0.62
Fractionation spread ($/MMBtu)—daily	$1.39	$0.67

Regulated Energy Delivery
Electric sales in KWH (millions)
Residential	1,455	1,433
Commercial	1,054	1,058
Industrial	1,320	1,405
Transportation of customer-owned electricity	629	549
Other	98	99

Total electric sales	4,556	4,544

Gas sales in Therms (millions)
Residential	160	185
Commercial	58	72
Industrial	19	23
Transportation of customer-owned gas	69	65

Total gas delivered	306	345

Heating degree days—Actual (3)	2,708	2,935
Heating degree days—10-year rolling average	2,678	2,587

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.
(3)	A Heating Degree Day (HDD) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in our region. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2004 tax item, affecting net income for the periods presented.

	Quarter Ended March 31, 2004
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$—	$—	$17	$3	$20
Gain on sale of Hackberry LNG	—	17	—	—	—	17
Loss on anticipated sale of Illinois Power	—	—	(21)	—	—	(21)
Legal and severance reserves	2	—	(2)	—	(15)	(15)
Taxes	—	—	—	—	39	39

Total	$2	$17	$(23)	$17	$27	$40

	Quarter Ended March 31, 2003
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$—	$—	$(15)	$2	$(13)
Cumulative effect of change in accounting principles	47	—	(3)	43	—	87

Total	$47	$—	$(3)	$28	$2	$74

Operating Income

Operating income was $108 million for the quarter ended March 31, 2004, compared to $187 million for the quarter ended March 31, 2003.

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

REG. Operating income for the REG segment was $54 million for the quarter ended March 31, 2004, compared to $59 million for the quarter ended March 31, 2003. The 2004 period includes a $21 million charge related to the anticipated sale of Illinois Power. We also stopped depreciating our Illinois Power assets on February 1, 2004, as they are classified as held for sale, which resulted in a benefit to operating income of $20 million compared to the quarter ended March 31, 2003.

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

Income Tax Benefit / (Expense)

We reported an income tax benefit during the quarter ended March 31, 2004 of $29 million. The income tax benefit is the net of $10 million of income tax expense from continuing operations and a $39 million benefit associated with reducing a valuation allowance related to our significant capital loss carryforward, which primarily relates to our third quarter 2002 sale of Northern Natural Gas Company. We reduced the valuation allowance related to our capital loss carryforward as a result of capital gains expected to be recognized from anticipated non-core asset sales in 2004. Excluding this item, the 2004 effective tax rate would be 37%, compared to 37% in 2003. In general, differences between these effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax differences.

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

Preferred Stock Dividends

The $5 million preferred stock dividend recognized in the first quarter 2004 is related to our Series C convertible preferred stock, which accumulates dividends at an annual rate of 5.5%. The 2003 dividend of $83 million related to the Series B preferred stock that included an implied dividend of $660 million, which was amortized over a two-year period. Please read Note 15—Redeemable Preferred Securities beginning on page F-53 of our Form 10-K/A for a description of the August 2003 exchange of the Series B preferred stock for, among other things, the Series C preferred stock, and the impact on the associated dividends.

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

At the beginning of 2004, a substantial portion of our 2004 operating margin was under contract or hedged. The primary contracts included the CDWR contract held by West Coast Power and the Illinois Power power purchase agreement. Our future results of operations will be significantly impacted by our ability to extend or renew these agreements. West Coast Power, whose equity earnings are primarily derived from the CDWR contract, has been our largest contributor in terms of earnings from unconsolidated investments. The scheduled expiration of the CDWR contract in December 2004 will negatively impact the fair value of our investment in West Coast Power. As the value of the CDWR contract is realized through 2004, the fair value of our investment in West Coast Power will decline and, accordingly, we anticipate that the remaining value of the investment will be less than its book value. As a result, we will evaluate our investment quarterly and anticipate such reviews will necessitate an impairment of our investment of approximately $70 to $80 million during the remainder of 2004. Please read Note 9—Commitments and Contingencies—Summary of Material Legal Proceedings— Western Long-Term Contract Complaints for further discussion of the legal challenges to the CDWR contract. Please also read “—Liquidity and Capital Resources—Internal Liquidity Sources—Cash Flows from Operations” for a discussion of our efforts to seek a renewal or replacement of the CDWR contract.

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

Drilling rig rates for natural gas throughout our core processing areas in New Mexico, West Texas, North Texas and offshore Louisiana continue to increase, consistent with natural gas prices that have averaged $5 - $6/MMBtu. Continued exploration and production at these levels will benefit our upstream business by providing additional volumes for gathering and processing. If natural gas prices were to decline in the future, resulting in reduced drilling activities, this segment’s results could be adversely affected.

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

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows:

As of and for the Quarter Ended March 31, 2004
(in millions)
Balance Sheet Risk-Management Accounts
Fair value of portfolio at January 1, 2004	$(137)
Risk-management gains recognized through the income statement in the period, net	16
Cash paid related to risk-management contracts settled in the period, net	26
Changes in fair value as a result of a change in valuation technique (1)	—
Non-cash adjustments and other (2)	(92)

Fair value of portfolio at March 31, 2004	$(187)

Income Statement Reconciliation
Risk-management gains recognized through the income statement in the period, net	$16
Physical business recognized through the income statement in the period, net (3)	(21)
Non-cash adjustments and other	(3)

Net recognized operating loss	$(8)

Cash Flow Statement
Cash paid related to risk-management contracts settled in the period, net	$(26)
Estimated cash paid related to physical business settled in the period, net (3)	(21)
Timing and other, net (4)	15

Cash paid during the period	$(32)

Risk-Management cash flow adjustment for the quarter ended March 31, 2004 (5)	$(24)

(1)	Our modeling methodology has been consistently applied.
(2)	This amount primarily consists of changes in value associated with cash flow hedges on forward power sales.
(3)	This amount includes capacity payments on our power tolling arrangements.
(4)	This amount consists primarily of cash received in connection with the settlement of cash flow hedges.
(5)	This amount is calculated as “Cash paid during the period” less “Net recognized operating loss.”

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q/A includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” All statements included or incorporated by reference in this quarterly report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,”

“will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-Q/A. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.

All forward-looking statements contained in this Form 10-Q/A are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q/A, except as otherwise required by applicable law.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements affecting us. Specifically, we adopted certain provisions of FIN No. 46R on March 31, 2004.

CRITICAL ACCOUNTING POLICIES

Please read “Critical Accounting Policies” beginning on page 40 of our Form 10-K/A for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of our Form 10-K.

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

During the second and third quarter 2004, we identified deficiencies in our internal controls over financial reporting, including matters relating to system access and system implementation controls, segregation of duties and documentation of controls and procedures and their effective operation and monitoring. We also identified deficiencies in our tax accounting and tax reconciliation controls and processes that make this an area of particular focus. In the third quarter 2004, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. We identified these deficiencies and promptly brought them to the attention of our audit and compliance committee and independent auditors. Accordingly, in this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements. For further information, please see the Explanatory Note beginning on page 9. We believe we have addressed these tax deficiencies, by taking the following steps to improve our internal controls around our tax accounting and tax reconciliation controls and processes:

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

DYNEGY INC.

PART II. OTHER INFORMATION

Item 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are included as exhibits to this Form 10-Q/A:

	3.3	Amended and Restated Bylaws of Dynegy Inc. (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659).

	10.1	Amendment to the Dynegy Inc. 401(K) Savings Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659).

	10.2	Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659).

	10.3	Purchase Agreement dated February 2, 2004 among Dynegy Inc., Illinova Corporation, Illinova Generating Company and Ameren Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 4, 2004, File No. 1-15659).

	10.4	Amendment No. 1 to Stock Purchase Agreement dated March 23, 2004 among Dynegy Inc., Illinova Corporation, Illinova Generating Company and Ameren Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Dynegy Inc. filed on March 25, 2004, File No. 1-15659).

	*10.5	Contract for Consulting Services dated March 19, 2004 between Dynegy Inc. and Daniel L. Dienstbier.

+	31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	**32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	**32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Previously filed.
**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

DYNEGY INC.

Date: January 19, 2005	By:	/s/ NICK J. CARUSO
Nick J. Caruso Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)