Form 10-Q/A
period 2004-06-30
DYNEGY INC /IL/
filed 2005-01-19
CIK 879215

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

DYNEGY INC.

DYNEGY INC. FORM 10-Q/A

INTRODUCTORY NOTE

Dynegy Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the effect of the following items on our historical unaudited condensed consolidated financial statements and related information, as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2004, which was originally filed on August 4, 2004 (the “Original Filing”):

•	An increase of $139 million to the $242 million goodwill impairment charge originally recorded in the fourth quarter 2003, and a previously unrecorded after-tax asset impairment charge of $120 million in the fourth quarter 2003, each associated with the sale of Illinois Power, as well as a $6 million after-tax increase to the $15 million loss on the sale of Illinois Power recorded in the first half of 2004, and

•	A $154 million decrease to our deferred income tax liability at December 31, 2003 resulting from our tax basis balance sheet review.

The aforementioned items are discussed in more detail in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements beginning on page 9. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, which was most recently amended by Amendment No. 2 thereto filed with the SEC on January 18, 2005 (the “Form 10-K/A”). The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K/A. The following Items of the Original Filing are amended by this Amendment No. 1:

Item 1.	Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Item 6.	Exhibits and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 4, 2004, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DEFINITIONS

As used in this Form 10-Q/A, the abbreviations listed below have the following meanings:

ARO	Asset retirement obligation
Bbtu/d	Billions of British thermal units per day
Cal ISO	The California Independent System Operator
Cal PX	The California Power Exchange
CDWR	California Department of Water Resources
CFTC	Commodity Futures Trading Commission
CPUC	California Public Utilities Commission
CRM	Our customer risk management business segment
CUSA	Chevron U.S.A. Inc., a wholly owned subsidiary of ChevronTexaco
$/Bbl	Dollars per barrel
$/Gal	Dollars per gallon
DGC	Dynegy Global Communications
DHI	Dynegy Holdings Inc., our primary financing subsidiary
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services
DPM	Dynegy Power Marketing Inc.
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004, as amended by Amendment No. 1 on Form 10-K/A filed on July 20, 2004
Form 10-K/A	Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on January 18, 2005
Form 10-Q/A	Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2004
GAAP	Accounting principles generally accepted in the United States of America
GEN	Our power generation business segment
ICC	Illinois Commerce Commission
KWH	Kilowatt hours
kW-yr	Kilowatts per year
LNG	Liquefied natural gas
MBbls/d	Thousands of barrels per day
MMBtu	Millions of British thermal units
MMCFD	Million cubic feet per day
MW	Megawatt
MWh	Megawatt hour
NGL	Our natural gas liquids business segment
NOV	Notice of Violation
NSPS	New Source Performance Standard
Original Filing	Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 4, 2004
PGA	Purchase Gas Adjustment
PPO	Power Purchase Option
PSD	Prevention of Significant Deterioration
REG	Our regulated energy delivery business segment
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SPE	Special Purpose Entity
VaR	Value at Risk
VIE	Variable Interest Entity

DYNEGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except share data)

See Explanatory Note

	June 30, 2004	December 31, 2003
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$795	$477
Restricted cash	—	19
Accounts receivable, net of allowance for doubtful accounts of $161 and $184, respectively	758	1,010
Accounts receivable, affiliates	18	25
Inventory	218	279
Assets from risk-management activities	887	818
Prepayments and other current assets	448	402
Assets held for sale (Note 2)	309	—

Total Current Assets	3,433	3,030

Property, Plant and Equipment	7,736	9,867
Accumulated depreciation	(1,549)	(1,664)

Property, Plant and Equipment, Net	6,187	8,203

Other Assets
Unconsolidated investments	626	612
Assets from risk-management activities	671	629
Goodwill	15	15
Other long-term assets	216	472
Assets held for sale (Note 2)	2,183	—

Total Assets	$13,331	$12,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$591	$665
Accounts payable, affiliates	77	74
Accrued liabilities and other current liabilities	534	668
Liabilities from risk-management activities	944	838
Notes payable and current portion of long-term debt	81	245
Current portion of long-term debt to affiliates	—	86
Liabilities held for sale (Note 2)	407	—

Total Current Liabilities	2,634	2,576

Long-term debt	4,239	5,124
Long-term debt to affiliates	407	769

Long-Term Debt	4,646	5,893

Other Liabilities
Liabilities from risk-management activities	762	746
Deferred income taxes	515	524
Other long-term liabilities	383	743
Liabilities held for sale (Note 2)	1,879	—

Total Liabilities	10,819	10,482

Minority Interest	120	121
Commitments and Contingencies (Note 9)
Redeemable Preferred Securities, redemption value of $411 at June 30, 2004 and December 31, 2003, respectively	411	411
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at June 30, 2004 and December 31, 2003; 284,113,963 and 280,350,169 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2,856	2,848
Class B Common Stock, no par value, 360,000,000 shares authorized at June 30, 2004 and December 31, 2003; 96,891,014 shares issued and outstanding at June 30, 2004 and December 31, 2003	1,006	1,006
Additional paid-in capital	46	41
Subscriptions receivable	(8)	(8)
Accumulated other comprehensive loss, net of tax	(66)	(20)
Accumulated deficit	(1,785)	(1,852)
Treasury stock, at cost, 1,679,183 shares at June 30, 2004 and December 31, 2003	(68)	(68)

Total Stockholders’ Equity	1,981	1,947

Total Liabilities and Stockholders’ Equity	$13,331	$12,961

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

See Explanatory Note

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenues	$1,440	$1,067	$3,097	$2,946
Cost of sales, exclusive of depreciation shown separately below	(1,098)	(1,215)	(2,476)	(2,727)
Depreciation and amortization expense	(82)	(116)	(170)	(231)
Impairment and other charges	(64)	—	(80)	7
Gain on sale of assets, net	36	14	38	15
General and administrative expenses	(99)	(124)	(168)	(197)

Operating income (loss)	133	(374)	241	(187)
Earnings from unconsolidated investments	52	38	92	91
Interest expense	(145)	(109)	(277)	(219)
Other income and expense, net	(6)	3	7	11
Minority interest income (expense)	(8)	(8)	(10)	9
Accumulated distributions associated with trust preferred securities	—	(4)	—	(8)

Income (loss) from continuing operations before income taxes	26	(454)	53	(303)
Income tax benefit (Note 12)	1	168	30	112

Income (loss) from continuing operations (Note 8)	27	(286)	83	(191)
Loss from discontinued operations, net of taxes (Notes 2 and 12)	(19)	(4)	(5)	(7)

Income (loss) before cumulative effect of change in accounting principles	8	(290)	78	(198)
Cumulative effect of change in accounting principles, net of taxes (Note 1)	—	—	—	55

Net income (loss)	8	(290)	78	(143)
Less: preferred stock dividends	6	82	11	165

Net income (loss) applicable to common stockholders	$2	$(372)	$67	$(308)

Earnings (Loss) Per Share (Note 8):
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.06	$(0.99)	$0.19	$(0.96)
Loss from discontinued operations	(0.05)	(0.01)	(0.02)	(0.02)
Cumulative effect of change in accounting principles	—	—	—	0.15

Basic earnings (loss) per share	$0.01	$(1.00)	$0.17	$(0.83)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.05	$(0.99)	$0.17	$(0.96)
Loss from discontinued operations	(0.05)	(0.01)	(0.01)	(0.02)
Cumulative effect of change in accounting principles	—	—	—	0.15

Diluted earnings (loss) per share	$0.00	$(1.00)	$0.16	$(0.83)

Basic shares outstanding	378	373	377	372
Diluted shares outstanding	435	375	503	374

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

See Explanatory Note

	Six Months Ended June 30,
	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$78	$(143)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	196	258
Impairment and other charges	80	—
Earnings from unconsolidated investments, net of cash distributions	(19)	(22)
Risk-management activities	(44)	290
Gain on sale of assets, net	(38)	(39)
Deferred income taxes	(4)	(122)
Cumulative effect of change in accounting principles (Note 1)	—	(55)
Liability associated with gas transportation contracts (Note 2)	(148)	—
Other	5	49
Changes in working capital:
Accounts receivable	84	1,615
Inventory	12	102
Prepayments and other assets	(100)	546
Accounts payable and accrued liabilities	(49)	(2,014)
Changes in non-current assets and liabilities, net	8	(25)

Net cash provided by operating activities	61	440

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(151)	(189)
Proceeds from asset sales, net	81	33

Net cash used in investing activities	(70)	(156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	581	301
Repayments of long-term borrowings	(193)	(425)
Net cash flow from commercial paper and revolving lines of credit	—	(128)
Proceeds from issuance of capital stock	5	6
Dividends and other distributions, net	(11)	—
Other financing, net	(12)	(1)

Net cash provided by (used in) financing activities	370	(247)

Effect of exchange rate changes on cash	(1)	7
Net increase in cash and cash equivalents	360	44
Cash and cash equivalents, beginning of period	477	757
Less: Illinois Power cash classified as held for sale at end of period (Note 2)	(42)	—

Cash and cash equivalents, end of period	$795	$801

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in millions)

See Explanatory Note

	Three Months Ended June 30,
	2004	2003
	(Restated)
Net income (loss)	$8	$(290)
Cash flow hedging activities, net:
Unrealized mark-to-market gains arising during period, net	5	33
Reclassification of mark-to-market losses (gains) to earnings, net	9	(2)

Changes in cash flow hedging activities, net (net of tax expense of $8 and $18, respectively)	14	31
Foreign currency translation adjustments	—	(3)

Other comprehensive income, net of tax	14	28

Comprehensive income (loss)	$22	$(262)

	Six Months Ended June 30,
	2004	2003
	(Restated)
Net income (loss)	$78	$(143)
Cash flow hedging activities, net:
Unrealized mark-to-market gains (losses) arising during period, net	(53)	45
Reclassification of mark-to-market losses (gains) to earnings, net	20	(21)

Changes in cash flow hedging activities, net (net of tax benefit (expense) of $20 and ($14), respectively)	(33)	24
Foreign currency translation adjustments	(15)	21
Minimum pension liability (net of tax expense of $1 and zero, respectively)	2	—

Other comprehensive income (loss), net of tax	(46)	45

Comprehensive income (loss)	$32	$(98)

See the notes to condensed consolidated financial statements.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER AUGUST 4, 2004 (THE DATE OF THE ORIGINAL FILING).    FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 4, 2004, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004 includes restatements related to our audited consolidated financial statements as of December 31, 2003 and our unaudited condensed consolidated financial statements for the periods ended June 30, 2004 and 2003. On January 18, 2005, we filed Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Form 10-K/A also included restated financial information for the period ended June 30, 2003. The restatements relate to increased and additional impairments associated with the sale of Illinois Power and our deferred income tax accounts. Specifically, the restatements are as follows:

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

The table below summarizes the effects of the correction on our previously reported net income:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in millions)
Impairment and other charges as previously reported	$(44)	$(54)
Adjustment	(20)	(26)

Impairment and other charges as restated	$(64)	$(80)

Income tax benefit (expense) as previously reported	$(17)	$10
Adjustment	18	20

Income tax benefit (expense) as restated	$1	$30

Net income as previously reported	$10	$84
Adjustment	(2)	(6)

Net income as restated	$8	$78

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Deferred Income Tax Accounts. As discussed in the Form 10-K/A, and as previously disclosed in the Original Filing, we undertook an evaluation of our tax accounting and reconciliation controls and processes, including a tax basis balance sheet review, which we have recently completed. Through this initiative, we have determined that adjustments related to our deferred income tax accounts in periods prior to 2004 are required. These adjustments primarily related to errors associated with accounting for acquisitions, incorrect classification of goodwill impairments as permanent differences for purposes of calculating the tax provision and other items. As a result of those errors, adjustments were also made to goodwill and other long-term liabilities accounts.

This restatement has no effect on our previously reported net income or net cash provided by (used in) operating activities, investing activities or financing activities for the three and six months ended June 30, 2004 or 2003.

Balance Sheet Summary. The table below summarizes the effects of both items discussed above on our December 31, 2003 and June 30, 2004 balance sheets:

	June 30, 2004	December 31, 2003
	(in millions)
Property, Plant and Equipment, Net
As previously reported	$6,187	$8,396
Impairment of Illinois Power	—	(193)

As restated	$6,187	$8,203

Goodwill
As previously reported	$15	$154
Impairment of Illinois Power	—	(139)

As restated	$15	$15

Non-current assets held for sale
As previously reported	$2,541	$—
Impairment of Illinois Power	(358)	—

As restated	$2,183	$—

Total Assets
As previously reported	$13,689	$13,293
Impairment of Illinois Power	(358)	(332)

As restated	$13,331	$12,961

Deferred income taxes
As previously reported	$411	$751
Impairment of Illinois Power	265	(73)
Deferred income tax accounts	(161)	(154)

As restated	$515	$524

Other long-term liabilities
As previously reported	$383	$750
Deferred income tax accounts	—	(7)

As restated	$383	$743

Total Liabilities
As previously reported	$11,073	$10,716
Impairment of Illinois Power	(93)	(73)
Deferred income tax accounts	(161)	(161)

As restated	$10,819	$10,482

Stockholders’ Equity
As previously reported	$2,085	$2,045
Impairment of Illinois Power	(265)	(259)
Deferred income tax accounts	161	161

As restated	$1,981	$1,947

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

The unaudited condensed consolidated financial statements contained in this report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q/A are not necessarily indicative of the results to be expected for the full year or any other interim period, however, due to seasonal fluctuations in demand for our energy products and services, changes in commodity prices, timing of maintenance and other expenditures and other factors. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our reported financial position and results of operations. These estimates and assumptions also impact the nature and extent of disclosure, if any, of our contingent liabilities. We review significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) developing fair value assumptions, including estimates of future cash flows and discount rates, (2) analyzing tangible and intangible assets for possible impairment, (3) estimating the useful lives of our assets, (4) assessing future tax exposure and the realization of tax assets, (5) determining amounts to accrue for contingencies and (6) estimating various factors used to value our pension assets. Actual results could differ materially from any such estimates.

We have reclassified certain amounts reported in this Form 10-Q/A from prior periods to conform to the 2004 financial statement presentation. These reclassifications had no impact on reported net income (loss).

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

At January 1, 2004, our ARO liabilities were $30 million for our GEN segment, $10 million for our NGL segment and $1 million for our REG segment. These retirement obligations related to activities such as ash pond and landfill capping, closure and post-closure costs, environmental testing, remediation, monitoring and land and equipment lease obligations. During the three—and six-month periods ended June 30, 2004, accretion expense recognized as our ARO liabilities accreted toward their ultimate redemption values totaled approximately $1 million and $2 million, respectively. There were no additional AROs recorded or settled, nor were there any revisions to estimated cash flows associated with existing AROs, during the three - and six-month periods ended June 30, 2004. At June 30, 2004, our aggregate ARO liability was $43 million.

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

Had compensation cost for all stock options granted prior to 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per share amounts would have approximated the following pro forma amounts for the three—and six-month periods ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Net income (loss) as reported	$8	$(290)	$78	$(143)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1	—	2	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(14)	(16)	(27)

Pro forma net income (loss)	$2	$(304)	$64	$(169)

Earnings (loss) per share:
Basic—as reported	$0.01	$(1.00)	$0.17	$(0.83)
Basic—pro forma	$(0.01)	$(1.03)	$0.14	$(0.90)
Diluted—as reported	$0.00	$(1.00)	$0.16	$(0.83)
Diluted—pro forma	$(0.00)	$(1.03)	$0.14	$(0.90)

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

awaiting additional approvals from the ICC and the SEC. We also agreed to sell 300 MWs of capacity in 2005 and 150 MWs of capacity in 2006 to Illinois Power at a fixed price with an option to purchase energy at market-based prices.

In the first quarter 2004, Illinois Power met the held for sale classification requirements of SFAS No. 144. As of June 30, 2004, Illinois Power continued to meet the held for sale requirements and is classified as such on our unaudited condensed consolidated balance sheet. The major classes of current and long-term assets and liabilities classified as Assets held for sale or Liabilities held for sale at June 30, 2004 are as follows (in millions):

Current Assets:
Cash	$42
Accounts receivable	175
Inventory	44
Other	48

Total Current Assets	$309

Long-Term Assets:
Property, plant and equipment, net	$1,894
Regulatory assets	181
Other	108

Total Long-Term Assets	$2,183

Current Liabilities:
Accounts payable	$44
Current portion of long-term debt, including $78 million due to affiliates	220
Other	143

Total Current Liabilities	$407

Long-Term Liabilities:
Long-term debt, including $301 million due to affiliates	$1,668
Other	211

Total Long-Term Liabilities	$1,879

Additionally, $11 million included in Redeemable preferred securities and $34 million of Accumulated other comprehensive loss at June 30, 2004 relate to Illinois Power and will not be included in our unaudited condensed consolidated balance sheets subsequent to the sale.

SFAS No. 144 also requires that long-lived assets not be depreciated or amortized while they are classified as held for sale. As such, we discontinued depreciation and amortization of Illinois Power’s property, plant and equipment and regulatory assets, effective February 1, 2004. Depreciation and amortization expense related to Illinois Power totaled $30 million and $60 million in the three- and six-month periods ended June 30, 2003, respectively. In addition, SFAS No. 144 requires a loss to be recognized by the amount Assets held for sale less Liabilities held for sale are in excess of fair value less costs to sell. Accordingly, for the three- and six-month periods ended June 30, 2004, we recorded pre-tax losses on the sale of $48 million and $69 million, respectively.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

The first quarter charge, which was primarily associated with the expected transaction costs, is reflected in Gain on sale of assets, net and Impairment and other charges on the unaudited condensed consolidated statements of operations. The second quarter charge, an impairment of assets, is reflected in Impairment and other charges on the unaudited condensed consolidated statements of operations.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

Note 3—Restructuring Charges

Amounts in this footnote have been restated.    For further information, please see the Explanatory Note beginning on page 9.

In the three and six months ended June 30, 2004, we recorded pre-tax charges relating to our interest in Illinois Power totaling $48 million and $69 million, respectively. For further discussion, please read Note 2—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Pending Sale of Illinois Power. In addition, in the three months ended June 30, 2004, we recorded a $5 million pre-tax charge related to the impairment of one of our midstream assets.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

The terms and conditions of the new credit facility are described in more detail in the definitive agreements governing the credit facility, which are filed and/or incorporated by reference as exhibits to this Form 10-Q/A.

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

Series C Convertible Preferred Stock. As discussed in Note 15—Redeemable Preferred Securities—Series C Convertible Preferred Stock beginning on page F-53 of our Form 10-K/A in August 2003, we issued 8 million shares of our Series C convertible preferred stock due 2033 to CUSA. We accrue dividends on our Series C convertible preferred stock at a rate of 5.5% per annum. We made the first semi-annual dividend payment of $11 million on February 11, 2004. In July 2004, we declared a dividend of $11 million on our Series C convertible preferred stock to be paid on or before August 11, 2004.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

The reconciliation of basic earnings (loss) per share from continuing operations to diluted earnings (loss) per share from continuing operations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Income (loss) from continuing operations (4)	$27	$(286)	$83	$(191)
Convertible preferred stock dividends	(6)	(82)	(11)	(165)

Income (loss) from continuing operations for basic earnings (loss) per share	21	(368)	72	(356)
Effect of dilutive securities:
Interest on convertible subordinated debentures	2	—	3	—
Dividends on Series C convertible preferred stock (1)(4)	—	—	11	—

Income (loss) from continuing operations for diluted earnings per share	$23	$(368)	$86	$(356)

Basic weighted-average shares	378	373	377	372
Effect of dilutive securities:
Stock options	2	2	2	2
Convertible subordinated debentures	55	—	55	—
Series C convertible preferred stock (1)(4)	—	—	69	—

Diluted weighted-average shares (2)	435	375	503	374

Earnings (loss) per share from continuing operations
Basic (4)	$0.06	$(0.99)	$0.19	$(0.96)

Diluted (3)(4)	$0.05	$(0.99)	$0.17	$(0.96)

(1)	The diluted shares for the three months ended June 30, 2004 do not include the effect of the preferential conversion to Class B common stock of the Series C convertible preferred stock held by a ChevronTexaco subsidiary, as such inclusion would be anti-dilutive.
(2)	The diluted shares in 2003 do not include the effect of the preferential conversion to Class B common stock of the Series B Mandatorily Convertible Redeemable Preferred Stock previously held by a ChevronTexaco subsidiary, as such inclusion would be anti-dilutive.
(3)	When an entity has a net loss from continuing operations, SFAS No. 128, “Earnings per Share,” prohibits the inclusion of potential shares of common stock in the computation of diluted per-share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and six months ended June 30, 2003.
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

Note 9—Commitments and Contingencies

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 9, WHICH WAS PRESENTED IN OUR SECOND QUARTER 2004 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON AUGUST 4, 2004 IN ORDER TO REFLECT THE MATERIAL CHANGES IN OR UPDATES TO OUR MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF OUR 2003 FORM 10-K, DOES NOT REFLECT EVENTS OCCURRING AFTER AUGUST 4, 2004.    FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN, OR UPDATES TO, OUR MATERIAL LEGAL PROCEEDINGS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 4, 2004, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please read Note 2—Accounting Policies—Other Contingencies beginning on page F-15 of our Form 10-K/A for further discussion of our reserve policies. Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves or potential insurance coverage will be sufficient to cover the cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Summary of Recent Developments. As described in greater detail below, the following significant developments involving our material legal proceedings occurred since the original filing of our first quarter 2004 Form 10-Q:

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

Atlantigas Corp. Litigation. In November 2003, Atlantigas Corporation filed suit in Maryland against us and several other defendants alleging certain conspiracies between natural gas shippers and storage facilities. The complaint alleges that the interstate pipelines provided preferential storage and transportation services to their own unregulated marketing affiliate in return for percentages of the profits reaped by the marketing affiliate and that such conduct violated applicable FERC regulations and the federal antitrust laws and constituted common law tortious interference with contractual and business relations. In addition, we are alleged to have conspired with the other defendants to receive preferential natural gas storage and transportation services at off-tariff prices. The complaint seeks unspecified compensatory and punitive damages. Defendants are currently challenging plaintiff on the threshold issues of standing, statute of limitations and jurisdiction. These issues were fully briefed in February 2004 and a hearing date has been requested but not scheduled. We are analyzing these claims and intend to defend against them vigorously. We cannot predict with certainty whether we will incur any liability or to estimate the damages, if any, that we might incur in connection with this lawsuit.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

Contributions. In Note 20—Employee Compensation, Savings and Pension Plans—Contributions beginning on page F-79 of our Form 10-K/A, we reported that we expected to contribute approximately $13 million to our pension and other postretirement benefit plans in 2004. Due to the Pension Funding Equity Act of 2004, we are no longer required to make estimated quarterly contributions in 2004. However, under the terms of our agreement to sell Illinois Power to Ameren, we will be required to accelerate approximately $15 million to $20 million of future cash funding requirements at closing, which we expect will occur before the end of 2004.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

CRM business is included in Loss from discontinued operations on our unaudited condensed consolidated statements of operations. An offsetting benefit of $3 million is reflected in Income tax benefit (expense) on our unaudited condensed consolidated statements of operations.

Please read Note 8—Earnings (Loss) Per Share for a discussion of an error in our second quarter 2004 earnings news release, which was subsequently identified and corrected in the Original Filing, relating to the classification of a $13 million income tax benefit between continuing operations and discontinued operations.

Note 13—Segment Information

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Reportable segment information for the three- and six-month periods ended June 30, 2004 and 2003 is presented below:

Dynegy’s Segment Data for the Quarter Ended June 30, 2004

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$54	$689	$317	$404	$—	$1,464
Other	—	1	—	(25)	—	(24)

	54	690	317	379	—	1,440
Intersegment revenues	361	76	7	(195)	(249)	—

Total revenues	$415	$766	$324	$184	$(249)	$1,440

Depreciation and amortization	$(47)	$(25)	$—	$—	$(10)	$(82)
Operating income (loss)	$35	$75	$22	$90	$(89)	$133
Earnings from unconsolidated investments	50	2	—	—	—	52
Other items, net	—	(5)	—	(1)	(8)	(14)
Interest expense						(145)

Income from continuing operations before taxes						26
Income tax benefit						1

Income from continuing operations						27
Loss from discontinued operations, net of taxes						(19)

Net income						$8

Identifiable assets:
Domestic	$6,362	$1,670	$4,867	$2,353	$(2,199)	$13,053
Other	35	4	—	209	30	278

Total	$6,397	$1,674	$4,867	$2,562	$(2,169)	$13,331

Unconsolidated investments	$546	$80	$—	$—	$—	$626

Capital expenditures	$(44)	$(18)	$(33)	$—	$(3)	$(98)

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Dynegy’s Segment Data for the Quarter Ended June 30, 2003

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$104	$620	$321	$26	$—	$1,071
Other	—	—	—	(4)	—	(4)

	104	620	321	22	—	1,067
Intersegment revenues	244	61	7	(254)	(58)	—

Total revenues	$348	$681	$328	$(232)	$(58)	$1,067

Depreciation and amortization	$(49)	$(20)	$(30)	$—	$(17)	$(116)

Operating income (loss)	$16	$39	$35	$(360)	$(104)	$(374)
Earnings (losses) from unconsolidated investments	45	2	—	(9)	—	38
Other items, net	—	(5)	—	(3)	(1)	(9)
Interest expense						(109)

Loss from continuing operations before taxes						(454)
Income tax benefit						168

Loss from continuing operations						(286)
Loss from discontinued operations, net of taxes						(4)

Net loss						$(290)

Identifiable assets:
Domestic	$6,545	$1,774	$5,304	$3,447	$(2,409)	$14,661
Other	—	—	—	524	—	524

Total	$6,545	$1,774	$5,304	$3,971	$(2,409)	$15,185

Unconsolidated investments	$589	$95	$—	$2	$—	$686

Capital expenditures	$(56)	$(13)	$(36)	$—	$—	$(105)

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Dynegy’s Segment Data for the Six Months Ended June 30, 2004

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$100	$1,520	$769	$774	$—	$3,163
Other	2	1	—	(69)	—	(66)

	102	1,521	769	705	—	3,097
Intersegment revenues	754	146	12	(543)	(369)	—

Total revenues	$856	$1,667	$781	$162	$(369)	$3,097

Depreciation and amortization	$(95)	$(45)	$(10)	$—	$(20)	$(170)

Operating income (loss)	$88	$142	$76	$77	$(142)	$241
Earnings from unconsolidated investments	88	4	—	—	—	92
Other items, net	—	(9)	1	2	3	(3)
Interest expense						(277)

Income from continuing operations before taxes						53
Income tax benefit						30

Income from continuing operations						83
Loss from discontinued operations, net of taxes						(5)

Net income						$78

Identifiable assets:
Domestic	$6,362	$1,670	$4,867	$2,353	$(2,199)	$13,053
Other	35	4	—	209	30	278

Total	$6,397	$1,674	$4,867	$2,562	$(2,169)	$13,331

Unconsolidated investments	$546	$80	$—	$—	$—	$626

Capital expenditures	$(58)	$(27)	$(61)	$—	$(5)	$(151)

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Dynegy’s Segment Data for the Six Months Ended June 30, 2003

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$221	$1,598	$776	$346	$—	$2,941
Other	—	—	—	5	—	5

	221	1,598	776	351	—	2,946
Intersegment revenues	530	134	15	(491)	(188)	—

Total revenues	$751	$1,732	$791	$(140)	$(188)	$2,946

Depreciation and amortization	$(91)	$(40)	$(60)	$(1)	$(39)	$(231)

Operating income (loss)	$99	$90	$94	$(322)	$(148)	$(187)
Earnings from unconsolidated investments	84	5	—	2	—	91
Other items, net	3	(10)	—	23	(4)	12
Interest expense						(219)

Loss from continuing operations before taxes						(303)
Income tax benefit						112

Loss from continuing operations						(191)
Loss from discontinued operations, net of taxes						(7)
Cumulative effect of change in accounting principles, net of taxes						55

Net loss						$(143)

Identifiable assets:
Domestic	$6,545	$1,774	$5,304	$3,447	$(2,409)	$14,661
Other	—	—	—	524	—	524

Total	$6,545	$1,774	$5,304	$3,971	$(2,409)	$15,185

Unconsolidated investments	$589	$95	$—	$2	$—	$686

Capital expenditures	$(93)	$(25)	$(68)	$—	$(3)	$(189)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Interim Periods Ended June 30, 2004 and 2003

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K. As discussed in the Introductory Note to this Amendment No. 1, the financial information contained in this Form 10-Q/A has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements. We have also amended our 2003 Annual Report on Form 10-K, most recently with Amendment No. 2 thereto filed with the SEC on January 18, 2005. The restatements to the financial statements contained in the Form 10-K and related information are further described in the Form 10-K/A, and this Amendment No. 1 should be read together with the Form 10-K/A. The following discussion contains forward-looking statements. Please read “Factors Affecting Future Results of Operations” and “Uncertainty of Forward-looking Statements” below for a discussion of the limitations inherent in these statements.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING.    SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 4, 2004, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

Since the filing of our first quarter 2004 Form 10-Q in May 2004, we have continued our efforts to restructure our company to align more closely our asset base with our business strategy. Significant developments during this period include the following:

•	In May 2004, we replaced our $1.1 billion credit facility scheduled to mature in February 2005 with a new $1.3 billion credit facility. This new facility, which is described in more detail in “—Liquidity and Capital Resources—Debt Obligations,” is comprised of a revolving credit facility and a term loan, which are scheduled to mature in May 2007 and May 2010, respectively.

•	In June 2004, we reached agreements to exit four long-term natural gas transportation agreements. We paid $20 million in June and are required to pay another $42 million in the first quarter 2005 under these agreements, in exchange for which we will discharge our obligations to make fixed capacity payments from April 2005 through 2014 aggregating $295 million. Please read “—Results of Operations—Operating Income (Loss)—CRM” for a discussion of the $88 million pre-tax gain we realized in the second quarter 2004 in connection with the exit from these agreements.

•	In July 2004, we completed the sales of our 50% ownership interests in each of the 424 MW Oyster Creek generating facility and the 123 MW Michigan Power generating facility. We received approximately $104 million in aggregate net cash proceeds from these transactions.

•	In July 2004, we entered into agreements to sell our 50% ownership in each of the 310 MW Hartwell generating facility and the 310 MW Commonwealth generating facility. We expect to close these transactions, which are subject to regulatory and bank approvals and other closing conditions, in the fourth quarter 2004.

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

Of the $600 million in proceeds from the term loan drawn at closing, approximately $19 million was used to pay fees and expenses incurred in connection with the closing of the new credit facility. We also used a portion of these proceeds to replace letters of credit and to otherwise satisfy collateral obligations to avoid incurring the letter of credit fees imposed on letters of credit under the revolving credit facility. We intend to use approximately $150 million of these proceeds to pre-pay indebtedness and other amounts owed in connection with the ABG Gas Supply financing, as required by the new credit facility. We are currently in discussions with the participants in that financing to pre-pay the indebtedness and other obligations. If we do not reach agreement, we will seek a waiver of, or an amendment to, this requirement under the credit facility. The remaining proceeds, subject to specified restrictions in the credit facility, are available for general corporate purposes. Please read “—Cash on Hand” below for further discussion. Borrowings under the term loan will bear interest, at DHI’s option, at (i) a base rate plus 3.00% per annum or (ii) LIBOR plus 4.00% per annum. Please read Note 6—Debt for further discussion of our new credit facility.

Other transactions impacting the change in our debt maturities in the second quarter 2004 include the following:

•	$20 million in amortizing payments on the ABG Gas Supply financing;

•	$15 million in mandatory pre-payments on the ChevronTexaco junior notes; and

•	$21 million in amortizing payments on Illinois Power’s transitional funding trust notes.

As a result of our efforts, our aggregate maturities for long-term debt as of June 30, 2004 were as follows:

Period	Total		Illinois Power (1)		Total Less Illinois Power (1)
			(in millions)
2004	$150	(2)	$107	(2)	$43
2005	264		156		108
2006	136		86		50
2007	276		86		190
2008	317		86		231
Thereafter	5,472		1,367		4,105

(1)	If the Ameren transaction closes as expected before the end of 2004, Ameren will assume Illinois Power’s then outstanding indebtedness. Please read Note 6—Debt for further discussion of our outstanding debt.

(2)	Our maturities for the 2004 period have been reduced by approximately $15 million in cash collected from customers and funded, since the issuance of the Transitional Funding Trust Notes in December 1998, to the Illinois Power Special Purpose Trust, as described in Note 12—Debt—Illinois Power Transitional Funding Trust Notes on page F-46 of our Form 10-K/A. This cash will be refunded to us after the Transitional Funding Trust Notes are paid in full in 2008.

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

We have incurred significant debt service obligations in the course of extending our debt maturities. Please read Note 4—Risk Management Activities and Accumulated Other Comprehensive Loss—Fair Value Hedges for a discussion of the derivative instruments we use to hedge the interest rates associated with these obligations, including those entered into in July 2004. We also are subject to covenants in the related transaction agreements that are substantially more restrictive than those typically found in financing agreements of borrowers with investment grade credit ratings, including covenants limiting our ability to incur additional debt and sell certain assets. We are currently in compliance with these restrictive covenants, but our future financial condition and results of operations could be materially adversely affected by our ability to comply with these restrictive covenants in the future.

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

The increase in collateral postings since December 31, 2003, relates primarily to the following:

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

In June 2004, we reached agreements to exit four natural gas transportation agreements. We paid $20 million in June 2004 and are required to pay another $42 million in the first quarter 2005 under these agreements, in exchange for which we will discharge our obligations to make fixed capacity payments aggregating $295 million from April 2005 through 2014. As a result, our capacity payments of $2,852 million as reported on page 11 of our Form 10-K/A have been reduced by approximately $22 million in 2005, $31 million in each of the years ended 2006 through 2008, and $180 million thereafter. Please read “—Results of Operations—Operating Income (Loss)—CRM” for a discussion of the $88 million pre-tax gain we recorded in the second quarter 2004 in connection with these agreements.

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

Revolver Capacity. In May 2004, DHI entered into a new $1.3 billion credit facility, consisting of a $600 million term loan and a $700 million revolving credit facility. This $700 million revolving credit facility, which is scheduled to mature in May 2007, is our primary credit facility. We currently have no drawn amounts under this facility, although as of July 30, 2004, we had $177 million in letters of credit issued under the facility. Our ability to borrow and/or issue letters of credit under a revolving credit facility could become increasingly important to our liquidity and financial condition, particularly if we are unable to generate operating cash flows relative to our substantial debt obligations and ongoing operating requirements or to realize the asset sale proceeds we anticipate during 2004. Please read Note 6—Debt for further discussion of our new credit facility.

Current Liquidity. The following table summarizes our consolidated credit capacity and liquidity position at July 30, 2004, June 30, 2004 and December 31, 2003:

	July 30, 2004		June 30, 2004		December 31, 2003
	(in millions)
Total Revolver Capacity	$700	(1)	$700	(1)	$1,100
Outstanding Letters of Credit Under Revolving Credit Facility	(177)		(171)		(188)

Unused Revolver Capacity	523		529		912
Cash	712	(2)(3)	837	(2)(3)	477

Total Available Liquidity	$1,235	(4)	$1,366	(4)	$1,389

(1)	Please read Note 6—Debt for a discussion of our new credit facility.
(2)	The July 30, 2004 and June 30, 2004 amounts include approximately $44 million of cash that remains in Canada and the U.K. that is associated primarily with contingent liabilities relating to our former Canadian and U.K. marketing and trading operations.
(3)	The reduction in cash from June 30, 2004 to July 30, 2004 primarily results from approximately $150 million in payments on debt obligations, as further described above under “—Liquidity and Capital Resources—Debt Obligations,” together with cash outflows from operations, which more than offset the $104 million in proceeds from the sales of the Oyster Creek and Michigan Power generating facilities.
(4)	Includes approximately $17 million and $42 million, respectively, of liquidity at Illinois Power. Please read Item 1. Business—Regulation beginning on page 21 of our Form 10-K for a discussion of ICC regulations that restrict our ability to receive cash dividends from Illinois Power.

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

Our desire or ability to effect these or any other non-core asset sales is subject to a number of factors, many of which are beyond our control, including the market for the assets and investments not yet subject to a sale agreement, the receipt of any regulatory and other approvals that may be required and the willingness of lenders and other counterparties to consent to a proposed transaction. Accordingly, we cannot guarantee that the pending sales or any other sales will be consummated or that the expected proceeds will be received. In addition, if the sales are consummated, we are required to use a portion of the proceeds in accordance with the restrictive covenants contained in the indenture governing the junior notes. Please read Note 12—Debt—Junior Unsecured Subordinated Notes beginning on page F-47 of our Form 10-K/A for a discussion of the mandatory prepayment provisions of the junior notes indenture.

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

Quarter Ended June 30, 2004

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$35	$75	$22	$90	$(89)	$133
Earnings from unconsolidated investments	50	2	—	—	—	52
Other items, net	—	(5)	—	(1)	(8)	(14)
Interest expense						(145)

Income from continuing operations before taxes						26
Income tax benefit						1

Income from continuing operations						27
Loss from discontinued operations, net of taxes						(19)

Net income						$8

Quarter Ended June 30, 2003

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$16	$39	$35	$(360)	$(104)	$(374)
Earnings (losses) from unconsolidated investments	45	2	—	(9)	—	38
Other items, net	—	(5)	—	(3)	(1)	(9)
Interest expense						(109)

Loss from continuing operations before taxes						(454)
Income tax benefit						168

Loss from continuing operations						(286)
Loss from discontinued operations, net of taxes						(4)

Net loss						$(290)

The following table provides summary segmented operating statistics for the three months ended June 30, 2004 and 2003, respectively.

	Quarter Ended June 30,
	2004	2003
Power Generation
Million megawatt hours generated—gross	9.0	8.7
Million megawatt hours generated—net	8.6	8.3
Average natural gas price—Henry Hub ($/MMbtu) (1)	$6.09	$5.63
Average on-peak market power prices ($/MW hour)
Cinergy	$45	$33
Commonwealth Edison	$44	$33
Southern	$52	$40
New York—Zone G	$63	$58
ERCOT	$54	$55
SP-15	$55	$51

Natural Gas Liquids
Gross NGL production (MBbls/d):
Field plants	56.1	60.0
Straddle plants	23.6	26.4

Total gross NGL production	79.7	86.4

Natural gas (residue) sales (Bbtu/d)	181.9	167.0

Natural gas inlet volumes (MMCFD):
Field plants	529.9	581.4
Straddle plants	785.1	1,199.4

Total natural gas inlet volumes	1,315.0	1,780.8

Fractionation volumes (MBbls/d)	213.1	188.2
Natural gas liquids sold (MBbls/d)	252.3	275.6
Average commodity prices:
Crude oil—WTI ($/Bbl)	$38.51	$29.31
Natural gas—Henry Hub ($/MMbtu) (2)	$6.00	$5.40
Natural gas liquids ($/Gal)	$0.64	$0.51
Fractionation spread ($/MMBtu)—daily	$1.15	$0.46

Regulated Energy Delivery
Electric sales in KWH (millions)
Residential	1,135	998
Commercial	1,118	1,052
Industrial	1,371	1,648
Transportation of customer-owned electricity	803	601
Other	90	88

Total electric sales	4,517	4,387

Gas sales in Therms (millions)
Residential	34	35
Commercial	16	16
Industrial	10	18
Transportation of customer-owned gas	56	57

Total gas delivered	116	126

Cooling degree days—actual (3)	373	198
Cooling degree days—10-year rolling average	373	364
Heating degree days—actual (4)	388	469
Heating degree days—10-year rolling average	453	431

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.
(3)	A Cooling Degree Day (CDD) represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in our service area. The CDDs for a period of time are computed by adding the CDDs for each day during the period.
(4)	A Heating Degree Day (HDD) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in our service area. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2004 tax item, affecting net income (loss) for the periods presented.

	Quarter Ended June 30, 2004
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$—	$—	$1	$—	$1
Legal and settlement charges	—	2	1	—	(42)	(39)
Illinois Power asset impairment	—	—	(48)	—	—	(48)
Acceleration of financing costs	—	—	—	—	(14)	(14)
Taxes	—	—	—	—	(9)	(9)
Gas transportation contracts	—	—	—	88	—	88
Gain on sale of Indian Basin	—	36	—	—	—	36

Total	$—	$38	$(47)	$89	$(65)	$15

	Quarter Ended June 30, 2003
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$(1)	$—	$4	$(6)	$(3)
Southern Power settlement	—	—	—	(133)	—	(133)
Sithe power tolling contract	—	—	—	(132)	—	(132)
Legal charges	—	—	—	—	(50)	(50)
Kroger settlement	—	—	—	(30)	—	(30)
Gain on sale of Hackberry LNG	—	10	—	2	—	12

Total	$—	$9	$—	$(289)	$(56)	$(336)

Operating Income (Loss)

Operating income (loss) was $133 million for the quarter ended June 30, 2004, compared to $(374) million for the quarter ended June 30, 2003.

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

NGL. Operating income for the NGL segment was $75 million for the quarter ended June 30, 2004, compared to $39 million for the quarter ended June 30, 2003. Operating income for the second quarter 2004 included a $36 million gain associated with the sale of our financial interest in Indian Basin, offset by increased depreciation expense of $6 million due to an adjustment to accumulated depreciation and an asset impairment of $5 million; operating income for the second quarter 2003 included a $10 million gain on the sale of our ownership interest in the Hackberry LNG project. Please read Note 2—Dispositions, Contract Terminations and Discontinued Operations for further discussion. Also, please read Item 1. Business—Segment Discussion—Natural Gas Liquids beginning on page 7 of our Form 10-K for a detailed description of the NGL segment, including its contract portfolio.

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

REG. Operating income for the REG segment was $22 million for the quarter ended June 30, 2004, compared to $35 million for the quarter ended June 30, 2003. Operating income for the quarter ended June 30, 2004 includes a $48 million charge for the impairment of assets associated with this segment. Additionally, we stopped depreciating our Illinois Power assets on February 1, 2004, as they are classified as held for sale, which resulted in a benefit to operating income of $30 million compared to the quarter ended June 30, 2003.

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

CRM. Operating income for the CRM segment was $90 million for the quarter ended June 30, 2004, compared to a loss of $360 million for the quarter ended June 30, 2003. In June 2004, we reached agreements to exit four natural gas transportation contracts, which we originally entered into to secure firm pipeline capacity in support of our third-party marketing and trading business. In exchange for exiting these obligations, we paid $20 million in June 2004 and will pay an additional $42 million in the first quarter 2005. These payments eliminate approximately $295 million in aggregate fixed capacity payments from April 2005 through 2014. In connection with the exit from these contracts, we reversed an aggregate liability of $148 million, resulting in a net pre-tax gain of $88 million. This segment’s results for the second quarter 2004 also reflect the impact of fixed payments on our remaining power tolling arrangements in excess of realized margins on power generated and sold. In addition, results for the second quarter 2004 include $10 million in gains associated with the mark-to-market value of certain legacy gas contracts which had previously been accounted for on an accrual basis. Results for the second quarter 2003 include a $133 million charge associated with the settlement of power tolling arrangements with Southern Power, $132 million in mark-to-market losses on contracts associated with our Sithe Independence power tolling arrangement and a $30 million charge associated with the settlement of power supply agreements with Kroger. Additionally, 2003 results include losses associated with fixed payments on power tolling arrangements in excess of realized margins on power generated and sold pursuant to these agreements.

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

Income Tax Benefit

We reported an income tax benefit during the quarter ended June 30, 2004 of $1 million. The 2004 effective tax rate was 37%, compared to 37% in 2003. The 2004 effective rate includes an $8 million benefit related to the release of reserves upon the conclusion of prior year tax audits and a $3 million benefit related to a reduction in a deferred tax capital losses valuation allowance associated with anticipated gains on asset sales. Please read Note 12—Income Taxes for further discussion. Excluding these items from the 2004 calculation would result in an effective tax rate of 38%. In general, differences between these effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax basis differences.

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

Six Months Ended June 30, 2004

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$88	$142	$76	$77	$(142)	$241
Earnings from unconsolidated investments	88	4	—	—	—	92
Other items, net	—	(9)	1	2	3	(3)
Interest expense						(277)

Income from continuing operations before taxes						53
Income tax benefit						30

Income from continuing operations						83
Loss from discontinued operations, net of taxes						(5)

Net income						$78

Six Months Ended June 30, 2003

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$99	$90	$94	$(322)	$(148)	$(187)
Earnings from unconsolidated investments	84	5	—	2	—	91
Other items, net	3	(10)	—	23	(4)	12
Interest expense						(219)

Loss from continuing operations before taxes						(303)
Income tax benefit						112

Loss from continuing operations						(191)
Loss from discontinued operations, net of taxes						(7)
Cumulative effect of change in accounting principles, net of taxes						55

Net loss						$(143)

The following table provides summary segmented operating statistics for the six months ended June 30, 2004 and 2003, respectively.

	Six Months Ended June 30,
	2004	2003
Power Generation
Million megawatt hours generated—gross	19.6	18.6
Million megawatt hours generated—net	18.7	17.7
Average natural gas price—Henry Hub ($/MMbtu) (1)	$5.86	$6.00
Average on-peak market power prices ($/MW hour)
Cinergy	$43	$42
Commonwealth Edison	$42	$40
Southern	$47	$44
New York—Zone G	$63	$67
ERCOT	$49	$56
SP-15	$52	$53

Natural Gas Liquids
Gross NGL production (MBbls/d):
Field plants	57.0	58.1
Straddle plants	23.8	26.6

Total gross NGL production	80.8	84.7

Natural gas (residue) sales (Bbtu/d)	182.4	171.3
Natural gas inlet volumes (MMCFD):
Field plants	551.3	574.6
Straddle plants	826.7	1,296.3

Total natural gas inlet volumes	1,378.0	1,870.9

Fractionation volumes (MBbls/d)	199.0	181.9
Natural gas liquids sold (MBbls/d)	276.9	319.7
Average commodity prices:
Crude oil—WTI ($/Bbl)	$36.64	$31.86
Natural gas—Henry Hub ($/MMbtu) (2)	$5.84	$6.00
Natural gas liquids ($/Gal)	$0.63	$0.56
Fractionation spread ($/MMBtu)—daily	$1.27	$0.42

Regulated Energy Delivery
Electric sales in KWH (millions)
Residential	2,590	2,431
Commercial	2,172	2,110
Industrial	2,691	3,053
Transportation of customer-owned electricity	1,432	1,150
Other	188	187

Total electric sales	9,073	8,931

Gas sales in Therms (millions)
Residential	194	220
Commercial	74	88
Industrial	29	41
Transportation of customer-owned gas	125	122

Total gas delivered	422	471

Cooling degree days—actual (3)	373	198
Cooling degree days—10-year rolling average	374	364
Heating degree days—actual (4)	3,096	3,404
Heating degree days—10-year rolling average	3,131	3,018

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.
(3)	A Cooling Degree Day (CDD) represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in our service area. The CDDs for a period of time are computed by adding the CDDs for each day during the period.
(4)	A Heating Degree Day (HDD) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in our service area. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2004 tax item, affecting net income (loss) for the periods presented.

	Six Months Ended June 30, 2004
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$—	$—	$18	$3	$21
Legal and settlement charges	2	2	(1)	—	(57)	(54)
Illinois Power asset impairment	—	—	(54)	—	—	(54)
Loss on anticipated sale of Illinois Power	—	—	(15)	—	—	(15)
Acceleration of financing costs	—	—	—	—	(14)	(14)
Gas transportation contracts	—	—	—	88	—	88
Gain on sale of Indian Basin	—	36	—	—	—	36
Gain on sale of Hackberry LNG	—	17	—	—	—	17
Taxes	—	—	—	—	30	30

Total	$2	$55	$(70)	$106	$(38)	$55

	Six Months Ended June 30, 2003
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$(1)	$—	$(11)	$(4)	$(16)
Southern Power settlement	—	—	—	(133)	—	(133)
Kroger settlement	—	—	—	(30)	—	(30)
Sithe power tolling contract	—	—	—	(132)	—	(132)
Legal charges	—	—	—	—	(50)	(50)
Gain on sale of Hackberry LNG	—	10	—	2	—	12
Cumulative effect of change in accounting principles	47	—	(3)	43	—	87

Total	$47	$9	$(3)	$(261)	$(54)	$(262)

Operating Income (Loss)

Operating income (loss) was $241 million for the six months ended June 30, 2004, compared to ($187) million for the six months ended June 30, 2003.

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

NGL. Operating income for the NGL segment was $142 million for the six months ended June 30, 2004, compared to $90 million for the six months ended June 30, 2003. Operating income for the six months ended June 30, 2004 included pre-tax gains of $17 million and $36 million, respectively, from our Hackberry LNG and Indian Basin sales, offset by increased depreciation expense of $6 million due to an adjustment to accumulated depreciation and an asset impairment of $5 million; operating income for the six months ended June 30, 2003 included a $10 million gain on the sale of our ownership interest in the Hackberry LNG facility and a $3 million gain associated with the expiration of an environmental guarantee. Please read Note 2—Dispositions, Contract Terminations and Discontinued Operations for further discussion. Also, please read Item 1. Business—Segment Discussion—Natural Gas Liquids beginning on page 7 of our Form 10-K for a detailed description of the NGL segment, including its contract portfolio.

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

REG. Operating income for the REG segment was $76 million for the six months ended June 30, 2004, compared to $94 million for the six months ended June 30, 2003. The 2004 period includes a $15 million charge related to the anticipated sale of Illinois Power and a $54 million charge for the impairment of assets associated with this segment. We also stopped depreciating our Illinois Power assets on February 1, 2004, as they are classified as held for sale, which resulted in a benefit to operating income of $50 million compared to the six months ended June 30, 2003.

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

Income Tax Benefit

We reported an income tax benefit during the six months ended June 30, 2004 of $30 million. The 2004 effective tax rate was (13)%, compared to 37% in 2003. The 2004 tax benefit includes a $47 million benefit related to a reduction in a deferred tax capital losses valuation allowance associated with anticipated gains on asset sales and a $3 million benefit related to the release of reserves upon the conclusion of prior year tax audits. Please read Note 12—Income Taxes for further discussion. Excluding these items from the 2004 calculation would result in an effective tax rate of 38%. In general, differences between these effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax basis differences.

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

REG Outlook. Future results of operations for the REG segment may be affected, either positively or negatively, by regulatory actions (with respect to rates or otherwise), general economic conditions, weather and customers choosing to utilize competitive alternate service providers. Also, the effects of the REG segment on our consolidated results of operations will be significantly impacted by our ability to consummate the pending sale of Illinois Power to Ameren. Additionally, we may record incremental impairments in this segment approximating $40 million to $50 million during the remainder of 2004. The amount of such impairments depends on various factors, including the timing of the closing of the transaction, capital expenditures prior to closing and other matters.

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

Our net cash provided by operating activities totaled $440 million for the six months ended June 30, 2003. Cash provided in 2003 primarily relates to collateral returns, settlements of risk management assets and sales of natural gas in storage from our CRM business, a $110 million income tax refund reflected in Other and the operational performances of our GEN, NGL and REG segments. Our GEN segment provided cash flows of $141million largely due to strong commodity prices. Similarly, our NGL segment contributed cash flows from operations of $38 million due to increasing commodity prices, which benefited our upstream and marketing businesses, offset by higher prepayments. Our REG segment contributed operating cash flows of $87 million, primarily from normal operating conditions and withdrawals of gas from storage. General and administrative costs and continued extinguishment of liabilities during our exit from our communications business partially offset these positive operational cash flows during the six months ended June 30, 2003.

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

During the second and third quarter 2004, we identified deficiencies in our internal controls over financial reporting, including matters relating to system access and system implementation controls, segregation of duties and documentation of controls and procedures and their effective operation and monitoring. We have also identified deficiencies in our tax accounting and tax reconciliation controls and processes that make this an area of particular focus. These deficiencies contributed to an error in our second quarter 2004 earnings news release relating to the classification of a $13 million income tax benefit between continuing operations and discontinued

operations. For further discussion of this error, which was identified after the issuance of our second quarter 2004 earnings news release and was corrected in the Original Filing, please read Note 8—Earnings (Loss) per Share. Additionally, in the third quarter 2004, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. We identified these deficiencies and promptly brought them to the attention of our audit and compliance committee and independent auditors. Accordingly, in this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements. For further information, please see the Explanatory Note beginning on page 9. We believe we have addressed these tax deficiencies, by taking the following steps to improve our internal controls around our tax accounting and tax reconciliation controls and processes:

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

DYNEGY INC.

PART II. OTHER INFORMATION

Item 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are included as exhibits to this Form 10-Q/A:

10.1	Amended and Restated Credit Agreement dated as of May 28, 2004 among Dynegy Holdings Inc., as Borrower, Dynegy Inc., as Parent Guarantor, the Other Guarantors Party Thereto, the Lenders Party Thereto and Various Other Parties Thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. filed on June 1, 2004, File No. 1-15659).

*10.2	Amendment No. 1 to Collateral Trust and Intercreditor Agreement, dated as of May 28, 2004, among Dynegy Holdings Inc., various grantors named therein, JPMorgan Chase Bank, as collateral agent, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee.

+31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Previously filed.
**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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