Form 10-Q/A
period 2004-09-30
DYNEGY INC /IL/
filed 2005-01-19
CIK 879215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

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

DYNEGY INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets (Restated):
September 30, 2004 and December 31, 2003	4

Condensed Consolidated Statements of Operations:
For the three and nine months ended September 30, 2004 and 2003	5

Condensed Consolidated Statements of Cash Flows:
For the nine months ended September 30, 2004 and 2003	6

Condensed Consolidated Statements of Comprehensive Income (Loss):
For the three and nine months ended September 30, 2004 and 2003	7

Notes to Condensed Consolidated Financial Statements	8

Item 4. CONTROLS AND PROCEDURES	47

PART II. OTHER INFORMATION

Item 6. EXHIBITS	49

Introductory Note

Dynegy Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the effect of a $7 million balance sheet reclassification on our historical unaudited condensed consolidated financial statements and related information, as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2004, which was originally filed on November 15, 2004 (the “Original Filing”). This item is discussed in more detail in the Introductory Note to the accompanying unaudited condensed consolidated financial statements beginning on page 8. Revised financial information for the periods presented reflecting this reclassification was previously included in our Annual Report on Form 10-K for the year December 31, 2003, which was most recently amended by Amendment No. 2 thereto filed with the SEC on January 18, 2005 (the “Form 10-K/A”). The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K/A. The following Items of the Original Filing are amended by this Amendment No. 1:

Item	1. Condensed Consolidated Financial Statements

Item 4. Controls and Procedures

Item	6. Exhibits and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 15, 2004, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DEFINITIONS

As used in this Form 10-Q, the abbreviations listed below have the following meanings:

ARO	Asset retirement obligation
Bbtu/d	Billions of British thermal units per day
Cal ISO	The California Independent System Operator
Cal PX	The California Power Exchange
CDWR	California Department of Water Resources
CFTC	Commodity Futures Trading Commission
CPUC	California Public Utilities Commission
CRM	Our customer risk management business segment
CUSA	Chevron U.S.A. Inc., a wholly owned subsidiary of ChevronTexaco
$/Bbl	Dollars per barrel
$/Gal	Dollars per gallon
DGC	Dynegy Global Communications
DHI	Dynegy Holdings Inc., our primary financing subsidiary
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services
DPM	Dynegy Power Marketing Inc.
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Form 8-K	Our Current Report on Form 8-K filed on September 22, 2004
Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004, as amended by Amendment No. 1 on Form 10-K/A filed on July 20, 2004
Form 10-K/A	Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on January 18, 2005
Form 10-Q/A	Amendment No. 1 to our Form 10-Q for the quarter ended September 30, 2004
GAAP	Accounting principles generally accepted in the United States of America
GEN	Our power generation business segment
ICC	Illinois Commerce Commission
KWH	Kilowatt hours
kW-yr	Kilowatts per year
LIBOR	The London Interbank Offered Rate
LNG	Liquefied natural gas
MBbls/d	Thousands of barrels per day
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	Millions of British thermal units
MMCFD	Million cubic feet per day
MW	Megawatt
MWh	Megawatt hour
NGL	Our natural gas liquids business segment
NOV	Notice of Violation
NSPS	New Source Performance Standard
Original Filing	Our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 15, 2004
PGA	Purchase Gas Adjustment
PPO	Power Purchase Option
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
REG	Our regulated energy delivery business segment
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SPE	Special Purpose Entity
VaR	Value at Risk
VIE	Variable Interest Entity
WEN	Our former wholesale energy business segment

DYNEGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except share data)

See Explanatory Note

	September 30, 2004	December 31, 2003
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$926	$477
Restricted cash	—	19
Accounts receivable, net of allowance for doubtful accounts of $161 and $184, respectively	698	1,010
Accounts receivable, affiliates	19	25
Inventory	260	279
Assets from risk-management activities	797	818
Prepayments and other current assets	463	402

Total Current Assets	3,163	3,030

Property, Plant and Equipment	7,774	9,867
Accumulated depreciation	(1,626)	(1,664)

Property, Plant and Equipment, Net	6,148	8,203
Other Assets
Unconsolidated investments	459	612
Assets from risk-management activities	634	629
Goodwill	15	15
Other long-term assets	312	472

Total Assets	$10,731	$12,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$553	$664
Accounts payable, affiliates	84	74
Accrued liabilities and other current liabilities	510	669
Liabilities from risk-management activities	879	838
Notes payable and current portion of long-term debt	24	245
Current portion of long-term debt to affiliates	125	86

Total Current Liabilities	2,175	2,576

Long-term debt	4,151	5,124
Long-term debt to affiliates	200	769

Long-Term Debt	4,351	5,893
Other Liabilities
Liabilities from risk-management activities	718	746
Deferred income taxes	526	524
Other long-term liabilities	355	743

Total Liabilities	8,125	10,482

Minority Interest	108	121
Commitments and Contingencies (Note 9)
Redeemable Preferred Securities, redemption value of $400 at September 30, 2004 and $411 at December 31, 2003	400	411
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at September 30, 2004 and December 31, 2003; 284,699,441 and 280,350,169 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2,858	2,848
Class B Common Stock, no par value, 360,000,000 shares authorized at September 30, 2004 and December 31, 2003; 96,891,014 shares issued and outstanding at September 30, 2004 and December 31, 2003	1,006	1,006
Additional paid-in capital	47	41
Subscriptions receivable	(8)	(8)
Accumulated other comprehensive loss, net of tax	(24)	(20)
Accumulated deficit	(1,713)	(1,852)
Treasury stock, at cost, 1,679,183 shares at September 30, 2004 and December 31, 2003	(68)	(68)

Total Stockholders’ Equity	2,098	1,947

Total Liabilities and Stockholders’ Equity	$10,731	$12,961

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 15, 2004 (THE DATE OF THE ORIGINAL FILING).  FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 15, 2004, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

Explanatory Note

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

Deferred Income Tax Accounts. As discussed in the Form 8-K, and as previously disclosed in our second quarter 2004 Form 10-Q, we undertook an evaluation of our tax accounting and reconciliation controls and

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

processes, including a tax basis balance sheet review, which we have recently completed. Through this initiative, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. The cumulative impact of these adjustments was a reduction to our deferred tax liability reflected on our December 31, 2003 balance sheet of $154 million.

Additionally, we determined that one of the adjustments to our deferred income tax accounts arose through the purchase accounting entries recorded at the time of our acquisition of Illinois Power. In order to properly reflect the impact of the adjustment, our previously disclosed goodwill impairment recorded in the fourth quarter 2003 will be reduced by approximately $70 million. This reduction offsets the $139 million increase discussed in “—Impairment of Illinois Power” above.

The restatement for the foregoing items had no effect on our previously reported net income for the nine months ended September 30, 2004 or 2003.

In the Original Filing, the entire $154 million adjustment to our deferred income tax accounts was applied to accumulated deficit. However, in the process of completing our allocation of the adjustment to the appropriate periods, we determined that $7 million of the adjustments should have been applied to other long-term liabilities at December 31, 2003. Our unaudited condensed consolidated financial statements have been restated to reflect this item. The table below summarizes the impact on our December 31, 2003 and September 30, 2004 balance sheets:

	September 30, 2004	December 31, 2003
	(in millions)
Deferred income taxes
As previously reported in our Original Filing	$533	$524
Adjustment	(7)	—

As restated	$526	$524

Other long-term liabilities
As previously reported in our Original Filing	$355	$750
Adjustment	—	(7)

As restated	$355	$743

Accumulated deficit
As previously reported in our Original Filing	$(1,720)	$(1,859)
Adjustment	7	7

As restated	$(1,713)	$(1,852)

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

Balance Sheet Summary. The table below summarizes the effects of both items discussed above on our December 31, 2003 balance sheet:

December 31, 2003
(in millions)
Total Assets
As previously reported	$13,293
Impairment of Illinois Power	(332)

As restated	$12,961

Total Liabilities
As previously reported	$10,716
Impairment of Illinois Power	(73)
Deferred income tax accounts	(161)

As restated	$10,482

Stockholder’s Equity
As previously reported	$2,045
Impairment of Illinois Power	(259)
Deferred income tax accounts	161

As restated	$1,947

Note 1—Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our Form 10-K/A and the Explanatory Note above.

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted SFAS No. 143, which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, effective January 1, 2003. Under SFAS No. 143, an ARO is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

long- lived asset by an amount equal to the ARO. In each subsequent period, the liability is accreted towards the ultimate obligation amount and the capitalized ARO costs are depreciated over the useful life of the related asset.

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

Series C Convertible Preferred Stock. As discussed in Note 15—Redeemable Preferred Securities—Series C Convertible Preferred Stock beginning on page F-53 of our Form 10-K/A, in August 2003 we issued 8 million shares of our Series C convertible preferred stock due 2033 to CUSA as a part of a restructuring of our Series B Preferred Stock. The restructuring resulted in a preferred stock dividend gain of $1.2 billion, reflected on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2003.

We accrue dividends on our Series C convertible preferred stock at a rate of 5.5% per annum. We made the first semi-annual dividend payment of $11 million on February 11, 2004. On August 11, 2004, we made our second semi-annual dividend payment of $11 million.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

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

Note 9—Commitments and Contingencies

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 9, WHICH WAS PRESENTED IN OUR THIRD QUARTER 2004 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON NOVEMBER 15, 2004 IN ORDER TO REFLECT THE MATERIAL CHANGES IN OR UPDATES TO OUR MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF OUR 2003 FORM 10-K, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 15, 2004. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN, OR UPDATES TO, OUR MATERIAL LEGAL PROCEEDINGS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 15, 2004, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

Set forth below is a description of our material legal proceedings. In addition to the matters described below, we are party to legal proceedings arising in the ordinary course of business. In management’s opinion, the

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please read Note 1—Accounting Policies—Other Contingencies for further discussion of our reserve policies. Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves or potential insurance coverage will be sufficient to cover the cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

Summary of Recent Developments. As described in greater detail below, the following significant developments involving our material legal proceedings occurred since the original filing of our second quarter 2004 Form 10-Q:

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

In November 2002, several environmental groups filed suit in the Supreme Court of the State of New York seeking, among other things, a declaratory judgment that the Danskammer water intake and discharge permit expired because of alleged deficiencies in the renewal application process. In September 2004, the Court ruled that the water intake and discharge permit for our Danskammer facility is void, but stayed the enforcement of the decision pending further review by the Court or by the Appellate Division.

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated and Unaudited)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

(Restated and Unaudited)

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

During the second and third quarter 2004, we identified deficiencies in our internal controls over financial reporting, including matters relating to system access and system implementation controls, segregation of duties and documentation of controls and procedures and their effective operation and monitoring. We also identified deficiencies in our tax accounting and tax reconciliation controls and processes that make this an area of particular focus. In the third quarter 2004, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. We identified these deficiencies and promptly brought them to the attention of our audit and compliance committee and independent auditors. Accordingly, in the Original Filing, as amended by this Form 10-Q/A, we have revised our unaudited condensed consolidated balance sheet at December 31, 2003 to reflect a reduction to our deferred tax liability of $154 million. We believe we have addressed these tax deficiencies, by taking the following steps to improve our internal controls around our tax accounting and tax reconciliation controls and processes:

•	Increased the levels of review in the preparation of the quarterly and annual tax provision;

•	Formalized processes, procedures and documentation standards; and

•	Restructured our Tax Department to ensure appropriate segregation of duties regarding preparation and review of the quarterly and annual tax provision.

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

DYNEGY INC.

PART II. OTHER INFORMATION

Item 6—EXHIBITS

The following documents are included as exhibits to this Form 10-Q/A:

** 10.1	Power Purchase Agreement dated September 30, 2004 between Illinois Power Company and Dynegy Power Marketing, Inc.

** 10.2	Escrow Agreement dated as of September 30, 2004 among Illinova Corporation, Ameren Corporation and JPMorgan Chase Bank, as escrow agent.

+ 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
**	Previously filed.

DYNEGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEGY INC.

Date: January 19, 2005	By:	/s/ NICK J. CARUSO
Nick J. Caruso
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)