Form 10-Q/A
period 2005-06-30
DYNEGY INC /IL/
filed 2006-05-01
CIK 879215

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

DYNEGY INC.

DYNEGY INC. FORM 10-Q/A

INTRODUCTORY NOTE

Dynegy Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the effect of a $13 million decrease to our income from discontinued operations for the six months ended June 30, 2005 and a $13 million increase to our net deferred tax liability at June 30, 2005 on our historical consolidated financial statements and related information, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which was originally filed on August 9, 2005 (the “Original Filing”).

The aforementioned item includes items previously announced by us in our Current Report on Form 8-K dated May 1, 2006 and is discussed in more detail in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements. This Amendment No. 1 also reflects restatements made to our unaudited condensed consolidated balance sheet as of June 30, 2005 and December 31, 2004, as further discussed in the Explanatory Note beginning on page F-10 of our Form 10-K for the year ended December 31, 2005. The following items of the Original Filing are amended by this Amendment No. 1:

Item 1.	Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures
Item 6.	Exhibits

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, WITH THE EXCEPTION OF THE ITEM DISCUSSED ABOVE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2005, OUR ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2005 AND OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 9, 2005.

DEFINITIONS

As used in this Form 10-Q/A, the abbreviations contained herein have the meanings set forth below. Additionally, the terms “Dynegy,” “we,” “us” and “our” refer to Dynegy Inc. and its subsidiaries, unless the context clearly indicates otherwise.

ARB	Accounting Research Bulletin
ARO	Asset retirement obligation
Bcf/d	Billion cubic feet per day
Cal ISO	The California Independent System Operator
Cal PX	The California Power Exchange
CDWR	California Department of Water Resources
CFTC	Commodity Futures Trading Commission
CPUC	California Public Utilities Commission
CRM	Our customer risk management business segment
CUSA	Chevron U.S.A. Inc., a wholly owned subsidiary of Chevron Corporation
DGC	Dynegy Global Communications
DHI	Dynegy Holdings Inc., our primary financing subsidiary
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services
DMSLP	Dynegy Midstream Services, Limited Partnership
DNE	Dynegy Northeast Generation
DPM	Dynegy Power Marketing Inc.
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
GAAP	Generally Accepted Accounting Principles of the United States of America
GCF	Gulf Coast Fractionators
GEN	Our power generation business segment
ICC	Illinois Commerce Commission
ISO	Independent System Operator
KW—yr	Kilowatt year
KWh	Kilowatt hour
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
MBbls/d	Thousands of barrels per day
Mcf	Thousand cubic feet
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	Millions of British thermal units
MMCFD	Million cubic feet per day
MW	Megawatts
MWh	Megawatt hour
NGL	Our natural gas liquids business segment
NNG	Northern Natural Gas Company
NOL	Net operating loss
NOV	Notice of Violation issued by the EPA
NYISO	New York Independent System Operator
NYSDEC	New York State Department of Environmental Conservation

Original Filing	Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005
POL	Percentage of liquids
POP	Percentage of proceeds
PRB	Powder River Basin coal
REG	Our regulated energy delivery business segment
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SPDES	State Pollutant Discharge Elimination System
SPE	Special Purpose Entity
SPN	Second Priority Notes
VaR	Value at Risk
VEBA	Voluntary Employees’ Benefit Association
VIE	Variable Interest Entity

DYNEGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

See Explanatory Note

(unaudited) (in millions, except share data)

	June 30, 2005	December 31, 2004
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$342	$628
Restricted cash	38	—
Accounts receivable, net of allowance for doubtful accounts of $158 and $159, respectively	595	810
Accounts receivable, affiliates	11	14
Inventory	197	233
Assets from risk-management activities	640	565
Deferred income taxes	484	62
Prepayments and other current assets	298	428
Assets held for sale (Note 3)	369	—

Total Current Assets	2,974	2,740

Property, Plant and Equipment	6,459	7,822
Accumulated depreciation	(1,082)	(1,692)

Property, Plant and Equipment, Net	5,377	6,130
Other Assets
Unconsolidated investments	290	421
Restricted investments	84	—
Intangible assets	416	—
Assets from risk-management activities	272	313
Goodwill	—	15
Deferred income taxes	16	15
Other long-term assets	172	209
Assets held for sale (Note 3)	1,159	—

Total Assets	$10,760	$9,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$503	$561
Accounts payable, affiliates	17	23
Accrued interest	146	118
Accrued liabilities and other current liabilities	384	450
Liabilities from risk-management activities	684	616
Notes payable and current portion of long-term debt	55	34
Liabilities held for sale (Note 3)	139	—

Total Current Liabilities	1,928	1,802

Long-term debt	4,864	4,132
Long-term debt to affiliates	200	200

Long-Term Debt	5,064	4,332
Other Liabilities
Liabilities from risk-management activities	313	395
Deferred income taxes	800	499
Other long-term liabilities	416	353
Liabilities held for sale (Note 3)	25	—

Total Liabilities	8,546	7,381

Minority Interest	107	106
Commitments and Contingencies (Note 10)
Redeemable Preferred Securities, redemption value of $400 at June 30, 2005 and December 31, 2004, respectively	400	400
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at June 30, 2005 and December 31, 2004; 286,670,174 and 285,012,203 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2,864	2,859
Class B Common Stock, no par value, 360,000,000 shares authorized at June 30, 2005 and December 31, 2004; 96,891,014 shares issued and outstanding at June 30, 2005 and December 31, 2004	1,006	1,006
Additional paid-in capital	45	41
Subscriptions receivable	(8)	(8)
Accumulated other comprehensive loss, net of tax	(23)	(13)
Accumulated deficit	(2,109)	(1,861)
Treasury stock, at cost, 1,686,715 shares at June 30, 2005 and 1,679,183 shares at December 31, 2004	(68)	(68)

Total Stockholders’ Equity	1,707	1,956

Total Liabilities and Stockholders’ Equity	$10,760	$9,843

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

See Explanatory Note

(unaudited) (in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues	$459	$689	$921	$1,456
Cost of sales, exclusive of depreciation shown separately below	(380)	(423)	(910)	(989)
Depreciation and amortization expense	(54)	(57)	(109)	(125)
Impairment and other charges	(7)	(59)	(6)	(75)
Loss on sale of assets, net	—	—	—	(15)
General and administrative expenses	(82)	(94)	(345)	(156)

Operating income (loss)	(64)	56	(449)	96
Earnings from unconsolidated investments	4	50	7	88
Interest expense	(96)	(141)	(185)	(271)
Other income and expense, net	6	(6)	9	7
Minority interest expense	—	(3)	—	(1)

Loss from continuing operations before income taxes	(150)	(44)	(618)	(81)
Income tax benefit (Note 13)	41	29	215	82

Income (loss) from continuing operations (Note 9)	(109)	(15)	(403)	1
Income from discontinued operations, net of tax benefit (expense) of $98, $(48), $80 and $(78), respectively (Notes 3 and 13)	134	23	166	77

Net income (loss)	25	8	(237)	78
Less: preferred stock dividends	6	6	11	11

Net income (loss) applicable to common stockholders	$19	$2	$(248)	$67

Earnings (Loss) Per Share (Note 9):
Basic earnings (loss) per share:
Loss from continuing operations	$(0.30)	$(0.06)	$(1.09)	$(0.03)
Income from discontinued operations	0.35	0.07	0.44	0.20

Basic earnings (loss) per share	$0.05	$0.01	$(0.65)	$0.17

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.30)	$(0.06)	$(1.09)	$(0.03)
Income from discontinued operations	0.35	0.07	0.44	0.20

Diluted earnings (loss) per share	$0.05	$0.01	$(0.65)	$0.17

Basic shares outstanding	380	378	379	377
Diluted shares outstanding	506	435	505	503

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

See Explanatory Note

(unaudited) (in millions)

	Six Months Ended June 30,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(237)	$78
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	151	196
Impairment and other charges	(1)	80
Earnings from unconsolidated investments, net of cash distributions	47	(19)
Risk-management activities	(1)	(44)
Gain on sale of assets, net	—	(38)
Deferred income taxes	(293)	(4)
Liability associated with gas transportation contracts (Note 3)	—	(148)
Legal and settlement charges	86	39
Independence toll settlement charge	170	—
Other	2	(34)
Changes in working capital:
Accounts receivable	(24)	84
Inventory	(9)	12
Prepayments and other assets	180	(100)
Accounts payable and accrued liabilities	(107)	(49)
Changes in non-current assets	(4)	(24)
Changes in non-current liabilities	31	32

Net cash provided by (used in) operating activities	(9)	61

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93)	(151)
Proceeds from asset sales, net	(5)	81
Business acquisitions, net of cash acquired	(120)	—

Net cash used in investing activities	(218)	(70)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	—	581
Repayments of long-term borrowings	(38)	(193)
Proceeds from issuance of capital stock	2	5
Dividends and other distributions, net	(11)	(11)
Other financing, net	4	(12)

Net cash provided by (used in) financing activities	(43)	370

Effect of exchange rate changes on cash	—	(1)
Net increase (decrease) in cash and cash equivalents	(270)	360
Cash and cash equivalents, beginning of period	628	477
Less: Cash classified as held for sale at end of period (Note 3)	(16)	(42)

Cash and cash equivalents, end of period	$342	$795

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

See Explanatory Note

(unaudited) (in millions)

	Three Months Ended June 30,
	2005	2004
	(Restated)
Net income	$25	$8
Cash flow hedging activities, net:
Unrealized mark-to-market gains arising during period, net	(3)	5
Reclassification of mark-to-market losses (gains) to earnings, net	(1)	9

Changes in cash flow hedging activities, net (net of tax benefit (expense) of $3 and $(8), respectively)	(4)	14
Foreign currency translation adjustments	—	—

Other comprehensive income, net of tax	(4)	14

Comprehensive income	$21	$22

	Six Months Ended June 30,
	2005	2004
	(Restated)
Net income (loss)	$(237)	$78
Cash flow hedging activities, net:
Unrealized mark-to-market losses arising during period, net	(21)	(53)
Reclassification of mark-to-market losses to earnings, net	11	20

Changes in cash flow hedging activities, net (net of tax benefit of $7 and $20, respectively)	(10)	(33)
Foreign currency translation adjustments	—	(15)
Minimum pension liability (net of tax expense of zero and $1, respectively)	—	2

Other comprehensive loss, net of tax	(10)	(46)

Comprehensive income (loss)	$(247)	$32

See the notes to condensed consolidated financial statements.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER AUGUST 9, 2005 (THE DATE OF THE ORIGINAL FILING) WITH THE EXCEPTION OF THE ITEM DISCUSSED IN THE EXPLANATORY NOTE BELOW. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 9, 2005.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 includes a restatement of our unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2005. The restatement relates to our deferred income tax accounts. In the second quarter 2005, we recognized a $125 million tax benefit in anticipation of our sale of DMSLP. This benefit resulted from a reduction in the valuation allowance related to our capital loss carryforwards expected to be used against capital gains generated by the sale of DMSLP. We recently identified that a portion of the capital loss carryforwards had been previously used and therefore was not available for use against those capital gains. Because we mistakenly used these unavailable capital loss carryforwards against capital gains generated by the sale of DMSLP, income from discontinued operations during the second quarter of 2005 was overstated by $13 million, and the net deferred tax liability was understated by $13 million at June 30, 2005.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

The restatement effects Note 1—Accounting Policies, Note 3—Discontinued Operations, Dispositions and Contract Terminations, Note 13—Income Taxes and Note 14—Segment Information. The restatement had no effect on our previously reported loss from continuing operations or net cash provided by (used in) operating activities, investing activities or financing activities for the three and six months ended June 30, 2005. This Amendment No. 1 also reflects restatements made to our unaudited condensed consolidated balance sheet as of June 30, 2005 and December 31, 2004, as further discussed in the Explanatory Note beginning on page F-10 of our Form 10-K for the year ended December 31, 2005. A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the Original Filing is as follows:

RESTATED SELECTED BALANCE SHEET DATA

June 30, 2005
(in millions)
Deferred income taxes
As previously reported	$(885)
Adjustment (1)	98
Restatement effect	(13)

As restated	$(800)

Total Liabilities
As previously reported	$(8,631)
Adjustment (1)	98
Restatement effect	(13)

As restated	$(8,546)

Stockholders’ Equity
As previously reported	$(1,631)
Adjustment (1)	(89)
Restatement effect	13

As restated	$(1,707)

(1)	Adjustment relates to a prior restatement of the deferred tax liability balances, as further described in the Explanatory Note beginning on page F-10 of our Form 10-K for the year ended December 31, 2005.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

RESTATED SELECTED RESULTS OF OPERATIONS DATA

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in millions)
Income from discontinued operations
As previously reported	$147	$179
Restatement effect	(13)	(13)

As restated	$134	$166

Net income (loss)
As previously reported	$38	$(224)
Restatement effect	(13)	(13)

As restated	$25	$(237)

Net income (loss) applicable to common shareholders
As previously reported	$32	$(235)
Restatement effect	(13)	(13)

As restated	$19	$(248)

Net income (loss) per diluted share
As previously reported	$0.08	$(0.62)
Restatement effect	(0.03)	(0.03)

As restated	$0.05	$(0.65)

Note 1—Accounting Policies

Amounts in this footnote have been restated. For further information, please see the Explanatory Note.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

Had compensation cost for all stock options granted prior to January 1, 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per share amounts would have approximated the following pro forma amounts for the three- and six-month periods ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Net income (loss) as reported	$25	$8	$(237)	$78
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1	1	2	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(7)	(2)	(16)

Pro forma net income (loss)	$25	$2	$(237)	$64

Earnings (loss) per share:
Basic—as reported	$0.05	$0.01	$(0.65)	$0.17
Basic—pro forma	$0.05	$(0.01)	$(0.65)	$0.14
Diluted—as reported	$0.05	$0.01	$(0.65)	$0.17
Diluted—pro forma	$0.05	$(0.01)	$(0.65)	$0.14

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

Note 3— Discontinued Operations, Dispositions and Contract Terminations

Amounts in this footnote have been restated. For further information, please see the Explanatory Note.

Discontinued Operations

Natural Gas Liquids. On August 2, 2005, we entered into an agreement to sell our ownership interests in DMSLP, which comprises substantially all of the operations of our NGL segment, to Targa Resources, Inc. and two of its subsidiaries. We expect to receive $2.475 billion in cash proceeds from the sale, subject to purchase price adjustments, of which $2.35 billion will be paid by Targa at closing, and, based on current expectations, approximately $125 million, representing cash collateral, will be paid by Targa within 60 days of closing. In addition, we expect our responsibility for approximately $75 million in letters of credit to be eliminated at closing. The parties have made customary representations, warranties and covenants in the purchase agreement. The completion of the transaction is conditioned upon the expiration or termination of the Hart-Scott-Rodino waiting period and the fulfillment of other closing conditions as set forth in the purchase agreement, including the lack of a material adverse effect and other conditions that are customary in transactions of this type. The purchase agreement also contains customary termination rights, including termination rights by either party in the event the transaction has not been consummated by December 31, 2005. In certain circumstances (including the failure by Targa to close the transaction when all conditions precedent to Targa’s obligation to close have been satisfied), the purchase agreement provides for Targa to pay to Dynegy liquidated damages of $65 million upon termination of the purchase agreement. Pending satisfaction of the conditions in the purchase agreement, the sale is expected to close in the fourth quarter 2005. Please see Note 7—Debt—Natural Gas Liquids for a discussion of our anticipated use of proceeds.

At June 1, 2005, NGL met the held for sale classification requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and is classified as such on our unaudited condensed

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

The following table summarizes information related to all of our discontinued operations, including the NGL operations discussed above:

	U.K. CRM	DGC	NGL	Total
	(in millions)
Three Months Ended June 30, 2005
Revenue	$—	$—	$933	$933
Income from operations before taxes	1	—	35	36
Income from operations after taxes	—	2	132	134

Three Months Ended June 30, 2004
Revenue	$—	$—	$766	$766
Income from operations before taxes	1	—	70	71
Income (loss) from operations after taxes	(19)	—	42	23

Six Months Ended June 30, 2005
Revenue	$—	$—	$1,979	$1,979
Income from operations before taxes	5	—	81	86
Income from operations after taxes	5	—	161	166

Six Months Ended June 30, 2004
Revenue	$—	$—	$1,667	$1,667
Income from operations before taxes	18	3	134	155
Income (loss) from operations after taxes	(7)	2	82	77

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

Note 13—Income Taxes

Amounts in this footnote have been restated. For further information, please see the Explanatory Note.

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

Capital Loss Valuation Allowance. As a result of the anticipated sale of DMSLP, as further discussed in Note 3—Discontinued Operations, Dispositions and Contract Terminations—Discontinued Operations—Natural Gas Liquids, we reduced the valuation allowance related to our capital loss carryforward by $112 million in both the three and six months ended June 30, 2005. This benefit is reflected in income from discontinued operations on our unaudited condensed consolidated statements of operations.

The changes in the valuation allowance by attribute since December 31, 2004 were as follows:

	Capital Loss Carryforwards	Foreign Tax Credits	State NOL Carryforwards	Total
	(in millions)
Balance as of December 31, 2004	$(112)	$(23)	$(1)	$(136)
Acquisition of Sithe Energies	(17)	—	(20)	(37)
Tax benefit from discontinued operations	112	—	—	112

Balance as of June 30, 2005	$(17)	$(23)	$(21)	$(61)

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

Balance Sheet Classification. The balance sheet classification of deferred tax liabilities and assets is as follows:

	June 30, 2005	December 31, 2004
	(in millions)
Deferred tax assets:
Current	$484	$62
Non-current	16	15
Deferred tax liabilities:
Non-current	(800)	(499)

Net deferred tax liability	$(300)	$(422)

The balance sheet classification of our deferred tax liabilities and assets has changed significantly since December 31, 2004. As a result of our projected gain on the sale of DMSLP, coupled with current year operations, we expect to utilize approximately $900 million of our net operating loss carryforwards and approximately $310 million of our capital loss carryforwards within the next 12 months. Accordingly, we have reclassified the deferred tax assets associated with these attributes from non-current to current as of June 30, 2005.

Note 14—Segment Information

Amounts in this footnote have been restated. For further information, please see the Explanatory Note.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

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

Reportable segment information for the three- and six-month periods ended June 30, 2005 and 2004 is presented below.

Dynegy’s Segment Data for the Quarter Ended June 30, 2005

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$428	$—	$—	$(3)	$—	$425
Other	30	—	—	4	—	34

	458	—	—	1	—	459
Intersegment revenues	(17)	—	—	17	—	—

Total revenues	$441	$—	$—	$18	$—	$459

Depreciation and amortization	$(50)	$—	$—	$—	$(4)	$(54)
Operating income (loss)	$19	$—	$—	$(15)	$(68)	$(64)
Earnings from unconsolidated investments	4	—	—	—	—	4
Other items, net	2	—	—	(1)	5	6
Interest expense						(96)

Loss from continuing operations before taxes						(150)
Income tax benefit						41

Loss from continuing operations						(109)
Income from discontinued operations, net of taxes						134

Net income						$25

Identifiable assets:
Domestic	$7,580	$1,542	$16	$927	$554	$10,619
Other	5	2	—	134	—	141

Total	$7,585	$1,544	$16	$1,061	$554	$10,760

Unconsolidated investments	$290	$78	$—	$—	$—	$368

Capital expenditures	$(25)	$(13)	$—	$—	$(1)	$(39)

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2005 and 2004

Dynegy’s Segment Data for the Six Months Ended June 30, 2005

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$873	$—	$—	$60	$—	$933
Other	30	—	—	(42)	—	(12)

	903	—	—	18	—	921
Intersegment revenues	(26)	—	—	26	—	—

Total revenues	$877	$—	$—	$44	$—	$921

Depreciation and amortization	$(97)	$—	$—	$(1)	$(11)	$(109)
Operating income (loss)	$79	$—	$—	$(207)	$(321)	$(449)
Earnings from unconsolidated investments	7	—	—	—	—	7
Other items, net	2	—	—	—	7	9
Interest expense						(185)

Loss from continuing operations before taxes						(618)
Income tax benefit						215

Loss from continuing operations						(403)
Income from discontinued operations, net of taxes						166

Net loss						$(237)

Identifiable assets:
Domestic	$7,580	$1,542	$16	$927	$554	$10,619
Other	5	2	—	134	—	141

Total	$7,585	$1,544	$16	$1,061	$554	$10,760

Unconsolidated investments	$290	$78	$—	$—	$—	$368

Capital expenditures	$(65)	$(23)	$—	$—	$(5)	$(93)

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

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER AUGUST 9, 2005 (THE DATE OF THE ORIGINAL FILING), WITH THE EXCEPTION OF THE ITEM DISCUSSED IN THE EXPLANATORY NOTE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2005, OUR ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2005 AND OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 9, 2005.

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

Three Months Ended June 30, 2005 and 2004

Summary Financial Information. The following tables provide summary financial data regarding our consolidated and segmented results of operations for the three-month periods ended June 30, 2005 and 2004, respectively. This financial data has been restated to reflect the impact of the item described in the Explanatory Note to the unaudited condensed consolidated financial statements. The restatement relates to our deferred income tax accounts. Please read the Explanatory Note for further discussion.

Quarter Ended June 30, 2005

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)					(Restated)
Operating income (loss)	$19	$—	$—	$(15)	$(68)	$(64)
Earnings from unconsolidated investments	4	—	—	—	—	4
Other items, net	2	—	—	(1)	5	6
Interest expense						(96)

Loss from continuing operations before taxes						(150)
Income tax benefit						41

Loss from continuing operations						(109)
Income from discontinued operations, net of taxes						134

Net income						$25

Quarter Ended June 30, 2004

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$35	$—	$22	$90	$(91)	$56
Earnings from unconsolidated investments	50	—	—	—	—	50
Other items, net	—	—	—	(1)	(8)	(9)
Interest expense						(141)

Loss from continuing operations before taxes						(44)
Income tax benefit						29

Loss from continuing operations						(15)
Income from discontinued operations, net of taxes						23

Net income						$8

The following table provides summary segmented operating statistics for the three months ended June 30, 2005 and 2004, respectively:

	Quarter Ended June 30,
	2005	2004
Power Generation
Million megawatt hours generated—gross	8.6	9.0
Million megawatt hours generated—net	8.3	8.6
Average natural gas price—Henry Hub ($/MMBtu) (1)	$6.94	$6.09
Average on-peak market power prices ($/MW hour)
Cinergy	$54	$45
NI Hub/ComEd	$52	$44
Southern	$57	$52
New York—Zone G	$78	$63
New York—Zone A	$62	$53
ERCOT	$68	$54
SP-15	$55	$55

	Quarter Ended June 30,
	2005	2004
Natural Gas Liquids
Gross NGL production (MBbls/d):
Field plants	58.0	56.1
Straddle plants	28.6	23.6

Total gross NGL production	86.6	79.7

Natural gas (residue) sales (Bbtu/d)	181.1	181.9

Natural gas inlet volumes (MMCFD):
Field plants	516.3	529.9
Straddle plants	1,212.5	785.1

Total natural gas inlet volumes	1,728.8	1,315.0

Fractionation volumes (MBbls/d)	176.6	213.1
Natural gas liquids sold (MBbls/d)	242.2	252.3
Average commodity prices:
Crude oil—WTI ($/Bbl)	$51.96	$38.51
Natural gas—Henry Hub ($/MMBtu) (2)	$6.74	$6.00
Natural gas liquids ($/Gal)	$0.79	$0.64
Fractionation spread ($/MMBtu)—daily	$1.97	$1.15

Regulated Energy Delivery (3)
Electric sales in KWH (millions)
Residential	—	1,135
Commercial	—	1,118
Industrial	—	1,371
Transportation of customer-owned electricity	—	803
Other	—	90

Total electric sales	—	4,517

Gas sales in Therms (millions)
Residential	—	34
Commercial	—	16
Industrial	—	10
Transportation of customer-owned gas	—	56

Total gas delivered	—	116

Cooling degree days – actual (4)	—	373
Cooling degree days – 10-year rolling average	—	373
Heating degree days—actual (5)	—	388
Heating degree days—10-year rolling average	—	453

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.
(3)	We sold Illinois Power, our regulated utility, to Ameren on September 30, 2004.
(4)	A Cooling Degree Day (CDD) represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in our service area. The CDDs for a period of time are computed by adding the CDDs for each day during the period.
(5)	A Heating Degree Day (HDD) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in our service area. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2005 and 2004 tax items, affecting net income for the periods presented.

	Quarter Ended June 30, 2005
	GEN	NGL	REG	CRM	Other	Total
	(in millions)				(Restated)	(Restated)
Legal and settlement charges	$—	$—	$—	$—	$(31)	$(31)
Independence toll settlement adjustment	—	—	—	13	—	13
Discontinued operations	—	35	—	1	—	36
Taxes	—	—	—	—	99	99

Total	$—	$35	$—	$14	$68	$117

	Quarter Ended June 30, 2004
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Illinois Power asset impairment	$—	$—	$(48)	$—	$—	$(48)
Legal and settlement charges	—	—	1	—	(42)	(41)
Acceleration of financing costs	—	—	—	—	(14)	(14)
Taxes	—	—	—	—	(9)	(9)
Gas transportation contracts	—	—	—	88	—	88
Discontinued operations	—	70	—	1	—	71

Total	$—	$70	$(47)	$89	$(65)	$47

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

Discontinued Operations

Discontinued operations includes our NGL business in our NGL segment, our U.K. CRM business in our CRM segment and our communications business in Other and Eliminations. The following summarizes the activity included in income from discontinued operations:

Quarter Ended June 30, 2005

	U.K. CRM	DGC	NGL	Total
	(in millions)			(Restated)
Operating income included in income from discontinued operations	$1	$—	$53	$54
Earnings from unconsolidated investments included in income from discontinued operations	—	—	2	2
Other items, net included in income from discontinued operations	—	—	(6)	(6)
Interest expense included in income from discontinued operations				(14)

Income from discontinued operations before taxes				36
Income tax benefit				98

Income from discontinued operations				$134

Quarter Ended June 30, 2004

	U.K. CRM	DGC	NGL	Total
	(in millions)
Operating income included in income from discontinued operations	$2	$—	$77	$79
Earnings from unconsolidated investments included in income from discontinued operations	—	—	2	2
Other items, net included in income from discontinued operations	(1)	—	(5)	(6)
Interest expense included in income from discontinued operations				(4)

Income from discontinued operations before taxes				71
Income tax expense				(48)

Income from discontinued operations				$23

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

Income tax benefit (expense) from discontinued operations. The income tax benefit in 2005 includes a $112 million benefit associated with reducing a valuation allowance related to our capital loss carryforward, which primarily relates to our third quarter 2002 sale of NNG. We reduced the valuation allowance related to our capital loss carryforward as a result of capital gains expected to be recognized from our anticipated sale of DMSLP. For further information regarding the sale, please see Note 3—Discontinued Operations, Dispositions and Contract Terminations—Discontinued Operations—Natural Gas Liquids. The income tax expense in 2004 includes $20 million in tax expenses related to the conclusion of prior year tax audits. Please see Note 13—Income Taxes—Prior Year Tax Audits for further discussion. Excluding these items, the 2005 and 2004 effective tax rates would be 39% and 39%, respectively. In general, differences between these effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax differences.

Six Months Ended June 30, 2005 and 2004

The following tables provide summary financial data regarding our consolidated and segmented results of operations for the six-month periods ended June 30, 2005 and 2004, respectively. This financial data has been restated to reflect the impact of the item described in the Explanatory Note to the unaudited condensed consolidated financial statements. The restatement relates to our deferred income tax accounts. Please read the Explanatory Note for further discussion.

Six Months Ended June 30, 2005

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)					(Restated)
Operating income (loss)	$79	$—	$—	$(207)	$(321)	$(449)
Earnings from unconsolidated investments	7	—	—	—	—	7
Other items, net	2	—	—	—	7	9
Interest expense						(185)

Loss from continuing operations before taxes						(618)
Income tax benefit						215

Loss from continuing operations						(403)
Income from discontinued operations, net of taxes						166

Net loss						$(237)

Six Months Ended June 30, 2004

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$88	$—	$76	$77	$(145)	$96
Earnings from unconsolidated investments	88	—	—	—	—	88
Other items, net	—	—	1	2	3	6
Interest expense						(271)

Loss from continuing operations before taxes						(81)
Income tax benefit						82

Income from continuing operations						1
Income from discontinued operations, net of taxes						77

Net income						$78

The following table provides summary segmented operating statistics for the six months ended June 30, 2005 and 2004, respectively.

	Six Months Ended June 30,
	2005	2004
Power Generation
Million megawatt hours generated—gross	17.5	19.6
Million megawatt hours generated—net	16.7	18.7
Average natural gas price—Henry Hub ($/MMBtu) (1)	$6.67	$5.86
Average on-peak market power prices ($/MW hour)
Cinergy	$52	$43
NI Hub/Com Ed	$50	$42
Southern	$53	$47
New York—Zone G	$74	$63
New York—Zone A	$60	$55
ERCOT	$60	$49
SP-15	$55	$52

	Six Months Ended June 30,
	2005	2004
Natural Gas Liquids
Gross NGL production (MBbls/d):
Field plants	56.7	57.0
Straddle plants	29.7	23.8

Total gross NGL production	86.4	80.8

Natural gas (residue) sales (Bbtu/d)	182.6	182.4

Natural gas inlet volumes (MMCFD):
Field plants	517.2	551.3
Straddle plants	1,275.9	826.7

Total natural gas inlet volumes	1,793.1	1,378.0

Fractionation volumes (MBbls/d)	168.6	199.0
Natural gas liquids sold (MBbls/d)	268.2	276.9
Average commodity prices:
Crude oil—WTI ($/Bbl)	$49.96	$36.64
Natural gas—Henry Hub ($/MMBtu) (2)	$6.51	$5.84
Natural gas liquids ($/Gal)	$0.78	$0.63
Fractionation spread ($/MMBtu)—daily	$2.15	$1.27

Regulated Energy Delivery (3)
Electric sales in KWH (millions)
Residential	—	2,590
Commercial	—	2,172
Industrial	—	2,691
Transportation of customer-owned electricity	—	1,432
Other	—	188

Total electric sales	—	9,073

Gas sales in Therms (millions)
Residential	—	194
Commercial	—	74
Industrial	—	29
Transportation of customer-owned gas	—	125

Total gas delivered	—	422

Cooling degree days—actual (4)	—	373
Cooling degree days—10-year rolling average	—	374
Heating degree days—actual (5)	—	3,096
Heating degree days—10-year rolling average	—	3,131

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.
(3)	We sold Illinois Power, our regulated utility, to Ameren on September 30, 2004.
(4)	A Cooling Degree Day (CDD) represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in our service area. The CDDs for a period of time are computed by adding the CDDs for each day during the period.
(5)	A Heating Degree Day (HDD) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in our service area. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2005 and 2004 tax items, affecting net income (loss) for the periods presented.

	Six Months Ended June 30, 2005
	GEN	NGL	REG	CRM	Other	Total
	(in millions)				(Restated)	(Restated)
Legal and settlement charges	$—	$—	$—	$—	$(253)	$(253)
Independence toll settlement charge	—	—	—	(170)	—	(170)
Discontinued operations	—	81	—	5	—	86
Taxes	—	—	—	—	112	112

Total	$—	$81	$—	$(165)	$(141)	$(225)

	Six Months Ended June 30, 2004
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Legal and settlement charges	$2	$—	$(1)	$—	$(57)	$(56)
Illinois Power goodwill impairment	—	—	(54)	—	—	(54)
Loss on anticipated sale of Illinois Power	—	—	(15)	—	—	(15)
Acceleration of financing costs	—	—	—	—	(14)	(14)
Discontinued operations	—	134	—	18	3	155
Gas transportation contracts	—	—	—	88	—	88
Taxes	—	—	—	—	30	30

Total	$2	$134	$(70)	$106	$(38)	$134

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

Discontinued Operations

Discontinued operations includes our NGL business in our NGL segment, our U.K. CRM business in our CRM segment and our communications business in Other and Eliminations. The following summarizes the activity included in income from discontinued operations:

Six Months Ended June 30, 2005

	U.K. CRM	DGC	NGL	Total
	(in millions)			(Restated)
Operating income included in income from discontinued operations	$6	$—	$112	$118
Earnings from unconsolidated investments included in income from discontinued operations	—	—	4	4
Other items, net included in income from discontinued operations	(1)	—	(10)	(11)
Interest expense included in income from discontinued operations				(25)

Income from discontinued operations before taxes				86
Income tax benefit				80

Income from discontinued operations				$166

Six Months Ended June 30, 2004

	U.K. CRM	DGC	NGL	Total
	(in millions)
Operating income included in income from discontinued operations	$3	$—	$145	$148
Earnings from unconsolidated investments included in income from discontinued operations	—	—	4	4
Other items, net included in income from discontinued operations	15	3	(9)	9
Interest expense included in income from discontinued operations				(6)

Income from discontinued operations before taxes				155
Income tax expense				(78)

Income from discontinued operations				$77

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

Income tax benefit (expense) from discontinued operations. The income tax benefit in 2005 includes a $112 million benefit associated with reducing a valuation allowance related to our capital loss carryforward, which primarily relates to our third quarter 2002 sale of NNG. We reduced the valuation allowance related to our capital loss carryforward as a result of capital gains expected to be recognized from our anticipated sale of DMSLP. For further information regarding the sale, please see Note 3—Discontinued Operations, Dispositions and Contract Terminations—Discontinued Operations—Natural Gas Liquids. The income tax expense in 2004 includes $20 million in tax expenses related to the conclusion of prior year tax audits. Please see Note 13—Income Taxes—Prior Year Tax Audits for further discussion. Excluding these items, the 2005 and 2004 effective tax rates would both be 37%. In general, differences between these effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax differences.

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

Recent Development. In addition, subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005, we identified another adjustment related to our deferred income tax accounts. Accordingly, in this Form 10-Q/A, we have restated our consolidated financial statements. In addition, we have restated our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2005. For further information, please see the Explanatory Note in the accompanying unaudited condensed consolidated financial statements. We have concluded that this adjustment was a result of the material weakness discussed above.

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

DYNEGY INC.

Date: May 1, 2006	By:	/s/ HOLLI C. NICHOLS
Holli C. Nichols Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q/A:

10.1	Dynegy Inc. Severance Pay Plan as amended and restated effective as of February 1, 2005 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659).

10.2	First Supplemental Plan to the Dynegy Inc. Severance Pay Plan dated June 22, 2005 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659).

10.3	Dynegy Inc. Executive Severance Pay Plan as amended and restated effective as of February 1, 2005 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659).

10.4	Second Supplement to the Dynegy Inc. Executive Severance Pay Plan dated November 20, 2003 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659).

10.5	First Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan dated June 22, 2005 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659).

10.6	Baldwin Consent Decree approved May 27, 2005 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. filed on May 31, 2005, File No. 1-15659).

10.7	Director Compensation Summary (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. filed on May 24, 2005, File No. 1-15659).

10.8	Stipulation of Settlement dated May 2, 2005 (Shareholder Class Action Litigation) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 of Dynegy Inc., File No. 1-15659).

10.9	Stipulation of Settlement dated April 29, 2005 (Shareholder Derivative Litigation) (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 of Dynegy Inc., File No. 1-15659).

+31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.