Form 10-Q/A
period 2005-09-30
DYNEGY INC /IL/
filed 2006-05-01
CIK 879215

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

DYNEGY INC.

DYNEGY INC. FORM 10-Q/A

INTRODUCTORY NOTE

Dynegy Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the effect of a $13 million decrease to our income from discontinued operations for the nine months ended September 30, 2005 and a $13 million increase to our net deferred tax liability at September 30, 2005 on our historical consolidated financial statements and related information, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was originally filed on November 9, 2005 (the “Original Filing”).

The aforementioned item includes items previously announced by us in our Current Report on Form 8-K dated May 1, 2006 and is discussed in more detail in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements. This Amendment No. 1 also reflects restatements made to our unaudited condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004 as further discussed in the Explanatory Note beginning on page F-10 of our Form 10-K for the year ended December 31, 2005. The following items of the Original Filing are amended by this Amendment No. 1:

Item 1.    Condensed Consolidated Financial Statements

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.    Controls and Procedures

Item 6.    Exhibits

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, WITH THE EXCEPTION OF THE ITEM DISCUSSED ABOVE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2005 AND OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 9, 2005.

DEFINITIONS

As used in this Form 10-Q/A, the abbreviations contained herein have the meanings set forth below. Additionally, the terms “Dynegy,” “we,” “us” and “our” refer to Dynegy Inc. and its subsidiaries, unless the context clearly indicates otherwise

ARB	Accounting Research Bulletin
ARO	Asset retirement obligation
Cal ISO	The California Independent System Operator
CDWR	California Department of Water Resources
CFTC	Commodity Futures Trading Commission
CPUC	California Public Utilities Commission
CRM	Our customer risk management business segment
CUSA	Chevron U.S.A. Inc., a wholly owned subsidiary of Chevron Corporation
DGC	Dynegy Global Communications
DHI	Dynegy Holdings Inc., our primary financing subsidiary
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services
DMSLP	Dynegy Midstream Services, Limited Partnership
DNE	Dynegy Northeast Generation
DPM	Dynegy Power Marketing Inc.
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
GAAP	Generally Accepted Accounting Principles of the United States of America
GCF	Gulf Coast Fractionators
GEN	Our power generation business segment
ICC	Illinois Commerce Commission
ISO	Independent System Operator
KW—yr	Kilowatt year
KWh	Kilowatt hour
LNG	Liquefied natural gas
MBbls/d	Thousands of barrels per day
Mcf	Thousand cubic feet
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	Millions of British thermal units
MMCFD	Million cubic feet per day
MW	Megawatts
MWh	Megawatt hour
NGL	Our natural gas liquids business segment
NNG	Northern Natural Gas Company
NOL	Net operating loss
NOV	Notice of Violation issued by the EPA
NYISO	New York Independent System Operator
NYSDEC	New York State Department of Environmental Conservation
Original Filing	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005
PJM	PJM Interconnection, LLC
POL	Percentage of liquids
POP	Percentage of proceeds
PRB	Powder River Basin coal
REG	Our regulated energy delivery business segment
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SPDES	State Pollutant Discharge Elimination System
SPE	Special Purpose Entity
SPN	Second Priority Notes
VaR	Value at Risk
VEBA	Voluntary Employees’ Benefit Association
VESCO	Venice Energy Services Company, LLC
VIE	Variable Interest Entity

DYNEGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

See Explanatory Note

(unaudited) (in millions, except share data)

	September 30, 2005	December 31, 2004
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$187	$628
Restricted cash	72	—
Accounts receivable, net of allowance for doubtful accounts of $158 and $159, respectively	634	810
Accounts receivable, affiliates	12	14
Inventory	172	233
Assets from risk-management activities	1,259	565
Deferred income taxes	750	62
Prepayments and other current assets	279	428
Assets held for sale (Note 3)	518	—

Total Current Assets	3,883	2,740

Property, Plant and Equipment	6,478	7,822
Accumulated depreciation	(1,136)	(1,692)

Property, Plant and Equipment, Net	5,342	6,130
Other Assets
Unconsolidated investments	291	421
Restricted investments	84	—
Intangible assets	403	—
Assets from risk-management activities	283	313
Goodwill	—	15
Deferred income taxes	16	15
Other long-term assets	178	209
Assets held for sale (Note 3)	1,171	—

Total Assets	$11,651	$9,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$468	$561
Accounts payable, affiliates	15	23
Accrued interest	123	118
Accrued liabilities and other current liabilities	277	450
Liabilities from risk-management activities	1,316	616
Notes payable and current portion of long-term debt	77	34
Liabilities held for sale (Note 3)	251	—

Total Current Liabilities	2,527	1,802

Long-term debt	4,824	4,132
Long-term debt to affiliates	200	200

Long-Term Debt	5,024	4,332
Other Liabilities
Liabilities from risk-management activities	329	395
Deferred income taxes	1,046	499
Other long-term liabilities	388	353
Liabilities held for sale (Note 3)	19	—

Total Liabilities	9,333	7,381

Minority Interest	107	106
Commitments and Contingencies (Note 10)
Redeemable Preferred Securities, redemption value of $400 at September 30, 2005 and December 31, 2004, respectively	400	400
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at September 30, 2005 and December 31, 2004; 304,595,236 and 285,012,203 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2,947	2,859
Class B Common Stock, no par value, 360,000,000 shares authorized at September 30, 2005 and December 31, 2004; 96,891,014 shares issued and outstanding at September 30, 2005 and December 31, 2004	1,006	1,006
Additional paid-in capital	48	41
Subscriptions receivable	(8)	(8)
Accumulated other comprehensive loss, net of tax	(28)	(13)
Accumulated deficit	(2,086)	(1,861)
Treasury stock, at cost, 1,686,715 shares at September 30, 2005 and 1,679,183 shares at December 31, 2004	(68)	(68)

Total Stockholders’ Equity	1,811	1,956

Total Liabilities and Stockholders’ Equity	$11,651	$9,843

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

See Explanatory Note

(unaudited) (in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
			(Restated)
Revenues	$770	$668	$1,691	$2,124
Cost of sales, exclusive of depreciation shown separately below	(572)	(443)	(1,482)	(1,432)
Depreciation and amortization expense	(56)	(58)	(165)	(183)
Impairment and other charges	—	(3)	(6)	(78)
Loss on sale of assets, net	(1)	(24)	(1)	(39)
General and administrative expenses	(76)	(75)	(421)	(231)

Operating income (loss)	65	65	(384)	161
Earnings from unconsolidated investments	7	99	14	187
Interest expense	(99)	(115)	(284)	(386)
Other income and expense, net	—	3	9	10
Minority interest expense	—	(3)	—	(4)

Income (loss) from continuing operations before income taxes	(27)	49	(645)	(32)
Income tax benefit (expense) (Note 13)	13	(7)	228	75

Income (loss) from continuing operations	(14)	42	(417)	43
Income from discontinued operations, net of tax benefit (expense) of $(26), $(24), $54, and $(102), respectively (Notes 3 and 13)	43	36	209	113

Net income (loss)	29	78	(208)	156
Less: preferred stock dividends	6	6	17	17

Net income (loss) applicable to common stockholders	$23	$72	$(225)	$139

Earnings (Loss) Per Share (Note 9):
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.10	$(1.13)	$0.07
Income from discontinued operations	0.11	0.09	0.54	0.30

Basic earnings (loss) per share	$0.06	$0.19	$(0.59)	$0.37

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.09	$(1.13)	$0.07
Income from discontinued operations	0.11	0.07	0.54	0.30

Diluted earnings (loss) per share	$0.06	$0.16	$(0.59)	$0.37

Basic shares outstanding	390	379	383	378
Diluted shares outstanding	516	504	509	380

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

See Explanatory Note

(unaudited) (in millions)

	Nine Months Ended September 30,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(208)	$156
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	212	279
Impairment and other charges	(1)	83
Earnings from unconsolidated investments, net of cash distributions	47	(82)
Risk-management activities	(11)	(24)
Gain on sale of assets, net	(9)	(14)
Deferred income taxes	(284)	27
Liability associated with gas transportation contracts (Note 3)	—	(148)
Legal and settlement charges	110	—
Independence toll settlement charge	169	—
Other	13	8
Changes in working capital:
Accounts receivable	(199)	150
Inventory	(9)	(70)
Prepayments and other assets	101	(125)
Accounts payable and accrued liabilities	(113)	(123)
Changes in non-current assets	(4)	(17)
Changes in non-current liabilities	8	20

Net cash provided by (used in) operating activities	(178)	120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(132)	(221)
Proceeds from asset sales, net	106	527
Business acquisition costs, net of cash acquired	(120)	—

Net cash provided by (used in) investing activities	(146)	306

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	—	588
Repayments of long-term borrowings	(40)	(520)
Proceeds from issuance of capital stock	2	5
Dividends and other distributions, net	(22)	(22)
Other financing, net	(39)	(27)

Net cash provided by (used in) financing activities	(99)	24

Effect of exchange rate changes on cash	—	(1)
Net increase (decrease) in cash and cash equivalents	(423)	449
Cash and cash equivalents, beginning of period	628	477
Less: Cash classified as held for sale at end of period (Note 3)	(18)	—

Cash and cash equivalents, end of period	$187	$926

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

See Explanatory Note

(unaudited) (in millions)

	Three Months Ended September 30,
	2005	2004
Net income	$29	$78
Cash flow hedging activities, net:
Unrealized mark-to-market losses arising during period, net	(60)	(4)
Reclassification of mark-to-market losses to earnings, net	50	4

Changes in cash flow hedging activities, net (net of tax benefit of $5 and zero, respectively)	(10)	—
Foreign currency translation adjustments	5	3
Minimum pension liability (net of tax expense of zero and $23, respectively)	—	39

Other comprehensive income (loss), net of tax	(5)	42

Comprehensive income	$24	$120

	Nine Months Ended September 30,
	2005	2004
	(Restated)
Net income (loss)	$(208)	$156
Cash flow hedging activities, net:
Unrealized mark-to-market losses arising during period, net	(81)	(57)
Reclassification of mark-to-market losses to earnings, net	61	24

Changes in cash flow hedging activities, net (net of tax benefit of $12 and $20, respectively)	(20)	(33)
Foreign currency translation adjustments	5	(12)
Minimum pension liability (net of tax expense of zero and $24, respectively)	—	41

Other comprehensive loss, net of tax	(15)	(4)

Comprehensive income (loss)	$(223)	$152

See the notes to condensed consolidated financial statements.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2005 and 2004

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 9, 2005 (THE DATE OF THE ORIGINAL FILING) WITH THE EXCEPTION OF THE ITEM DISCUSSED IN THE EXPLANATORY NOTE BELOW. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 9, 2005.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005 includes a restatement of our unaudited condensed consolidated financial statements for the nine month period ended September 30, 2005. The restatement relates to our deferred income tax accounts. In the second quarter 2005, we recognized a $125 million tax benefit in anticipation of our sale of DMSLP. This benefit resulted from a reduction in the valuation allowance related to our capital loss carryforwards expected to be used against capital gains generated by the sale of DMSLP. We recently identified that a portion of the capital loss carryforwards had been previously used and therefore was not available for use against those capital gains. Because we mistakenly used these unavailable capital loss carryforwards against capital gains generated by the sale of DMSLP, income from discontinued operations during the second quarter of 2005 was overstated by $13 million, and the net deferred tax liability was understated by $13 million at September 30, 2005.

The restatement effects Note 1—Accounting Policies, Note 3—Discontinued Operations, Dispositions and Contract Terminations, Note 13—Income Taxes and Note 14—Segment Information. The restatement had no effect on our previously reported loss from continuing operations or net cash provided by (used in) operating activities, investing activities or financing activities for the three and nine months ended September 30, 2005. This Amendment No. 1 also reflects restatements made to our unaudited condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004 as further discussed in the Explanatory Note beginning on page F-10 of our Form 10-K for the year ended December 31, 2005. A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the Original Filing is as follows:

RESTATED SELECTED BALANCE SHEET DATA

September 30, 2005
(in millions)
Deferred income taxes
As previously reported	$(1,131)
Adjustment (1)	98
Restatement effect	(13)

As restated	$(1,046)

Total Liabilities
As previously reported	$(9,418)
Adjustment (1)	98
Restatement effect	(13)

As restated	$(9,333)

Stockholders’ Equity
As previously reported	$(1,735)
Adjustment (1)	(89)
Restatement effect	13

As restated	$(1,811)

(1)	Adjustment relates to a prior restatement of the deferred tax liability balances, as further described in the Explanatory Note beginning on page F-10 of our Form 10-K for the year ended December 31, 2005.

RESTATED SELECTED RESULTS OF OPERATIONS DATA

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions)
Income from discontinued operations
As previously reported	$43	$222
Restatement effect	—	(13)

As restated	$43	$209

Net income (loss)
As previously reported	$29	$(195)
Restatement effect	—	(13)

As restated	$29	$(208)

Net income (loss) applicable to common shareholders
As previously reported	$23	$(212)
Restatement effect	—	(13)

As restated	$23	$(225)

Net income (loss) per diluted share
As previously reported	$0.06	$(0.55)
Restatement effect	—	(0.04)

As restated	$0.06	$(0.59)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Net income (loss) as reported	$29	$78	$(208)	$156
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3	1	5	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(6)	(5)	(22)

Pro forma net income (loss)	$29	$73	$(208)	$137

Earnings (loss) per share:
Basic—as reported	$0.06	$0.19	$(0.59)	$0.37
Basic—pro forma	$0.06	$0.18	$(0.59)	$0.32
Diluted—as reported	$0.06	$0.16	$(0.59)	$0.37
Diluted—pro forma	$0.06	$0.15	$(0.59)	$0.28

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2005 and 2004

The following table summarizes information related to all of our discontinued operations, including the NGL operations discussed above:

	U.K. CRM	DGC	NGL	Total
Three Months Ended September 30, 2005
Revenue	$—	$—	$1,193	$1,193
Income (loss) from operations before taxes	(2)	—	71	69
Income (loss) from operations after taxes	(4)	(2)	49	43
Three Months Ended September 30, 2004
Revenue	$—	$—	$996	$996
Income (loss) from operations before taxes	(1)	—	61	60
Income (loss) from operations after taxes	(2)	—	38	36
Nine Months Ended September 30, 2005
Revenue	$—	$—	$3,172	$3,172
Income from operations before taxes	3	—	152	155
Income (loss) from operations after taxes	(1)	—	210	209
Nine Months Ended September 30, 2004
Revenue	$—	$—	$2,663	$2,663
Income from operations before taxes	17	3	195	215
Income (loss) from operations after taxes	(9)	2	120	113

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

Capital Loss Valuation Allowance. In the second quarter of 2005 and in anticipation of the sale of DMSLP, as further discussed in Note 3—Discontinued Operations, Dispositions and Contract Terminations—Discontinued Operations—Natural Gas Liquids, we reduced the valuation allowance related to our capital loss carryforward by $112 million. This benefit is reflected in income from discontinued operations on our unaudited condensed consolidated statements of operations.

The changes in the valuation allowance by attribute since December 31, 2004 were as follows:

	Capital Loss Carryforwards	Foreign Tax Credits	State NOL Carryforwards	Total
	(in millions)
Balance as of December 31, 2004	$(112)	$(23)	$(1)	$(136)
Acquisition of Sithe Energies	(17)	—	(12)	(29)
Tax benefit from discontinued operations	112	—	—	112

Balance as of September 30, 2005	$(17)	$(23)	$(13)	$(53)

Previously, as a result of the asset sales discussed in Note 3—Discontinued Operations, Dispositions and Contract Terminations—Dispositions and Contract Terminations, as well as other transactions occurring in 2004, we reduced the valuation allowance related to our capital loss carryforward by $24 million and $71 million in the three and nine months ended September 30, 2004, respectively. This benefit is reflected in income tax benefit (expense) on our unaudited condensed consolidated statements of operations.

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

Balance Sheet Classification. The balance sheet classification of deferred tax liabilities and assets is as follows:

	September 30, 2005	December 31, 2004
	(in millions)
Deferred tax assets:
Current	$750	$62
Non-current	16	15
Deferred tax liabilities:
Non-current	(1,046)	(499)

Net deferred tax liability	$(280)	$(422)

The balance sheet classification of our deferred tax liabilities and assets has changed significantly since December 31, 2004. As a result of our gain on the sale of DMSLP, coupled with current year operations, we expect to utilize approximately $940 million of our net operating loss carryforwards and approximately $300 million of our capital loss carryforwards within the next 12 months. Accordingly, we have reclassified the deferred tax assets associated with these attributes from non-current to current as of September 30, 2005.

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

Reportable segment information for the three- and nine-month periods ended September 30, 2005 and 2004 is presented below:

Dynegy’s Segment Data for the Quarter Ended September 30, 2005

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$719	$—	$—	$39	$—	$758
Other	16	—	—	(4)	—	12

	735	—	—	35	—	770
Intersegment revenues	(2)	—	—	2	—	—

Total revenues	$733	$—	$—	$37	$—	$770

Depreciation and amortization	$(53)	$—	$—	$—	$(3)	$(56)
Operating income (loss)	$115	$—	$—	$(18)	$(32)	$65
Earnings from unconsolidated investments	7	—	—	—	—	7
Other items, net	2	—	—	(5)	3	—
Interest expense						(99)

Loss from continuing operations before taxes						(27)
Income tax benefit						13

Loss from continuing operations						(14)
Income from discontinued operations, net of taxes						43

Net income						$29

Identifiable assets:
Domestic	$7,827	$1,705	$15	$1,394	$561	$11,502
Other	25	—	—	124	—	149

Total	$7,852	$1,705	$15	$1,518	$561	$11,651

Unconsolidated investments	$291	$77	$—	$—	$—	$368
Capital expenditures	$(22)	$(16)	$—	$—	$(1)	$(39)

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

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2005 and 2004

Dynegy’s Segment Data for the Nine Months Ended September 30, 2005

(in millions)

	GEN	NGL	REG	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$1,592	$—	$—	$99	$—	$1,691
Other	46	—	—	(46)	—	—

	1,638	—	—	53	—	1,691
Intersegment revenues	(28)	—	—	28	—	—

Total revenues	$1,610	$—	$—	$81	$—	$1,691

Depreciation and amortization	$(150)	$—	$—	$(1)	$(14)	$(165)
Operating income (loss)	$194	$—	$—	$(225)	$(353)	$(384)
Earnings from unconsolidated investments	14	—	—	—	—	14
Other items, net	4	—	—	(5)	10	9
Interest expense						(284)

Loss from continuing operations before taxes						(645)
Income tax benefit						228

Loss from continuing operations						(417)
Income from discontinued operations, net of taxes						209

Net loss						$(208)

Identifiable assets:
Domestic	$7,827	$1,705	$15	$1,394	$561	$11,502
Other	25	—	—	124	—	149

Total	$7,852	$1,705	$15	$1,518	$561	$11,651

Unconsolidated investments	$291	$77	$—	$—	$—	$368
Capital expenditures	$(87)	$(39)	$—	$—	$(6)	$(132)

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

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 9, 2005 (THE DATE OF THE ORIGINAL FILING), WITH THE EXCEPTION OF THE ITEM DISCUSSED IN THE EXPLANATORY NOTE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2005 AND OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 9, 2005.

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

Nine Months Ended September 30, 2005

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)					(Restated)
Operating income (loss)	$194	$—	$—	$(225)	$(353)	$(384)
Earnings from unconsolidated investments	14	—	—	—	—	14
Other items, net	4	—	—	(5)	10	9
Interest expense						(284)

Loss from continuing operations before taxes						(645)
Income tax benefit						228

Loss from continuing operations						(417)
Income from discontinued operations, net of taxes						209

Net loss						$(208)

Nine Months Ended September 30, 2004

	GEN	NGL	REG	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$159	$—	$158	$45	$(201)	$161
Earnings from unconsolidated investments	187	—	—	—	—	187
Other items, net	—	—	3	(1)	4	6
Interest expense						(386)

Loss from continuing operations before taxes						(32)
Income tax benefit						75

Income from continuing operations						43
Income from discontinued operations, net of taxes						113

Net income						$156

The following table provides summary segmented operating statistics for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended September 30,
	2005	2004
Power Generation
Million megawatt hours generated—gross	28.7	29.3
Million megawatt hours generated—net	27.8	27.8
Average natural gas price—Henry Hub ($/MMbtu) (1)	$7.66	$5.73
Average on-peak market power prices ($/MWh):
Cinergy	$61	$43
NI Hub/ComEd	$59	$42
Southern	$65	$49
New York—Zone G	$86	$61
New York—Zone A	$70	$52
ERCOT	$76	$47
SP-15	$65	$53
Natural Gas Liquids
Gross NGL production (MBbls/d):
Field plants	56.2	57.6
Straddle plants	25.9	25.7

Total gross NGL production	82.1	83.3

Natural gas (residue) sales (Bbtu/d)	184.4	185.2
Natural gas inlet volumes (MMCFD):
Field plants	515.6	549.4
Straddle plants	1,113.5	968.8

Total natural gas inlet volumes	1,629.1	1,518.2

Fractionation volumes (MBbls/d)	174.3	218.6
Natural gas liquids sold (MBbls/d)	266.4	281.4
Average commodity prices:
Crude oil—WTI ($/Bbl)	$53.44	$38.51
Natural gas—Henry Hub ($/MMbtu) (2)	$7.18	$5.81
Natural gas liquids ($/Gal)	$0.84	$0.67
Fractionation spread ($/MMBtu)—daily	$2.34	$1.84

Regulated Energy Delivery (3)
Electric sales in KWH (millions):
Residential	—	4,182
Commercial	—	3,389
Industrial	—	3,859
Transportation of customer-owned electricity	—	2,407
Other	—	287

Total electric sales	—	14,124

Gas sales in Therms (millions):
Residential	—	214
Commercial	—	85
Industrial	—	40
Transportation of customer-owned gas	—	171

Total gas delivered	—	510

Cooling degree days—actual (4)	—	932
Cooling degree days—10-year rolling average	—	1,236
Heating degree days—actual (5)	—	3,145
Heating degree days—10-year rolling average	—	3,190

(1)	Calculated as the average of the daily gas prices for the period.

(2)	Calculated as the average of the first of the month prices for the period.

(3)	We sold Illinois Power, our regulated utility, to Ameren on September 30, 2004.

(4)	A Cooling Degree Day (CDD) represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in our service area. The CDDs for a period of time are computed by adding the CDDs for each day during the period.

(5)	A Heating Degree Day (HDD) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in our service area. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2005 and 2004 tax items, affecting net income (loss) for the periods presented.

	Nine Months Ended September 30, 2005
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Legal and settlement charges	$—	$—	$—	$(29)	$(249)	$(278)
Independence toll settlement charge	—	—	—	(169)	—	(169)
Discontinued operations	—	152	—	3	—	155
Taxes	—	—	—	—	112	112

Total	$—	$152	$—	$(195)	$(137)	$(180)

	Nine Months Ended September 30, 2004
	GEN	NGL	REG	CRM	Other	Total
	(in millions)
Legal and settlement charges	$2	$—	$(1)	$—	$(57)	$(56)
Impairment of Illinois Power	—	—	(54)	—	—	(54)
Impairment of West Coast Power	(45)	—	—	—	—	(45)
Loss on sale of Illinois Power	—	—	(39)	—	—	(39)
Acceleration of financing costs	—	—	—	—	(14)	(14)
Gas transportation contracts	—	—	—	88	—	88
Gain on sale of Joppa	75	—	—	—	—	75
Taxes	—	—	—	—	43	43
Gain on sale of Oyster Creek	15	—	—	—	—	15
Discontinued operations	—	195	—	17	3	215

Total	$47	$195	$(94)	$105	$(25)	$228

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

Discontinued Operations

Discontinued operations include our NGL business in our NGL segment, our U.K. CRM business in our CRM segment and our DGC business in Other and Eliminations. The following summarizes the activity included in income from discontinued operations:

Nine Months Ended September 30, 2005

	U.K. CRM	DGC	NGL	Total
	(in millions)			(Restated)
Operating income included in income from discontinued operations	$(1)	$—	$205	$204
Earnings from unconsolidated investments included in income from discontinued operations	—	—	5	5
Other items, net included in income from discontinued operations	4	—	(18)	(14)
Interest expense included in income from discontinued operations				(40)

Income from discontinued operations before taxes				155
Income tax benefit				54

Income from discontinued operations				$209

Nine Months Ended September 30, 2004

	U.K. CRM	DGC	NGL	Total
	(in millions)
Operating income included in income from discontinued operations	$16	$—	$219	$235
Earnings from unconsolidated investments included in income from discontinued operations	—	—	7	7
Other items, net included in income from discontinued operations	1	3	(15)	(11)
Interest expense included in income from discontinued operations				(16)

Income from discontinued operations before taxes				215
Income tax expense				(102)

Income from discontinued operations				$113

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

(1)

The cash flow values for 2005 reflect realized cash flows for the nine months ended September 30, 2005 and anticipated undiscounted cash inflows and outflows by contract based on the tenor of individual contract

/position for the remaining periods. These anticipated undiscounted cash flows have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges.

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

DYNEGY INC.

PART II. OTHER INFORMATION

Item 6—EXHIBITS

The following documents are included as exhibits to this Form 10-Q/A:

*10.1	Partnership Interest Purchase Agreement dated as of August 2, 2005 among Dynegy Inc, Dynegy Holdings Inc., Dynegy Midstream Holdings, Inc., and Dynegy Midstream G.P., Inc. as Sellers and Targa Resources, Inc., Targa Resources Partners OLP LP, and Targa Midstream GP, LLC as Buyers.

*10.2	Steam and Electric Power Sales Agreement dated as of September 6, 2005 between Cogen Lyondell, Inc. and Lyondell Chemical Company.

*10.3	Services Agreement for CLI Facility dated as of September 6, 2005 between Cogen Lyondell, Inc. and Lyondell Chemical Company.

*10.4	Amended and Restated Lease and Easement Agreement dated as of September 6, 2005 between Cogen Lyondell, Inc. and Lyondell Chemical Company.

*10.5	Guaranty Agreement dated as of September 6, 2005 by Dynegy Holdings Inc. on behalf of Cogen Lyondell, Inc. in favor of Lyondell Chemical Company.

*10.6	First Amendment to October 18, 2002 Employment Agreement dated August 17, 2005 between Bruce A. Williamson and Dynegy Inc.

10.7	Second Amendment to October 18, 2002 Employment Agreement dated September 15, 2005 between Bruce A. Williamson and Dynegy Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659).

10.8	First Amendment to the Dynegy Inc. Executive Severance Pay Plan dated September 15, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659).

10.9	Second Amendment to the Dynegy Inc. Executive Severance Pay Plan dated October 31, 2005 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

10.10	Second Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan dated September 15, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659).

10.11	Third Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan dated October 31, 2005 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

10.12	First Amendment to the Dynegy Inc. Severance Pay Plan dated October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

10.13	First Amendment to the First Supplemental Plan to the Dynegy Inc. Severance Pay Plan dated October 31, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

10.14	First Amendment to the Dynegy Inc. Deferred Compensation Plan for Certain Directors dated September 15, 2005 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659).

10.15	Second Amended and Restated Credit Agreement dated as of October 31, 2005 among Dynegy Holdings Inc., as Borrower, and Dynegy Inc., as Parent Guarantor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

+31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Previously filed.

**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

DYNEGY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEGY INC.

Date: May 1, 2006	By:	/s/ HOLLI C. NICHOLS
Holli C. Nichols Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q/A:

*10.1	Partnership Interest Purchase Agreement dated as of August 2, 2005 among Dynegy Inc, Dynegy Holdings Inc., Dynegy Midstream Holdings, Inc., and Dynegy Midstream G.P., Inc. as Sellers and Targa Resources, Inc., Targa Resources Partners OLP LP, and Targa Midstream GP, LLC as Buyers.

*10.2	Steam and Electric Power Sales Agreement dated as of September 6, 2005 between Cogen Lyondell, Inc. and Lyondell Chemical Company.

*10.3	Services Agreement for CLI Facility dated as of September 6, 2005 between Cogen Lyondell, Inc. and Lyondell Chemical Company.

*10.4	Amended and Restated Lease and Easement Agreement dated as of September 6, 2005 between Cogen Lyondell, Inc. and Lyondell Chemical Company.

*10.5	Guaranty Agreement dated as of September 6, 2005 by Dynegy Holdings Inc. on behalf of Cogen Lyondell, Inc. in favor of Lyondell Chemical Company.

*10.6	First Amendment to October 18, 2002 Employment Agreement dated August 17, 2005 between Bruce A. Williamson and Dynegy Inc.

10.7	Second Amendment to October 18, 2002 Employment Agreement dated September 15, 2005 between Bruce A. Williamson and Dynegy Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659).

10.8	First Amendment to the Dynegy Inc. Executive Severance Pay Plan dated September 15, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659).

10.9	Second Amendment to the Dynegy Inc. Executive Severance Pay Plan dated October 31, 2005 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

10.10	Second Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan dated September 15, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659).

10.11	Third Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan dated October 31, 2005 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

10.12	First Amendment to the Dynegy Inc. Severance Pay Plan dated October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

10.13	First Amendment to the First Supplemental Plan to the Dynegy Inc. Severance Pay Plan dated October 31, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

10.14	First Amendment to the Dynegy Inc. Deferred Compensation Plan for Certain Directors dated September 15, 2005 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659).

10.15	Second Amended and Restated Credit Agreement dated as of October 31, 2005 among Dynegy Holdings Inc., as Borrower, and Dynegy Inc., as Parent Guarantor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659).

+31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Previously filed.

**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.