Form 10-K/A
period 2005-12-31
DYNEGY INC /IL/
filed 2006-05-01
CIK 879215

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

DYNEGY INC. FORM 10-K/A

INTRODUCTORY NOTE

Dynegy Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to reflect the effect of a $13 million decrease to our income from discontinued operations for the year ended December 31, 2005 and a $13 million increase to our net deferred tax liability at December 31, 2005 on our historical consolidated financial statements and related information, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 15, 2006 (the “Original Filing”).

The aforementioned item includes adjustments previously announced by us in our Current Report on

Form 8-K dated May 1, 2006 and is discussed in more detail in the Restatement Note to the accompanying consolidated financial statements beginning on page F-10. The following items of the Original Filing are amended by this Amendment No. 1:

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures

Item 15. Exhibits, Financial Statement Schedules

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, WITH THE EXCEPTION OF THE ITEM DISCUSSED ABOVE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 15, 2006.

The Original Filing also reflects the effect of the restatement of our consolidated balance sheet as of December 31, 2004 and periods prior to 2004 as a result of adjustments to our deferred income tax accounts, as reported in our Annual Report of Form 10-K for the year ended December 31, 2004, which was filed on March 14, 2005.

As previously disclosed in our 2004 Form 10-K, we undertook an evaluation of our tax accounting and reconciliation controls and processes, including a tax basis balance sheet review, which resulted in an adjustment to our deferred tax liability balance. We have since identified mistakes in the tax basis balance sheet review, which totaled an $89 million overstatement of the deferred tax liability balance. Although these mistakes were not considered material, either individually or in the aggregate, to the period to which they related, the mistakes are material, in the aggregate, to our 2005 results. We are required to restate prior periods in accordance with APB 20, “Accounting Changes.” The item is discussed in more detail in the Explanatory Note to the accompanying consolidated financial statements beginning on page F-10. The following Items of our Original Filing for the year ended December 31, 2005, were affected by this item:

Item 6. Selected Financial Data

Item 8. Financial Statements and Supplementary Data

Please read Item 9A. Controls and Procedures for a discussion of our control deficiencies related to the deferred income tax accounts and the preparation and review of adjustments to such accounts.

i

DYNEGY INC.

FORM 10-K/A

ii

PART I

DEFINITIONS

As used in this Form 10-K/A, the abbreviations contained herein have the meanings set forth in the glossary beginning on page
F-86. Additionally, the terms “Dynegy,” “we,” “us” and “our” refer to Dynegy Inc. and its subsidiaries, unless the context clearly indicates otherwise.

PART II

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

As discussed in the Restatement Note to the accompanying Consolidated Financial Statements, the accompanying Consolidated Financial Statements have been restated since the date of the Original Filing. In addition, as discussed in the Explanatory Note to the accompanying Consolidated Financial Statements, the historical information in the accompanying Consolidated Financial Statements of the Original Filing had been restated. Please read the Restatement Note and Explanatory Note to the accompanying Consolidated Financial Statements beginning on page F-10 for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements.

Dynegy’s Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(restated)
	(in millions, except per share data)
Statement of Operations Data (1):
Revenues	$2,313	$2,451	$2,599	$2,109	$3,635
Depreciation and amortization expense	(220)	(235)	(373)	(378)	(368)
Goodwill impairment	—	—	(311)	(814)	—
Impairment and other charges	(46)	(78)	(225)	(176)	—
General and administrative expenses	(468)	(330)	(315)	(297)	(385)
Operating income (loss)	(838)	(100)	(769)	(1,146)	823
Interest expense	(389)	(453)	(503)	(241)	(201)
Income tax benefit (expense)	395	172	296	337	(320)
Net income (loss) from continuing operations	(804)	(180)	(813)	(1,217)	423
Income (loss) from discontinued operations (3)	899	165	81	(1,136)	(24)
Cumulative effect of change in accounting principles	(5)	—	40	(234)	2
Net income (loss)	$90	$(15)	$(692)	$(2,587)	$401
Net income (loss) applicable to common stockholders	68	(37)	321	(2,917)	359
Basic earnings (loss) per share from continuing operations	$(2.13)	$(0.53)	$0.53	$(4.23)	$1.17
Basic net income (loss) per share	0.18	(0.10)	0.86	(7.97)	1.10
Diluted earnings (loss) per share from continuing operations	$(2.13)	$(0.53)	$0.50	$(4.23)	$1.12
Diluted net income (loss) per share	0.18	(0.10)	0.78	(7.97)	1.06
Shares outstanding for basic EPS calculation	387	378	374	366	326
Shares outstanding for diluted EPS calculation	513	504	423	370	340
Cash dividends per common share	$—	$—	$—	$0.15	$0.30
Cash Flow Data:
Net cash provided by (used in) operating activities	$(30)	$5	$876	$(25)	$550
Net cash provided by (used in) investing activities	1,824	262	(266)	677	(3,828)
Net cash provided by (used in) financing activities	(873)	(115)	(900)	(44)	3,450
Cash dividends or distributions to partners, net	(22)	(22)	—	(55)	(98)
Capital expenditures, acquisitions and investments	(315)	(314)	(338)	(981)	(4,687)

	December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in millions)
Balance Sheet Data (2):
Current assets	$3,706	$2,728	$3,074	$7,574	$8,944
Current liabilities	2,116	1,802	2,450	6,748	8,538
Property and equipment, net	5,323	6,130	8,178	8,458	9,269
Total assets	10,126	9,843	12,801	20,020	25,074
Long-term debt (excluding current portion)	4,228	4,332	5,893	5,454	5,016
Notes payable and current portion of long-term debt	71	34	331	861	458
Serial preferred securities of a subsidiary	—	—	11	11	46
Subordinated debentures	—	—	—	200	200
Series B Preferred Stock (4)	—	—	—	1,212	882
Series C convertible preferred stock	400	400	400	—	—
Minority interest (5)	—	106	121	146	1,040
Capital leases not already included in long-term debt	—	—	—	15	29
Total equity	2,140	1,956	1,975	2,256	4,956

(1)	The following acquisitions were accounted for in accordance with the purchase method of accounting and the results of operations attributable to the acquired businesses are included in our financial statements and operating statistics beginning on the acquisitions’ effective date for accounting purposes:
•	Sithe Energies—February 1, 2005;
•	Northern Natural—February 1, 2002;
•	BGSL—December 1, 2001 and
•	iaxis—March 1, 2001.
(2)	The Sithe Energies, Northern Natural, BGSL and iaxis acquisitions were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. See note (1) above for respective effective dates.
(3)	Discontinued operations includes the results of operations from the following businesses:
•	Northern Natural (sold third quarter 2002);
•	U.K. Storage—Hornsea facility (sold fourth quarter 2002) and Rough facility (sold fourth quarter 2002);
•	DGC (portions sold in fourth quarter 2002 and first and second quarters 2003);
•	Global Liquids (sold fourth quarter 2002);
•	U.K. CRM (substantially liquidated in first quarter 2003); and
•	DMSLP (sold fourth quarter 2005).
(4)	The 2002 amount equals the $1.5 billion in proceeds related to the Series B Preferred Stock less the $660 million implied dividend recognized in connection with the beneficial conversion option plus $372 million in accretion of the implied dividend through December 31, 2002. The 2001 amount equals the $1.5 billion in proceeds less the $660 million implied dividend plus $42 million in accretion of the implied dividend through December 31, 2001. Please read Note 13—Related Party Transactions—Series B Preferred Stock beginning on page F-47 for further discussion.
(5)	The 2001 amounts include amounts relating to the Black Thunder Secured Financing. This financing involved our obligation to purchase the interest held by a third party on or before June 2005 which was recorded as an $850 million minority interest liability. We repaid the balance owed under this financing in August 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the audited consolidated financial statements and the notes thereto included in this report.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, WITH THE EXCEPTION OF THE ITEM DISCUSSED IN THE RESTATEMENT NOTE BEGINNING ON PAGE F-10. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 15, 2006.

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

Please read Item 1A. Risk Factors beginning on page 23 of our Original Filing for additional factors that could impact our future operating results, financial condition and cash flows.

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

Power Generation—Northeast Segment. Our assets in the Northeast region include gas, fuel oil and coal-fired facilities. The following specific factors also impact or could impact the performance of this reportable segment:

•	The relationship between prices for power and natural gas, commonly referred to as the “spark spread,” and its effect on the cost of generating electricity, impacts our gas-fired facilities in this segment.

•	The relationship between prices for power and fuel oil, and its effect on our cost to generate electricity, impacts our Roseton facility.

•	Our ability to maintain sufficient coal and fuel oil inventories, including the continued deliveries of coal in a consistent and timely manner, impacts our ability to serve the critical winter and summer on-peak load.

•	A state-driven program aimed at capping carbon dioxide emissions that is more stringent than federal guidelines could impact future results.

•	The outcome of administrative proceedings and litigation specific to water discharge issues could materially impact operating costs at two of our New York facilities. For further discussion of these matters, please see Note 18—Regulatory Issues—Roseton State Pollutant Discharge Elimination System Permit beginning on page F-67 and Note 18—Regulatory Issues—Danskammer State Pollutant Discharge Elimination System Permit beginning on page F-68, respectively.

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

Please read Item 1A. Risk Factors beginning on page 23 of our Original Filing for additional factors that could impact our future operating results, financial condition and cash flows.

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

Summarized Debt and Other Obligations. The following table depicts our consolidated third party debt obligations, including the principal-like maturities associated with the DNE leveraged lease, and the extent to which they are secured as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(in millions)
First Secured Obligations
Dynegy Holdings Inc.	$785	$1,551
Sithe Energies (1)	885	—

Total First Secured Obligations	1,670	1,551
Second Secured Obligations	1,750	1,750
Unsecured Obligations	1,786	1,831

Subtotal	5,206	5,132
Preferred Obligations	400	400

Total Obligations	$5,606	$5,532

Less: DNE Lease Financing (2)	(785)	(771)
Less: Preferred Obligations	(400)	(400)
Other (3)	(122)	5

Total Notes Payable and Long-term Debt (4)	$4,299	$4,366

(1)	Please read Note 3—Acquisition—Sithe Energies beginning on page F-23 for further discussion.
(2)	Represents present value of future lease payments discounted at 10%.
(3)	Consists of net discounts on debt of $122 million and net premiums on debt of $5 million at December 31, 2005 and 2004, respectively.
(4)	Does not include letters of credit.

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

Long-Term Debt (including Current Portion). Total amounts of Long-Term Debt (including Current Portion) are included in the December 31, 2005 Consolidated Balance Sheet. For additional explanation, please read Note 12—Debt beginning on page F-43.

Additionally, we have entered into various joint ventures principally to share risk or optimize existing commercial relationships. These joint ventures maintain independent capital structures and, where necessary, have financed their operations on a non-recourse basis to us. Please read Note 10—Unconsolidated Investments beginning on page F-36 for further discussion of these joint ventures.

Redeemable Preferred Securities. Total amounts of Redeemable Preferred Securities are included in the December 31, 2005 Consolidated Balance Sheet. For additional explanation, please read Note 15—Redeemable Preferred Securities beginning on page
F-55.

Operating Leases. Operating leases includes the minimum lease payment obligations associated with our DNE leveraged lease. For additional information, please read “—Liquidity and Capital Resources—Off-Balance Sheet Arrangements—DNE Leveraged Lease” beginning on page 14. Amounts also include minimum lease payment obligations associated with office and office equipment leases.

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

Capacity Payments. Capacity payments include future payments aggregating $1.2 billion under the Sterlington and Kendall power tolling arrangements, as further described in Item 1. Business—Segment Discussion—Customer Risk Management Segment beginning on page 14 of our Original Filing. We terminated the Sterlington long-term wholesale power tolling contract with Quachita Power LLC effective March 7, 2006. Accordingly, the capacity payments of approximately $751 million associated with this agreement will be eliminated. Please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Sterlington Contract Termination beginning on page F-25 for further discussion.

In November 2004, we entered into a “back-to-back” power purchase agreement under which a subsidiary of Constellation Energy receives our rights to capacity and energy under the Kendall tolling arrangement for a four year term expiring effectively in November 2008. Although we are still obligated under the Kendall toll, as of December 31, 2005, we will receive approximately $122 million in aggregate cash payments from Constellation to offset our fixed payment obligations under the Kendall toll through November 2008, which payment obligations are reflected in the table above. Please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Kendall beginning on page F-27 below for further discussion.

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

Other Obligations. Other obligations include amounts related to a long-term coal agreement to assist in the delivery of coal to our Danskammer plant in Newburgh, New York. The agreement extends until 2010, and the minimum aggregate payments through expiration total approximately $66 million as of December 31, 2005. In addition, included in other obligations are payments associated with a capacity contract between Independence and Con Edison. The aggregate payments through the 2014 expiration are approximately $20 million as of December 31, 2005. Please read Note 3—Acquisition—Sithe Energies beginning on page F-23 for more information on this agreement.

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

For further discussion of the accounting and required disclosure surrounding the subsidiaries that issued the pass-through certificates and purchased the notes from the owner lessors, please read Note 10—Unconsolidated Investments—Variable Interest Entities beginning on page F-40.

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

Our capital expenditures in 2006 and beyond will continue to be limited by negative covenants contained in our debt instruments. These covenants place specific dollar limitations on our ability to incur capital expenditures. Please read Note 12—Debt beginning on page F-43 for further discussion of these limitations. Our long term capital expenditures in the GEN-MW segment will also be significantly impacted by the Baldwin consent decree which obligates us to, among other things, install additional emission controls at our Baldwin and Havana plants which, based on ongoing engineering estimates, is expected to cost approximately $611 million through 2013.

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

Commitments and Contingencies

Please read Note 17—Commitments and Contingencies beginning on page F-57, which is incorporated herein by reference, for a discussion of our commitments and contingencies.

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

The Series B Preferred Stock issued to Chevron in November 2001 had no dividend requirement. Because of Chevron’s discounted conversion option, however, we accreted an implied preferred stock dividend over the redemption period, as required by GAAP. Please read Note 13—Related Party Transactions—Series B Preferred Stock beginning on page F-47 for further discussion of this non-cash implied dividend and the Series B Exchange. In conjunction with the Series B Exchange, we recognized a gain of approximately $1.2 billion as a preferred stock dividend during 2003.

We accrue dividends on our Series C preferred stock at a rate of 5.5% per annum. We accrued and made dividend payments on the Series C preferred stock during the year ended December 31, 2005 totaling approximately $22 million. Dividends are payable on the Series C preferred stock in February and August of each year, but we may defer payments for up to 10 consecutive semi-annual periods. Please read Note 15—Redeemable Preferred Securities beginning on page F-55 for further discussion.

We declared and paid dividends of $11 million in February 2006. Unless we have sufficient liquidity at the parent level, we may be required to defer payment of dividends on the Series C preferred stock beginning in August 2006.

Please read—Company Highlights—Key Objectives beginning on page 8 for discussion of potential near-term liability management activities, which may include reduction or redemption of debt or preferred stock obligations.

Internal Liquidity Sources

Our primary internal liquidity sources are cash flows from operations and cash on hand.

Current Liquidity. The following table summarizes our consolidated revolver capacity and liquidity position at March 7, 2006, December 31, 2005 and December 31, 2004:

	March 7, 2006		December 31, 2005		December 31, 2004
	(in millions)
Total revolver capacity	$400	(4)	$—		$700
Total additional letter of credit capacity	—		325	(1)	—
Outstanding letters of credit under credit facility	(188)		(254)		(94)

Unused credit facility capacity	212		71		606
Cash	1,528	(2)	1,549	(2)	628	(2)(3)

Total available liquidity	$1,740		$1,620		$1,234

(1)	On October 31, 2005, we amended and restated the credit facility to consist of (i) a $400 million letter of credit component and (ii) a $600 million revolving credit component. On December 16, 2005, we elected to terminate the revolving credit commitment. Please read Note 12—Debt—Amended and Restated Credit Facility beginning on page F-44 for further discussion of our amended credit facility. Our credit facility capacity is limited by, and will increase or decrease with changes in cash collateral on deposit.
(2)	The March 7, 2006, December 31, 2005 and December 31, 2004 amounts include approximately $3 million, $3 million and $47 million, respectively, of cash that remains in the U.K. only for the year ended December 31, 2005 and both Canada and the U.K. for the year ended December 31, 2004 that is associated primarily with contingent liabilities relating to our former Canadian and U.K. marketing and trading operations.
(3)	The December 31, 2004 amount includes approximately $13 million of cash held by our NGL business. Please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-28.
(4)	On March 6, 2006, we amended and restated the credit facility. Please see Note 23—Subsequent Events beginning on page F-85.

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

Revolver Capacity. On October 31, 2005, we entered into an Amended and Restated Credit Agreement comprised of (1) a $400 million letter of credit component and (2) a $600 million revolving credit component. On December 16, 2005, we elected to terminate the revolving credit commitment. We were required to post cash collateral in an amount equal to 103% of outstanding letters of credit. Therefore, our capacity to issue letters under the Amended and Restated Credit Facility was dependent upon and limited by the amount of cash collateral on deposit. On March 6, 2006, we entered into the Senior Secured Credit Facility replacing the former Amended and Restated Credit Facility with a $400 million revolving credit facility, thereby providing the return to DHI of $335 million plus accrued interest in cash collateral securing the former Amended and Restated Credit Facility. As of March 7, 2006, $188 million in letters of credit are outstanding but undrawn, and we have no revolving loan amounts drawn under the Senior Secured Credit Facility. Please read Note 12—Debt—Amended and Restated Credit Facility beginning on page F-44 for further discussion of our amended credit facility.

External Liquidity Sources

Over the last twelve months, our primary external liquidity source has been proceeds from asset sales. Looking forward, we expect our primary external liquidity sources to be proceeds from asset sales and other types of capital-raising transactions, including public or private equity issuances.

Asset Sale Proceeds. As further discussed in Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-28, we sold DMSLP to Targa Resources Inc. on October 31, 2005. The terms of our former $1.3 billion credit facility and the SPN indenture and security agreements govern the use of the proceeds from this sale.

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

These transactions may include capital markets transactions. Our ability to issue public securities is enhanced by our effective shelf registration statement, under which we have approximately $430 million in remaining availability. This availability was not reduced by the issuance on August 12, 2005 of 17,578,781 shares of Dynegy Class A common stock pursuant to the settlement of the shareholder class action litigation, as such issuance was exempt from registration under the Securities Act of 1933. The receptiveness of the capital markets to a public offering cannot be assured and may be negatively impacted by, among other things, our non-investment grade credit ratings, significant debt maturities, long-term business prospects and other factors beyond our control. Any issuance of equity likely would have other effects as well, including shareholder dilution. Further, our ability to issue debt securities is limited by our financing agreements, including our credit facility. Please read Note 12—Debt—Amended and Restated Credit Facility beginning on page F-44 for further discussion.

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

Our desire or ability to pursue any of the opportunities mentioned above is subject to a number of factors beyond our control. As such, we cannot guarantee that any such strategic direction(s) will be available to us, nor can we predict with any degree of certainty the impact of any such strategic direction(s) on our financial condition, results of operations or cash flows. Please read Item 1A. Risk Factors beginning on page 23 of our Original Filing for additional factors that could impact our future operating results and financial condition.

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

Summary Financial Information. The following tables provide summary financial data regarding our consolidated and segmented results of operations for 2005, 2004 and 2003, respectively. This financial data has been restated to reflect the items described in the Restatement Note beginning on page F-10 to the accompanying Consolidated Financial Statements. The restatement relates to our deferred income tax accounts. Please read the Restatement Note for further discussion.

Year Ended December 31, 2005

	Power Generation
	GEN-MW	GEN-NE	GEN-SO	CRM	REG	Other and Eliminations	Total
	(in millions)						(Restated)
Operating income (loss)	$194	$29	$(21)	$(647)	$—	$(393)	$(838)
Earnings (losses) from unconsolidated investments	7	—	(5)	—	—	—	2
Other items, net	2	5	(1)	—	—	20	26
Interest expense							(389)

Loss from continuing operations before taxes							(1,199)
Income tax benefit							395

Loss from continuing operations							(804)
Income from discontinued operations, net of taxes							899
Cumulative effect of change in accounting principle, net of taxes							(5)

Net income							$90

Year Ended December 31, 2004

	Power Generation
	GEN-MW	GEN-NE	GEN-SO	CRM	REG	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$194	$21	$(52)	$(118)	$139	$(284)	$(100)
Earnings from unconsolidated investments	80	—	112	—	—	—	192
Other items, net	—	—	1	(3)	3	8	9
Interest expense							(453)

Loss from continuing operations before taxes							(352)
Income tax benefit							172

Loss from continuing operations							(180)
Income from discontinued operations, net of taxes							165

Net loss							$(15)

Year Ended December 31, 2003

	Power Generation
	GEN-MW	GEN-NE	GEN-SO	CRM	REG	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$196	$46	$(48)	$(385)	$(327)	$(251)	$(769)
Earnings (losses) from unconsolidated investments	15	—	113	(2)	—	—	126
Other items, net	—	—	4	31	—	2	37
Interest expense							(503)

Loss from continuing operations before taxes							(1,109)
Income tax benefit							296

Loss from continuing operations							(813)
Income from discontinued operations, net of taxes							81
Cumulative effect of change in accounting principle, net of taxes							40

Net loss							$(692)

The following table provides summary segmented operating statistics for 2005, 2004 and 2003, respectively:

	Year Ended December 31,
	2005	2004	2003
GEN-MW
Million Megawatt Hours Generated—Gross and Net	21.9	22.6	23.7
Average On-Peak Market Power Prices ($/MWh):
Cinergy	$64	$43	$37
Commonwealth Edison (NI Hub)	$62	$42	$37

GEN-NE
Million Megawatt Hours Generated—Gross and Net	8.3	6.0	5.6
Average On-Peak Market Power Prices ($/MWh):
New York—Zone G	$92	$62	$61
New York—Zone A	$76	$53	$51

GEN-SO
Million Megawatt Hours Generated—Gross	6.6	8.5	9.8
Million Megawatt Hours Generated—Net	5.3	6.7	7.9
Average On-Peak Market Power Prices ($/MWh):
Southern	$71	$49	$41
ERCOT	$80	$51	$45
SP-15	$73	$55	$52

Average natural gas price—Henry Hub ($/MMBtu) (1)	$8.80	$5.85	$5.28

Natural Gas Liquids (5)
Gross NGL production (MBbls/d):
Field plants	56.6	57.3	59.6
Straddle plants	23.7	26.6	25.6

Total gross NGL production	80.3	83.9	85.2

Natural gas (residue) sales (Bbtu/d)	185.0	182.8	174.4
Natural gas inlet volumes (MMCFD):
Field plants	518.5	535.6	591.0
Straddle plants	1,030.2	990.0	1,103.1

Total natural gas inlet volumes	1,548.7	1,525.6	1,694.1

Fractionation volumes (MBbls/d)	173.8	202.5	185.3
Natural gas liquids sold (MBbls/d)	257.7	282.5	311.7
Average commodity prices:
Crude oil—WTI ($/Bbl)	$54.75	$41.43	$31.01
Natural gas—Henry Hub ($/MMbtu) (2)	$7.87	$6.13	$5.38
Natural gas liquids ($/Gal)	$0.87	$0.71	$0.55
Fractionation spread ($/MMBtu)—daily	$1.91	$2.18	$0.79

Regulated Energy Delivery (6)
Electric sales in KWh (millions)
Residential	—	4,182	5,309
Commercial	—	3,389	4,413
Industrial	—	3,859	6,123
Transportation of customer-owned electricity	—	2,407	2,382
Other	—	287	374

Total electric sales	—	14,124	18,601

Gas sales in Therms (millions)
Residential	—	214	337
Commercial	—	85	145
Industrial	—	40	70
Transportation of customer-owned gas	—	171	226

Total gas delivered	—	510	778

Cooling degree days—Actual (3)	—	932	980
Cooling degree days—10-year rolling average	—	1,236	1,214
Heating degree days—Actual (4)	—	3,145	5,256
Heating degree days—10-year rolling average	—	3,190	4,930

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.
(3)	A Cooling Degree Day (CDD) represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in our region. The CDDs for a period of time are computed by adding the CDDs for each day during the period.
(4)	A Heating Degree Day (HDD) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in our region. The HDDs for a period of time are computed by adding the HDDs for each day during the period.
(5)	Operating statistics for NGL for the year ended December 31, 2005 only include statistics through October 31, 2005, the date of the sale of DMSLP to Targa.
(6)	Operating statistics for REG for the year ended December 31, 2004 only include statistics through September 30, 2004, the date of the sale of Illinois Power to Ameren.

The following tables summarize significant items on a pre-tax basis, with the exception of the tax items, affecting net income (loss) for the periods presented.

	Year Ended December 31, 2005
	Power Generation
	GEN-MW	GEN-NE	GEN-SO	CRM	NGL	REG	Other	Total
	(in millions)						(Restated)	(Restated)
Discontinued operations (1)	$—	$—	$—	$6	$1,250	$—	$—	$1,256
Sterlington toll settlement	—	—	—	(364)	—	—	—	(364)
Legal and settlement charges	—	—	—	(38)	—	—	(249)	(287)
Independence toll settlement charge	—	—	—	(169)	—	—	—	(169)
Asset impairment	(29)	—	—	—	—	—	—	(29)
Impairment of generation investments	—	—	(27)	—	—	—	—	(27)
Restructuring costs	—	—	—	—	—	—	(11)	(11)
Taxes	—	—	—	—	—	—	86	86

Total	$(29)	$—	$(27)	$(565)	$1,250	$—	$(174)	$455

(1)	Discontinued operations for NGL includes gain on sale of DMSLP of $1,087 million.

	Year Ended December 31, 2004
	Power Generation
	GEN-MW	GEN-NE	GEN-SO	CRM	NGL	REG	Other	Total
	(in millions)
Discontinued operations (1)	$—	$—	$—	$19	$254	$—	$3	$276
Kendall toll restructuring	—	—	—	(115)	—	—	—	(115)
Legal and settlement charges	(9)	—	2	(13)	—	(1)	(92)	(113)
Impairment of West Coast Power	—	—	(85)	—	—	—	—	(85)
Loss on sale of Illinois Power	—	—	—	—	—	(58)	—	(58)
Impairment of Illinois Power	—	—	—	—	—	(54)	—	(54)
Acceleration of financing costs	—	—	—	—	—	—	(14)	(14)
Gas transportation contracts	—	—	—	88	—	—	—	88
Gain on sale of Joppa	75	—	—	—	—	—	—	75
Taxes	—	—	—	—	—	—	24	24
Gain on sale of Oyster Creek	—	—	15	—	—	—	—	15

Total	$66	$—	$(68)	$(21)	$254	$(113)	$(79)	$39

(1)	Discontinued operations for NGL includes pre-tax gains on sales of Indian Basin, Hackberry LNG and Sherman totaling $36 million, $17 million and $16 million, respectively.

	Year Ended December 31, 2003
	Power Generation
	GEN-MW	GEN-NE	GEN-SO	CRM	NGL	REG	Other	Total
	(in millions)
Illinois Power goodwill impairment	$—	$—	$—	$—	$—	$(311)	$—	$(311)
Illinois Power asset impairment	—	—	—	—	—	(218)	—	(218)
Southern Power tolling settlement	—	—	—	(133)	—	—	—	(133)
Sithe power tolling contract	—	—	—	(121)	—	—	—	(121)
Legal charges	—	—	—	—	—	—	(50)	(50)
Batesville tolling settlement	—	—	—	(34)	—	—	—	(34)
Kroger settlement	—	—	—	(30)	—	—	—	(30)
Impairment of generation investments	$(5)	$—	(21)	—	—	—	—	(26)
Acceleration of financing costs	—	—	—	—	—	—	(24)	(24)
West Coast Power goodwill impairment	—	—	(20)	—	—	—	—	(20)
Discontinued operations (1)	—	—	—	(30)	148	(3)	7	122
Taxes	—	—	(1)	—	—	—	34	33
Gain on sale of Hackberry LNG (1)	—	—	—	2	—	—	—	2
Cumulative effect of change in accounting principles	45	11	(32)	43	—	(3)	—	64

Total	$40	$11	$(74)	$(303)	$148	$(535)	$(33)	$(746)

(1)	Discontinued operations for NGL includes pre-tax gains on the sale of Hackberry LNG totaling $25 million and a $12 million impairment of an equity investment.

Year Ended 2005 Compared to Year Ended 2004

Operating Loss

Operating loss was $838 million for the year ended December 31, 2005, compared to $100 million for the year ended December 31, 2004.

Power Generation—Midwest Segment. Operating income for GEN-MW was $194 million for the years ended December 31, 2005 and 2004.

Results from our coal-fired generating units increased from $392 million for the year ended December 31, 2004 to $415 million for 2005. Average on-peak prices in the NI Hub/ComEd pricing region increased from $42 per MWh in 2004 to $62 per MWh for 2005. Additionally, volumes were up 3%, from 20.7 million MWh for 2004 to 21.3 million MWh. Despite the increases in output and price, results from our coal-fired generating units were negatively impacted by the AmerenIP contract, preventing us from recognizing the full benefit of the increase in market prices. Volumes sold pursuant to this contract with IP increased 25% in 2005 compared to 2004, resulting in a reduced supply of power available for sale at prevailing market prices in 2005. During certain peak periods, Ameren took higher volumes than we expected, resulting in a need to purchase power at market prices in order to satisfy our obligations. Please read Item 1. Business—Segment Discussion—Power Generation—Midwest Segment beginning on page 7 of our Original Filing for a discussion of the contractual terms of these agreements. Volumes, excluding those sold under the AmerenIP contract, decreased by 1.7 million MWh from 2004 to 2005. Additionally, GEN-MW’s results for 2005 include $23 million of net mark-to-market income. As a result of increased power prices and overall power price volatility, we recognized $9 million of mark-to-market gains during 2005 associated with options sold during the period, and $8 million of mark-to-market gains associated with other financial transactions. Additionally, as of December 31, 2005, we recorded $5 million of income related to FTRs that were not designated as cash flow hedges. For the year ended December 31, 2004, our results included $16 million of mark-to-market losses, primarily related to options and other transactions that economically hedged our generation assets, and were not accounted for as cash flow hedges.

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

Results from our Roseton, Danskammer and Independence facilities were $71 million for 2005, compared with $44 million in 2004. Beginning in February 2005, GEN-NE’s results include earnings from the Independence facility. See Note 3—Acquisition—Sithe Energies beginning on page F-23 for further discussion of the acquisition of Independence. The addition of Independence and increased power prices were the primary driver of earnings in 2005. Average on-peak market prices increased from $62 per MWh in 2004 to $92 per MWh in 2005. Compressed spark spreads for part of the year resulted in lower production at our Roseton facility, where volumes fell by 0.5 million MWh from 2004 to 2005. However, during the times Roseton was running, spark spreads were higher than the previous year. Generated volumes at our Danskammer facility rose by 0.4 million MWh from 2004 to 2005. The benefit of increased spark spreads was partly offset by operating expense, which increased from $120 million in 2004 to $139 million in 2005, primarily as a result of the timing of maintenance projects, as well as an increase in labor costs. GEN-NE’s results included $12 million of mark-to-market losses and $17 million of mark-to-market gains in 2005 and 2004 respectively, related to financial transactions not designated as cash flow hedges.

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

Please read Note 14—Income Taxes beginning on page F-49 for further discussion of our income taxes.

Discontinued Operations

Income From Discontinued Operations Before Taxes. Discontinued operations include our global liquids business and DMSLP in our NGL segment, our U.K. CRM business and U.K. natural gas storage assets in the CRM segment and our communications business in Other and Eliminations. The following summarizes the activity included in income from discontinued operations:

Year Ended December 31, 2005

	U.K. CRM	DGC	NGL	Other	Total
	(in millions)
Operating income included in income from discontinued operations	$—	$—	$1,320	$—	$1,320
Earnings from unconsolidated investments included in income from discontinued operations	—	—	5	—	5
Other items, net included in income from discontinued operations	6	—	(22)	—	(16)
Interest expense included in income from discontinued operations					(53)

Income from discontinued operations before taxes					1,256
Income tax expense					(357)

Income from discontinued operations					$899

Year Ended December 31, 2004

	U.K. CRM	DGC	NGL	Other	Total
	(in millions)
Operating income included in income from discontinued operations	$1	$—	$293	$—	$294
Earnings from unconsolidated investments included in income from discontinued operations	—	—	10	—	10
Other items, net included in income from discontinued operations	18	3	(22)	—	(1)
Interest expense included in income from discontinued operations					(27)

Income from discontinued operations before taxes					276
Income tax expense					(111)

Income from discontinued operations					$165

As further discussed in Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-28, on October 31, 2005, we completed the sale of DMSLP. As a result of the sale, and as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the operations related to DMSLP, which comprised of the remaining operations of our NGL segment, from continuing operations to discontinued operations.

In 2005, pre-tax income from discontinued operations of $1,256 million ($899 million after-tax) included $1,250 million in pre-tax income attributable to NGL. In 2004, pre-tax income from discontinued operations of

$276 million ($165 million after-tax) included $254 million in pre-tax income attributable to NGL. Included in NGL’s 2005 pre-tax income is a pre-tax gain on the sale of DMSLP of $1,087 million and income attributable to ten months of operations. NGL’s pre-tax income in 2004 included income attributable to twelve months of operations, as well as pre-tax gains of $17 million, $16 million and $36 million, respectively, from our Hackberry LNG, Sherman processing plant and Indian Basin sales, offset by an impairment of $5 million for our Puckett gas treating plant and gathering system due to rapidly depleting reserves associated with that facility.

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

Income Tax Expense From Discontinued Operations. We recorded an income tax expense from discontinued operations of $357 million in 2005, compared to an income tax expense from discontinued operations of $111 million in 2004. These amounts reflect effective rates of 28% and 40%, respectively. The income tax expense in 2005 includes a $121 million benefit associated with reducing a valuation allowance related to our capital loss carryforward, which primarily relates to our third quarter 2002 sale of NNG. We reduced the valuation allowance related to our capital loss carryforward as a result of capital gains recognized from our sale of DMSLP. For further information regarding the sale, please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-28. The income tax expense in 2004 includes $20 million in tax expenses related to the conclusion of prior year tax audits. Excluding these items, the 2005 and 2004 effective tax rates would be 38% and 33%, respectively. In general, differences between these effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax differences.

Cumulative Effect of Change in Accounting Principle

On December 31, 2005, we adopted FIN No. 47. In connection with its adoption, we realized a cumulative effect loss of approximately $5 million ($7 million pre-tax). For further information, please see Note 2—Accounting Policies—Asset Retirement Obligations beginning on page F-15.

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

REG. Operating income for the REG segment was $139 million in 2004, which included income prior to our sale of Illinois Power to Ameren on September 30, 2004, compared to a loss of $327 million in 2003. The 2004 period includes a $58 million charge related to the loss on the sale of Illinois Power and a $54 million impairment of Illinois Power assets. We also stopped depreciating our Illinois Power assets on February 1, 2004, as they were classified as held for sale, which resulted in a benefit to operating income of $111 million compared to the 2003 period. The 2003 period includes an operating loss for the fourth quarter 2003 of $485 million, which was not experienced in 2004, due to the September 2004 sale of Illinois Power. Included in the fourth quarter 2003 activity is a $529 million charge for the impairment of goodwill and other assets associated with this segment, as further described in Note 11—Goodwill and Intangible Assets beginning on page F-42 and $30 million of depreciation expense.

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

Please read Note 14—Income Taxes beginning on page F-49 for further discussion of our income taxes.

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

As further discussed in Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-28, on October 31, 2005, we completed the sale of DMSLP which comprised the NGL segment prior to the sale. As a result of the sale and as required by SFAS No. 144, we have reclassified the operations of the remaining NGL segment, primarily related to DMSLP, from continuing operations to discontinued operations.

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

Income Tax Expense From Discontinued Operations. We reported an income tax expense from discontinued operations of $111 million in 2004, compared to an income tax expense from discontinued operations of $41 million in 2003. These amounts reflect effective rates of 40% and 34%, respectively. The 2004 tax expense includes $20 million in tax expenses related to the conclusion of prior year tax audits partially offset by translation gains recognized on the repatriation of cash from the U.K. Please read Note 14—Income Taxes beginning on page F-49 for further discussion. Excluding this item from the 2004 calculations would result in an effective tax rate of 33%. In general, differences between these adjusted effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax basis differences.

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

Please read Note 2—Accounting Policies beginning on page F-13 for further discussion of our adoption of recent accounting policies.

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

GEN-NE. We expect commodity fuel prices and market prices for energy and capacity to continue to be high, although these prices are off of the highs seen in the forward markets in the fall of 2005. Spreads are expected to remain volatile as fuel prices change. Warmer than normal temperatures at the start of 2006 have resulted in lower than expected demand in January. As a result, we expect year-to-year decreased runtime in the first half of 2006, particularly at our Roseton facility. Our results are also dependent on our ability to maintain coal and oil deliveries to the facilities. We continue to maintain sufficient coal and oil inventories and contractual commitments to provide us with a stable fuel supply. Additionally, our results could be affected by potential changes in New York state environmental regulations, as well as our ability to obtain permits necessary for the operation of our facilities. For further discussion of these matters, please see Note 18—Regulatory Issues—Roseton State Pollutant Discharge Elimination System Permit beginning on page F-67 and Note 18—Regulatory Issues—Danskammer State Pollutant Discharge Elimination System Permit beginning on page F-68, respectively.

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

West Coast Power (our 50/50 joint venture co-owned with NRG Energy) was only a modest contributor to our 2005 profitability, and we expect mixed results for this business to continue until California’s efforts to re-formulate their wholesale electric market come to fruition. As a result, on December 27, 2005, we entered an agreement to sell our 50% interest to NRG Energy for $205 million. We expect this sale to close by early 2006; thus, West Coast Power will not materially contribute to our 2006 results. Please read Item 1. Business—Segment Discussion—Power Generation South Segment—South Fleet Equity Investments—West Coast Power beginning on page 14 of our Original Filing for a discussion of West Coast Power’s current contractual arrangements.

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

We assess the carrying value of our property, plant and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the related discounted cash flows of the assets and recording a loss if the resulting estimated fair value is less than the book value. For assets identified as held for sale, the book value is compared to the estimated fair value, which may also include estimates based upon comparables or quoted market prices, to determine if an impairment loss is required. Please read Note 5—Restructuring and Impairment Charges beginning on page F-30 for discussion of impairment charges we recognized for 2005, 2004 and 2003.

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

Please read Note 14—Income Taxes beginning on page F-49 for further discussion of our accounting for income taxes and any change in our valuation allowance.

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

Please read Note 20—Employee Compensation, Savings and Pension Plans beginning on page F-73 for further discussion of our pension related assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2—Accounting Policies—Accounting Principles Adopted beginning on page F-22 for a discussion of recently issued accounting pronouncements affecting us. Specifically, we adopted FIN No. 47 on December 31, 2005. We adopted EITF Issue 04-8, EITF Issue 02-14 and certain provisions of FIN No. 46R on January 1, 2004, and we adopted other portions of FIN No. 46R effective December 31, 2003. We adopted SFAS No. 150 and EITF Issue 03-11 effective July 1, 2003. We adopted FIN No. 45 and SFAS No. 143 effective January 1, 2003.

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

Derivative Contracts

The absolute notional contract amounts associated with our commodity risk-management, interest rate and foreign currency exchange contracts are discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk beginning on page 85 of our Original Filing.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the completeness and accuracy of the tax provision and deferred income tax balances in accordance with generally accepted accounting principles. Specifically, our processes, procedures and controls related to the preparation, analysis and recording of the income tax provision were not effective to ensure that the deferred tax provision and deferred tax balances were recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our 2004 and 2003 annual consolidated financial statements, as well as audit adjustments to the 2005 income tax provision. This control deficiency also resulted in the restatement of the 2005 consolidated financial statements reported in this Annual Report on Form 10-K/A. Further, this control deficiency could result in a misstatement of the income tax provision and related deferred tax accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, we have concluded that this control deficiency constitutes a material weakness.

Because of the material weakness described above management has concluded that, as of December 31, 2005, we did not maintain effective internal control over our financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Our management had previously concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weakness described above. Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2005, we identified another adjustment related to our deferred income tax accounts. Accordingly, in this Annual Report on Form 10-K/A, we have restated our consolidated financial statements. We have concluded that the restatement was an additional effect of the material weakness discussed above. Accordingly, this restatement does not affect the previous conclusion stated in our report on internal control over financial reporting.

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

*10.35	—Termination of the Dynegy Inc. Mid-Term Incentive Performance Award Program effective January 1, 2006.††

*10.36	—Dynegy Inc. Incentive Compensation Plan, as amended and restated effective January 1, 2006. ††

10.37	—Dynegy Northeast Generation, Inc. Savings Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-111985). ††

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

*10.41	—Second Amendment to the Dynegy Inc. Severance Pay Plan dated December 14, 2005.††

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

*21.1	—Subsidiaries of the Registrant.

**23.1	—Consent of PricewaterhouseCoopers LLP.

**23.2	—Consent of PricewaterhouseCoopers LLP (West Coast Power LLC).

**31.1	—Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	—Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed
**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

As discussed in the Restatement Note, the 2005 consolidated financial statements have been restated. As discussed in the Explanatory Note, the 2004 and 2003 consolidated financial statements have been restated.

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

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weakness described above. In connection with the restatement of the Company’s consolidated financial statements described in the Restatement Note to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weakness described above. Accordingly, this restatement did not affect management’s assessment or our opinions on internal control over financial reporting.

PricewaterhouseCoopers LLP

Houston, Texas

March 14, 2006, except for the Restatement Note to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is May 1, 2006.

DYNEGY INC.

CONSOLIDATED BALANCE SHEETS

See Restatement Note and Explanatory Note

(in millions, except share data)

	December 31, 2005	December 31, 2004
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,549	$628
Restricted cash	397	—
Accounts receivable, net of allowance for doubtful accounts of $103 and $159, respectively	611	810
Accounts receivable, affiliates	29	14
Inventory	214	221
Assets from risk-management activities	665	565
Deferred income taxes	14	62
Prepayments and other current assets	227	428

Total Current Assets	3,706	2,728

Property, Plant and Equipment	6,515	7,822
Accumulated depreciation	(1,192)	(1,692)

Property, Plant and Equipment, Net	5,323	6,130
Other Assets
Unconsolidated investments	270	421
Restricted investments	85	—
Assets from risk-management activities	165	313
Goodwill	—	15
Intangible assets	392	—
Deferred income taxes	3	15
Other long-term assets	182	221

Total Assets	$10,126	$9,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$504	$557
Accounts payable, affiliates	46	23
Accrued interest	159	118
Accrued liabilities and other current liabilities	649	454
Liabilities from risk-management activities	687	616
Notes payable and current portion of long-term debt	71	34

Total Current Liabilities	2,116	1,802

Long-term debt	4,028	4,132
Long-term debt to affiliates	200	200

Long-Term Debt	4,228	4,332
Other Liabilities
Liabilities from risk-management activities	255	395
Deferred income taxes	558	499
Other long-term liabilities	429	353

Total Liabilities	7,586	7,381

Minority Interest	—	106
Commitments and Contingencies (Note 17)
Redeemable Preferred Securities, redemption value of $400 at December 31, 2005 and December 31, 2004 (Note 15)	400	400
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at December 31, 2005 and December 31, 2004; 305,129,052 and 285,012,203 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	2,949	2,859
Class B Common Stock, no par value, 360,000,000 shares authorized at December 31, 2005 and December 31, 2004; 96,891,014 shares issued and outstanding at December 31, 2005 and December 31, 2004	1,006	1,006
Additional paid-in capital	51	41
Subscriptions receivable	(8)	(8)
Accumulated other comprehensive income (loss), net of tax	4	(13)
Accumulated deficit	(1,793)	(1,861)
Treasury stock, at cost, 1,714,026 and 1,679,183 shares at December 31, 2005 and December 31, 2004, respectively	(69)	(68)

Total Stockholders’ Equity	2,140	1,956

Total Liabilities and Stockholders’ Equity	$10,126	$9,843

See the notes to the consolidated financial statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

See Restatement Note

(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
	(Restated)
Revenues	$2,313	$2,451	$2,599
Cost of sales, exclusive of depreciation shown separately below	(2,416)	(1,850)	(2,150)
Depreciation and amortization expense	(220)	(235)	(373)
Goodwill impairment	—	—	(311)
Impairment and other charges	(46)	(78)	(225)
Gain (loss) on sale of assets, net	(1)	(58)	6
General and administrative expenses	(468)	(330)	(315)

Operating loss	(838)	(100)	(769)
Earnings from unconsolidated investments	2	192	126
Interest expense	(389)	(453)	(503)
Other income and expense, net	26	12	25
Minority interest income (expense)	—	(3)	20
Accumulated distributions associated with trust preferred securities	—	—	(8)

Loss from continuing operations before income taxes	(1,199)	(352)	(1,109)
Income tax benefit	395	172	296

Loss from continuing operations	(804)	(180)	(813)
Income from discontinued operations, net of tax expense of $357, $111 and $41, respectively (Note 4)	899	165	81

Income (loss) before cumulative effect of change in accounting principles	95	(15)	(732)
Cumulative effect of change in accounting principles, net of tax benefit (expense) of $2, zero and $(24), respectively (Note 2)	(5)	—	40

Net income (loss)	90	(15)	(692)
Less: preferred stock dividends (gain) (Note 13)	22	22	(1,013)

Net income (loss) applicable to common stockholders	$68	$(37)	$321

Earnings (Loss) Per Share (Note 16):
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(2.13)	$(0.53)	$0.53
Income from discontinued operations	2.32	0.43	0.22
Cumulative effect of change in accounting principles	(0.01)	—	0.11

Basic earnings (loss) per share	$0.18	$(0.10)	$0.86

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(2.13)	$(0.53)	$0.50
Income from discontinued operations	2.32	0.43	0.19
Cumulative effect of change in accounting principles	(0.01)	—	0.09

Diluted earnings (loss) per share	$0.18	$(0.10)	$0.78

Basic shares outstanding	387	378	374
Diluted shares outstanding	513	504	423

See the notes to the consolidated financial statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

See Restatement Note

(in millions)

	Year Ended December 31,
	2005	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90	$(15)	$(692)
Adjustments to reconcile income (loss) to net cash flows from operating activities:
Depreciation and amortization	284	356	525
Goodwill impairment	—	—	311
Impairment and other charges	46	83	225
(Earnings) losses from unconsolidated investments, net of cash distributions	73	(66)	33
Risk-management activities	46	(50)	382
(Gain) loss on sale of assets, net	(1,096)	(11)	(57)
Deferred taxes	(73)	(74)	(258)
Cumulative effect of change in accounting principles (Note 2)	5	—	(40)
Reserve for doubtful accounts	1	—	19
Liability associated with gas transportation contracts (Note 4)	—	(148)	—
Independence toll settlement charge (Note 3)	169	—	—
Legal and settlement charges	119	104	58
Sterlington toll settlement charge (Note 4)	364	—	—
Other	22	(40)	(67)
Changes in working capital:
Accounts receivable	(134)	4	1,683
Inventory	(91)	(36)	93
Prepayments and other assets	148	(107)	726
Accounts payable and accrued liabilities	(2)	(13)	(2,017)
Changes in non-current assets	(15)	(22)	(24)
Changes in non-current liabilities	14	40	(24)

Net cash provided by (used in) operating activities	(30)	5	876

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(195)	(311)	(333)
Investments in unconsolidated affiliates	—	—	(5)
Business acquisitions, net of cash acquired	(120)	(3)	—
Increase in restricted cash	(353)	—	—
Proceeds from asset sales, net	2,488	576	72
Other investing, net	4	—	—

Net cash provided by (used in) investing activities	1,824	262	(266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	600	581	2,219
Repayments of borrowings	(1,432)	(650)	(2,749)
Net cash flow from commercial paper and revolving lines of credit	—	—	(128)
Payment to Chevron for Series B preferred stock restructuring	—	—	(225)
Proceeds from issuance of capital stock	2	5	6
Dividends and other distributions, net	(22)	(22)	—
Other financing, net	(21)	(29)	(23)

Net cash used in financing activities	(873)	(115)	(900)

Effect of exchange rate changes on cash	—	(1)	10
Net increase (decrease) in cash and cash equivalents	921	151	(280)
Cash and cash equivalents, beginning of period	628	477	757

Cash and cash equivalents, end of period	$1,549	$628	$477

See the notes to the consolidated financial statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

See Restatement Note and Explanatory Note

(in millions)

	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
December 31, 2002 (Restated)	$3,831	$705	$(12)	$(55)	$(2,145)	$(68)	$2,256
Net loss	—	—	—	—	(692)	—	(692)
Other comprehensive income, net of tax	—	—	—	35	—	—	35
Series B Preferred Stock restructuring	—	(660)	—	—	1,224	—	564
Subscriptions receivable	—	—	4	—	—	—	4
Options exercised	15	(6)	—	—	—	—	9
Dividends and other distributions	—	—	—	—	(211)	—	(211)
401(k) plan and profit sharing stock	8	—	—	—	—	—	8
Options granted	—	2	—	—	—	—	2

December 31, 2003 (Restated)	$3,854	$41	$(8)	$(20)	$(1,824)	$(68)	$1,975
Net loss	—	—	—	—	(15)	—	(15)
Other comprehensive income, net of tax	—	—	—	7	—	—	7
Options exercised	5	(6)	—	—	—	—	(1)
Dividends and other distributions	—	—	—	—	(22)	—	(22)
401(k) plan and profit sharing stock	6	—	—	—	—	—	6
Options and restricted stock granted	—	6	—	—	—	—	6

December 31, 2004 (Restated)	$3,865	$41	$(8)	$(13)	$(1,861)	$(68)	$1,956
Net income (Restated)	—	—	—	—	90	—	90
Other comprehensive income, net of tax	—	—	—	17	—	—	17
Options exercised	4	1	—	—	—	(1)	4
Dividends and other distributions	—	—	—	—	(22)	—	(22)
401(k) plan and profit sharing stock	5	—	—	—	—	—	5
Options and restricted stock granted	—	9	—	—	—	—	9
Shareholder litigation settlement	81	—	—	—	—	—	81

December 31, 2005 (Restated)	$3,955	$51	$(8)	$4	$(1,793)	$(69)	$2,140

See the notes to the consolidated financial statements.

DYNEGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

See Restatement Note

(in millions)

	Year Ended December 31,
	2005	2004	2003
	(Restated)
Net income (loss)	$90	$(15)	$(692)
Cash flow hedging activities, net:
Unrealized mark-to-market gains (losses) arising during period, net	(70)	(62)	39
Reclassification of mark-to-market (gains) losses to earnings, net	84	36	(37)

Changes in cash flow hedging activities, net (net of tax benefit (expense) of $(8), $16 and $(1), respectively)	14	(26)	2
Foreign currency translation adjustments	8	(11)	24
Minimum pension liability (net of tax benefit (expense) of $3, $(26) and $(5), respectively)	(5)	44	9

Other comprehensive income, net of tax	17	7	35

Comprehensive income (loss)	$107	$(8)	$(657)

See the notes to the consolidated financial statements.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MARCH 15, 2006 (THE DATE OF THE ORIGINAL FILING) WITH THE EXCEPTION OF THE ITEM DISCUSSED IN THE RESTATEMENT NOTE BELOW.

Restatement Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a restatement of our consolidated financial statements for the year ended December 31, 2005. The restatement relates to our deferred income tax accounts. In the second quarter 2005, we recognized a $125 million tax benefit in anticipation of our sale of DMSLP. This benefit resulted from a reduction in the valuation allowance related to our capital loss carryforwards expected to be used against capital gains generated by the sale of DMSLP. We recently identified that a portion of the capital loss carryforwards had been previously used and therefore was not available for use against those capital gains. Because we mistakenly used these unavailable capital loss carryforwards against capital gains generated by the sale of DMSLP, income from discontinued operations during the second quarter of 2005 was overstated by $13 million, and the net deferred tax liability was understated by $13 million at December 31, 2005. In addition, the foreign tax credits at December 31, 2004 and 2005, and offsetting valuation allowance, have been decreased by $15 million and increased by $13 million, respectively, in the related disclosure in Note 14—Income Taxes beginning on page F-49.

The restatement effects Note 2—Accounting Policies, Note 4—Dispositions, Contract Terminations and Discontinued Operations, Note 14—Income Taxes, Note 21—Segment Information and Note 22—Quarterly Financial Information (Unaudited). The restatement had no effect on our previously reported loss from continuing operations or net cash provided by (used in) operating activities, investing activities or financing activities for any period presented. A synopsis of the aggregate financial impact of this restatement on the amounts originally reported in the Original Filing is as follows:

RESTATED SELECTED BALANCE SHEET DATA

December 31, 2005
(in millions)
Deferred income taxes
As previously reported	$(545)
Restatement effect	(13)

As restated	$(558)

Total Liabilities
As previously reported	$(7,573)
Restatement effect	(13)

As restated	$(7,586)

Stockholders’ Equity
As previously reported	$(2,153)
Restatement effect	13

As restated	$(2,140)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

RESTATED SELECTED RESULTS OF OPERATIONS DATA

Year Ended December 31, 2005
(in millions)
Income from discontinued operations
As previously reported	$912
Restatement effect	(13)

As restated	$899

Net income (loss)
As previously reported	$103
Restatement effect	(13)

As restated	$90

Net income (loss) applicable to common shareholders
As previously reported	$81
Restatement effect	(13)

As restated	$68

Net income (loss) per diluted share
As previously reported	$0.21
Restatement effect	(0.03)

As restated	$0.18

Explanatory Note

As previously reflected in the Original Filing, this Form 10-K/A includes a restatement of our consolidated balance sheet and our consolidated statement of stockholders’ equity as of December 31, 2004 and periods prior to 2004. The restatement relates to our deferred income tax accounts. As previously disclosed in our 2004 Form 10-K, we undertook an evaluation of our tax accounting and reconciliation controls and processes, including a tax basis balance sheet review, which resulted in an adjustment to our deferred tax liability balance. As previously disclosed in the Original Filing, we later identified mistakes in the tax basis balance sheet review, which totaled an $89 million overstatement of the deferred tax liability balance. Although these mistakes were not considered material, either individually or in the aggregate, to the period to which they related, the mistakes are material, in the aggregate, to our 2005 results. We are required to restate prior periods in accordance with APB 20, “Accounting Changes.”

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Summary. This restatement, which was reflected in the Original Filing, has no effect on our reported net income or reported cash provided by (used in) operating activities, investing activities or financing activities for any periods presented. A synopsis of the aggregate financial impact of this restatement on the amounts originally reported in our 2004 Form 10-K is as follows:

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Note 2—Accounting Policies

Amounts in this footnote have been restated. For further information, please see the Restatement Note beginning on page F-10.

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

Restricted Cash. Restricted cash represents cash that is not readily available for general purpose cash needs. Restricted cash at December 31, 2005 includes cash posted to support the letter of credit component of our Amended and Restated Credit Facility. We are required to post cash collateral in an amount equal to 103% of outstanding letters of credit. We included this balance at December 31, 2005 in current assets due to the expected replacement of the cash collateralized facility in the next 12 months. Restricted cash at December 31, 2005 also includes amounts related to the terms of the indenture governing the Independence senior debt, which among other things, prohibit cash distributions by Independence to its affiliates, including Dynegy, unless certain project reserve accounts are funded to specified levels and the required debt service coverage ratio is met. Independence also has restricted investment balances which are included in prepayments and other current assets and restricted investments on our consolidated balance sheets. In

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

our Forms 10-Q for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we included $(17) million, $8 million and $(26) million, respectively, of decreases (increases) in restricted cash associated with the Independence senior debt in financing cash flows on the consolidated statements of cash flows. We have included all changes in restricted cash, including those associated with the Independence senior debt, in investing cash flows on the consolidated statements of cash flows in this Form 10-K/A.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Gains and losses on sales of individual assets are reflected in gain (loss) on sale of assets, net in the consolidated statements of operations. We assess the carrying value of our property, plant and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the related discounted cash flows of the assets and recording a loss if the resulting estimated fair value is less than the book value. For assets identified as held for sale, the book value is compared to comparable market prices, or the estimated fair value if comparable market prices are not readily available, to determine if an impairment loss is required. Please read Note 5—Restructuring and Impairment Charges beginning on page F-30 for a discussion of impairment charges we recognized in 2005, 2004 and 2003.

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

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Goodwill and Other Intangible Assets. Goodwill represents, at the time of an acquisition, the amount of purchase price paid in excess of the fair value of net assets acquired. We follow the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets,” when assessing the carrying value of our goodwill. Accordingly, we evaluate our goodwill for impairment on an annual basis and when events warrant an assessment. Our evaluation is based, in part, on our estimate of future cash flows. The estimation of fair value is highly subjective, inherently imprecise and can change materially from period to period based on, among other things, an assessment of market conditions, projected cash flows and discount rate. As a result of our sale of DMSLP to Targa, we currently have no remaining goodwill. Were we to have goodwill, we would perform our annual impairment test in the fourth quarter after our annual budgetary process, and we may record further impairment losses in future periods as a result of such test. Please read Note 11—Goodwill and Intangible Assets—Goodwill beginning on page F-42 for discussion of impairment charges we recognized for 2003.

Intangible assets represent the fair value of assets, apart from goodwill, that arise from contractual rights or other legal rights. In accordance with SFAS No. 141, “Business Combinations”, we record only those intangible

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Please read Note 14—Income Taxes beginning on page F-49 for further discussion of our accounting for income taxes and any change in our valuation allowance.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Please read Note 19—Capital Stock beginning on page F-69 for discussion of stock options and expense recognized for 2005, 2004 and 2003.

Had compensation cost for all stock options granted prior to 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per share amounts would have approximated the following pro forma amounts for the years ended December 31, 2005, 2004 and 2003, respectively.

	Years Ended December 31,
	2005	2004	2003
	(in millions, except per share data)
Net income (loss) as reported	$90	$(15)	$(692)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	6	4	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(27)	(53)

Pro forma net income (loss)	$88	$(38)	$(743)

Earnings (loss) per share:
Basic—as reported	$0.18	$(0.10)	$0.86
Basic—pro forma	$0.17	$(0.16)	$0.72
Diluted—as reported	$0.18	$(0.10)	$0.78
Diluted—pro forma	$0.17	$(0.16)	$0.66

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Accounting Principles Adopted

EITF Issue 04-8. EITF Issue 04-8 became effective for all reporting periods ending after December 15, 2004. For further discussion, please read “Earnings Per Share” beginning on page F-20.

FIN No. 47. FIN No. 47 became effective for all for fiscal years ending after December 15, 2005. For further discussion, please read “Asset Retirement Obligations” beginning on page F-15.

EITF 04-13. We early adopted EITF 04-13 in the fourth quarter 2005. For further discussion, please read “Inventory” beginning on page F-15.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Note 3—Acquisition

Sithe Energies. On January 31, 2005, we acquired 100% of the outstanding common shares of ExRes, the parent company of Sithe Energies and Independence. The results of the operations of ExRes have been included in our consolidated financial statements since that date. Through this acquisition, we acquired the 1,021 MW Independence power generation facility located near Scriba, New York, as well as four natural gas-fired merchant facilities in New York and four hydroelectric generation facilities in Pennsylvania. We have not consolidated the entities that own these four natural gas-fired facilities and four hydroelectric generation facilities, in accordance with the provisions of FIN No. 46R. See Note 10—Unconsolidated Investments—Variable Interest Entities beginning on page F-40 for additional discussion of these facilities. In addition to these power plants, we acquired the 740 MW firm capacity sales agreement between Independence and Con Edison, a subsidiary of Consolidated Edison, Inc. This agreement, which runs through 2014, will provide us with annual cash receipts of approximately $100 million, subject to the restrictions on distribution under Independence’s indebtedness. Revenue from this capacity obligation is largely fixed with a variable discount that varies each month based on the price of power at Pleasant Valley LMP. Independence holds power tolling, financial swap and other contracts with other Dynegy subsidiaries. As a result of the acquisition, these contracts have become intercompany agreements, and their financial statement impact has been substantially eliminated. This transaction enabled us to address one of our outstanding power tolling arrangements and to expand our generation capacity in a market where we have an existing presence.

The aggregate purchase price was comprised of (i) $135 million cash, which was reduced by a purchase price adjustment of approximately $2 million; (ii) transaction costs of approximately $16 million, approximately $3 million of which were paid in 2004 and (iii) the assumption of $919 million of face value project debt, which was recorded at its fair value of $797 million as of January 31, 2005. Please read Note 12—Debt—Independence Debt beginning on page F-46 for additional information regarding the debt assumed.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Included in the assets acquired are restricted cash and investments of approximately $132 million. The restricted investments include Federal Home Loan Bank Bonds, U.S. Treasury Bonds, and high-grade short-term commercial paper. The restricted cash and investments are related to a sinking fund required by Independence’s debt instruments, including a major overhaul reserve, a debt service reserve, a principal payment reserve, an interest reserve and a project restoration reserve. Restrictions on the cash and investments are scheduled to be lifted at the end of the project financing term in 2014. For further discussion, please read Note 12—Debt—Independence Debt beginning on page F-46.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Note 4—Dispositions, Contract Terminations and Discontinued Operations

Amounts in this footnote have been restated. For further information, please see the Restatement Note beginning on page F-10.

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

During the first quarter 2005, we paid approximately $5 million to Ameren for a final working capital purchase price adjustment. As a result of an adjustment to the contingent liabilities identified as part of the Illinois Power sale, we recorded a $12 million charge in the second quarter of 2005. On July 27, 2005, we paid $8 million in partial satisfaction of such contingent liabilities. For further discussion, please read Note 17— Commitments and Contingencies—Other Commitments and Contingencies—Guarantees and Indemnification beginning on page F-65. The adjustment to the contingent liabilities resulted in an increase to our capital loss carryforward, and a corresponding increase to the deferred tax valuation allowance of $4 million.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DMSLP qualified as held for sale under SFAS No. 144 beginning in the second quarter 2005. SFAS No. 144 requires that long-lived assets not be depreciated or amortized while they are classified as held for sale. As such, we discontinued depreciation and amortization of NGL’s property, plant and equipment, effective June 1, 2005. Depreciation and amortization expense related to NGL totaled $38 million, $88 million and $81 million during the years ended December 31, 2005, 2004 and 2003, respectively. Also during 2005, as a result of the anticipated sale of DMSLP, we reduced the valuation allowance on our deferred tax asset. For further discussion, please read Note 14—Income Taxes—Change in Valuation Allowance beginning on page F-54. We recorded a pre-tax gain of approximately $1.1 billion ($675 million after-tax), subject to post-closing adjustments, upon closing of the transaction.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Other. Other includes Northern Natural and our U.K. natural gas storage business. We sold our ownership interest in these businesses in 2002.

The following table summarizes information related to our discontinued operations:

	U.K. CRM	DGC	NGL	Other	Total
	(in millions)
2005
Revenue	$—	$—	$4,125	$—	$4,125
Income (loss) from operations before taxes	6	—	163	—	169
Income (loss) from operations after taxes	(1)	2	223	—	224
Gain on sale before taxes	—	—	1,087	—	1,087
Gain on sale after taxes	—	—	675	—	675

2004
Revenue	$—	$—	$3,753	$—	$3,753
Income (loss) from operations before taxes	19	3	254	—	276
Income (loss) from operations after taxes	(7)	2	170	—	165

2003
Revenue	$21	$5	$3,252	$—	$3,278
Income (loss) from operations before taxes	(31)	(26)	148	—	91
Income (loss) from operations after taxes	(21)	(21)	98	—	56
Gain (loss) on sale before taxes	—	33	—	(2)	31
Gain (loss) on sale after taxes	—	26	—	(1)	25

In the year ending December 31, 2005, we recognized $3 million of pre-tax income primarily associated with U.K. CRM’s receipt of a third party bankruptcy settlement offset by foreign currency exchange losses.

In the first quarter 2004, we recognized $17 million of pre-tax income related to translation gains on foreign currency in the U.K. Please read Note 6—Risk Management Activities and Financial Instruments—Accounting for Derivative Instruments and Hedging Activities—Net Investment Hedges in Foreign Operations beginning on page F-33 for further discussion. Also in the first quarter 2004, we recognized $3 million of pre-tax income associated with DGC’s receipt of $3 million from a third party in settlement of a prior contractual claim. In the second quarter 2004, we recognized a tax expense of $20 million related to charges resulting from the conclusion of prior year tax audits.

Note 5—Restructuring and Impairment Charges

In 2005, we recorded $13 million, $10 million and $4 million in pre-tax impairments of our investments in Black Mountain, West Coast Power and Panama, respectively. For further information, please read Note 10—

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Unconsolidated Investments—Power Generation—South Investments beginning on page F-37. Also in 2005, we recorded in GEN-MW an impairment of an unused turbine totaling $29 million. We determined the fair value of the turbine based on market prices of similar assets available for sale. Also in 2005, we recorded severance and restructuring charges totaling $11 million. For further information, please read “2005 Restructuring” below. Finally, in connection with our sale of DMSLP and included in discontinued operations were charges of $3 million and $2 million for cancellation fees and operating leases, respectively.

In 2004, we recorded pre-tax charges in impairment and other charges relating to our interest in Illinois Power totaling $112 million. For further discussion, please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Sale of Illinois Power beginning on page F-25. In addition, during 2004, we recorded a $5 million pre-tax charge related to the impairment of one of our NGL assets. Also during 2004, we recorded $85 million in pre-tax impairments of our investment in West Coast Power. For further discussion please read Note 10—Unconsolidated Investments—Power Generation—South Investments beginning on page F-37.

In 2003, we recorded a goodwill impairment totaling $311 million and a pre-tax asset impairment totaling $218 million relating to our interest in Illinois Power. For further discussion, please read Note 11—Goodwill and Intangible Assets—Goodwill beginning on page F-42 In addition, during 2003, we recorded a $26 million pre-tax charge related to the impairment of some of our generation investments. For further discussion, please read Note 10—Unconsolidated Investments—Power Generation—South Investments beginning on page F-37. Also, during 2003, we recorded a $12 million pre-tax charge related to the impairment of our investment in GCF. For further discussion, please read Note 10—Unconsolidated Investments—NGL Investments beginning on page F-39.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

During 2004, the adjustment to the accrued liability primarily reflects increases in the severance accrual due to changes in our estimate of the probable loss associated with the severance claims of our former chief executive officer and our former president. Cash payments during 2004 reflect payments made to our former chief executive officer and our former president.

Including the $2 million accrual for operating leases made in connection with the sale of DMSLP (for further information, please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-28), we have an aggregate accrual of $18 million as of December 31, 2005 associated with operating leases. We expect this amount to be paid by the end of 2007 when the leases expire.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of debt are included in Note 12—Debt beginning on page F-43. The carrying amounts and fair values of our other financial instruments were:

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Note 10—Unconsolidated Investments

Our unconsolidated investments consist primarily of investments in affiliates that we do not control, but where we have significant influence over operations. Our principal equity method investments consist of entities that operate generation assets. We entered into these ventures principally to share risk and leverage existing commercial relationships. These ventures maintain independent capital structures and have financed their operations either on a non-recourse basis to us or through their ongoing commercial activities. We hold investments in joint ventures in which Chevron or its affiliates are investors. For additional information about these investments, please read Note 13—Related Party Transactions beginning on page F-47.

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

In the third quarter 2004, as further discussed in Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Sale of Illinois Power beginning on page F-25, we sold our 20% interest in the Joppa power generating facility.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Based on their significance to our results in our consolidated statement of operations for the year ended December 31, 2004, West Coast Power’s audited consolidated financial statements are included herein beginning on page F-93.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

CoGen Lyondell, Inc. (CLI) was the lessee of the CoGen Facility, a 610 MW gas-fueled combined-cycle co-generation plant that sells steam and electricity to the Lyondell Chemical Complex and sells electricity to the open wholesale market in ERCOT. Additionally, CoGen Lessor was a synthetic lease entity which leased the CoGen Facility to CLI. Both entities were previously considered special purpose entities and also met the definition of a VIE because their equity holders did not have a controlling interest or significant equity investment at risk in the entity. We were considered the primary beneficiary of both entities as we held a fixed-price purchase option on the assets of the entities during the lease term and maintained a residual value guarantee for 97% of the facility on CoGen Lessor. FIN No. 46R did not impact our accounting for CLI, as we have always consolidated CLI. Additionally, we began accounting for our lease with CoGen Lessor as a capital lease in June 2002, and, therefore, began consolidating the generation facility and the associated debt. If we had adopted this provision of FIN No. 46R on January 1, 2003, our income (loss) before cumulative effect of change in accounting principles would not have been impacted for the year ended December 31, 2003. Our net income (loss) would have increased (decreased) by $15 million for the year ended December 31, 2003. Our basic and diluted earnings (loss) per share would have increased by $0.04 for the year ended December 31, 2003. The $15 million cumulative effect noted above is primarily a result of recording additional accumulated depreciation on the facility from June 1997, the inception of the leasing arrangement, through June 2002. We retired the $170 million capital lease obligation with proceeds received from our October 2003 follow-on notes offering further described in Note 12—Debt—DHI Second Priority Senior Secured Notes beginning on page F-45.

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

With regard to the four natural gas-fired merchant facilities located in New York, we had the option to elect to decommission any or all of these facilities within a 180-day period after the January 31, 2005 closing date. Prior to expiration of the option period, which ended on July 30, 2005, we elected to decommission all four of the natural gas-fired merchant facilities owned by ExRes. Under the terms of the purchase agreement, Exelon was

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

permitted to direct the decommissioning, sale or other disposal of the facilities. Further, Exelon is obligated to indemnify us with respect to all operations prior to February 1, 2005 and subsequent to our election to decommission or sell the facilities. They also must provide written consent for any payments or actions outside the ordinary course of operations. On June 1 and August 4, 2005, we entered into agreements, as directed by Exelon, to sell our ownership and operating interests in the four natural gas-fired power generation peaking facilities to Alliance Energy Group LLC. The transactions, which were approved by the FERC and the New York Public Service Commission, closed on October 31, 2005 and had no impact on our consolidated financial statements, as Exelon received the proceeds from the sale. As a result of the rights retained by Exelon with respect to these facilities, we are not the primary beneficiary of these VIEs, and have not consolidated them in accordance with the provisions of FIN No. 46(R). Please read Note 3—Acquisition—Sithe Energies beginning on page F-23 for further discussion regarding this acquisition.

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

Note 11—Goodwill and Intangible Assets

Goodwill. During 2003, the value of goodwill associated with Illinois Power was determined to be impaired, resulting in our recognizing a charge of $311 million. Additionally, Illinois Power’s other assets were determined to be impaired, resulting in our recognizing a pre-tax charge of $218 million. In determining the impairment amounts, the fair value of Illinois Power was determined based on the sales price allocation assigned to Illinois Power from the sale of Illinois Power and our Joppa investment announced in February 2004, as further described in Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Sale of Illinois Power beginning on page F-25. The goodwill impairment charge and the asset impairment charge are reflected in goodwill impairment and impairment and other charges, respectively, in the consolidated statements of operations. All charges related to goodwill during 2003 are the same on a pre-tax or an after-tax basis.

Sithe Intangible Assets. Pursuant to our acquisition of Sithe Energies in February 2005, we recorded a significant intangible asset related to a capacity agreement between Sithe Independence Power Partners and a

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Amended and Restated Credit Facility. As further discussed in Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-28, on October 31, 2005, we completed the sale of DMSLP. The terms of our former $1.3 billion credit facility and the SPN indenture and security agreements governed the use of the proceeds from this sale.

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

On March 6, 2006, the Amended and Restated Credit Facility was amended and restated providing for $400 million of revolving credit availability. See Note 23—Subsequent Events beginning on page F-85.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Independence Debt. On January 31, 2005, we completed the acquisition of ExRes, the parent company of Sithe Energies and Independence. Upon the closing, we consolidated $919 million in face value project debt, which was recorded at its fair value of $797 million as of January 31, 2005, for which certain of the entities acquired are obligated. Please read Note 3—Acquisition—Sithe Energies beginning on page F-23 for further discussion of this transaction.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Series C Convertible Preferred Stock. In August 2003, we issued 8 million shares of our Series C convertible preferred stock due 2033 to Chevron U.S.A. Inc., a wholly owned subsidiary of Chevron, as a part of the Series B Exchange described above. We accrue dividends on our Series C convertible preferred stock at a rate of 5.5% per annum. We made semi-annual dividend payments of $11 million in February and August 2005. For further information, see Note 15—Redeemable Preferred Securities beginning on page F-55.

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

Note 14—Income Taxes

Amounts in this footnote have been restated. For further information, please read the Restatement Note and the Explanatory Note beginning on page F-10.

Income Tax Benefit. We are subject to U.S. federal, foreign and state income taxes on our operations. Components of loss from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Loss from continuing operations before income taxes:
Domestic	$(1,209)	$(328)	$(1,094)
Foreign	10	(24)	(15)

	$(1,199)	$(352)	$(1,109)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Deferred Tax Liabilities and Assets. Significant components of deferred tax liabilities and assets were as follows:

	December 31,
	2005	2004
	(in millions)
Deferred tax assets:
Current:
Reserves (Legal, Environmental and Other)	$25	$56
Miscellaneous book/tax recognition differences	—	6

Total current deferred tax assets	25	62

Non-current:
NOL carryforwards	270	373
AMT credit carryfowards	256	224
Capital loss carryforward	17	112
Foreign tax credits	23	23
Other	28	32
Reserves (Legal, Environmental and Other)	66	21
Miscellaneous book/tax recognition differences	29	37

Subtotal	689	822
Less: valuation allowance	(70)	(136)

Total non-current deferred tax assets	619	686

Deferred tax liabilities:
Current:
Miscellaneous book/tax recognition differences	11	—

Total current deferred tax liabilities	11	—

Non-current:
Depreciation and other property differences	974	1,170
Power contract	200	—

Total non-current deferred tax liabilities	1,174	1,170

Net deferred tax liability	$541	$422

NOL Carryforwards. At December 31, 2005, we had approximately $565 million of regular federal tax NOL carryforwards after considering the effect of carryback to prior years and $1.404 billion of AMT NOL carryforwards. The federal and AMT NOL carryforwards will expire in 2024. Certain provisions of the Internal Revenue Code place an annual limitation on our ability to utilize tax carryforwards existing as of the date of a 2005 business acquisition. This limitation is not expected to have a material impact on our overall ability to utilize such tax carryforwards. If certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of the carryforwards which can be utilized. There was no valuation allowance established at December 31, 2005 for our federal NOL carryforwards, as management believes our NOL carryforward is more likely than not to be fully realized in the future based, among other things, on management’s estimates of future taxable net income, future reversals of existing taxable temporary differences and tax planning.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Sale of DMSLP. In October 2005, we sold our partnership interests in DMSLP to Targa for cash. We recognized a significant gain on the transaction which was largely offset by our NOL carryforward of $1.054 billion, current year operating losses of $885 million and capital loss carryforward of $322 million.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Acquisition of Sithe Energies. On January 31, 2005, we acquired 100% of the outstanding common shares of ExRes, the parent company of Sithe Energies and Independence. Please read Note 3—Acquisition—Sithe Energies beginning on page F-23 for further discussion. As a part of this transaction, we recorded a net deferred tax liability of $193 million. The components of the deferred tax liability are as follows (in millions):

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

Sale of Illinois Power and Joppa. On September 30, 2004, we sold our stock of Illinois Power and our 20% interest in the Joppa power generation facility to Ameren. Please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Sale of Illinois Power beginning on page F-25 for further discussion. As a part of this transaction, we utilized approximately $735 million in net operating loss carryforwards and approximately $174 million in capital loss carryforwards to offset the gain on sale.

Foreign Tax Credits. At December 31, 2005 and 2004, we had approximately $23 million and $23 million, respectively, of foreign tax credits. The $23 million of foreign tax credits at December 31, 2005 expire in 2011-2013. At December 31, 2005, we had a full valuation allowance for our foreign tax credits, as we have disposed of or discontinued the majority of our foreign operations and management believes the foreign tax credits are not more likely than not to be fully realized in the future based on our ability to generate foreign source income. Unless we generate foreign source income prior to their expiration, which we do not anticipate, we will write-off the $23 million of foreign tax credits and the related $23 million valuation allowance in the year of their expiration.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future. At December 31, 2005 and 2004, valuation allowances related to capital loss carryforwards, foreign tax credit carryforwards, foreign NOL and state NOL carryforwards have been established. In 2005, as a result of the sale of DMSLP, as further discussed in Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-28, we reduced the valuation allowance related to our capital loss carryforward by $121 million. This benefit is reflected in income from discontinued operations on our consolidated statements of operations. In addition, we released valuation allowance related to the expiration of foreign tax credits in 2005. We also increased our valuation allowance associated with a state NOL carryforward and established a valuation allowance on a foreign NOL carryforward. During 2004, we released valuation allowance related to completed sales that resulted in the realization of capital gains. In 2004, we also established valuation allowance on certain foreign tax credits and a state NOL carryforward.

The changes in the valuation allowance by attribute for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Capital Loss Carryforwards	Foreign Tax Credits	State NOL Carryforwards	Foreign NOL Carryforwards	Total
	(in millions)
Balance as of December 31, 2002	$(194)	$(9)	$—	$—	$(203)
Changes in valuation allowance	33	—	—	—	33

Balance as of December 31, 2003	(161)	(9)	—	—	(170)
Changes in valuation allowance—continuing operations	40	(14)	(1)	—	25
Changes in valuation allowance—discontinued operations	9	—	—	—	9

Balance as of December 31, 2004	(112)	(23)	(1)	—	(136)
Acquisition of Sithe Energies	(17)	—	(15)	—	(32)
Changes in valuation allowance—continuing operations	(14)	—	(1)	(13)	(28)
Changes in valuation allowance— discontinued operations	126	—	—	—	126

Balance as of December 31, 2005	$(17)	$(23)	$(17)	$(13)	$(70)

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

(RESTATED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 16—Earnings (Loss) Per Share

The reconciliation of basic earnings (loss) per share from continuing operations to diluted earnings (loss) per share from continuing operations is shown in the following table:

	Year Ended December 31,
	2005	2004	2003
	(in millions, except per share amounts)
Loss from continuing operations	$(804)	$(180)	$(813)
Convertible preferred stock (dividends) gain	(22)	(22)	1,013

Income (loss) from continuing operations for basic earnings (loss) per share	(826)	(202)	200
Effect of dilutive securities:
Interest on convertible subordinated debentures	7	7	3
Dividends on Series C convertible preferred stock	22	22	8

Income (loss) from continuing operations for diluted earnings (loss) per share	$(797)	$(173)	$211

Basic weighted-average shares	387	378	374
Effect of dilutive securities:
Stock options	2	2	2
Convertible subordinated debentures	55	55	20
Series C convertible preferred stock	69	69	27

Diluted weighted-average shares	513	504	423

Earnings (loss) per share from continuing operations
Basic (2)	$(2.13)	$(0.53)	$0.53

Diluted (1) (2)	$(2.13)	$(0.53)	$0.50

(1)	When an entity has a net loss from continuing operations adjusted for preferred dividends, SFAS No. 128, “Earnings per Share,” prohibits the inclusion of potential common shares in the computation of diluted per-share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the years ended December 31, 2005 and 2004.
(2)	In our year-end 2005 earnings news release furnished with our Form 8-K filed on March 8, 2006, we reported diluted earnings per share from continuing operations of $2.13 and diluted earnings per share from discontinued operations of $2.37 for the year ended December 31, 2005. The difference between those amounts and the amounts reported herein resulted from an error related to the income tax benefit from continuing operations and the income tax expense from discontinued operations that was identified subsequent to the furnishing of our year-end 2005 earnings news release. As a result, the amounts reported herein reflect a $1 million decrease to the income tax benefit from continuing operations and a $6 million increase to the income tax expense from discontinued operations. Although diluted earnings per share from continuing operations was not impacted by this error, diluted earnings per share from discontinued operations was reduced from $2.37 to $2.35. Diluted earnings per share from discontinued operations was further reduced in this Form 10-K/A to $2.32, as further discussed in the Restatement Note beginning on page F-10.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable under SFAS No. 5, “Accounting for Contingencies.” For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please read Note 2—Accounting Policies—Contingencies, Commitments, Guarantees and Indemnifications beginning on page F-17 for further discussion of our reserve policies. Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves or potential insurance coverage will be sufficient to cover the cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

to generate electricity, which we then may re-market. These types of arrangements are referred to as tolling arrangements. Fixed payments associated with these arrangements totaled approximately $1.2 billion at December 31, 2005. This amount includes the capacity payments on our remaining tolls.

In December 2005, we announced that we had agreed to terminate the Sterlington long-term wholesale power tolling contract with Quachita Power LLC. The termination became effective on March 7, 2006. For further discussion, please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Sterlington Contract Termination beginning on page F-25.

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

Please read Note 15—Redeemable Preferred Securities beginning on page F-55 for a discussion of Series C convertible preferred stock we issued to Chevron.

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

As a result of the sale of Illinois Power to Ameren, which closed on September 30, 2004, the number of participants in our various defined benefit pension plans and post-retirement benefit plans was reduced substantially. As a result, we recognized curtailment and settlement losses in 2004, which are included in our loss on sale. For further information, please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Sale of Illinois Power beginning on page F-25. In addition, in connection with the sale, we agreed to transfer a portion of the assets in certain of our defined benefit plans to other plans maintained by Ameren. An initial asset transfer of $411 million was made on November 1, 2004, an additional transfer of approximately $67 million was made in the first quarter 2005, and a final transfer of approximately $1 million was made in the third quarter 2005.

As a result of the acquisition of Sithe, which closed on January 31, 2005, we acquired a small pension plan with approximately $2.7 million in obligations and $2.4 million in assets. As of February 1, 2005, this pension plan was frozen and the employees in this pension plan began to accrue a benefit in our cash balance pension plan. This resulted in an increase of $0.5 million in 2005 net periodic pension cost. For further information, please read Note 3—Acquisition—Sithe Energies beginning on page F-23.

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

Note 21—Segment Information

Amounts in this footnote have been restated. For further information, please see the Restatement Note beginning on page F-10.

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

(RESTATED)

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

Dynegy’s Segment Data for the Year Ended December 31, 2005

(in millions)

	Power Generation			CRM	NGL	REG	Other and Eliminations	Total
	GEN-MW	GEN-NE	GEN-SO
Unaffiliated revenues:
Domestic	$947	$772	$440	$72	$—	$—	$—	$2,231
Other	—	127	—	(45)	—	—	—	82

	947	899	440	27	—	—	—	2,313
Intersegment revenues	—	3	(35)	32	—	—	—	—

Total revenues	$947	$902	$405	$59	$—	$—	$—	$2,313

Depreciation and amortization	$(157)	$(21)	$(23)	$(1)	$—	$—	$(18)	$(220)
Impairment and other charges	(36)	—	—	—	—	—	(10)	(46)
Operating income (loss)	$194	$29	$(21)	$(647)	$—	$—	$(393)	$(838)
Earnings (losses) from unconsolidated investments	7	—	(5)	—	—	—	—	2
Other items, net	2	5	(1)	—	—	—	20	26
Interest expense								(389)

Loss from continuing operations before taxes								(1,199)
Income tax benefit								395

Loss from continuing operations								(804)
Income from discontinued operations, net of taxes (Restated)								899
Cumulative effect of change in accounting principle, net of taxes								(5)

Net income (Restated)								$90

Identifiable assets:
Domestic	$4,885	$1,520	$1,037	$1,014	$30	$14	$1,480	$9,980
Other	—	38	5	103	—	—	—	146

Total	$4,885	$1,558	$1,042	$1,117	$30	$14	$1,480	$10,126

Unconsolidated investments	$60	$—	$210	$—	$—	$—	$—	$270
Capital expenditures and investments in unconsolidated affiliates	$(113)	$(21)	$(9)	$—	$(45)	$—	$(7)	$(195)

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

(RESTATED)

Note 22—Quarterly Financial Information (Unaudited)

Amounts in this footnote have been restated. For further information, please see the Restatement Note beginning on page F-10.

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

	Quarter Ended
	March 2005	June 2005	September 2005	December 2005
	(in millions, except per share data)
Revenues	$462	$459	$770	$622
Operating income (loss)	(385)	(64)	65	(454)
Net income (loss) before cumulative effect of change in accounting principles	(262)	25	29	303
Net income (loss)	(262)	25	29	298
Net income (loss) per share before cumulative effect of change in accounting principles	$(0.70)	$0.05	$0.06	$0.75
Net income (loss) per share	$(0.70)	$0.05	$0.06	$0.74

	Quarter Ended
	March 2004	June 2004	September 2004	December 2004
	(in millions, except per share data)
Revenues	$767	$689	$668	$327
Operating income (loss)	40	56	65	(261)
Net income (loss) before cumulative effect of change in accounting principles	70	8	78	(171)
Net income (loss)	70	8	78	(171)
Net income (loss) per share before cumulative effect of change in accounting principles	$0.14	$0.01	$0.16	$(0.46)
Net income (loss) per share	$0.14	$0.01	$0.16	$(0.46)

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

A synopsis of the aggregate financial impact of the restatement on the amounts originally reported in our Annual Report of Form 10-K for the year ended December 31, 2005 is as follows:

RESTATED RESULTS OF OPERATIONS BY QUARTER

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in millions)
Net income (loss) before cumulative effect of change in accounting principles
As previously reported	$(262)	$38	$29	$(303)
Restatement effect	—	(13)	—	—

As restated	$(262)	$25	$29	$(303)

Net income (loss)
As previously reported	$(262)	$38	$29	$(298)
Restatement effect	—	(13)	—	—

As restated	$(262)	$25	$29	$(298)

Net income (loss) per share before cumulative effect of change in accounting principles
As previously reported	$(0.70)	$0.08	$0.06	$0.75
Restatement effect	—	(0.03)	—	—

As restated	$(0.70)	$0.05	$0.06	$0.75

Net income (loss) per share
As previously reported	$(0.70)	$0.08	$0.06	$0.74
Restatement effect	—	(0.03)	—	—

As restated	$(0.70)	$0.05	$0.06	$0.74

RESTATED SELECTED BALANCE SHEET DATA BY QUARTER

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in millions)
Total Liabilities
As previously reported	$8,879	$8,631	$9,418	$7,573
Adjustment (1)	(98)	(98)	(98)	—
Restatement effect	—	13	13	13

As restated	$8,781	$8,546	$9,333	$7,586

Stockholders’ Equity
As previously reported	$1,599	$1,631	$1,735	$2,153
Adjustment (1)	89	89	89	—
Restatement effect	—	(13)	(13)	(13)

As restated	$1,688	$1,707	$1,811	$2,140

(1)	Adjustment relates to a prior restatement of the deferred tax liability balances, as further described in the Explanatory Note beginning on page F-11.

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 23—Subsequent Events

On March 7, 2006, we completed the termination of the Sterlington long-term wholesale power tolling contract with Quachita Power LLC. Please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—Sterlington Contract Termination beginning on page F-25 for further discussion.

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

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

DEFINITIONS

As used in this Amendment No. 1 to our Form 10-K, the abbreviations listed below have the following meanings:

AMP	Automated mitigation procedure
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ARO	Asset retirement obligation
Bcf/d	Billion cubic feet per day
Cal ISO	The California Independent System Operator
Cal PX	The California Power Exchange
CDWR	California Department of Water Resources
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFTC	Commodity Futures Trading Commission
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRM	Our customer risk management business segment
DGC	Dynegy Global Communications
DGC-Asia	Dynegy Global Communications-Asia, our former Asian communications business
DHI	Dynegy Holdings Inc., our primary financing subsidiary
DMG	Dynegy Midwest Generation, Inc
DMSLP	Dynegy Midstream Services L.P.
DMT	Dynegy Marketing and Trade
DNE	Dynegy Northeast Generation
DOJ	Department of Justice
DOT	Department of Transportation
DPM	Dynegy Power Marketing Inc
EIOL	Energy Infrastructure Overseas Limited
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPACT	The Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended
EWG	Exempt Wholesale Generators
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FPA	The Federal Power Act of 1935, as amended
FTC	U.S. Federal Trade Commission
FUCOs	Foreign Utility Companies
GAAP	Generally Accepted Accounting Principles of the United States of America
GEN	Our power generation business
GEN-MW	Our power generation business—Midwest segment
GEN-NE	Our power generation business—Northeast segment
GEN-SO	Our power generation business—South segment
GCF	Gulf Coast Fractionators
HLPSA	The Hazardous Liquid Pipeline Safety Act of 1979, as amended
ICC	Illinois Commerce Commission
ISO	Independent System Operator

DYNEGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

KW—yr	Kilowatt year
KWh	Kilowatt hour
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
MBbls/d	Thousands of barrels per day
Mcf	Thousand cubic feet
MISO	Midwest ISO Regional Transmission Organization
MMBtu	Millions of British thermal units
MMCFD	Million cubic feet per day
MW	Megawatts
MWh	Megawatt hour
NERC	North American Electric Reliability Council
NGA	The Natural Gas Act of 1938, as amended
NGL	Our natural gas liquids business segment
NGPA	The Natural Gas Policy Act of 1978, as amended
NGPSA	The Natural Gas Pipeline Safety Act of 1968, as amended
NOL	Net operating loss
NOV	Notice of Violation issued by the EPA
NOx	Nitrogen oxide
NYISO	New York Independent System Operator
NYDEC	New York Department of Environmental Conservation
Original Filing	Our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 15, 2006
PCAOB	Public Company Accounting Oversight Board (United States)
PJM	Pennsylvania-New Jersey-Maryland Interconnection, LLC
POL	Percentage of liquids
POP	Percentage of proceeds
PRB	Powder River Basin coal
PUCT	Public Utility Commission of Texas
PUHCA	The Public Utility Holding Company Act of 1935, as amended
PURPA	The Public Utility Regulatory Policies Act of 1978
QFs	Qualifying Facilities
RCRA	The Resource Conservation and Recovery Act of 1976, as amended
REG	Our regulated energy delivery business segment
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
SERC	Southeastern Electric Reliability Council
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SPE	Special Purpose Entity
SPN	Second Priority Senior Secured Notes
T&D	Our former transmission and distribution energy delivery business segment
VaR	Value at Risk
VIE	Variable Interest Entity
VLGC	Very large gas carrier
WECC	Western Electricity Coordinating Council
WEN	Our former wholesale energy network business segment
WTLPS	West Texas LPG Pipeline Limited Partnership, the owner of West Texas LPG Pipeline

Schedule I

DYNEGY INC.

CONDENSED BALANCE SHEETS OF THE REGISTRANT

See Restatement Note and Explanatory Note

(in millions)

	December 31, 2005	December 31, 2004
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$216	$374
Intercompany accounts receivable	1,772	1,498
Intercompany notes receivable	120	—
Deferred income taxes	14	—
Prepayments and other current assets	24	23

Total Current Assets	2,146	1,895

Other Assets
Investments in affiliates	3,434	3,234
Deferred income taxes	3	—
Other long-term assets	9	9

Total Assets	$5,592	$5,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7	$7
Accrued liabilities and other current liabilities	19	19

Total Current Liabilities	26	26

Long-Term Debt	225	225
Intercompany long-term debt	2,243	2,243
Deferred income taxes	558	—
Other long-term liabilities	—	288

Total Liabilities	3,052	2,782

Commitments and Contingencies (Note 3)
Redeemable Preferred Securities, redemption value of $400 at December 31, 2005 and December 31, 2004	400	400
Stockholders’ Equity
Class A Common Stock, no par value, 900,000,000 shares authorized at December 31, 2005 and December 31, 2004; 305,129,052 and 285,012,203 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	2,949	2,859
Class B Common Stock, no par value, 360,000,000 shares authorized at December 31, 2005 and December 31, 2004; 96,891,014 shares issued and outstanding at December 31, 2005 and December 31, 2004	1,006	1,006
Additional paid-in capital	51	41
Subscriptions receivable	(8)	(8)
Accumulated other comprehensive loss, net of tax	4	(13)
Accumulated deficit	(1,793)	(1,861)
Treasury stock, at cost, 1,714,026 and 1,679,183 shares at December 31, 2005 and December 31, 2004, respectively	(69)	(68)

Total Stockholders’ Equity	2,140	1,956

Total Liabilities and Stockholders’ Equity	$5,592	$5,138

See Notes to Registrant’s Financial Statements and Dynegy Inc.’s Consolidated Financial Statements

Schedule I

DYNEGY INC.

CONDENSED STATEMENTS OF OPERATIONS OF THE REGISTRANT

See Restatement Note

(in millions)

	Year Ended December 31,
	2005	2004	2003
	(Restated)
Operating loss	$(81)	$(2)	$(2)
Earnings (losses) from unconsolidated investments	137	(52)	(872)
Interest expense	(11)	(22)	(16)
Other income and expense, net	5	—	(24)

Income (loss) before income taxes	50	(76)	(914)
Income tax benefit	40	61	222

Net income (loss)	90	(15)	(692)
Less: preferred stock dividends (gain)	22	22	(1,013)

Net income (loss) applicable to common stockholders	$68	$(37)	$321

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

See Notes to Registrant’s Financial Statements and Dynegy Inc.’s Consolidated Financial Statements

Schedule I

DYNEGY INC.

NOTES TO REGISTRANT’S FINANCIAL STATEMENTS

(RESTATED)

Restatement Note

These condensed parent company financial statements include a restatement of our consolidated financial statements for the year ended December 31, 2005 and periods prior to 2005. Please read the Restatement Note beginning on page F-10 of our consolidated financial statements for further information.

Explanatory Note

These condensed parent company financial statements include a restatement of our consolidated balance sheet as of December 31, 2004 and periods prior to 2004. Please read the Explanatory Note beginning on page F-11 of our consolidated financial statements for further information.

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

Note 2—Debt

For a discussion of our debt facilities, please read Note 12—Debt beginning on page F-43 of our consolidated financial statements. All of our debt obligations outstanding are due subsequent to 2008.

Note 3—Commitments and Contingencies

For a discussion of our commitments and contingencies, please read Note 17—Commitments and Contingencies beginning on page F-57 of our consolidated financial statements.

For a discussion of our guarantees, please read Note 12—Debt beginning on page F-43 of our consolidated financial statements and Note 17—Commitments and Contingencies—Other Commitments and Contingencies—Guarantees and Indemnifications beginning on page F-65 of our consolidated financial statements.

Schedule II

DYNEGY INC.

VALUATION AND QUALIFYING ACCOUNTS

(RESTATED)

Years Ended December 31, 2005, 2004 and 2003

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
2005
Allowance for doubtful accounts	$159	$1	$—	$(57)	$103
Allowance for risk-management assets (1)	6	—	—	4	10
Deferred tax asset valuation allowance	136	—	(5)	(61)	70

2004
Allowance for doubtful accounts	$184	$(7)	$(5)	$(13)	$159
Allowance for risk-management assets (1)	11	—	—	(5)	6
Deferred tax asset valuation allowance	170	(34)	—	—	136

2003
Allowance for doubtful accounts	$151	$25	$31	$(23)	$184
Allowance for risk-management assets (1) (2)	244	—	—	(233)	11
Deferred tax asset valuation allowance (3)	203	—	—	(33)	170

(1)	Changes in price and credit reserves related to risk-management assets are offset in the net mark-to-market income accounts reported in revenues.
(2)	Deduction of $233 million primarily relates to the rescission of EITF Issue 98-10, which resulted in changing the accounting for certain tolling arrangements from the mark-to-market method to the accrual method. As such, the related reserves associated with the mark-to-market value were removed from the allowance for risk-management assets.
(3)	Decrease in our deferred tax asset valuation relates to our release of a deferred tax capital gains valuation allowance.

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