Form 10-K/A
period 2006-12-31
DYNEGY ILLINOIS INC.
filed 2007-04-30
CIK 879215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-15659

DYNEGY ILLINOIS INC.

(formerly named Dynegy Inc.)

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

DYNEGY ILLINOIS INC.

FORM 10-K/A

INTRODUCTORY NOTE

Dynegy Illinois Inc. is filing this Amendment No. 1 on Form 10-K/A, or Amendment No. 1, to include in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or the SEC, on February 27, 2007, or the Original Filing, the items required by Part III and the officer certifications associated with same. The following items of the Original Filing are amended by this Amendment No. 1:

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions and Director Independence

Item 14. Principal Accounting Fees and Services

Item 15. Exhibits, Financial Statement Schedules

Except for the addition of the Part III information and the filing of related certifications, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.

EXPLANATORY NOTE

In connection with the completion of the transactions described in this Amendment No. 1 under “Item 13. Certain Relationships and Related Transactions and Director Independence—Transactions with Related Persons, Promoters and Certain Control Persons—The LS Power Merger,” on April 2, 2007, Dynegy Inc., an Illinois corporation, changed its named to Dynegy Illinois Inc. and became a wholly owned subsidiary and the predecessor registrant of Dynegy Acquisition Inc., a Delaware corporation which changed its name to Dynegy Inc. As a result, Dynegy Illinois Inc. filed a Form 15 with the SEC and will no longer be subject to reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will not hold a 2007 annual meeting of shareholders and will not file a proxy statement with the SEC from which to incorporate by reference the Part III information included in this Amendment No. 1. Dynegy Inc., as the successor registrant to Dynegy Illinois Inc., will hold a 2007 annual meeting of stockholders, will file a proxy statement with the SEC and will be subject to the reporting requirements of the Exchange Act. Unless otherwise indicated, references to “Dynegy,” “we,” “our,” and “us” refers to Dynegy Illinois Inc. and, after April 2, 2007, to Dynegy Inc.

i

DYNEGY ILLINOIS INC.

FORM 10-K/A

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth information regarding the names, ages and principal occupations of the members of our Board of Directors, or the Board, other directorships held by them in public companies and the length of their service as a director of Dynegy Illinois Inc., or Dynegy.

Director	Principal Occupation and Directorships	Age as of March 31, 2007	Director Since
Class A Common Stock Directors

Bruce A. Williamson	Chairman and CEO of Dynegy; Director of Questar Corporation	47	2002

David W. Biegler	Chairman of Estrella Energy, L.P.; Director of Trinity Industries, Inc., Southwest Airlines Co., Austin Industries, Inc. and Animal Health International, Inc.	60	2003

Thomas D. Clark, Jr.	President of Strategy Associates; Director of Endeavour International	66	2003

Victor E. Grijalva	Former Vice Chairman of Schlumberger Ltd., Former Chairman of Hanover Compressor Company and Former Chairman of Transocean, Inc.; Director of Hanover Compressor Company and Transocean, Inc.	68	2006

Patricia A. Hammick	Former Senior Vice President, Strategy and Communications of Columbia Energy Group; Director of Consol Energy, Inc. and SNC-Lavalin Group Inc.	60	2003

George L. Mazanec	Retired Advisor to the Chief Operating Officer of Duke Energy Corporation and Former Vice Chairman of PanEnergy Corporation; Director of National Fuel Gas Company, TexasBank and AEGIS Insurance Services, Inc.	70	2004

Robert C. Oelkers	Retired Vice President and Comptroller of Texaco Inc.	62	2002

William L. Trubeck	Executive Vice President and Chief Financial Officer of H&R Block, Inc.; Director of YRC Worldwide and Ceridian Corporation	60	2003

Director	Principal Occupation and Directorships	Age as of March 31, 2007	Director Since
Class B Common Stock Directors

Mikhail Segal	Chairman and Chief Executive Officer of the LS Power Group	56	2007

Frank E. Hardenbergh	Vice Chairman of the LS Power Group	63	2007

James T. Bartlett	President of LS Power Equity Advisors, L.P.	39	2007

Set forth below is additional biographical information with respect to our directors.

Bruce A. Williamson has served as Chief Executive Officer, or CEO, and as a director of Dynegy since October 2002 and as Chairman of the Board of Dynegy since May 2004. Prior to joining Dynegy, Mr. Williamson served in various capacities with Duke Energy and its affiliates, most recently serving as President and Chief Executive Officer of Duke Energy Global Markets. In this capacity, he was responsible for all Duke Energy business units with global commodities and international business positions. Mr. Williamson joined PanEnergy Corporation in June 1995, which then merged with Duke Power in June 1997. Prior to the Duke-PanEnergy merger, he served as PanEnergy’s Vice President of Finance. Before joining PanEnergy, he held positions of increasing responsibility at Shell Oil Company, advancing over a 14-year period to Assistant Treasurer. He currently serves as a director of Questar Corporation.

David W. Biegler was elected to the Board in April 2003. He has served as Chairman of Estrella Energy, L.P., which was formed to engage in the acquisition, construction and management of natural gas industry assets, since August 2003. Mr. Biegler retired at the end of 2001 as Vice Chairman of TXU Corporation, when it engaged in power generation and energy marketing and provided electric and natural gas utility services and other energy-related services. He also served as President and Chief Operating Officer of TXU Corporation from 1997 to December 2001. From 1993 to 1997, he served as Chairman, President and Chief Executive Officer of ENSERCH Corp. He currently serves as a director of Trinity Industries, Inc., Southwest Airlines Co., Austin Industries, Inc. and Animal Health International, Inc.

Thomas D. Clark, Jr. was elected to the Board in July 2003. Since 2006, Mr. Clark has been the President of Strategy Associates, a consulting firm specializing in strategy development, strategic planning assistance, corporate governance policy and corporate analysis. Mr. Clark previously served as Dean of the E.J. Ourso College of Business Administration and Ourso Distinguished Professor of Business from 1995 to 2003, and served as the Edward G. Schlieder Distinguished Chair of Information Science and Director of the DECIDE Board Room at Louisiana State University from 2003 to 2006. Prior to these positions, he was Chairman of Information and Management Sciences at Florida State University and Director of the Information Systems Research Center from 1984 to 1995. He was the Gage Crocker Outstanding Professor at the Air Force Institute of Technology where he served in the School of Engineering from 1977 to 1984. Mr. Clark is also a director of Endeavour International (AMEX) and serves on the boards of several community organizations and two privately-held companies.

Victor E. Grijalva was elected to the Board in May 2006. He has served as a director of Hanover Compressor Company since 2002 and formerly served as Chairman of Hanover’s Board from 2002 to 2005. From August 2 to August 19, 2002, Mr. Grijalva served as interim President and Chief Executive Officer of Hanover. Mr. Grijalva is the retired Vice Chairman of Schlumberger Limited, a supplier of technology, project management and information solutions to the oil and gas industry. Before serving as Vice Chairman, he served as Executive Vice President of Schlumberger’s Oilfield Services division from 1994 to January 1999 and as Executive Vice President of Schlumberger’s Wireline, Testing and Anadrill division from 1992 to 1994. He retired from Schlumberger in December 2001. Mr. Grijalva is also a director of Transocean, Inc., where he served as Chairman of the Board from 1999 to 2002.

Patricia A. Hammick was elected to the Board in April 2003 and was appointed Lead Director in May 2004. She was an adjunct professor at George Washington University from 2002 to 2003. Ms. Hammick served as Senior Vice President, Strategy and Communications and a member of the management committee of Columbia Energy Group from 1998 through 2000 and was Vice President, Corporate Strategic Planning, for Columbia Energy Group from 1997 through 1998. From 1983 to 1996, she served as the Chief Operations Officer for the National Gas Supply Association in Washington, D.C., and held a management position with Gulf Oil Exploration and Production Company from 1979 through 1983. Prior to 1979, Ms. Hammick worked for the American Petroleum Institute, the Center for Naval Analysis and the Naval Weapons Center. She currently serves as a director of Consol Energy, Inc. and SNC-Lavalin Group, Inc.

George L. Mazanec was elected to the Board in May 2004. He has served as a member of the board of directors of National Fuel Gas Company, a diversified energy company, since October 1996. Mr. Mazanec was Advisor to the Chief Operating Officer of Duke Energy Corporation from August 1997 to 2000, and Vice Chairman of PanEnergy Corporation from 1989 until October 1996. Mr. Mazanec is the former Chairman of the Management Committee of Maritimes & Northeast Pipeline, L.L.C. and currently serves as a director of the TexasBank (advisory committee), National Fuel Gas Company and AEGIS Insurance Services, Inc. He has also served as a Member of the Board of Trustees of DePauw University since 1996.

Robert C. Oelkers was elected to the Board in August 2002. He served as President of Texaco International Trader Inc. from April 1999 until his retirement in October 2001. Mr. Oelkers served as Vice President and Comptroller of Texaco Inc. from April 1994 until March 1999. Mr. Oelkers was employed by Texaco Inc. from 1966 until his retirement. Mr. Oelkers also served as a member of the Financial Accounting Standards Board’s Advisory Committee from 1997 through 2000.

William L. Trubeck was elected to the Board in April 2003. He has served as Executive Vice President and Chief Financial Officer of H&R Block, Inc. since October 2004. He previously served Waste Management as Executive Vice President of its Western Group from April 2003 until July 2004, Executive Vice President, Operations Support, and Chief Administrative Officer from May 2002 until April 2003 and Executive Vice President and Chief Financial Officer from March 2001 until April 2002. He was Senior Vice President—Finance and Chief Financial Officer of International Multifoods, Inc. from March 1997 until March 2000, and President, Latin American Operations of International Multifoods, Inc. from May 1998 until March 2000. He has served as a director of YRC Worldwide since 1994 and as Chairman of its audit committee since April 2002. He also currently serves as a director for Ceridian Corporation.

Mikhail Segal was appointed to the Board in April 2007 following the completion of the transactions described under Item 13. Certain Relationships and Related Transactions and Director Independence—Transactions With Related Persons, Promoters and Certain Control Persons—The LS Power Merger. Mr. Segal has served as Chairman and Chief Executive Officer of the LS Power Group since 1990. Mr. Segal has over 32 years of experience in the power industry. Prior to co-founding the LS Power Group, Mr. Segal served as co-head of Commercial Union Energy Corporation, where he was responsible for managing the Commercial Union Energy Limited Partnership, a partnership focused on investing in power generation projects. Mr. Segal was previously President of The Energy Systems Company, a private developer of cogeneration projects, and held various positions, including General Manager of Power Generation and Systems Planning, with LEMCO Engineers, Inc., or LEMCO, an electrical engineering and consulting firm. Prior to LEMCO, Mr. Segal worked for the Department of Energy in the former Soviet Union.

Frank E. Hardenbergh was appointed to the Board in April 2007 following the completion of the transactions described under Item 13. Certain Relationships and Related Transactions and Director Independence—Transactions With Related Persons, Promoters and Certain Control Persons—The LS Power Merger. Mr. Hardenbergh, Vice Chairman of the LS Power Group, joined the LS Power Group in 1993 and has over 20 years of experience in the power industry. From January 2001 to May 2005, he served as Executive Vice President and Chief Operating Officer of the LS Power Group. He has served as Vice Chairman of the LS Power Group since May 2005. Prior to joining the LS Power Group, Mr. Hardenbergh served as Senior Vice President, General Counsel and member of the Management Committee of the Commercial Union Capital Group, a private boutique merchant bank that included Commercial Union Energy Corporation and the Commercial Union Energy Limited Partnership. Mr. Hardenbergh was previously Associate General Counsel of the Commercial Union Insurance Companies, the parent company to Commercial Union Capital Group. Prior to joining the Commercial Union Insurance Companies, Mr. Hardenbergh was an Associate with Peabody & Arnold LLP.

James T. Bartlett was appointed to the Board in April 2007 following the completion of the transactions described under Item 13. Certain Relationships and Related Transactions and Director Independence—Transactions With Related Persons, Promoters and Certain Control Persons—The LS Power Merger. He has served as President of LS Power Equity Advisors, L.P., since 2005 and has 17 years of experience in the power industry. Prior to joining the LS Power Group in March 2005, Mr. Bartlett held various positions in the Energy Investment Banking Group at Credit Suisse, where he focused on M&A and financing transactions in the power generation sector. Mr. Bartlett joined Credit Suisse in 1992 and was named Managing Director in 2001. Previously, Mr. Bartlett was an Associate at Kendall Capital Partners and an Analyst at Drexel Burnham Lambert.

EXECUTIVE OFFICERS

The following tables sets forth the name and positions of our executive officers as of March 31, 2007, together with their ages and years of service with us.

Executive Officer	Position	Age as of March 31, 2007	Served with Dynegy Since
Bruce A. Williamson	Chairman and CEO	47	2002

Stephen A. Furbacher	President and COO	59	1996

Holli C. Nichols	Executive Vice President and CFO	36	2000

J. Kevin Blodgett	General Counsel, Executive Vice President—Administration and Secretary	35	2000

Lynn A. Lednicky	Executive Vice President—Commercial and Development	46	1991

Jason Hochberg	Executive Vice President—Strategic Planning and Corporate Business Development	35	2007

The executive officers named above will serve in such capacities until the next annual meeting of the Board of Directors of Dynegy Inc., our successor registrant, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

Set forth below is additional biographical information with respect to our executive officers.

Bruce A. Williamson has served as CEO and as a director of Dynegy since October 2002 and as Chairman of Dynegy since May 2004. Prior to joining Dynegy, Mr. Williamson served in various capacities with Duke Energy and its affiliates, most recently serving as President and Chief Executive Officer of Duke Energy Global Markets. In this capacity, he was responsible for all Duke Energy business units with global commodities and international business positions. Mr. Williamson joined PanEnergy Corporation in June 1995, which then merged with Duke Power in June 1997. Prior to the Duke-PanEnergy merger, he served as PanEnergy’s Vice President of Finance. Before joining PanEnergy, he held positions of increasing responsibility at Shell Oil Company, advancing over a 14-year period to Assistant Treasurer. He currently serves as a director of Questar Corporation.

Stephen A. Furbacher has served as President and Chief Operating Officer of Dynegy since August 2005 and as Executive Vice President of Dynegy’s previously owned natural gas liquids business segment from September 1996 to August 2005. Mr. Furbacher is responsible for overseeing Dynegy’s power generation business and, until October 31, 2005, was responsible for overseeing Dynegy’s midstream operations. He joined in May 1996, just prior to Dynegy’s acquisition of Chevron’s midstream business. Before joining Dynegy, he served as President of Warren Petroleum Company, the natural gas liquids division of Chevron U.S.A. He began his career with Chevron in August 1973 and served in positions of increasing responsibility before being named President of Warren Petroleum Company in July 1994.

Holli C. Nichols has served as Executive Vice President and Chief Financial Officer of Dynegy since November 2005. Ms. Nichols is responsible for financial affairs, including finance and accounting, treasury, risk management, internal audit and investor and credit agency relationships. Ms. Nichols previously served as Senior Vice President and Treasurer since May 2004, as Dynegy’s Senior Vice President and Controller from June 2003 to May 2004 and as Vice President, Assistant Corporate Controller and Senior Consultant from May 2000 to June 2003. Ms. Nichols joined Dynegy from PricewaterhouseCoopers LLP in May 2000.

J. Kevin Blodgett has served as General Counsel and Executive Vice President—Administration of Dynegy since November 2005 and as Secretary of Dynegy since March 2006. Mr. Blodgett is responsible for legal and administrative affairs, including legal and regulatory services supporting Dynegy’s operational, commercial and corporate areas, as well as ethics and compliance, human resources, information technology, building services, real estate and procurement management. Mr. Blodgett previously served as Senior Vice President, Human Resources from August 2004 to November 2005, as Group General Counsel—Corporate Finance & Securities and Corporate Secretary from May 2003 to August 2004 and as Assistant General Counsel, Senior Corporate Counsel and Corporate Counsel from October 2000 to May 2003. Mr. Blodgett joined Dynegy from Baker Botts LLP in October 2000.

Lynn A. Lednicky has served as Executive Vice President—Commercial and Development since January 2007. Mr. Lednicky is responsible for commercializing Dynegy’s asset base and overseeing Dynegy’s development projects within the power generation business. Mr. Lednicky previously served as Executive Vice President of Strategic Planning and Corporate Business Development from November 2005 to January 2007, Senior Vice President of Strategic Planning and Corporate Business Development from July 2003 to November 2005 and Senior Vice President of Power Origination from December 2000 to July 2003. Mr. Lednicky joined Dynegy’s predecessor Destec Energy, Inc. in July 1991.

Jason Hochberg has served as Executive Vice President—Strategic Planning and Corporate Business Development since April 2007. Before joining Dynegy, Mr. Hochberg served as President of LS Power Development, LLC since 2005. From 2003 to 2005, Mr. Hochberg was head of the LS Power Group’s asset management business, which provided management services to the LS Power Group-owned projects. Mr. Hochberg was General Counsel of the LS Power Group from 2001 to 2003, and was in-house legal counsel for the LS Power Group from 1999 until he was named General Counsel. Prior to joining the LS Power Group, Mr. Hochberg was an associate at Latham & Watkins LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange, or the NYSE. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us in 2006 and upon written representations that no Forms 5 were required, we believe that all persons subject to these reporting requirements filed the required reports on a timely basis.

Code of Ethics for Senior Financial Professionals

Our Code of Ethics for Senior Financial Professionals, or our Code of Ethics, applies to our CEO, chief financial officer, or CFO, Controller and other designated senior financial professionals. The key principles of this Code include acting legally and ethically, promoting honest business conduct and providing timely and meaningful financial disclosures to our stockholders.

The full text of our Code of Ethics is posted in the “Corporate Governance” section of our web site at www.dynegy.com and is attached as an exhibit to the Original Filing. We intend to post amendments to and waivers of our Code of Ethics (to the extent applicable to our principal executive officer, our principal financial officer and our principal accounting officer) to our website.

Audit and Compliance Committee

The Audit and Compliance Committee currently is comprised of Messrs. Trubeck (Chairman), Grijalva, Mazanec and Oelkers. Each member of the Audit and Compliance Committee is independent as defined in the NYSE Listed Company Standards. The Audit and Compliance Committee assists the Board in its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements and our Code of Business Conduct and Ethics, our independent auditors’ qualifications and independence, the performance of our internal audit function and the independent auditors and the performance of our risk assessment and risk management policies.

The Board has also determined that each member of the Audit and Compliance Committee meets the independence requirements applicable to those committees prescribed by the NYSE and the SEC. The Board has further determined that more than one of the members of the Audit and Compliance Committee, including its current Chairman William L. Trubeck, are “audit committee financial experts” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

Director Compensation for 2006

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee Class A common stock director who served on our Board in 2006. Directors who are also employees of Dynegy and the Class B common stock directors are not compensated for their services.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation (4)	Total
Charles E. Bayless(5)(6)	$33,875	$16,500	—	—	$68,293	$10,875	$129,543
David W. Biegler	$99,313	$77,082	—	—	$96,966	$—	$273,361
Linda Walker Bynoe(5)(6)	$47,750	$16,500	—	—	$55,392	$—	$119,642
Thomas D. Clark, Jr.	$—	$77,082	—	—	$119,203	$101,500	$297,785
Barry J. Galt(5)	$65,750	$—	—	—	$—	$—	$65,750
Victor E. Grijalva	$59,375	$44,530	—	—	$7,093	$—	$110,998
Patricia A. Hammick(7)	$106,200	$77,082	—	—	$114,631	$11,800	$309,713
George L. Mazanec	$98,563	$77,082	—	—	$65,556	$—	$241,201
Robert C. Oelkers	$117,000	$77,082	—	—	$107,112	$—	$301,194
Joe J. Stewart(5)	$73,750	$—	—	—	$—	$—	$73,750
William L. Trubeck	$46,781	$77,082	—	—	$104,046	$46,781	$274,690

(1)	Directors receive annual phantom stock grants pursuant to the Dynegy Inc. Deferred Compensation Plan for Certain Directors. Upon termination of service as a director the shares become payable, at the director’s discretion, in cash or Class A common stock. The values shown under “Stock Awards” reflect the marked to market dollar value of our Class A common stock as of December 31, 2006, calculated in accordance with Statement of Financial Accounting Standards, or FAS, No. 123R, and thus includes amounts from awards granted in and prior to 2006. As of December 31, 2006, each director had the following aggregate number of shares of phantom stock outstanding: Messrs. Biegler and Trubeck and Ms. Hammick—43,370; Mr. Clark—40,394; Mr. Grijalva—6,151; Mr. Mazanec—30,844; and Mr. Oelkers—48,159. The aggregate grant date fair value of all stock awards awarded to each director in 2006 is as follows: Ms. Bynoe and Mr. Bayless—$15,000; Mr. Grijalva—$37,500; Ms. Hammick and Messrs. Biegler, Clark, Mazanec, Oelkers and Trubeck—$60,000; and Messrs. Galt and Stewart did not receive any stock awards in 2006.
(2)	No annual stock option grants or non-equity incentive plan compensation payments were made as compensation for director services in 2006 or are contemplated under our current compensation structure. At the end of the 2006, the following directors had the following aggregate number of options to purchase Class A common stock: Messrs. Galt and Oelkers and Ms. Bynoe—6,000; Messrs. Bayless and Stewart—22,000.
(3)	The amounts shown in “Change in Pension Value and Nonqualified Deferred Compensation Earnings” represent dividends/capital gains or unrealized gains/losses on deferrals of fees and stock awards in the Dynegy Inc. Deferred Compensation Plan for Certain Directors, which includes investments in Class A common stock and various investment funds.
(4)	The amounts shown as “All Other Compensation” for Messrs. Bayless, Clark and Trubeck and Ms. Hammick represent a voluntary cash deferral at each director’s election into Class A common stock or various investment funds which are payable upon termination in cash.
(5)	Messrs. Bayless, Galt and Stewart and Ms. Bynoe retired from the Board after the 2006 annual meeting. The compensation information for each of them included in the table is only for the period during which they served as directors in 2006.
(6)	Mr. Bayless and Ms. Bynoe elected to receive lump sum cash payments for their respective shares of phantom stock upon their retirement from the Board in May 2006. As a result of such election, Mr. Bayless received a lump sum of $264,518 for both his mandatory and voluntary deferrals and Ms. Bynoe received a lump sum of $214,566 for her mandatory deferral.
(7)	Lead Director.

Non-employee Class A common stock directors receive annual phantom stock grants with an aggregate value of $60,000, increased to $70,000 per year effective April 2, 2007, awarded quarterly in arrears based on the closing price of our Class A common stock on the last trading day of the quarter. Upon termination of one’s service as a director, the shares of phantom stock become payable, at the director’s election, in a lump sum payment or in monthly, quarterly or annual installment payments following such termination. The shares of phantom stock are payable in cash or in shares of Class A common stock, at the election of the director.

In addition to the phantom stock grants, the non-employee Class A common stock directors receive the following compensation, which is payable in cash and may be deferred, in whole or in part, in one or more investment options, including phantom stock units, at a particular director’s election:

•	An annual retainer of $50,000 per year;

•	A fee of $2,000 for each Board meeting attended;

•	A fee of $1,000 for each committee meeting attended;

•	An additional annual retainer of $40,000 per year for the Lead Director, decreased to $30,000 per year effective April 2, 2007;

•

Fees for each committee chairperson per year: Audit and Compliance Committee—$30,000, decreased to $20,000 per year effective April 2, 2007; Compensation and Human Resources Committee—$15,000, decreased to $10,000 per year effective April 2, 2007; Corporate Governance and Nominating Committee—$10,000; Risk, Environment and Operations Committee—$10,000 (committee dissolved following the 2006 annual meeting);

•	An annual retainer of $5,000 and $2,500 per year for members of the Audit and Compliance Committee and the Compensation and Human Resources Committee, respectively; and

•

Reimbursement for reasonable out-of-pocket expenses incurred in connection with travel to and from, and attendance at, meetings of the Board or its committees and related activities, including director education courses and materials.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion should be read together with the compensation tables and disclosures for our Named Executive Officers below under —Executive Compensation. The following discussion contains statements regarding future company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be considered as statements of our expectations or estimates of results or other guidance.

Overview

Dynegy’s executive compensation program is primarily designed to attract, motivate and retain a highly qualified executive management team capable of efficiently managing and opportunistically growing our power generation business. This program is administered by the Compensation and Human Resources Committee, which utilized Mercer Human Resource Consulting LLC, or Mercer, an independent compensation consultant, to assist it in discharging its responsibilities for the 2006 performance year. In the following discussion and analysis, we describe in detail our executive compensation philosophy and objectives and the 2006 compensation for each individual who served as (i) our CEO during 2006, (ii) our CFO during 2006 and (iii) our three other most highly compensated executive officers at the end of 2006 based on total compensation for 2006, or, collectively, our Named Executive Officers.

Executive Compensation Philosophy

Our executive compensation program reflects a fundamental belief that rewards should be competitive, both in structure and amount, with the broad market in which we compete for executive talent, and commensurate with corporate and individual performance. In 2006, the Compensation and Human Resources Committee utilized Mercer to assist in reviewing and updating, where appropriate, Dynegy’s compensation philosophy to ensure alignment with our near-term and long-term business strategy. The resulting “Compensation Guiding Principles,” which are listed below, serve to formalize and document our compensation philosophy. In addition, these principles provide a foundation on which compensation decisions are made, as well as a common language for communicating those decisions to executives, employees and stockholders.

•	Our compensation strategy will support Dynegy’s core values and business strategy.

•	Our compensation programs should provide reasonable upside earning potential for exceptional performance, while maintaining competitiveness during down cycles in the market.

•	Our compensation delivery practices should allow for differential pay levels based on performance.

•	Our key compensation elements—base pay, short-term incentives and long-term incentives—should complement each other.

•	Our variable pay programs should be designed as forward-looking incentives with clear line of sight.

•	Our long-term incentives should encourage share ownership and a strong link to stockholder interests.

•	Our compensation programs will be designed and administered to encourage sustained growth, and help support the notion that sustained growth is attainable even in a cyclical industry.

•

Our overall compensation strategy should recognize that attraction and retention of key talent is critical to the attainment of Dynegy’s stated goals and objectives and to the creation of stockholder value.

Executive Compensation Program Objectives

Consistent with the stated purpose and the Compensation Guiding Principles listed above, the structure of our compensation program reflects the following key objectives: (i) Pay for Performance; (ii) Market Competitiveness; and (iii) Long-Term Stockholder Value.

Pay for Performance. It is our belief that the variable components of compensation should not be viewed as entitlements, but rather should be awarded to executives for delivering results relative to pre-determined goals and objectives and for executing on Dynegy’s business strategy to create long-term value for our stockholders. To this end, each year the Board approves a comprehensive set of goals and objectives for the coming year. Dynegy’s progress, and the Named Executive Officers’ contributions relative to these goals and objectives, is monitored and discussed on a quarterly basis by the Board and the Compensation and Human Resources Committee. At year-end, executive compensation decisions are made based on the degree to which these goals and objectives have been achieved.

The annual goals and objectives are typically segregated into two categories. The first category comprises a set of core financial metrics used by executive management and the Board in assessing Dynegy’s annual performance and communicating that performance to the investment community. For 2006, there were three financial metrics included in this first category: EBITDA(1); Operating Cash Flow, or OCF, and Free Cash Flow, or FCF(2). In early 2006, the Board of Directors approved targets for each of these three measures for 2006. At each subsequent regular meeting in 2006, executive management updated the Board and the Compensation and Human Resources Committee on Dynegy’s EBITDA, OCF and FCF performance compared to the original targets. Please read —Named Executive Officer Compensation below for a discussion of 2006 compensation and the specific financial targets on which such compensation was based.

The second category of goals and objectives are operational in nature and are developed annually by each of Dynegy’s executive officers for his or her respective areas of functional responsibility. These goals and objectives were also defined at the beginning of 2006 and approved by the Board. The Board and the Compensation and Human Resources Committee were updated as to the executive officers’ performance relative to the approved goals and objectives at regular meetings during 2006 and, at year end, their accomplishments were heavily considered when determining their compensation awards. Please read —Named Executive Officer Compensation below for a discussion of 2006 compensation and the functional goals and objectives underlying the applicable compensation decisions.

In addition to the above-described goals and objectives, executive compensation decisions also consider the behavioral attributes of our executive officers. In particular, Dynegy has adopted a set of core values that reflect the key leadership qualities and behavioral attributes that our executive compensation program is designed to foster and reward. These qualities and attributes include, among others: honesty and integrity; individual responsibility and accountability; engagement and development of Dynegy’s employees; and doing the right things with an expectation that the right things will happen. In evaluating Dynegy’s CEO from this perspective, the Board conducts an annual performance review of the CEO and evaluates his performance based on interaction with him throughout the year. Similarly, the Compensation and Human Resources Committee, which approves the compensation for Dynegy’s non-CEO executive officers, consults with the CEO as to his performance review of Dynegy’s other executive officers and their achievements relative to Dynegy’s core values.

Note:

(1)	EBITDA can be reconciled to Net income (loss) in our financial statements using the following calculation: Net income (loss) less Income tax benefit (expense), plus Interest expense and Depreciation and amortization expense.

(2)	FCF can be reconciled to OCF, a U.S. generally accepted accounting principles measure, using the following calculation: OCF plus investing cash flow (consisting of asset sale proceeds less business acquisition costs, capital expenditures and changes in restricted cash).

Market Competitiveness. We believe that in order to attract and retain highly qualified executives, our executive compensation program must be competitive, both in structure and amount, with the broad labor market in which we compete for talent. To support our objective of paying market competitive compensation, each year the Compensation and Human Resources Committee conducts a detailed competitive evaluation (including, among other things, a review of proprietary and proxy information) with its independent compensation consultant. For 2006, the Compensation and Human Resources Committee utilized Mercer to compile, review and interpret certain data and information comparing Dynegy’s executive compensation with that of companies considered to be peers for compensation and performance purposes. Mercer reported to and acted at the discretion of the Compensation and Human Resources Committee. Our management did not direct or oversee the activities of Mercer with respect to our executive compensation program.

In an attempt to ensure meaningful comparisons for 2006 executive compensation purposes, the Compensation and Human Resources Committee approved Mercer’s recommendation of a two-prong approach to constructing Dynegy’s comparative peer group. First, Mercer compiled a general industry peer group comprised of approximately 30 companies derived from a broad group of 3,000 U.S. publicly traded companies that constitute the Russell 3000 index. From the broad group of 3,000 companies, Mercer narrowed its focus to those companies with revenues and quantitative business characteristics (scale, capital structure, profitability and asset and employee intensity) similar to those of Dynegy. The resulting 30 general industry peer group companies selected share similar qualitative characteristics with Dynegy, including an engineering/process focus, a wholesale business model and market performance.

Second, Mercer compiled a power industry peer group comprised of publicly traded, independent power producers and domestic companies that possess unregulated power generation operations. This power industry peer group includes six companies (AES Corp., Allegheny Energy Inc., Edison International, Mirant Corporation, NRG Energy Inc. and Reliant Energy Inc.) that we, the Compensation and Human Resources Committee and Mercer, believe experience industry influences similar to Dynegy and represent appropriate energy comparators for executive compensation purposes. This peer group provides an industry-based context to our executive compensation decisions. However, because of the limited number of power industry peer companies, the Compensation and Human Resources Committee uses this power industry peer group merely as a reference point for consideration. Primarily, the general industry peer group described above is relied upon in determining market competitiveness, as its larger statistical sample size should reflect less variability and volatility in the comparative data.

The Compensation and Human Resources Committee considers comparative data in structuring our compensation program elements and determining the value of each element to be awarded to our executive officers. Based upon this market review, in terms of structure, we provide three types of compensation to our executive officers—base salary, annual short-term incentives and long-term incentives. Proportionally, base salary comprised approximately 13% of the Named Executive Officers’ total compensation package for 2006, with annual short-term incentives and long-term incentives comprising approximately 12% and 75%, respectively. This compensation mix is generally consistent with those of our peer group companies and reflects what we believe is a competitive balance between current and long-term compensation and cash and non-cash compensation. It also supports Dynegy’s stated strategy of pursuing growth opportunities for the benefit of its stockholders. Please read —Elements of Compensation below for a detailed discussion of these compensation types and the specific reasons for using them.

Long-Term Stockholder Value. We continually seek to create a total compensation strategy that includes long-term incentive awards designed to align individual executive performance with the interests of our stockholders. In furtherance of this strategy, our long-term incentive awards are targeted at the 60th percentile of the market, or higher than the market median. Please read —Elements of Executive Compensation—Long-Term Incentive Awards below for further discussion. Additionally, in early 2006, the Corporate Governance and Nominating Committee adopted stock ownership guidelines for members of the executive management team and other Dynegy officers.

Potential Impact of Restatements. Our Corporate Governance Guidelines provide a mechanism to address any restatements that may impact Dynegy’s key financial metrics and its financial performance generally. Pursuant to this mechanism, in the event of a material restatement of Dynegy’s financial statements, the Compensation and Human Resources Committee will review all bonuses and other incentive and equity compensation awarded to executive officers that were based on the achievement of specified performance targets during the period for which such financial results are or will be restated. The Compensation and Human Resources will take action, as appropriate, with respect to any such bonuses or other incentive or equity compensation awards to the extent such specified performance targets were not achieved in light of the restatement, which action could include attempts to recoup amounts paid. We believe this mechanism effectively allows for remedial action to be taken if executive compensation is awarded for achievement of financial performance that is later determined not to have been achieved, and further aligns the interests of our executive officers with those of our stockholders.

Elements of Executive Compensation

As previously described, our executives are eligible to receive three primary forms of compensation: base salary; annual short-term cash incentive awards; and long-term incentive awards. In determining the appropriate amounts to award our executive officers, we generally target the following percentiles when analyzing the amounts paid by our peer group companies:

Base Salary	50th percentile
Short-Term Incentives	50th percentile
Long-Term Incentives	60th percentile
Total Compensation	50th-60th percentile

Base Salary. Base salaries function as the fixed, recurring portion of the executive’s total compensation package that provides a baseline reward in contrast to the potential variability of short-term and long-term incentive opportunities. In determining the level of base salary for each executive, the Compensation and Human Resources Committee considers the Named Executive Officer’s job responsibilities, experience and performance. The Compensation and Human Resources Committee annually reviews external benchmark data, provided by its independent compensation consultant, to ensure that base salaries remain competitive. Any adjustments are made based upon the executive’s position relative to competitive market data, as well as individual performance measured against pre-established goals and objectives. For base salaries, we believe that the 50th percentile of the market is the appropriate target in that it allows us to offer cash compensation awards at a competitive level of pay. Additional upside, generally up to 20% over the 50th percentile, may be provided to recognize exceptional performance. Similarly, to reflect limited experience, lack of tenure in the position or performance below expectations, base salaries generally up to 20% below the 50th percentile may be appropriate. In our estimation, to target base salaries lower than the 50th percentile of the market would restrict our ability to attract and retain key talent; to target a higher percentile would potentially result in greater compensation than is necessary to attract and retain key talent to the detriment of our stockholders. Please read —Named Executive Officer Compensation below for further discussion on the Named Executive Officers’ base salaries.

Short-Term Incentives. Short-term incentives serve as a variable, at-risk element of the executive’s total compensation package that provides an incentive award based on the attainment of performance goals and objectives during the performance year. Short-term incentives are generally paid in the form of cash. Our short-term incentive compensation plan is structured to appropriately align executive interests with both investor interests and Dynegy’s annual performance goals and objectives. The annual cash incentive bonus opportunity for each executive officer, typically a percentage of his or her annual base salary, is established at the beginning of the performance year and is targeted at the 50th percentile of the market for our peer companies and commensurate with each executive’s job responsibilities. For the 2006 performance year, the short-term incentive target for each Named Executive Officer was 100% of annual base salary. The target amount is determined by multiplying the target award percentage by the executive’s total base earnings for the performance period. There is upside potential for an executive’s annual short-term incentive bonus to exceed the target level in the event of exceptional performance by Dynegy and/or the individual executive. Similarly, annual cash incentives are not guaranteed for our executives, and company performance or individual performance can result in either no annual incentive bonus or an annual incentive bonus award that is less than the target level. The determination of any award is dependent upon both Dynegy’s performance and the individual executive’s performance during the performance year. Our annual short-term incentive targets and any approved payments are reviewed annually with the Compensation and Human Resources Committee’s independent compensation consultant. Please read —Named Executive Officer Compensation below for further discussion of the Named Executive Officers’ short-term incentive awards for the 2006 performance year.

Long-Term Incentive Awards. Long-term incentive awards serve as the most significant at risk-element of the executive’s total compensation package, which focuses on creating meaningful long-term value for investors and the attainment of long-term performance goals and objectives. Long-term incentives, in the form of equity-based awards that generally do not fully vest until three years after the grant date, are structured to achieve a variety of long-term objectives, including: retaining executives; aligning executives’ financial interests with the interests of investors; and rewarding the achievement of long-term specified strategic goals and/or superior stock price performance. While we target the 50th percentile of the market for base salaries and short-term incentive awards, we target the 60th percentile of the market for long-term incentive awards. It is our belief that by targeting the 60th percentile for long-term incentive awards, we drive greater alignment of the near-term and long-term interests of our executives with those of our stockholders, and further support our stated emphasis on opportunistic growth. While the Compensation and Human Resources Committee believes that the long-term incentive opportunity appropriately motivates our executive officers to implement strategies that further our ongoing efforts to position the company as a major player in the consolidating independent power producer sector, award levels above the 60th percentile may be warranted in certain instances.

The Compensation and Human Resources Committee has traditionally granted long-term incentive awards to Dynegy’s executive officers in the form of stock options and restricted stock. Restricted stock and stock options tie directly to the performance of Dynegy’s common stock and provide the executive an incentive to build long-term value for our investors. Restricted stock and stock options also provide an effective means of executive retention because the awards are focused over the longer term and vest over a period (or at the end) of three years. The market competitiveness of this mix is reviewed annually by the Compensation and Human Resources Committee with its independent compensation consultant. The number of stock options awarded is typically based on the Black Scholes valuation model, while the number of restricted shares awarded is typically based on the fair market value of Dynegy’s common stock as of the date of grant. Long-term awards for executive officers are generally made at the same time that annual cash incentive awards are made.

In the past, Dynegy’s significant self-restructuring activities made precise long-term planning difficult, particularly considering the impact that refinancings and legacy legal matter settlements had on Dynegy’s financial performance. As a result, Dynegy did not believe it prudent to adopt long-term award payouts conditioned on achievement of specified long-term performance or financial objectives. However, due in large part to the success of Dynegy’s self-restructuring efforts, for awards granted in 2006 and again in 2007, a portion of each executive’s long-term incentive award value was made in the form of performance units. Effective January 1, 2006, the Dynegy Inc. 2002 Long Term Incentive Plan and the Dynegy Inc. 2000 Long Term Incentive Plan were amended to include operating cash flow, free cash flow, any other cash flow metric or any other performance metric selected by the Compensation and Human Resources Committee as performance measures for grants of performance awards under the Plans. In 2006 (for the 2005 performance year), performance units comprised 20% of each executive’s long-term incentive award value and reflected the following terms:

•	Denominated in $100 units, payable in cash or stock, at the Compensation and Human Resources Committee’s discretion;

•

Payable at the end of three years based on Dynegy’s cumulative three-year OCF as originally forecasted, subject to earlier vesting and payment upon specified circumstances, including a change in control; and

•	Payable at the following threshold, target and maximum levels:

Payout per Unit	Performance	Three-Year OCF Target
$ 0	< 70% of OCF target
$ 50	70% of OCF target	$ 671 million
$100	100% of OCF target	$ 959 million
$200	130% of OCF target or more	$ 1.247 billion

The remaining portion of each executive’s long-term incentive award value granted in 2006 consisted of 60% stock options with three-year ratable vesting and 20% restricted stock with three-year cliff vesting, with the level of each based on 2005 performance.

In 2007 (for the 2006 performance year), in an attempt to further align Dynegy’s executive officers’ performance with the long-term interests of our stockholders, and in consideration of the accelerated vesting associated with the LS Power Merger further described below, the Compensation and Human Resources Committee approved long-term incentive award grants for our executive officers as follows:

LTI Award Element	Percentage of LTI Award Value	Vesting Schedule
Stock Options	40%	Ratable vesting of 1/3 each year
Restricted Stock	20%	Cliff vesting on the three-year anniversary of the grant date
Performance Units	40%	Award, if any, determined at the end of the three-year performance period

As awards granted in 2007 were made after the closing of the LS Power Merger, the event has no impact on the vesting of these awards. Further discussion of the long-term incentive awards for the 2006 performance year, including the performance metrics underlying the performance units, can be found under —Named Executive Officer Compensation below. It is our belief that the current long-term incentive awards mix of ratable vesting stock options, cliff vesting restricted shares and performance units provides an appropriate balance between executive performance, stockholder interests and the retentive value of equity instruments.

Equity Grant Practices. The Compensation and Human Resources Committee has the authority to administer Dynegy’s equity-based compensation plans. In carrying out its duties, the Compensation and Human Resources Committee may from time to time authorize the granting of stock options or other equity-based awards pursuant to the terms and conditions of such plans. As a matter of policy, stock options and other equity-based awards are generally granted by the Compensation and Human Resources Committee in conjunction with the annual compensation cycle. All such award grants are made at a scheduled meeting of the Compensation and Human Resources Committee, and the exercise price of any stock option grant is the closing price of our Class A common stock on the date of said meeting (the grant date). These and the other terms of any stock option or other equity-based award grants are documented in the form of one or more award agreements approved by the Compensation and Human Resources Committee on or before the grant date.

From time to time, the Compensation and Human Resources Committee may determine that it is desirable or appropriate to grant stock options or other equity-based awards to an individual upon employment by or commencement of service with Dynegy. Any such stock option or other equity-based award grants must be approved by the Compensation and Human Resources Committee at a meeting, which meeting may be telephonic. The exercise price of any such stock option grants is the closing price of our Class A common stock on the date of the meeting, which will constitute the grant date.

Executive Perquisites. In reviewing the total compensation packages for our Named Executive Officers with its independent compensation consultant, the Compensation and Human Resources Committee reviews executive perquisites that may be received on an annual basis. Our internal assessment of perquisites provided to Named Executive Officers during 2006 revealed that no material perquisites were awarded. In fact, the perquisites awarded generally were limited to cell phones and personal digital assistants, primarily used for business purposes. While the Compensation and Human Resources Committee will continue to assess the competitiveness of executive perquisites offered, we believe the current limited use of this element of total compensation is appropriate.

Other Compensation and Benefit Plans. Qualified benefit plans comprise additional elements of the total compensation packages for our Named Executive Officers. Each Named Executive Officer is eligible, as are all Dynegy corporate employees, to participate in our 401(k) Plan, which provides for a dollar-for-dollar match of up to 5% of contributed salary payable in the form of Class A common stock (capped at $15,000 for 2006). The Named Executive Officers are also eligible for qualified pension benefits under the Dynegy Inc. Retirement Plan, or the Retirement Plan. This pension benefit is based on the Portable Retirement Benefit, or PRB, portion of the Retirement Plan and provides a defined benefit that grows each year at a variable rate (30-year Treasury rate). This benefit, introduced in 2001, provides an annual contribution of 6% of the Named Executive Officer’s salary (capped at $200,000 for 2006). Dynegy’s contributions to both the 401(k) Plan and the PRB of the Retirement Plan vest at a rate of 25% per year. All of our Named Executive Officers are fully vested in all past and future Dynegy contributions based on their years of service.

Dynegy also has a legacy non-qualified executive deferred compensation plan, the Dynegy Inc. Deferred Compensation Plan, or the Deferred Compensation Plan. The Deferred Compensation Plan was suspended in 2003 and no contributions have been made under the Plan since that time. Only one Named Executive Officer, Mr. Lednicky, has a remaining balance in the Deferred Compensation Plan. No other deferred compensation non-qualified plans are currently provided to our Named Executive Officers.

Change in Control Arrangements. We have entered into certain arrangements and maintain certain plans that require us to provide certain payments and benefits to some or all of our Named Executive Officers in connection with a change in control. These plans and payments are described below under —Executive Compensation—Potential Payments Upon Termination or a Change in Control. In particular, a Change in Control supplement to our Amended and Restated Executive Severance Pay Plan, both as amended, or our Change in Control Plan, provides for the vesting of outstanding equity-based awards and the payment of certain severance benefits to our executives in connection with a “change in control,” as defined in the Change in Control Plan. The Change in Control Plan, approved by the Compensation and Human Resources Committee in 2003 after consultation with an independent compensation consultant, was adopted to enable Dynegy to attract and retain critical talent in a marketplace with a potential for industry consolidation and significant shortfalls in the talent pool projected over the following five years.

Before April 2, 2007, our Change in Control Plan defined “change in control” to include:

•

a merger, consolidation or the sale of assets or equity interests that results in (i) the equity securities holders immediately prior to such event no longer being entitled to 60% or more of the votes eligible to be cast in the election of directors in the resulting entity or (ii) the Board members immediately prior to such event no longer constitute at least a majority of the Board of the resulting entity;

•	a dissolution or liquidation of Dynegy (under Illinois statutes);

•

any person or group gains ownership or control of more than 20% (40% in the case of ownership or control by Chevron Corporation) of the combined voting power of the outstanding securities of (i) Dynegy, if Dynegy has not engaged in a merger or consolidation, or (ii) the resulting entity, if Dynegy has engaged in a merger or consolidation;

•	a contested election of directors which results in members of the Board immediately before such election ceasing to constitute a majority of the Board;

•	the adoption by the Board or the Compensation and Human Resources Committee of a resolution declaring that a change in control has occurred; or

•

a consolidation, merger or sale of the assets of a principal business unit to another entity not affiliated with Dynegy, or the Board or the Compensation and Human Resources Committee adopts a resolution declaring that a change in control has occurred with respect to the principal business unit (in both cases only executives employed by the principal business unit are entitled to severance benefits in connection with such change in control).

On April 2, 2007, the Compensation and Human Resources Committee approved an amendment to the Change in Control Plan to modify the definition of “change in control.” The references to Illinois statutes were deleted to reflect our incorporation in Delaware. In addition, the clause of the “change in control” definition applicable to principal business units was removed because it no longer applies to our corporate structure. This amendment was approved to provide a more precise definition of a “change in control.”

The Compensation and Human Resources Committee further modified the “change in control” definition included in all long-term incentive award agreements for such awards granted on April 2, 2007 to include:

•

a merger, consolidation or the sale of assets or equity interests that results in (i) the equity securities holders immediately prior to such event no longer being entitled to 51% or more of the votes eligible to be cast in the election of directors in the resulting entity, or (ii) the Board members immediately prior to such event no longer constituting at least a majority of the Board of the resulting entity; or

•

any person or group gains ownership or control of 50% or more of the combined voting power of the outstanding securities of (i) Dynegy, if Dynegy has not engaged in a merger or consolidation, or (ii) the resulting entity, if Dynegy has engaged in a merger or consolidation.

This modification will continue to allow vesting of outstanding equity awards upon consummation of a change in control, with the resulting types of change in control events that will trigger vesting being more limited than under the prior definition.

The Compensation and Human Resources Committee, together with its independent compensation consultant, reviewed its change in control arrangements in connection with the above-described modification and will do so periodically to ensure alignment with competitive practices and shareholder interests. It is our belief that given the likelihood of further power industry consolidation, the continued provision of change in control benefits will be necessary to enable Dynegy to attract and retain highly qualified executive talent.

Determination of Named Executive Officer Compensation

The Board has delegated to the Compensation and Human Resources Committee, through its committee charter, the following responsibilities with respect to Named Executive Officer compensation:

•

Review and approve Dynegy’s goals and objectives relevant to compensation of its CEO, evaluate the CEO’s performance in light of these goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the CEO’s compensation based on this evaluation; and

•	Review and approve the compensation for Dynegy’s other Named Executive Officers.

The CEO, with the assistance of our Human Resources Department, presents a number of compensation alternatives for the executives that report to him consistent with his views of their contributions during the performance year. These alternatives are reviewed and considered by the Compensation and Human Resources Committee, with input from its independent compensation consultant, when approving the compensation for Dynegy’s non-CEO executive officers.

The Board’s practice is for the independent directors to determine the CEO’s annual compensation after considering recommendations from the Compensation and Human Resources Committee and the Board’s annual evaluation of the CEO’s performance.

LS Power Merger. The recently completed LS Power Merger represents a critical milestone in our efforts to both run and grow our business. The closing of the merger also constituted a change in control under our Executive Severance Pay Plan as it existed at that time. This resulted in the accelerated vesting of all previously issued, and unvested, equity awards upon closing, as was disclosed in the proxy solicitation materials for the LS Power Merger. As all equity awards granted prior to 2005 had otherwise vested by the time of the expected closing, this accelerated vesting impacted the unvested portions of long-term incentives granted in 2005 and 2006.

The following provides additional information as to the impact of the accelerated vesting for each Named Executive Officer.

Stock Options. Stock option awards for our Named Executive Officers have been granted under a three-year ratable vesting schedule with 1/3 of the awards vesting each year. The closing of the LS Power Merger resulted in the accelerated vesting of the remaining 1/3 unvested portion for the 2005 awards and the remaining 2/3 unvested portion of the 2006 awards. The vested awards generally will be exercisable for the remaining option term (10 years from the date of the initial award).

Restricted Stock Awards. Restricted stock awards, or RSAs, have been granted under a three-year cliff vesting schedule for our Named Executive Officers. As a result of the closing of the LS Power Merger, the restrictions lapsed on all outstanding RSAs granted in 2005 and 2006. Each restricted share is equal to the value of a share of Class A common stock.

Performance Unit Awards. The use of Performance Unit awards was adopted by the Compensation and Human Resources Committee in 2006, the level of which was determined based on 2005 performance and represented 20% of the total long-term incentive award value for the Named Executive Officers. These units, valued at $100 per unit, were based upon the attainment of certain OCF targets at threshold, target or maximum levels over a three-year performance period. Under the Performance Unit award agreements, the closing of the LS Power Merger triggered the vesting of these units and a cash payment to each Named Executive Officer as if the OCF performance goals were achieved at the target level, or 100%.

The unvested long-term incentives for each Named Executive Officer subject to this accelerated vesting are as follows:

Named Officer	Unvested Stock Options	Restricted Stock	Performance Units
Bruce A. Williamson	1,877,248	360,261	8,000
Stephen A. Furbacher	843,597	68,251	2,000
Holli C. Nichols	223,124	28,672	1,000
J. Kevin Blodgett	181,090	30,854	1,000
Lynn A. Lednicky	355,486	30,854	1,000

Named Executive Officer Compensation

For the 2006 performance measurement year for short-term incentive awards, the following overarching goals and objectives were recommended by management and approved by the Board at the beginning of the year. These goals and objectives, as supplemented by approximately 100 more detailed supporting goals and objectives put forth by our Named Executive Officers, provided a framework for the Compensation and Human Resources Committee to assess Dynegy’s 2006 performance and to determine the Named Executive Officers’ compensation. Relative weights were not expressly assigned to any or all of these goals and objectives. Additionally, the financial performance goals were established based on various assumptions, including assumptions with respect to commodity prices, with the understanding that Dynegy’s actual financial performance would be assessed taking into account the impact of events or activities that were not anticipated or were different than the assumptions made when the goals were set.

Financial Performance	• EBITDA target of $665 million

• OCF target of $289 million

• FCF target of $100 million

Measured Growth	• Identify and pursue selected asset acquisitions that are accretive to stockholder value and build scale and scope of the asset portfolio

• Maintain flexibility to participate in sector transforming consolidation opportunities

Operational Excellence	• Operate our assets safely, reliably, efficiently, and in a manner friendly to the environment

• Successfully complete the transition to run and grow a regionally-focused generation business

• Continue to develop tools and processes for control and planning purposes, with an emphasis on simplicity and cost effectiveness

People	• Design and implement a comprehensive strategy focused on developing our employees that allows for execution of our strategic objectives

• Develop and implement a strategy to attract, retain and motivate the people necessary to achieve our strategic objectives

• Design and implement a strategic plan to provide staffing depth in critical functions

2006 Performance Assessment. The Compensation and Human Resources Committee assessed Dynegy’s performance for 2006 based on its attainment of the foregoing goals and objectives and the other performance-related factors that it deemed relevant. In assessing Dynegy’s financial performance for 2006, the Compensation and Human Resources Committee considered Dynegy’s EBITDA, OCF and FCF as reported in its year-end financial results and Original Filing. It also considered the effect of several unusual events and impairments that could not have been anticipated and were not contemplated when Dynegy’s EBITDA, OCF and FCF targets were established, including payments made to settle certain legacy contract and litigation matters, which payments were believed to be in the best interests of Dynegy’s stockholders. Finally, the Compensation and Human Resources Committee considered the impact of commodity prices, which were significantly lower than those reflected in Dynegy’s 2006 business plan on which its financial targets were based, and Dynegy’s commercial strategy of maintaining commodity price exposure for a sizeable portion of its generation capacity. For example, the actual average on-peak price for power in the Midwest region, the region that accounts for most of our power sales, was 66% of that reflected in Dynegy’s 2006 business plan.

In addition to Dynegy’s 2006 financial performance, the Compensation and Human Resources Committee also considered management’s attainment of the other goals and objectives described above for purposes of assessing Dynegy’s corporate performance and the performance of the Named Executive Officers individually. Among other things, the Compensation and Human Resources Committee considered the following:

•	the execution of the Merger Agreement (as defined in Item 13) with the LS Entities;

•	the successful disposition of Dynegy’s West Coast Power, Rockingham and Panama facilities and the termination of its Sterlington Power tolling arrangement;

•	the operating performance of Dynegy’s power generation fleet;

•	the successful execution of multiple liability management activities culminating Dynegy’s multi-year self-restructuring program; and

•	Dynegy’s transition to a power generation company focused on efficiently running and opportunistically growing its business.

The Compensation and Human Resources Committee concluded that Dynegy and the Named Executive Officers met or exceeded their performance goals for 2006.

Base Salary Determinations. In determining the level of base salary for each Named Executive Officer, in addition to their contributions during the 2006 performance year and the overall nature and responsibility of each position, relative comparability to the median base salary paid to those in similar roles within the peer group was considered. Given his acceptable position relative to peer group CEOs, it was determined that Mr. Williamson would not receive an increase above his current base salary of $1,000,000. It was determined that Messrs. Furbacher and Lednicky, while positioned favorably compared to the market median, warranted increases that recognized their contributions and deep experience in their respective leadership positions. Mr. Blodgett and Ms. Nichols, who had not received base salary increases since their promotions to their current positions in November 2005, both received salary adjustments consistent with their significant contributions and the Compensation and Human Resources Committee’s desire to attain increased alignment of their salaries with those in comparable positions as identified in the peer group benchmark data. The chart below illustrates the new base salary for each Named Executive Officer (effective February 26, 2007).

Named Executive Officer	2006 Base Salary	2007 Base Salary
Bruce A. Williamson	$1,000,000	$1,000,000
Stephen A. Furbacher	$500,000	$525,000
Holli C. Nichols	$290,000	$370,000
J. Kevin Blodgett	$290,000	$370,000
Lynn A. Lednicky	$290,000	$325,000

Short-Term Incentive Determinations. In determining short-term incentive awards for 2006, Dynegy’s performance and the contributions of each Named Executive Officer during the 2006 performance year were considered. Having reviewed the contribution that Mr. Williamson made to Dynegy’s performance in 2006, the Compensation and Human Resources Committee recommended, and the Board approved, an annual short-term incentive award at 100% of his stated target, payable in cash. Mr. Williamson produced significant results in 2006 and has demonstrated the integrity, vision, planning and leadership qualities that the executive compensation program was designed to foster and reward. Similarly, based on 2006 results and their respective contributions, Ms. Nichols and Messrs. Furbacher, Lednicky and Blodgett received awards at a level commensurate to approximately 100% of their stated short-term incentive targets. While each of the Named Executive Officer’s contributions to Dynegy’s significant accomplishments in 2006 may have otherwise resulted in short-term incentive awards above the target award level, given the value associated with the vesting of previously granted equity awards upon closing of the LS Power Merger and the Compensation and Human Resources Committee’s desire to provide an increased percentage of their total compensation for 2006 in the form of long-term incentive awards as further described below, short term incentive awards made at 100% of target were deemed to be appropriate. The chart below illustrates the short-term incentive award for each Named Executive Officer and the amount earned as a percent of his or her 2006 base salary.

Named Executive Officer	Short-Term Incentive Target	Award Amount	Award Earned as a Percent of 2006 Earnings
Bruce A. Williamson	100%	$1,000,000	100%
Stephen A. Furbacher	100%	$490,385	100%
Holli C. Nichols	100%	$290,000	100%
J. Kevin Blodgett	100%	$290,000	100%
Lynn A. Lednicky	100%	$290,000	100%

Long-Term Incentive Determinations. In determining the long-term incentive awards for each Named Executive Officer, the Compensation and Human Resources Committee also considered:

•	the vesting of all previously issued equity awards upon closing of the LS Power Merger, which reduced the retentive value associated with those previously issued equity awards; and

•	the value created as a result of the LS Power Merger closing, which it believes positions Dynegy to be a leader in the consolidating power generation industry.

As a means of maintaining continued alignment of the Named Executive Officers’ long-term incentives with the interests of investors, the Compensation and Human Resources Committee, with input from Mercer, considered various alternatives for the long-term incentive awards. The Compensation and Human Resources Committee’s objective is to incentivize the achievement of long-term specified strategic goals and superior stock price performance, while ensuring an appropriate level of equity holdings to aid in the retention of our Named Executive Officers. Taking all these factors into account, the Compensation and Human Resources Committee determined that this year’s long-term incentive awards should be significantly increased above the prior year’s target of the 60th percentile. As a result, long-term incentive awards were granted to each Named Executive Officer as shown in the table below.

Named Executive Officer	2007 Equity Award Value	Stock Options (40%)	Restricted Stock (20%)	Performance Units (40%)
Bruce A. Williamson	$8,000,000	651,732	165,461	32,000
Stephen A. Furbacher	$2,100,000	171,080	43,434	8,400
Holli C. Nichols	$1,750,000	142,567	36,195	7,000
J. Kevin Blodgett	$1,500,000	122,200	31,024	6,000
Lynn A. Lednicky	$1,400,000	114,053	28,956	5,600

The above-described stock options and restricted shares were granted to the Named Executive Officers on April 2, 2007 at a meeting of the Compensation and Human Resources Committee following the closing of the LS Power Merger. The stock options vest equally in three annual installments and have an exercise price equal to $9.67, the market price of Dynegy’s Class A common stock on the grant date. The restricted stock awards vest in full on the three-year anniversary of the grant date.

The above-described performance units were granted to the Named Executive Officers on April 24, 2007 at a meeting of the Compensation and Human Resources Committee. The performance units are intended to further motivate the Named Executive Officers to create long-term value for Dynegy’s stockholders by extending the opportunity to vest in the units based upon performance as reflected in the trading price of its Class A common stock. The Compensation and Human Resources Committee chose to base the vesting of performance units on long-term stock price performance because it believes it provides a simple, transparent and meaningful measure of Dynegy’s performance relative to its long-term goal of creating value for stockholders. The material terms of the performance units are summarized below:

•	Denominated in $100 units, which are payable in the form of cash or stock, at the Compensation and Human Resources Committee’s discretion;

•	Payment (if any) to be made in April 2010 based on Dynegy’s three-year stock price performance;

•	Ending share price will be the average closing price of Dynegy’s Class A common stock during March 2010;

•	Awards are payable at threshold, target, stretch and maximum levels as illustrated in the table below;

•

The Compensation and Human Resources Committee determined the performance goal share price after reviewing and taking into account various factors, including: (i) Dynegy’s share price history and the share price history of its power generation industry peers; (ii) the underlying value of Dynegy’s power generation portfolio based on various valuation methodologies; and (iii) potential growth opportunities that may be available to Dynegy;

•

The threshold, target, stretch and maximum share price performance goals represent compound annual growth rates above the average March 2007 share price ($8.79) over the three-year performance period of approximately 10%, 13%, 16% and 20%, respectively, and, in the judgment of the Compensation and Human Resources Committee, represent appropriate performance goals for share price growth; and

•

In the event a “change in control” occurs during the performance period, provided the ending share price would entitle participants to receive a performance award, the payment will be determined by using either, as applicable (a) the agreed price per share received by the stockholders of Dynegy as a result of the change in control, or if there is no agreed price per share, then (b) the average closing share price for the 20 consecutive trading days immediately preceding the effective date of the change in control, as the ending share price for the performance period.

	Threshold	Target	Stretch	Maximum
Performance Goal—Achieved Share Price	$11.75	$12.75	$13.75	$15.25
Award Level (% of each $100 performance unit) (1)	0%	100%	200%	300%

(1)	Resulting payment levels between Achieved Share Prices will be interpolated.

Tax Implications

As part of its role, the Compensation and Human Resources Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Section 162(m) generally affects Dynegy’s federal income tax deduction for compensation paid to Dynegy’s CEO and four other highest paid executive officers in excess of $1 million each. To the extent compensation is “performance-based” within the meaning of Section 162(m), the Section’s limitations will not apply. Dynegy’s 2000 and 2002 Long-Term Incentive Plans, pursuant to which long-term incentive awards are granted to the Named Executive Officers, were approved by the Board and its stockholders and generally were structured to qualify as performance-based compensation plans under Section 162(m). A majority of the long-term incentive awards granted under these plans are designed to meet the requirements of Section 162(m). The Compensation and Human Resources Committee generally strives to make awards under Dynegy plans that are intended to qualify as performance-based compensation under Section 162(m); however, in certain situations, compensation paid to Dynegy’s CEO and other executive officers that may not meet the standards of deductibility under Section 162(m) may be approved if deemed appropriate. We believe that all short-term incentive and long-term incentive awards to the Named Executive Officers for 2006 performance are deductible for tax purposes.

Compensation and Human Resources Committee Report

Dynegy’s executive compensation program is administered and reviewed by the Compensation and Human Resources Committee, which currently consists of Messrs. Biegler (Chairman), Clark, Mazanec and Trubeck, all of whom are independent directors pursuant to the NYSE Listed Company Standards. The Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and Human Resources Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No.1.

This report is submitted by the members of the Compensation and Human Resources Committee of the Board:

David W. Biegler (Chairman)

Thomas D. Clark

George L. Mazanec

William H. Trubeck

Compensation Committee Interlocks and Insider Participation

The Compensation and Human Resources Committee has neither interlocks nor insider participation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2006

The following table sets forth certain information regarding the compensation earned by or awarded to our Named Executive Officers for 2006.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total
Bruce A. Williamson	2006	$1,000,000	$—	$1,521,032	$1,860,655	$1,000,000	$17,299	$31,573	$5,430,559
Chairman and CEO

Stephen A. Furbacher	2006	$490,385	$—	$229,703	$427,161	$490,385	$17,758	$30,696	$1,686,088
President and COO

Holli C. Nichols	2006	$290,000	$—	$95,067	$187,039	$290,000	$18,440	$26,954	$907,500
Executive Vice President and CFO

J. Kevin Blodgett	2006	$290,000	$—	$92,292	$190,506	$290,000	$17,633	$26,901	$907,332
General Counsel, Executive Vice President–Administration and Secretary

Lynn A. Lednicky	2006	$290,000	$—	$95,436	$192,609	$290,000	$43,769	$27,221	$939,035
Executive Vice President–Commercial and Development

(1)	The amounts shown under “Non-Equity Incentive Plan Compensation” reflect cash bonuses awarded under the Dynegy Inc. Incentive Compensation Plan. The bonuses were earned in 2006 and paid in March 2007.
(2)	The amounts shown under “Stock Awards” and “Options Awards” reflect the dollar amount recognized for financial statement reporting purposes for restricted stock awards and performance unit awards, in the case of “Stock Awards,” and option awards, in the case of “Option Awards,” during the fiscal year ended December 31, 2006, calculated in accordance with FAS No. 123R. Please see the discussion of the assumptions used in such valuation in Note 19 of the Notes to Consolidated Financial Statements in our Original Filing. In general, FAS 123R requires the amounts for all equity-based awards to employees to be recognized in the income statement based on their fair values. The compensation costs associated with our equity-based awards are generally recognized in the income statement over the vesting period based on the grant date fair value of the award. Amounts for performance unit awards are accrued based on the expected payout of the awards and are re-evaluated at the end of each reporting period. Because these awards are expected to be settled in cash or stock, they will be expensed over the vesting period, with the corresponding liability recognized on the balance sheet. The table does not include information regarding equity-based awards related to 2006 performance that were granted to the Named Executive Officers in March 2007. For a discussion of these equity-based awards, please read —Compensation Discussion and Analysis—Named Executive Officer Compensation above.
(3)	The amount shown for Mr. Lednicky includes a change in pension value of $18,895 under the Dynegy Inc. Retirement Plan and a change in Nonqualified Deferred Compensation Earnings of $24,874 under the Deferred Compensation Plan. The amounts shown for each other Named Executive Officer reflect only a change in pension value under the Dynegy Inc. Retirement Plan, as no such other Named Executive Officer participates in the Deferred Compensation Plan.
(4)	The amounts shown as “All Other Compensation” for 2006 include the following matching contributions under our 401(k) Plan, defined contributions under our portable retirement plan, and life insurance premiums paid by Dynegy for each of the Named Executive Officers as part of our standard employee health and welfare benefit plans:

Name	401(k) Plan Contributions	Portable Retirement Plan Contributions	Life Insurance Premiums	Total
Bruce A. Williamson	$11,000	$13,200	$7,373	$31,573
Stepehen A. Furbacher	$11,000	$13,200	$6,496	$30,696
Holli C. Nichols	$11,000	$13,200	$2,754	$26,954
J. Kevin Blodgett	$11,000	$13,200	$2,701	$26,901
Lynn A. Lednicky	$11,000	$13,200	$3,021	$27,221

No Named Executive Officer received perquisites or other personal benefits with an aggregate value of greater than $10,000. Please see —Compensation Discussion and Analysis—Elements of Executive Compensation—Executive Perquisites above for a discussion of the limited perquisites received by our Named Executive Officers.

In connection with the closing of the LS Power Merger (see Item 13. Certain Relationships and Related Transactions and Director Independence—Transactions with Related Persons, Promoters and Certain Control Persons—The LS Power Merger below) on April 2, 2007:

•	all of the Named Executive Officers’ option awards vested;

•	the restrictions lapsed on all of the restricted stock awards held by the Named Executive Officers; and

•

each Named Executive Officer received a cash payment for performance unit awards based on the assumption that the performance goals contained in the performance unit award agreements had been achieved at the target level as required by the terms of such agreements.

Grants of Plan-Based Awards in 2006

The following table sets forth certain information with respect to each grant of an award made to the Named Executive Officers in 2006 under the Dynegy Inc. 2000 Long-Term Incentive Plan (unless otherwise indicated).

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3)	All Other Option Awards: Number of Securities Underlying Options(4)		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(6)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Bruce A. Williamson	3/16/06	$—	$1,000,000	$—	4,000	8,000	16,000	163,935	919,541		$4.88	$4,000,000
	3/16/06	$—	$—	$—	—	—	—	—	967,707	(5)	$4.88	$1,138,000
Stephen A. Furbacher	3/16/06	$—	$490,385	$—	1,000	2,000	4,000	40,984	229,886		$4.88	$1,000,000
Holli C. Nichols	3/16/06	$—	$290,000	$—	500	1,000	2,000	20,492	114,943		$4.88	$500,000
J. Kevin Blodgett	3/16/06	$—	$290,000	$—	500	1,000	2,000	20,492	114,943		$4.88	$500,000
Lynn A. Lednicky	3/16/06	$—	$290,000	$—	500	1,000	2,000	20,492	114,943		$4.88	$500,000

(1)	The amounts shown represent the awards that could be earned by the Named Executive Officers under the Dynegy Inc. Incentive Compensation Plan for 2006. The Incentive Compensation Plan only provides for a target payout and does not include threshold or maximum amounts payable. The actual payouts under the Incentive Compensation Plan were determined in March 2007 and are shown in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”
(2)	In March 2006, performance units were granted to our Named Executive Officers under the 2000 Long-Term Incentive Plan. The performance units are denominated in $100 units, payable in cash or Class A common stock at the discretion of the Compensation and Human Resources Committee at the end of a three-year performance period based on the achievement of certain performance goals. In connection with the LS Power Merger, the performance units were paid out in cash based on the assumption that the performance goals had been achieved at target level.
(3)	The amounts shown under “All Other Stock Awards” reflect restricted stock awards granted to the Named Executive Officers in 2006. Restricted stock awards vest three years from date of grant. In connection with the LS Power Merger, the restrictions lapsed on all of the restricted stock awards held by the Named Executive Officers.
(4)	The amounts shown under “All Other Option Awards” reflect the number of shares of Class A common stock underlying stock option awards granted to the Named Executive Officers in 2006. Stock options have a three-year ratable vesting schedule, with 1/3 of each award vesting each year. In connection with the LS Power Merger, all of the option awards held by the Named Executive Officers vested.
(5)	In March 2006, Mr. Williamson received an additional stock option award under the Dynegy Inc. 2002 Long-Term Incentive Plan in an exchange transaction approved by our Board. To address uncertainties created by regulations proposed in late 2005 pursuant to Section 409A of the Internal Revenue Code, we cancelled all of the 2,378,605 stock options held by Mr. Williamson as of March 16, 2006. As partial consideration for the cancellation of these stock options, we granted Mr. Williamson 967,707 stock options at an exercise price of $4.88, which equaled the closing price per share of our Class A common stock on March 16, 2006.
(6)	The amounts shown under “Grant Date Fair Value of Stock and Option Awards” reflect the grant date fair value computed in accordance with FAS 123R. Please see the discussion of the assumptions used in such valuation in Note 19 of the Notes to Consolidated Financial Statements in our Original Filing.

On March 16, 2006, our Board approved an exchange transaction with Mr. Williamson to address uncertainties created by proposed regulations issued in late 2005 pursuant to Section 409A of the Internal Revenue Code. Under the terms of the transaction, we cancelled all of the 2,378,605 stock options held by Mr. Williamson as of March 16, 2006. Of these cancelled options, 1,333,333 were granted in October 2002 with an exercise price of $0.88 per share, 405,928 were granted in February 2004 with an exercise price of $4.48 per share, and 639,344 were granted in January 2005 with an exercise price of $4.30 per share. Each of these exercise prices equaled the closing price per share of our Class A common stock on the grant date, and the associated options had a ten-year term. As consideration for the cancellation of these stock options, we granted Mr. Williamson 967,707 stock options under our 2002 Long Term Incentive Plan at an exercise price of $4.88, which equaled the closing price per share of our Class A common stock on March 16, 2006. These stock options have a term of ten years, vest in three equal annual installments beginning on the first anniversary of the grant date and are subject to earlier vesting upon a constructive termination, a termination without cause or a termination resulting from a change in control.

We also agreed to pay Mr. Williamson $5,565,187 in cash based on the in-the-money value of Mr. Williamson’s vested stock options as of March 16, 2006. This cash payment, which included interest accrued annually at 7.5%, was made on January 15, 2007. Under the terms of the transaction, it was determined that the cash payment together with the value of the stock options that were granted on March 16, 2006, using a Black-Scholes valuation model, equaled the Black-Scholes value of the stock options that were cancelled. The terms of the transaction are set forth in an Agreement Concerning Employment Agreement and Stock Options dated as of March 16, 2006 between Dynegy and Mr. Williamson.

The proposed regulations provided that some modifications of stock options may subject such stock options to a 20% excise tax as well as retroactive recognition of income, penalties and interest. By undertaking the transaction, we and Mr. Williamson believed that the adverse tax consequences that might have resulted under the proposed regulations would be avoided. The potential tax issue arose because of the terms of an amendment to Mr. Williamson’s employment agreement that was executed on September 15, 2005, some two weeks before the proposed regulations were released. Mr. Williamson’s original employment agreement, executed on October 23, 2002, provided that his stock options would expire following specified terminations of his employment at the end of the term of his employment agreement. In recognition of the original intent of the parties in consummating the employment agreement, Mr. Williamson’s stock options were modified in the second amendment so as to expire three years and five years, respectively, following the occurrence of a constructive termination or a termination resulting from a change in control. The transaction was designed to provide Mr. Williamson with the previously agreed upon three- and five-year exercise periods following the above-mentioned contingencies.

Please see the narrative discussion accompanying —Executive Compensation—Summary Compensation Table for 2006 above for information regarding the vesting of all outstanding equity-based awards in connection with the LS Power Merger.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table sets forth certain information regarding unexercised option awards, unvested stock awards and performance unit awards made to each Named Executive Officer that were outstanding as of December 31, 2006. The table does not include information regarding equity-based awards related to 2006 performance that were granted to the Named Executive Officers in March 2007. For a discussion of these equity-based awards, please read —Compensation Discussion and Analysis—Named Executive Officer Compensation above. The vesting schedules for each type of award are described in the footnotes to the table, and the vesting date for each award can be determined by referring to the grant date for each award in the table.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(5)
Bruce A. Williamson	02/10/04	—	—	$—	—	435,268	$3,151,340	—	$—
	01/19/05	0	0	$0.00	01/19/15	196,326	$1,421.400	—	$—
	03/16/06	0	1,887,248	$4.88	03/16/16	163,935	$1,186,889	8,000	$800,000
Stephen A. Furbacher	11/13/97	22,848	0	$13.04	11/13/07	—	$—	—	$—
	11/19/98	63,304	0	$10.01	11/19/08	—	$—	—	$—
	11/19/99	121,407	0	$16.62	11/19/09	—	$—	—	$—
	01/19/01	60,000	0	$47.19	01/19/11	—	$—	—	$—
	12/20/01	87,779	0	$23.85	12/21/11	—	$—	—	$—
	02/04/03	90,000	0	$1.77	02/04/13	—	$—	—	$—
	02/10/04	53,050	26,525	$4.48	02/10/14	37,109	$268,669	—	$—
	01/19/05	29,600	59,198	$4.30	01/19/15	27,267	$197,413	—	$—
	03/16/06	0	229,886	$4.88	03/16/16	40,984	$296,724	2,000	$200,000
Holli C. Nichols	05/22/00	3,690	0	$35.28	05/22/10	—	$—	—	$—
	01/19/01	8,482	0	$47.19	01/19/11	—	$—	—	$—
	09/28/01	16,233	0	$34.65	09/29/11	—	$—	—	$—
	12/20/01	13,008	0	$23.85	12/21/11	—	$—	—	$—
	02/04/03	15,000	0	$1.77	02/04/13	—	$—	—	$—
	02/10/04	16,753	8,376	$4.48	02/10/14	11,719	$84,846	—	$—
	01/19/05	8,880	17,759	$4.30	01/19/15	8,180	$59,223	—	$—
	03/16/06	0	114,943	$4.88	03/16/16	20,492	$148,362	1,000	$100,000
J. Kevin Blodgett	10/16/00	2,571	0	$50.63	10/16/10	—	$—	—	$—
	01/19/01	3,337	0	$47.19	01/19/11	—	$—	—	$—
	12/20/01	7,077	0	$23.85	12/21/11	—	$—	—	$—
	02/04/03	2,666	0	$1.77	02/05/13	—	$—	—	$—
	02/10/04	11,169	5,584	$4.48	02/10/14	7,813	$56,566	—	$—
	01/19/05	11,248	22,495	$4.30	01/19/15	10,362	$75,021	—	$—
	03/16/06	0	114,943	$4.88	03/16/16	20,492	$148,362	1,000	$100,000
Lynn A. Lednicky	06/27/97	16,953	0	$11.19	06/27/07	—	$—	—	$—
	11/13/97	13,086	0	$13.04	11/13/07	—	$—	—	$—
	05/06/98	13,800	0	$4.10	05/06/08	—	$—	—	$—
	05/06/98	1	0	$10.51	05/06/08	—	$—	—	$—
	11/19/98	9,936	0	$1.47	11/19/08	—	$—	—	$—
	11/19/98	10,499	0	$10.01	11/19/08	—	$—	—	$—
	11/19/99	20,542	0	$16.62	11/19/09	—	$—	—	$—
	09/28/01	13,527	0	$34.65	09/29/11	—	$—	—	$—
	01/19/01	23,582	0	$47.19	01/19/11	—	$—	—	$—
	12/20/01	33,935	0	$23.85	12/21/11	—	$—	—	$—
	02/04/03	30,000	0	$1.77	02/04/13	—	$—	—	$—
	02/10/04	13,961	6,980	$4.48	02/10/14	9,766	$70,706	—	$—
	01/19/05	11,248	22,495	$4.30	01/19/15	10,362	$75,021	—	$—
	03/16/06	—	114,943	$4.88	03/16/16	20,492	$148,362	1,000	$100,000

(1)	Stock options have a three-year ratable vesting schedule, with 1/3 of each award vesting each year.
(2)	Restricted stock awards vest three years from the date of grant.
(3)	The market value of the restricted stock awards is based on the closing market price of our Class A common stock on December 31, 2006 of $7.24.
(4)	Performance unit awards generally are determined at the end of a three-year performance period, except in special circumstances, including a change in control.
(5)	The market value of the performance units is based on achieving the target level for such awards.

Please see the narrative discussion accompanying —Executive Compensation—Summary Compensation Table for 2006 above for information regarding the vesting of all outstanding equity-based awards in connection with the LS Power Merger.

Option Exercises and Stock Vested in 2006

In 2006, no option awards were exercised by our Named Executive Officers and no stock awards vested.

Pension Benefits

The following table sets forth certain information with respect to the Retirement Plan as it provides for payment at, following, or in connection with retirement for the Named Executive Officers as of December 31, 2006.

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Bruce A. Williamson	Dynegy Inc. Retirement Plan	4.17	$57,339	—
Stephen A. Furbacher	Dynegy Inc. Retirement Plan	6.00	$57,144	—
Holli C. Nichols	Dynegy Inc. Retirement Plan	6.00	$76,350	—
J. Kevin Blodgett	Dynegy Inc. Retirement Plan	6.00	$68,282	—
Lynn A. Lednicky	Dynegy Inc. Retirement Plan	6.00	$52,027	—

(1)	Dynegy’s contributions to the Retirement Plan vest at a rate of 25% per year. All of our Named Executive Officers are fully vested in all past and future Dynegy contributions based on their years of credited service.

Our Named Executive Officers are eligible for qualified pension benefits only under the Retirement Plan. The pension benefit is based on the portable retirement benefit portion of the Retirement Plan, which provides a defined benefit that grows each year at a variable rate (30-year Treasury rate). This benefit, which was introduced in 2001, provides an annual contribution of 6% of each Named Executive Officer’s salary, capped at $200,000 for 2006.

The present value of accumulated benefits payable to each of the Named Executive Officers under the Retirement Plan was determined using assumptions consistent with those used in Note 20 of the Notes to Consolidated Financial Statements in our Original Filing.

Nonqualified Deferred Compensation

The Deferred Compensation Plan, a legacy nonqualified executive compensation deferral program, was suspended in 2003. Only one of our Named Executive Officers, Mr. Lednicky, has a remaining balance in the Deferred Compensation Plan. No contributions under the Deferred Compensation Plan were made by any of the Named Executive Officers or by Dynegy during fiscal year 2006.

The following table sets forth information with respect to the Deferred Compensation Plan in 2006.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY(1)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE
Bruce A. Williamson	$—	$—	$—	$—	$—
Stephen A. Furbacher	$—	$—	$—	$—	$—
Holli C. Nichols	$—	$—	$—	$—	$—
J. Kevin Blodgett	$—	$—	$—	$—	$—
Lynn A. Lednicky	$—	$—	$24,874	$—	$180,468

(1)	The amount shown for Mr. Lednicky under “Aggregate Earnings in Last FY” is also included in the amount shown for him in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

We have entered into certain agreements and maintain certain plans, as described below, that require us to provide certain payments and benefits to some or all of our Named Executive Officers as a result of voluntary resignation, for cause and without cause termination, constructive termination, a change in control, retirement, death, and disability. We generally seek to minimize the number of employment agreements we have with our senior executives. At present, Mr. Williamson is our only executive officer with an employment agreement.

Bruce A. Williamson Employment Agreement. Mr. Williamson entered into an employment agreement with Dynegy Illinois upon becoming its CEO and President effective October 23, 2002. Dynegy Illinois amended Mr. Williamson’s employment agreement on August 17, 2005, September 15, 2005 and March 16, 2006. These amendments, among other things, renewed and extended Mr. Williamson’s employment agreement through October 23, 2007. In connection with the transactions described in Item 13. Certain Relationships and Related Transactions and Director Independence—Transactions with Related Persons, Promoters and Certain Control Persons—The LS Power Merger, we assumed the employment agreement.

The employment agreement entitles Mr. Williamson to a base salary of $1,000,000 annually, subject to increase at the discretion of the Board, and the annual opportunity to earn additional bonus amounts, dependent upon specified financial or performance objectives, as a participant in our incentive compensation plan at the discretion of the Board. Mr. Williamson’s annual base salary has not increased above $1,000,000.

The employment agreement provides that Mr. Williamson is eligible to receive stock option grants each year during the term of the employment agreement at the discretion of the Board. Please read —Compensation Discussion and Analysis above for a discussion of the annual cash bonus and long-term incentives awarded to Mr. Williamson for 2006. The employment agreement also contains non-compete provisions if Mr. Williamson’s employment is terminated. Under the non-compete provisions, Mr. Williamson would be prohibited from directly or indirectly engaging in any business defined as our “competitor” within a 50 mile radius of our principal office for a period of 12 months following the termination of his employment for any reason.

Under the employment agreement, in the event of Mr. Williamson’s death or disability, his employment would be terminated and he or his estate would receive his base salary for 12 months following the month in which his employment was terminated. He or his estate would also receive all medical, dental and vision benefits Dynegy maintained for him and his family for 12 months following the date his employment was terminated. In addition, stock options previously granted to Mr. Williamson would vest and would be exercisable for a period of 12 months following the date his employment was terminated. If Mr. Williamson’s employment is terminated for cause or he voluntarily resigns, other than a voluntary resignation in connection with a “constructive termination” or a change in control as described below, we do not have any further obligations to Mr. Williamson other than payment of amounts due before such termination.

The employment agreement includes provisions governing the payment of severance benefits if Mr. Williamson’s employment is terminated by Dynegy without cause or due to resignation following a “constructive termination,” as defined in the employment agreement. Generally, the term “constructive termination” includes a reduction in base salary, a material breach of the employment agreement by Dynegy or relocation outside of the Houston metropolitan area. Upon termination without cause or due to resignation following a “constructive termination,” Mr. Williamson would receive (i) the severance benefits for which he would be eligible under our Amended and Restated Executive Severance Pay Plan, as described below in —Severance-Eligible Terminations, and (ii) a lump sum payment equal to the value of the 401(k) Plan matching contribution and the Retirement Plan benefit he otherwise would have received through the end of the applicable term of the employment agreement. In addition, any stock options, restricted stock awards, phantom stock and other equity-based awards granted to Mr. Williamson during his term of employment would vest immediately.

Further, if Mr. Williamson’s employment is terminated without cause or due to a resignation following either a “constructive termination” or a significant diminution of Mr. Williamson’s responsibilities, and such termination occurs within 60 days before or one year following specified change of control events, Mr. Williamson would be entitled to change in control severance payments as described below in —Change in Control, with the following exception: Mr. Williamson would be entitled to receive a lump sum cash payment equal to 2.99 times the greater of (i) the sum of his (A) annual base salary and (B) target annual cash bonus under our incentive plans for the year in which employment is terminated or (ii) the sum of his (A) average annual base salary and (B) average annual cash bonus under our incentive plans for the three calendar years immediately prior to the calendar year in which his employment is terminated.

Voluntary Resignation and Termination for Cause. Our Named Executive Officers are not entitled to payments or benefits in connection with a voluntary resignation or termination for cause, other than payments for amounts due before such termination. Under our company policy applicable to all employees, a Named Executive Officer terminated under such circumstances would be entitled to vacation pay accrued up to the month of termination. A Named Executive Officer would be able to exercise any vested options on or before the date of termination upon termination for cause and for a 90-day period after the date of termination upon a voluntary resignation. Vested options that were not exercised on or before the date of termination, in the case of termination for cause, or before the end of the 90-day period, in the case of voluntary resignation, unvested options, restricted stock and performance units would all be forfeited upon termination in accordance with the applicable award agreement.

Severance-Eligible Terminations. Pursuant to our Amended and Restated Executive Severance Pay Plan, as amended, or our Executive Severance Pay Plan, our executives are entitled to payment of severance benefits if their employment is terminated due to a reduction in work force, a position elimination, an office closing, or a mutually satisfactory resignation. Severance benefits under the Executive Severance Pay Plan, which are payable in a lump sum or as a salary continuation at our sole discretion (unless otherwise specified), include:

•

severance pay equal to one month of base pay for each full, completed year of continuous service with Dynegy and a pro-rated amount for each partial year of continuous service, subject to the following requirements:

•	for the Chief Executive Officer and Chief Operating Officer, 24 months of base pay;

•	for any Executive Vice President, 12 months of base pay;

•	for any Senior Vice President, minimum nine months of base pay; and

•	for any Vice President or Managing Director, minimum six months of base pay;

•

continued participation in our group health care plan that provides medical and dental coverage for a period of time equal to the number of months of base pay such executive receives under the Executive Severance Pay Plan, provided the executive continues to pay premiums at active employee rates, with such coverage ending immediately upon the executive obtaining new employment and eligibility for similar coverage; and

•

outplacement assistance benefits, as determined by the plan administrator, for a period of time equal to the minimum number of months of base pay such executive is entitled to receive under the Executive Severance Pay Plan, with such benefits paid directly to the outplacement assistance provider and not to the executive in a lump sum.

Change in Control. Our Executive Change in Control Plan provides for the vesting of outstanding equity-based awards and the payment of certain severance benefits to our executives in connection with a “change in control,” as defined in the Change in Control Plan.

Under the Change in Control Plan, any outstanding stock options, restricted stock awards, phantom stock and other equity-based awards previously granted to our executives will immediately vest upon the occurrence of a “change in control” and will be exercisable from such date for the lesser of (i) five years from the date of the “change in control,” (ii) the remaining period of time for exercise of the award under the applicable award agreement, or (iii) such period of time as the Board may determine in connection with the “change in control” in the exercise of its discretion under the applicable plan.

In addition, each of our executives is entitled to severance benefits if, no earlier than 60 days before or within one year of a “change in control,” such executive is subject to an “involuntary termination,” as defined in the Change in Control Plan. In general, an executive experiences an “involuntary termination” if such executive is:

•	terminated without cause; or

•	suffers a material reduction in authority or duties, a reduction in base salary or relocation to a location 50 miles or more from the previous principal employment location.

•	Severance benefits under the Change in Control Plan include:

•	a lump sum cash payment equal to

•

for the Chief Executive Officer or Chief Operating Officer, 2.99 times such executive’s “annual compensation,” which is defined in the agreement as the sum of any covered executive’s (i) annual base salary and (ii) target cash bonus under our short-term incentive plans, for the period in which employment is terminated;

•	for any Executive Vice President, 2.50 times such executive’s annual compensation;

•	for any Senior Vice President or Vice President, 1.50 times such executive’s annual compensation;

•	for any Managing Director, 1.00 times such executive’s annual compensation;

•

a lump sum cash payment equal to the aggregate target annual incentive compensation under any applicable short-term incentive compensation plan for the fiscal year during which such termination of employment occurs (determined as if all applicable goals and targets had been satisfied in full), pro-rated to the date of such executive’s termination;

•

all medical, dental and vision benefits maintained for such executive as of the termination date, contingent upon continued payment of premiums by such executive at active employee rates for a period equal to (i) 36 months from termination for the Chief Executive Officer and Chief Operating Officer, (ii) 30 months from termination for any Executive Vice President, (iii) 18 months for any a Senior Vice President or Vice President, and (iv) 12 months for any Managing Director; and

•	outplacement assistance benefits at least equivalent to those that would have been provided to the Named Executive Officer before the “change in control.”

The Change in Control Plan also provides Section 280G gross-up protection for any severance benefits that might be paid upon a termination as a result of a “change in control,” entitling the executive to gross-up payments equal to any excise taxes that would be owed on such severance benefits, including any excise taxes that would be owed on any gross-up payments.

Please read —Compensation Discussion and Analysis—Elements of Executive Compensation—Change in Control Arrangements above for a discussion of amendments to our Change in Control Plan in April 2007.

Retirement. Mr. Furbacher is our only Named Executive Officer who has reached eligibility age for payments upon retirement in addition to the payments described in —Pension Benefits above.

Death or Disability. All of our employees may elect to participate in our disability policy, and any participating employee would be entitled to long-term disability benefits under such disability policy if he or she paid the required premiums. All of our Named Executive Officers have elected to participate in our disability policy. Under such policy, (i) Mr. Williamson would be entitled to $300,000 per year in long-term disability benefits for the duration of his disability or until he reached 65 years of age and (ii) the other Named Executive Officers would be entitled to 60% per year of their respective base salaries in effect at the time they became disabled for the duration of their disability or until they reached 65 years of age.

In the event of death, the medical, dental and vision benefits Dynegy maintained for the deceased Named Executive Officer (other than Mr. Williamson, whose health benefits in the event of death or disability are discussed above under —Bruce A. Williamson Employment Agreement) and his or her family would be maintained for three months after the date of termination, provided that such Named Executive Officer’s heirs continue to pay the required premiums. Health benefits in the event of disability vary depending on the type of disability. The Named Executive Officer’s 401(k) Plan contributions and Retirement Plan benefits would be paid to their estate upon death and would be paid out in accordance with their original terms upon disability.

In addition, each Named Executive Officer’s equity-based awards would vest upon death or disability in accordance with the applicable award agreement.

Potential Payments and Benefits. The following tables describe the estimated potential payments we would be required to make to our Named Executive Officers under the agreements and plans described above upon termination of their employment under various circumstances. The following assumptions and general principles apply with respect to these tables:

•	The amounts shown assume the applicable termination event took place on December 29, 2006, the last business day of the year;

•	The price per share used to calculate the value of the equity-based payments is the closing price of our Class A common stock on December 29, 2006 of $7.24;

•	The amounts shown as “Base Salary” under the “Change in Control” column are the lump sum cash payments described as annual compensation under —Change in Control;

•

In the event of a termination in connection with retirement, death, or disability, performance unit awards would be paid out in accordance with their original schedule and performance criteria. For purposes of the tables, the payout amounts for performance units in connection with such terminations are calculated at the target level, although the actual payout at the end of the applicable three-year performance period could be at the threshold or maximum depending on the achievement of the performance goals;

•	In the event of a termination in connection with a change in control, performance unit awards would be paid out at the target level;

•

In the event of a constructive termination, termination without cause, or a severance-eligible termination, performance unit awards would be paid out at the target level, but the payment would be prorated by multiplying the payment by a fraction, the numerator of which would be the number of calendar days that elapsed between the date of termination and the effective date of the award and the denominator of which would be 1,080;

•

The amounts shown for “Medical, Dental and Vision Benefits” under the “Severance-Eligible Terminations” column assume that the applicable Named Executive Officer continued to participate in our group health care for the maximum period of time permitted for such Named Executive Officer under the Executive Severance Pay Plan; and

•

The amounts shown for “Accidental Death & Dismemberment Insurance Proceeds” under the “Disability” column is the maximum payment available under the applicable accidental death and disability policy. The actual value could be lower depending on the type of disability.

•

The amounts shown for “280G Gross-Up” incorporate items included in such calculations that are not reflected in the tables because they do not discriminate in favor of the Named Executive Officers and are available generally to all employees.

	Voluntary Resignation / For Cause Termination (1)	Constructive Termination / Without Cause Termination	Change in Control(2)	Disability(3)	Death
Bruce A. Williamson
Base Salary	$0	$2,000,000	$7,475,000	$1,000,000	$1,000,000
Short-Term Incentive Bonus	$0	$0	$1,000,000	$0	$0
Accelerated Stock Options	$0	$4,453,905	$4,453,905	$4,453,905	$4,453,905
Accelerated Restricted Stock	$0	$5,759,630	$5,759,630	$5,759,630	$5,759,630
Accelerated Performance Units	$0	$211,111	$800,000	$800,000	$800,000
Incremental Non-Qualified Pension	$0	$24,750	$24,750	$0	$0
Medical, Dental and Vision Benefits	$0	$23,306	$34,959	$11,653	$11,653
Life Insurance Proceeds	$0	$0	$0	$0	$1,000,000
Accidental Death & Dismemberment Insurance Proceeds	$0	$0	$0	$1,000,000	$1,000,000
Out-placement Services	$0	$12,000	$12,000	$0	$0
280G Gross-Up	$0	$7,056,394	$11,114,671	$0	$0
Total	$0	$19,541,096	$30,674,915	$13,025,188	$14,025,188

(1)	Mr. Williamson did not have any vested options as of December 29, 2006.
(2)	As described above under —Bruce A. Williamson Employment Agreement, Mr. Williamson is entitled to receive a lump sum cash payment equal to 2.99 times the greater of (i) the sum of his (A) annual base salary and (B) target annual cash bonus under our incentive plans, for the year in which employment is terminated or (ii) the sum of his (A) average annual base salary and (B) average annual cash bonus under our incentive plans, for the three calendar years immediately prior to the calendar year in which his employment is terminated. The second option was used to calculate “Base Salary” under the “Change in Control” column.
(3)	Mr. Williamson would not receive long-term disability benefits until approximately year four of his continued disability as the disability payments to which he would be entitled under his employment agreement would offset the long-term disability benefits to which he would be entitled under our disability policy until that time.

	Voluntary Resignation / For Cause Termination	Severance- Eligible Terminations(1)	Change in Control	Retirement	Disability	Death
Stephen A. Furbacher
Base Salary	$0	$1,000,000	$2,961,251	$0	$300,000	$0
Short-Term Incentive Bonus	$0	$0	$500,000	$0	$0	$0
Accelerated Stock Options	$716,922	$1,506,704	$1,506,704	$1,506,704	$1,506,704	$1,506,704
Accelerated Restricted Stock	$0	$762,806	$762,806	$762,806	$762,806	$762,806
Accelerated Performance Units	$0	$52,778	$200,000	$200,000	$200,000	$200,000
Incremental Non-Qualified Pension	$0	$0	$0	$0	$0	$0
Medical, Dental and Vision Benefits	$0	$11,653	$11,653	$0	$0	$2,913
Life Insurance Proceeds	$0	$0	$0	$0	$0	$500,000
Accidental Death & Dismemberment Insurance Proceeds	$0	$0	$0	$0	$500,000	$500,000
Out-placement Services	$0	$12,000	$12,000	$0	$0	$0
280G Gross-Up	$0	$1,780,122	$3,276,249	$0	$0	$0
Total	$716,922	$5,126,063	$9,230,663	$2,469,510	$3,269,510	$3,472,423

(1)	As described above under —Severance-Eligible Terminations, our Named Executive Officers (other than Mr. Williamson, whose eligibility for severance payments is described above under —Bruce A. Williamson Employment Agreement) are entitled to payment of severance benefits under our Executive Severance Pay Plan if their employment is terminated due to a reduction in work force, a position elimination, an office closing, or a mutually satisfactory resignation.

	Voluntary Resignation / For Cause Termination	Severance- Eligible Terminations (1)	Change in Control	Disability	Death
Holli C. Nichols
Base Salary	$0	$290,000	$1,450,000	$174,000	$0
Short-Term Incentive Bonus	$0	$0	$290,000	$0	$0
Accelerated Stock Options	$154,395	$500,990	$500,990	$500,990	$500,990
Accelerated Restricted Stock	$0	$292,431	$292,431	$292,431	$292,431
Accelerated Performance Units	$0	$26,389	$100,000	$100,000	$100,000
Incremental Non-Qualified Pension	$0	$0	$0	$0	$0
Medical, Dental and Vision Benefits	$0	$3,812	$3,812	$0	$953
Life Insurance Proceeds	$0	$0	$0	$0	$290,000
Accidental Death & Dismemberment Insurance Proceeds	$0	$0	$0	$290,000	$290,000
Out-placement Services	$0	$12,000	$12,000	$0	$0
280G Gross-Up	$0	$509,268	$58,603	$0	$0
Total	$154,395	$1,634,890	$2,707,836	$1,357,421	$1,474,374

J. Kevin Blodgett
Base Salary	$0	$290,000	$1,450,000	$174,000	$0
Short-Term Incentive Bonus	$0	$0	$290,000	$0	$0
Accelerated Stock Options	$78,479	$431,291	$431,291	$431,291	$431,291
Accelerated Restricted Stock	$0	$279,949	$279,949	$279,949	$279,949
Accelerated Performance Units	$0	$26,389	$100,000	$100,000	$100,000
Incremental Non-Qualified Pension	$0	$0	$0	$0	$0
Medical, Dental and Vision Benefits	$0	$11,653	$11,653	$0	$2,913
Life Insurance Proceeds	$0	$0	$0	$0	$290,000
Accidental Death & Dismemberment Insurance Proceeds	$0	$0	$0	$290,000	$290,000
Out-placement Services	$0	$12,000	$12,000	$0	$0
280G Gross-Up	$0	$464,070	$1,337,959	$0	$0
Total	$78,479	$1,515,352	$3,912,852	$1,275,240	$1,394,153

Lynn A. Lednicky
Base Salary	$0	$290,000	$1,450,000	$174,000	$0
Short-Term Incentive Bonus	$0	$0	$290,000	$0	$0
Accelerated Stock Options	$336,381	$693,046	$693,046	$693,046	$693,046
Accelerated Restricted Stock	$0	$294,089	$294,089	$294,089	$294,089
Accelerated Performance Units	$0	$26,389	$100,000	$100,000	$100,000
Incremental Non-Qualified Pension	$0	$0	$0	$0	$0
Medical, Dental and Vision Benefits	$0	$11,653	$11,653	$0	$2,913
Life Insurance Proceeds	$0	$0	$0	$0	$290,000
Accidental Death & Dismemberment Insurance Proceeds	$0	$0	$0	$290,000	$290,000
Out-placement Services	$0	$12,000	$12,000	$0	$0
280G Gross-Up	$0	$622,953	$1,496,842	$0	$0
Total	$336,381	$1,950,130	$4,347,630	$1,551,135	$1,670,048

(1)	As described above under —Severance-Eligible Terminations, our Named Executive Officers (other than Mr. Williamson, whose eligibility for severance payments is described above under —Bruce A. Williamson Employment Agreement) are entitled to payment of severance benefits under our Executive Severance Pay Plan if their employment is terminated due to a reduction in work force, a position elimination, an office closing, or a mutually satisfactory resignation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our capital stock as of April 18, 2007, except as otherwise noted, by (i) each person who we know, based on filings with the SEC, owns beneficially 5% or more of our Class A common stock or Class B common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table set forth below and (iv) all current directors and executive officers as a group. Share amounts and percentages shown for each individual or group in the table are adjusted to give effect to the exercise of all options exercisable by such individual or group within 60 days of April 18, 2007, regardless of whether such options are currently in the money.

	Number of Shares(1)
	Class A Common Stock	Class B Common Stock	Percent of Class A Common Stock(2)	Percent of Class B Common Stock(2)	Percent of Total Outstanding Common Stock(2)
LS Power Associates, L.P.(3)	—	48,842,270	*	14.4%	5.8%
LS Power Equity Partners, L.P.(3)	—	175,117,329	*	51.5%	20.9%
LS Power Partners, L.P.(3)	—	5,686,822	*	1.7%	*
LS Power Equity Partners PIE I, L.P.(3)	—	106,186,603	*	31.2%	12.7%
LSP Gen Investors, L.P.(3)	—	4,166,976	*	1.2%	*
Chevron Corporation(4)	96,891,014	—	19.5%	*	11.6%
Bruce A. Williamson(5)(12)	2,894,436	—	*	*	*
Stephen A. Furbacher(6)(12)	990,012	—	*	*	*
Holli C. Nichols(7)(12)	300,640	—	*	*	*
J. Kevin Blodgett(8)(12)	247,473	—	*	*	*
Lynn Lednicky(9)(12)	421,545	—	*	*	*
David W. Biegler(10)(12)	54,990	—	*	*	*
Thomas D. Clark, Jr.(10)(12)	55,514	—	*	*	*
Victor E. Grijalva(10)(12)	22,771	—	*	*	*
Patricia A. Hammick(10)(12)	69,990	—	*	*	*
George L. Mazanec(10)(12)	48,464	—	*	*	*
Robert C. Oelkers(10)(12)	61,111	—	*	*	*
William L. Trubeck(10)(12)	54,990	—	*	*	*
Mikhail Segal(11)(12)	—	340,000,000	*	100%	40.6%
Frank Hardenbergh(11)(12)	—	340,000,000	*	100%	40.6%
James Bartlett(11)(12)	—	340,000,000	*	100%	40.6%
Current Executive Officers and Directors as a Group (16 persons)(5) – (12)	5,263,302	340,000,000	1.1%	100%	41.2%

*	Less than 1%.
(1)	Unless otherwise noted, each person or entity listed has sole voting and investment power with respect to the shares reported.
(2)	Based upon 498,113,413 shares of Class A common stock and 340,000,000 shares of Class B common stock outstanding at April 18, 2007.
(3)	All outstanding shares of our Class B common stock are held of record by the LS Entities. The address for all LS Entities is c/o LS Power, 1700 Broadway, New York, NY 10019.
(4)	According to a Form 3 filed on April 10, 2007 with the SEC by Chevron Corporation. The address for Chevron is 6001 Bollinger Canyon Road, Bldg. A4, San Ramon, CA 94583.
(5)	Amount shown includes 1,887,248 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Williamson and 165,461 shares of restricted Class A common stock which vest on April 2, 2010. Amount shown also includes approximately 10,217 shares of Class A common stock held by the Trustee of the Dynegy Inc. 401(k) Savings Plan, or the 401(k) Plan, for the account of Mr. Williamson, based on the market value of units held by Mr. Williamson in the 401(k) Plan’s Dynegy stock fund divided by the closing price of our Class A common stock as of April 2, 2007.
(6)	Amount shown includes 843,597 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Furbacher and 43,434 shares of restricted Class A common stock which vest on April 2, 2010. Amount shown also includes 13,800 shares of Class A common stock held in an IRA for Mr. Furbacher’s benefit, as well as approximately 17,546 shares of Class A common stock held by the Trustee of the 401(k) Plan for the account of Mr. Furbacher, based on the market value of units held by Mr. Furbacher in the 401(k) Plan’s Dynegy stock fund divided by the closing price of our Class A common stock as of April 2, 2007.
(7)	Amount shown includes 223,124 shares of Class A common stock issuable upon the exercise of employee stock options held by Ms. Nichols and 36,195 shares of restricted Class A common stock which vest on April 2, 2010. Amount shown also includes approximately 12,967 shares of Class A common stock held by the Trustee of the 401(k) Plan for the account of Ms. Nichols, based on the market value of units held by Ms. Nichols in the 401(k) Plan’s Dynegy stock fund divided by the closing price of our Class A common stock as of April 2, 2007.
(8)	Amount shown includes 181,090 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Blodgett and 31,024 shares of restricted Class A common stock which vest on April 2, 2010. Amount shown also includes approximately 7,727 shares of Class A common stock held by the Trustee of the 401(k) Plan for the account of Mr. Blodgett, based on the market value of units held by Mr. Blodgett in the 401(k) Plan’s Dynegy stock fund divided by the closing price of our Class A common stock as of April 2, 2007.

(9)	Amount shown includes 355,488 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Lednicky and 28,956 shares of restricted Class A common stock which vest on April 2, 2010. Amount shown also includes approximately 6,257 shares of Class A common stock held by the Trustee of the 401(k) Plan for the account of Mr. Lednicky, based on the market value of units held by Mr. Lednicky in the 401(k) Plan’s Dynegy stock fund divided by the closing price of our Class A common stock as of April 2, 2007.
(10)	Amounts shown include 6,000 shares of Class A common stock issuable upon the exercise of director stock options held by Mr. Oelkers. Amounts shown also include the following number of shares of our Class A common stock payable upon termination of service as a director, at the election of the director, with respect to certain phantom stock units awarded under the Dynegy Deferred Compensation Plan for Certain Directors: 32,464 shares payable to Mr. Mazanec; 42,014 shares payable to Mr. Clark; 44,990 shares payable to Messrs. Biegler and Trubeck and Ms. Hammick; 49,779 shares payable to Mr. Oelkers; and 7,770 shares payable to Mr. Grijalva. The amounts shown do not include certain stock units held by Ms. Hammick through our Deferred Compensation Plan which are payable, upon retirement, exclusively in cash and not in shares of Class A common stock. For Mr. Mazanec, amount shown includes 3,000 shares held in two IRAs for his benefit, 1,000 shares held by the Mazanec Foundation, of which Mr. Mazanec is President and a director, and 1,000 shares held in two family trusts for the benefit of Mr. Mazanec’s grandchildren.
(11)	Messrs. Segal, Hardenbergh, Bartlett and Hochberg may each be deemed to share beneficial ownership of the shares of Class B common stock beneficially owned by the LS Entities. Messrs. Segal, Hardenbergh, Bartlett and Hochberg each disclaim beneficial ownership of all such shares.
(12)	The address for all Dynegy executive officers and directors is Dynegy Inc., Wells Fargo Plaza, 1000 Louisiana Street, 58th Floor, Houston, TX 77002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 31, 2006 as it relates to our equity compensation plans for our Class A common stock, the only class with respect to which we offer equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,916,736	$13.34	13,595,621
Equity compensation plans not approved by security holders (1)	2,444,206	11.23	5,115,888

Total	7,360,942	$12.63	18,711,509

(1)	The plans that were not approved by our security holders are as follows: Extant Plan, Dynegy 2001 Non-Executive Stock Incentive Plan and Dynegy UK Plan. Please read Note 19—Capital Stock—Stock Options beginning on page F-55 of our Original Filing for a brief description of our equity compensation plans, including these plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

The LS Power Merger. On September 14, 2006, Dynegy Illinois entered into a Plan of Merger, Contribution and Sale Agreement, or the Merger Agreement, by and among Dynegy, Falcon Merger Sub Co., an Illinois corporation and our wholly owned subsidiary, or Merger Sub, LSP Gen Investors, LP, LS Power Partners, LP, LS Power Equity Partners PIE I, L.P., LS Power Associates, L.P., and LS Power Equity Partners, L.P., all Delaware limited partnerships or, collectively, the LS Entities. The following transactions, collectively referred to as the LS Power Merger, occurred in connection with the completion of the Merger Agreement:

•	Merger Sub was merged with and into Dynegy Illinois, as a result of which Dynegy Illinois and its wholly owned subsidiary, Dynegy Holdings Inc., became our wholly owned subsidiaries;

•	Each share of the Dynegy Illinois’ Class A common stock and Class B common stock was converted into the right to receive one share of our Class A common stock; and

•

The LS Entities transferred all of the interests owned by them in entities that own 11 power generation projects to Dynegy in exchange for (i) 340 million shares of our Class B common stock, (ii) $100 million in cash and (iii) $275 million in aggregate principal amount of junior unsecured subordinated notes issued by Dynegy (which have been repaid in full).

As part of the LS Power Merger, we adopted our Bylaws, which give the Class B common stock directors certain blocking rights for so long as the outstanding shares of our Class B common stock represent at least 15% of the total combined voting power of our voting securities. Subject to certain thresholds and exceptions, the Class B common stock directors may block certain major transactions proposed at meetings of our Board, including: (i) amending our Certificate of Incorporation or Bylaws, (ii) merging or consolidating, (iii) paying dividends or similar distributions, (iv) entering into new lines of businesses, (v) liquidating or dissolving, (vi) issuing equity securities above a specified amount, (vii) incurring debt above a specified amount, (viii) hiring or terminating the chief executive officer and (ix) entering into any business that would limit the activities of any holder of our Class B common stock or any of its affiliates. To exercise such rights, all Class B common stock directors present at the meeting of the Board at which such major transaction is proposed must vote against such proposal.

In connection with the LS Power Merger, we entered into various related party transactions described below.

Corporate Opportunity Agreement. In connection with the LS Power Merger, on September 14, 2006, we entered into a Corporate Opportunity Agreement with the LS Entities. In general, the Corporate Opportunity Agreement provides that we must inform the LS Entities of opportunities to acquire operating electrical power generating assets. Each affiliate of the LS Entities, as stockholders, officers or directors of Dynegy, will have no duty to refrain from competing with us in any business opportunity in which we also have an interest, but the LS Entities’ access to further information developed by us with respect to any such opportunity will be limited. The rights granted to the LS Entities under the Corporate Opportunity Agreement will be suspended at any time when the outstanding shares of Class B common stock represent less than 15% of our total voting power. Furthermore, the Corporate Opportunity Agreement will terminate when there are no shares of Class B common stock outstanding or upon a change of control of the LS Entities.

Shareholder Agreement. We also entered into a Shareholder Agreement dated as of September 14, 2006 with the LS Entities that, among other things, limits the LS Entities’ ownership of our common stock and restricts the manner in which the LS Entities may transfer their shares of Class B common stock. The LS Entities and their permitted transferees, affiliates and associates, or the LS Control Group, together with Luminus Management LLC and its affiliates, or Luminus, may not acquire any of our equity securities if, after giving effect to such acquisition, they would own more than approximately 40% of the total outstanding shares of our common stock. If the LS Control Group owns less than 30% of the total outstanding shares of our common stock, Luminus may acquire our equity securities if, after such acquisition, Luminus would not own more than 5% of the total outstanding shares of our common stock.

In addition, after the expiration of the earlier of (i) two years from the LS Power Merger, (ii) the date the LS Entities cease to collectively own 15% of our outstanding voting securities and (iii) the occurrence of certain third party offers to acquire more than 25% of Dynegy, such period referred to as the Lock-Up Period, the LS Entities may make an offer to purchase all of the outstanding shares of our common stock. Upon such offer, we may either accept the offer or conduct an auction in which the LS Entities may elect, at their option, whether or not to participate. The LS Entities have the right to top the winning offer at 105% of the offer price in any auction in which they elect not to participate.

The Shareholder Agreement also (i) provides that if the LS Entities or the Class B common stock directors block certain sale transactions with respect to Dynegy more than twice in any 18 month period, the Board can cause an auction for the sale of Dynegy, (ii) prohibits us from issuing Class B common stock to any person other than the LS Entities and (iii) provides the LS Entities with certain preemptive rights to acquire shares of our common stock in proportion to their then-existing ownership of our common stock whenever we issue shares of stock or securities convertible into our common stock.

Generally, until the expiration of the Lock-Up Period, the LS Control Group may not transfer their shares, provided that, (i) beginning 180 days after the LS Power Merger, the LS Control Group may distribute their shares to their permitted transferees; provided that we may block such distribution for up to 60 days per calendar year in connection with a proposed underwritten public offering; (ii) beginning 180 days after the LS Power Merger to the date that is 360 days after the LS Power Merger, 21,250,000 shares of Class B common stock may be transferred in widely dispersed sales, provided that to the extent such number of shares is not transferred during any such 180-day period, any unused amount may be carried forward to the next succeeding 180-day period (but in no event may more than 42,500,000 share of Class B common stock be transferred during any 180-day period), and (iii) after the expiration of the Lock-Up Period, the LS Control Group may freely transfer their shares of Class B common stock to any person so long as such transfer would not result in such person, together with such person’s affiliates and associates, owning more than 15% of shares of our common stock. All shares of Class B common stock transferred to any person that is a member of the LS Control Group will automatically be converted into shares of Class A common stock.

LS Registration Rights Agreement. In connection with the LS Power Merger, we entered into a Registration Rights Agreement dated September 14, 2006, or the LS Registration Rights Agreement, with the LS Entities pursuant to which we agreed to prepare and file with the SEC a “shelf” registration statement covering the resale of shares of Class A common stock issuable upon the conversion of (i) shares of Class B common stock that were issued to the LS Entities in the LS Power Merger and (ii) any shares of Class B common stock that may be transferred by the LS Entities to their respective limited partner investors. We filed this “shelf” registration statement with the SEC on April 5, 2007.

Under the LS Registration Rights Agreement, the LS Entities and their permitted transferees have the right to cause Dynegy to effect up to two underwritten offerings during the first 24 months following the LS Power Merger, provided that no more than one underwritten offering may be consummated during each of the first and second 12-month periods. The LS Entities and their permitted transferees may demand to effect up to two underwritten offerings during each 12-month period following the first 24 months after the LS Power Merger. We may defer the commencement of any underwritten offering demanded by the LS Entities and their permitted transferees for up to 60 days one time in any calendar year.

JV Development Agreement. Dynegy and the LS Entities also entered into two joint ventures involving a “Development Company” and a “Project Holding Company,” each of which is 50%-owned by the respective parties. The primary purpose of the joint ventures is to pursue certain power development projects between Dynegy and certain of the LS Entities. The Project Holding Company owns development projects directly or through subsidiaries, while the Development Company owns no material assets, but will (i) provide development and other operational services to the Project Holding Company and (ii) evaluate opportunities presented by Dynegy and the LS Entities for potential contribution to the Project Holding Company.

Chevron Registration Rights Agreements. In connection with the LS Power Merger, we entered into a Registration Rights Agreement dated September 14, 2006, or the Dynegy-Chevron Registration Rights Agreement, with Chevron U.S.A. Inc., or Chevron, pursuant to which we agreed to prepare and file with the SEC a “shelf” registration statement covering the resale of shares of Class A common stock that Chevron received in exchange for its Dynegy Illinois Class B common stock in the LS Power Merger, referred to as the Dynegy-Chevron Registration Statement. We filed the Dynegy-Chevron Registration Statement with the SEC on April 16, 2007. We agreed to use our commercially reasonable efforts to keep the Dynegy-Chevron Registration Statement effective until all of our common stock registrable thereunder has either been sold or is no longer restricted.

Chevron also has the right to cause us to effect (i) up to two underwritten offerings during the period following the effective time of the LS Power Merger and ending December 31, 2007 and (ii) one underwritten offering per calendar year thereafter. We may defer the commencement of any underwritten offering demanded by Chevron for up to 60 days; provided that we may not exercise such deferral right during the first 90-day period following the closing of the LS Power Merger, nor may such deferral right be exercised more than once per calendar year thereafter. After the end of the first 90-day period following the closing of the LS Power Merger, we have the right once per calendar year to lock-up Chevron for up to 60 days in connection with an underwritten offering of our equity securities or debt convertible into equity securities.

Chevron-LS Entities Lock-Up Agreement. Chevron and the LS Entities also entered into a Lock-Up Agreement. Under the terms of the Lock-Up Agreement, each of the LS Entities agreed to certain transfer restrictions on our common stock for a period of time consistent with the transfer restrictions in the Shareholder Agreement.

In addition, the Lock-Up Agreement provides that if any of the LS Entities or Chevron makes an underwritten offering of our common stock at any time after 180 days from the closing date of the LS Power Merger when a Form S-3 “shelf” registration statement is not available, referred to as the No-Shelf Period, the party to the Lock-Up Agreement not making the underwritten offering will be locked-up for up to 60 days. During the No-Shelf Period, the LS Entities and Chevron also gave each other the right to participate in any underwritten offerings of our common stock made by the other party to the Lock-Up Agreement.

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

Our Board adopted a written policy relating to the approval of transactions with related parties. In general, for purposes of this policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and Dynegy. Our policy requires the Audit and Compliance Committee or, at the Board’s discretion, a majority of directors disinterested from the transaction, to review and approve related party transactions. In reviewing and approving any related party transactions or material amendments to any such transaction, the Audit and Compliance Committee must satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the transaction and must determine that the related party transaction is fair to Dynegy. Generally, transactions between Dynegy and the two joint ventures described above under —Transactions with Related Persons, Promoters and Certain Control Persons—JV Development Agreement are reviewed and approved under our related party policy, with the exception of certain specified transactions involving less than $50 million that are excluded from the policy’s approval procedures. A copy of our related party transaction policy is available on our website at www.dynegy.com.

DIRECTOR INDEPENDENCE

The Board previously determined that each of the following directors who served in 2006 were “independent” as such term is defined in the NYSE Listed Company Standards:

Charles E. Bayless

David W. Biegler

Linda Walker Bynoe

Thomas D. Clark, Jr.

Barry J. Galt

Victor E. Grijalva

Patricia A. Hammick

George L. Mazanec

Robert C. Oelkers

Joe J. Stewart

William L. Trubeck

Item 14.	Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Principal Accounting Fees and Services

The firm of PricewaterhouseCoopers LLP, or PwC, was our independent registered public accountant from 2002 through the review of our unaudited financial statements for the first quarter ending March 31, 2007, which we expect to be complete in May 2007. Our Audit and Compliance Committee has approved the selection of Ernst & Young LLP as the independent registered public accountant to examine our accounts and the accounts of our consolidated subsidiaries for the year ending December 31, 2007 commencing with the review of our unaudited financial statements for the second quarter ending June 30, 2007. Set forth below is a summary of the fees we paid PwC for professional services rendered for the years ended December 31, 2006 and 2005.

Audit Fees. As of April 6, 2007, audit fees billed by PwC for professional services provided in the years ended December 31, 2006 and 2005 approximated $4.4 million and $6.3 million, respectively. Of the $4.4 million billed for 2006, approximately $3.8 million relates to the integrated audit of our 2006 consolidated financial statements and the audit of the 2006 consolidated financial statements of Dynegy Holdings Inc., or DHI, our wholly owned subsidiary and an SEC filer, approximately $0.5 million relates to the audit of our 2005 consolidated financial statements and the 2005 consolidated financial statements of DHI, and $0.1 million relates to statutory audits of various of our consolidated subsidiaries.

Of the $6.3 million billed for 2005, approximately $4.8 million relates to the integrated audit of our 2005 consolidated financial statements and the audit of the 2005 consolidated financial statements of DHI, approximately $0.7 million relates to statutory audits of various of our consolidated subsidiaries, and approximately $0.2 million relates to the audit of our 2004 consolidated financial statements and the 2004 consolidated financial statements of DHI. In addition, $0.4 million relates to audit fees associated with our sale of our midstream natural gas business, which were reimbursed to us by the buyer, Targa Resources.

Audit-Related Fees. There were no audit-related fees billed by PwC for professional services provided in the years ended December 31, 2006 and 2005.

Tax Fees. As of April 6, 2007, tax fees billed by PwC for professional services provided in the years ended December 31, 2006 and 2005 approximated $0 and $2,200, respectively, related to state tax compliance work.

All Other Fees. As of April 6, 2007, all other fees billed by PwC for professional services provided in the years ended December 31, 2006 and 2005 approximated $31,000 and $5,000, respectively, related to software and reference materials.

Audit and Compliance Committee Pre-Approval Policy

The Audit and Compliance Committee is responsible for appointing, setting compensation for and overseeing the work of our independent registered public accountants. The Audit and Compliance Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services to be provided by our independent registered public accountants in order to assure that the provision of such services does not impair the auditors’ independence. The policy, as amended, provides for the general pre-approval of specific types of services, gives detailed guidance to management as to the specific audit, audit-related and tax services that are eligible for general pre-approval and provides specific cost limits for each such service on an annual basis. The policy requires specific pre-approval of the annual audit engagement, most statutory or subsidiary audits and all permissible non-audit services for which no general pre-approval exists. For both audit and non-audit pre-approvals, the Audit and Compliance Committee considers whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.

The policy delegates to the chairman of the Audit and Compliance Committee the authority to grant certain specific pre-approvals within the specified limits approved by the Audit and Compliance Committee; provided, however, that between regularly scheduled meetings the chairman may grant pre-approval with respect to extensions of or changes to services that have previously been pre-approved by the Audit and Compliance Committee in amounts up to $50,000. The chairman is required to report the granting of any pre-approvals to the Audit and

Compliance Committee at its next regularly scheduled meeting. The policy prohibits the Audit and Compliance Committee from delegating to management such Committee’s responsibility to pre-approve services performed by the independent registered public accountants. In fact, if making the determination as to whether a particular service is of the type generally pre-approved by the Audit and Compliance Committee requires our management to exercise any independent judgment or discretion, such service may not be provided by the independent registered public accountants unless such service is authorized by the chairman or specifically pre-approved by such Committee. When Dynegy engages the independent auditor to perform services based on a general pre-approval, our CFO or, in his or her absence, our Controller is required to, as soon thereafter as reasonably practicable, notify the chairman of such engagement and provide a detailed description of the type and scope of services, proposed staffing, a budget of the proposed fees for such services and a general timetable for the performance of such services.

Requests for pre-approval of services must be detailed as to the particular services proposed to be provided and are to be submitted by our CFO or, in his or her absence, our Controller. Generally, each such request must include a joint statement to the effect that neither the submitting officer nor the independent registered public accountants believe the proposed engagement would impair the auditors’ independence. In addition, each such request generally must include a detailed description of the type and scope of services, proposed staffing, a budget of the proposed fees for such services and a general timetable for the performance of such services.

All of the fees and services described above under “audit fees,” “audit-related fees,” “tax fees” and all other fees” were approved under the Audit and Compliance Committee’s pre-approval policy and pursuant to Section 202 of the Sarbanes-Oxley Act of 2002. None of the services described above were provided to us pursuant to the de minimus exception provided for in applicable SEC rules and regulations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents, which we have filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this Amendment No.1:

(1)	Financial Statements—Our consolidated financial statements are incorporated by reference to Item 8 of the Original Filing.

(2)	Financial Statement Schedules—Financial Statement Schedules are incorporated by reference to Item 8 of the Original Filing.

(3)	Exhibits—The following instruments and documents are included as exhibits to this Amendment No.1. All management contracts or compensation plans or arrangements set forth in such list are marked with a ††.

Exhibit Number	Description
2.1	Purchase Agreement, dated February 2, 2004, among Dynegy Inc., Illinova Corporation, Illinova Generating Company and Ameren Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 4, 2004, File No. 1-15659).

2.2	Plan of Merger, Contribution and Sale Agreement, dated September 14, 2006 by and among Dynegy Inc., LSP Gen Investors, LP, LS Power Partners, LP, LS Power Equity Partners PIE I, L.P., LS Power Equity Partners, L.P., LS Power Associates, L.P., Falcon Merger Sub Co. and Dynegy Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

2.3	Limited Liability Company Membership Interests and Stock Purchase Agreement, dated as of September 14, 2006, among LS Power Associates, L.P., LS Power Equity Partners, L.P., LS Power Equity Partners PIE I, L.P., LS Power Partners, L.P. and Kendall Power LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

3.1	Amended and Restated Articles of Incorporation of Dynegy Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006 of Dynegy Inc., File No. 1-15659).

3.2	Statement of Resolution Establishing Series of Series C Convertible Preferred Stock of Dynegy Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

3.3	Amended and Restated Bylaws of Dynegy Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Dynegy Inc. filed on November 21, 2005, File No. 1-15659).

3.4	Amendment No. 1, effective as of May 19, 2006, to the Amended and Restated Bylaws of Dynegy Inc., dated as of November 16, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Dynegy Inc. filed on May 22, 2006, File No. 1-15659).

4.1	Indenture, dated as of December 11, 1995, by and among NGC Corporation, the Subsidiary Guarantors named therein and the First National Bank of Chicago, as Trustee (incorporated by reference to exhibits to the Registration Statement on Form S-3 of NGC Corporation, Registration No. 33-97368).

4.2	First Supplemental Indenture, dated as of August 31, 1996, by and among NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996 of NGC Corporation, File No. 1-11156).

4.3	Second Supplemental Indenture, dated as of October 11, 1996, by and among NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996 of NGC Corporation, File No. 1-11156).

4.4	Fourth Supplemental Indenture among NGC Corporation, Destec Energy, Inc. and The First National Bank of Chicago, as Trustee, dated as of June 30, 1997, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997 of NGC Corporation, File No. 1-11156).

4.5	Fifth Supplemental Indenture among NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of September 30, 1997, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 of NGC Corporation, File No. 1-11156).

4.6	Sixth Supplemental Indenture among NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of January 5, 1998, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 of NGC Corporation, File No. 1-11156).

4.7	Seventh Supplemental Indenture among NGC Corporation, the Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of February 20, 1998, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 of NGC Corporation, File No. 1-11156).

4.8	Eighth Supplemental Indenture, dated July 25, 2003, that certain Indenture, dated as of December 11, 1995, between Dynegy Holdings Inc. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. filed on July 28, 2003, File No. 1-15659).

4.9	Subordinated Debenture Indenture between NGC Corporation and The First National Bank of Chicago, as Debenture Trustee, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

4.10	Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

4.11	Series A Capital Securities Guarantee Agreement executed by NGC Corporation and The First National Bank of Chicago, as Guarantee Trustee, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

4.12	Common Securities Guarantee Agreement of NGC Corporation, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

4.13	Registration Rights Agreement, dated as of May 28, 1997, among NGC Corporation, NGC Corporation Capital Trust I, Lehman Brothers, Salomon Brothers Inc. and Smith Barney Inc. (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

4.14	Indenture, dated as of September 26, 1996, restated as of March 23, 1998, and amended and restated as of March 14, 2001, between Dynegy Holdings Inc. and Bank One Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000 of Dynegy Holdings Inc., File No. 0-29311).

4.15	First Supplemental Indenture, dated July 25, 2003 to that certain Indenture, dated as of September 26, 1996, between Dynegy Holdings Inc. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. filed on July 28, 2003, File No. 1-15659).

4.16	Second Supplemental Indenture, dated as of April 12, 2006, to that certain Indenture, originally dated as of September 26, 1996, as amended and restated as of March 23, 1998 and again as of March 14, 2001, by and between Dynegy Holdings Inc. and Wilmington Trust Company (as successor to JPMorgan Chase Bank, N.A.), as trustee, as supplemented by that certain First Supplemental Indenture, dated as of July 25, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. filed on April 12, 2006, File No. 1-15659).

4.17	Registration Rights Agreement, dated as of April 12, 2006, by and among Dynegy Holdings Inc. and the several initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Dynegy Inc. filed on April 12, 2006, File No. 1-15659).

4.18	Exchange and Registration Rights Agreement (Preferred Stock), dated August 11, 2003 between Dynegy Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

4.19	Amended and Restated Registration Rights Agreement (Common Stock), dated August 11, 2003 between Dynegy Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

4.20	Amended and Restated Shareholder Agreement, dated August 11, 2003 between Dynegy Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

4.21	Second Amended and Restated Shareholder Agreement, dated as of May 26, 2006, by and between Dynegy Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. filed on June 1, 2006, File No. 1-15659).

4.22	Indenture, dated as of August 11, 2003, among Dynegy Holdings Inc., the guarantors named therein, Wilmington Trust Company, as trustee, and Wells Fargo Bank Minnesota, N.A., as collateral trustee, including the form of promissory note for each series of notes issuable pursuant to the Indenture (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

4.23	Supplemental Indenture, dated August 24, 2005, between Dynegy Midstream Holdings, Inc., Dynegy Storage Technology and Services, Inc., Dynegy Gas Transportation, Inc., Dynegy Holdings Inc., the guarantors named therein, and Wilmington Trust Company, as trustee and Wells Fargo Bank, N.A., as collateral trustee (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K of Dynegy Holdings Inc. filed on March 29, 2006, File No. 000-29311).

4.24	Second Supplemental Indenture, dated as of March 28, 2006, by and among Dynegy Holdings Inc., the guarantors party thereto, Wilmington Trust Company, as trustee, and Wells Fargo Bank, N.A., as collateral trustee, supplementing the Indenture, dated as of August 11, 2003 (as supplemented by the Supplemental Indenture, dated as of August 24, 2005), pursuant to which the Second Priority Senior Secured Floating Rate Notes due 2008, 9.875% Second Priority Senior Secured Notes due 2010 and 10.125% Second Priority Senior Secured Notes due 2013 of Dynegy Holdings Inc. were issued (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2006, File No. 1-15659).

4.25	Indenture, dated August 11, 2003, between Dynegy Inc., Dynegy Holdings Inc. and Wilmington Trust Company, as trustee, including the form of debenture issuable pursuant to the Indenture (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

4.26	Supplemental Indenture, dated as of May 16, 2006, by and among Dynegy Inc., Dynegy Holdings Inc., and Wilmington Trust Company, as trustee, supplementing the Indenture, dated as of August 11, 2003, pursuant to which the 4.75% Convertible Subordinated Debentures due 2023 of Dynegy Inc. were issued (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. filed on May 16, 2006, File No. 1-15659).

4.27	Registration Rights Agreement, dated August 11, 2003, among Dynegy Inc., Dynegy Holdings Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

4.28	Registration Rights Agreement, dated as of March 29, 2006, by and among Dynegy Holdings Inc. and the several initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Dynegy Inc. filed on April 12, 2006, File No. 1-15659).

4.29	Registration Rights Agreement, effective as of July 21, 2006, by and among Dynegy Holdings Inc. RCP Debt, LLC and RCMF Debt, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. filed on July 24, 2006, File No. 1-15659).

4.30	Trust Indenture, dated as of January 1, 1993, among Sithe/Independence Funding Corporation, Sithe/Independence Power Partners, L.P. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.22 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc, File No. 1-15659).

4.31	First Supplemental Indenture, dated as of January 1, 1993, to the Trust Indenture dated as of January 1, 1993, among Sithe/Independence Funding Corporation, Sithe/Independence Power Partners, L.P. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.23 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc, File No. 1-15659).

4.32	Second Supplemental Indenture, dated as of October 23, 2001, to the Trust Indenture dated as of January 1, 1993, among Sithe/Independence Funding Corporation, Sithe/Independence Power Partners, L.P. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.24 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc, File No. 1-15659).

4.33	Global Note representing the 8.50% Secured Bonds due 2007 of Sithe/Independence Power Partners, L.P. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2005 of Dynegy Inc., File No. 1-15659).

4.34	Global Note representing the 9.00% Secured Bonds due 2013 of Sithe/Independence Power Partners, L.P. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2005 of Dynegy Inc., File No. 1-15659).

4.35	Registration Rights Agreement, effective as of July 21, 2006, by and among Dynegy Holdings Inc., RCP Debt, LLC and RCMF Debt, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. filed on July 24, 2006, File No. 1-15659).

4.36	Shareholder Agreement, dated as of September 14, 2006, among Dynegy Acquisition, Inc. and LS Power Partners, L.P., LS Power Associates, L.P., LS Power Equity Partners, L.P., LS Power Equity Partners PIE I, L.P. and LSP Gen Investors, L.P. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

4.37	Registration Rights Agreement, dated as of September 14, 2006, among Dynegy Acquisition, Inc., LS Power Partners, L.P., LS Power Associates, L.P., LS Power Equity Partners, L.P., LS Power Equity Partners PIE I, L.P. and LSP Gen Investors, L.P. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

4.38	Registration Rights Agreement, dated as of September 14, 2006, among Dynegy Acquisition, Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

4.39	Registration Rights Agreement, dated as of September 14, 2006, among Dynegy Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

4.40	Lock-Up Agreement, dated as of September 14, 2006, by and among LSP Gen Investors, LP, LS Power Partners, LP, LS Power Associates, L.P., LS Power Equity Partners PIE I, LP, LS Power Equity Partners, L.P. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

There have not been filed or incorporated as exhibits to this Amendment No.1, other debt instruments defining the rights of holders of our long-term debt, none of which relates to authorized indebtedness that exceeds 10% of our consolidated assets. We hereby agree to furnish a copy of any such instrument not previously filed to the SEC upon request.

10.1	Dynegy Inc. 1998 U.K. Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-11156). ††

10.2	Dynegy Inc. Amended and Restated Employee Equity Option Plan (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-11156). ††

10.3	Dynegy Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File No. 1-11156). ††

10.4	Dynegy Inc. 2000 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File No. 1-11156). ††

10.5	Amendment to the Dynegy Inc. 2000 Long Term Incentive Plan effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659).††

10.6	Dynegy Inc. 2001 Non-Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080). ††

10.7	Dynegy Inc. 2002 Long Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of Dynegy Inc., File No. 1-15659, filed with the SEC on April 9, 2002). ††

10.8	Amendment to the Dynegy Inc. 2002 Long Term Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659).††

10.9	Extant, Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-47422). ††

10.10	Employment Agreement, dated October 18, 2002, between Bruce A. Williamson and Dynegy Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 of Dynegy Inc., File No. 1-15659). ††

10.11	First Amendment to October 18, 2002 Employment Agreement, dated August 17, 2005, between Bruce A. Williamson and Dynegy Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 of Dynegy Inc., File No. 1-15659). ††

10.12	Second Amendment to October 18, 2002 Employment Agreement, dated September 15, 2005, between Bruce A. Williamson and Dynegy Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659). ††

10.13	Third Amendment to October 18, 2002 Employment Agreement, dated as of March 16, 2006, between Dynegy Inc. and Bruce A. Williamson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659). ††

10.14	Agreement Concerning Employment Agreement and Stock Options, dated as of March 16, 2006, between Dynegy Inc. and Bruce A. Williamson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659). ††

10.15	Non-Qualified Stock Option Award Agreement, dated as of March 16, 2006, between Dynegy Inc., all of its subsidiaries and Bruce A. Williamson (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659). ††

10.16	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659). ††

10.17	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659).††

10.18	Form of Restricted Stock Award Agreement (Managing Directors and Above) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659).††

10.19	Form of Restricted Stock Award Agreement (Directors and Below) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659). ††

10.20	Severance Agreement and Release, dated December 31, 2005, between Dynegy Inc. and Carol F. Graebner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on January 6, 2006, File No. 1-15659). ††

10.21	Severance Agreement and Release, dated December 31, 2005, between Dynegy Inc. and R. Blake Young (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on January 6, 2006, File No. 1-15659).††

10.22	Dynegy Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 383-76570). ††

10.23	First Amendment to the Dynegy Inc. 401(k) Savings Plan, effective February 11, 2002 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.24	Second Amendment to the Dynegy Inc. 401(k) Savings Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.25	Third Amendment to the Dynegy Inc. 401(k) Savings Plan, effective October 1, 2003 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.26	Amendment to the Dynegy Inc. 401(k) Savings Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.27	Dynegy Inc. 401(k) Savings Plan Trust Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76570). ††

10.28	Dynegy Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080). ††

10.29	Dynegy Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080). ††

10.30	Dynegy Inc. Short-Term Executive Stock Purchase Loan Program (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 of Dynegy Inc., File No. 1-15659). ††

10.31	Dynegy Inc. Deferred Compensation Plan for Certain Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659). ††

10.32	First Amendment to the Dynegy Inc. Deferred Compensation Plan for Certain Directors, dated September 15, 2005 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659). ††

10.33	Second Amendment to the Dynegy Inc. Deferred Compensation Plan for Certain Directors, dated December 16, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on December 22, 2005, File No. 1-15659). ††

10.34	Dynegy Inc. Executive Severance Pay Plan, as amended and restated effective as of February 1, 2005 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659). ††

10.35	First Amendment to the Dynegy Inc. Executive Severance Pay Plan, dated September 15, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659). ††

10.36	Second Amendment to the Dynegy Inc. Executive Severance Pay Plan, dated October 31, 2005 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659). ††

10.37	Second Supplement to the Dynegy Inc. Executive Severance Pay Plan, dated November 20, 2003 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659). ††

10.38	First Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan, dated June 22, 2005 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659). ††

10.39	Second Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan, dated September 15, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2005, File No. 1-15659). ††

10.40	Third Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan, dated October 31, 2005 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659). ††

10.41	Dynegy Inc. Mid-Term Incentive Performance Award Program (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.42	Termination of the Dynegy Inc. Mid-Term Incentive Performance Award Program, effective January 1, 2006 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 of Dynegy Inc., File No. 1-15659). ††

10.43	Dynegy Inc. Incentive Compensation Plan, as amended and restated effective January 1, 2006 (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 of Dynegy Inc. File No. 1-15659).††

10.44	Dynegy Northeast Generation, Inc. Savings Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-111985). ††

10.45	Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.46	Dynegy Inc. Severance Pay Plan, as amended and restated effective February 1, 2005 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659). ††

10.47	First Amendment to the Dynegy Inc. Severance Pay Plan, dated October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659). ††

10.48	Second Amendment to the Dynegy Inc. Severance Pay Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 of Dynegy Inc. File No. 1-15659).††

10.49	First Supplemental Plan to the Dynegy Inc. Severance Pay Plan, dated June 22, 2005 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. filed on June 28, 2005, File No. 1-15659). ††

10.50	First Amendment to the First Supplemental Plan to the Dynegy Inc. Severance Pay Plan, dated October 31, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on November 4, 2005, File No. 1-15659). ††

10.51	Fourth Amended and Restated Credit Agreement, dated as of April 19, 2006, among Dynegy Holdings Inc., as borrower, Dynegy Inc., as parent guarantor, the other guarantors party thereto, the lenders party thereto and various other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on April 20, 2006, File No. 1-15659).

10.52	Amendment No. 1, dated as of May 26, 2006, to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2006, among Dynegy Holdings Inc., as borrower, Dynegy Inc., as parent guarantor, the other guarantors party thereto, the lenders party thereto and the various other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on June 1, 2006, File No. 1-15659).

10.53	Amendment No. 2, dated as of July 11, 2006, to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2006, among Dynegy Holdings Inc., as borrower, Dynegy Inc., as parent guarantor, the other guarantors party thereto, the lenders party thereto and the various other parties thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006 of Dynegy Inc., File No. 1-15659).

10.54	Shared Security Agreement, dated April 1, 2003, among Dynegy Holdings, Inc., various grantors named therein, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the Year Ended December 31, 2002 of Dynegy Inc., File No. 1-15659).

10.55	Non-Shared Security Agreement, dated April 1, 2003, among Dynegy Inc., various grantors named therein and Bank One, N.A. as collateral agent (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the Year Ended December 31, 2002 of Dynegy Inc., File No. 1-15659).

10.56	Collateral Trust and Intercreditor Agreement, dated as of April 1, 2003, among Dynegy Holdings Inc., various grantors named therein, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the Year Ended December 31, 2002 of Dynegy Inc., File No. 1-15659).

10.57	Amendment No. 1 to Collateral Trust and Intercreditor Agreement, dated as of May 28, 2004, among Dynegy Holdings Inc., various grantors named therein, JPMorgan Chase Bank, as collateral agent, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2004 of Dynegy Inc., File No. 1-15659).

10.58	Intercreditor Agreement, dated August 11, 2003, among Dynegy Holdings Inc., various grantors named therein, Wilmington Trust Company, as corporate trustee, John M. Beeson, Jr., as individual trustee, Bank One, NA, as collateral agent, and Wells Fargo Bank Minnesota, N.A., as collateral trustee (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.59	Second Lien Shared Security Agreement, dated August 11, 2003, among Dynegy Holdings Inc., various grantors named therein and Wells Fargo Bank Minnesota, N.A., as collateral trustee (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.60	Second Lien Shared Security Agreement Supplement, dated as of August 24, 2005, by Dynegy Midstream Holdings, Inc., Dynegy Storage Technology and Services, Inc. and Dynegy Gas Transportation, Inc. in favor of Wells Fargo Bank, N.A., as collateral trustee (supplementing the Second Lien Shared Security Agreement dated August 11, 2003 among Dynegy Holdings Inc., Dynegy Inc., as a grantor, the other grantors named therein and Wells Fargo Bank Minnesota, N.A., as collateral trustee) (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 of Dynegy Inc., File No. 1-15659).

10.61	Second Lien Non-Shared Security Agreement, dated August 11, 2003, among Dynegy Inc., various grantors named therein and Wells Fargo Bank Minnesota, N.A., as collateral trustee (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.62	Purchase Agreement, dated August 1, 2003, among Dynegy Inc., Dynegy Holdings Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.63	Purchase Agreement, dated August 1, 2003, among Dynegy Holdings Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.64	Purchase Agreement, dated September 30, 2003, among Dynegy Holdings Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. filed on October 15, 2003, File No. 1-15659).

10.65	Purchase Agreement, dated as of March 29, 2006, for the sale of $750,000,000 aggregate principal amount of the 8.375% Senior Unsecured Notes due 2016 of Dynegy Holdings Inc. among Dynegy Holdings Inc. and the several initial purchasers named therein (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 of Dynegy Inc., File No. 1-15659).

10.66	Escrow Agreement, dated as of September 30, 2004, among Illinova Corporation, Ameren Corporation and JPMorgan Chase Bank, as escrow agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2004 of Dynegy Inc., File No. 1-15659).

10.67	Stock Purchase Agreement, dated as of November 1, 2004, among Dynegy New York Holdings Inc., Exelon SHC, Inc., Exelon New England Power Marketing, L.P. and ExRes SHC, Inc. (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc. File No. 1-15659)

10.68	Amendment to Stock Purchase Agreement (Special Payroll Payment), dated as of January 28, 2005, among Dynegy New York Holdings Inc., Exelon SHC, Inc., Exelon New England Power Marketing, L.P. and ExRes SHC, Inc. (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc. File No. 1-15659)

10.69	Amendment to Stock Purchase Agreement, dated as of January 31, 2005, among Dynegy New York Holdings Inc., Exelon SHC, Inc., Exelon New England Power Marketing, L.P. and ExRes SHC, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc, File No. 1-15659).

10.70	Amendment to Stock Purchase Agreement (Luz Sale), dated as of January 31, 2005, among Dynegy New York Holdings Inc., Exelon SHC, Inc., Exelon New England Power Marketing, L.P. and ExRes SHC, Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc, File No. 1-15659).

10.71	Tenth Amendment to Amended and Restated Base Gas Sales Agreement, dated as of June 29, 2001, by and between Enron North America Corp. and Sithe/Independence Power Partners, L.P. (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc. File No. 1-15659).

10.72	Assignment and Assumption Agreement, dated as of November 17, 2004, between Dynegy Power Marketing, Inc. and Constellation Energy Commodities Group, Inc. (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 of Dynegy Inc., File No. 1-15659).

10.73	Partnership Interest Purchase Agreement, dated as of August 2, 2005, among Dynegy Inc. Dynegy Holdings Inc., Dynegy Midstream Holdings, Inc., and Dynegy Midstream G.P., Inc. as Sellers and Targa Resources, Inc., Targa Resources Partners OLP LP, and Targa Midstream GP, LLC as Buyers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2005 of Dynegy Inc., File No. 1-15659).

10.74	Steam and Electric Power Sales Agreement, dated as of September 6, 2005, between Cogen Lyondell, Inc. and Lyondell Chemical Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2005 of Dynegy Inc., File No. 1-15659).

10.75	Services Agreement for CLI Facility, dated as of September 6, 2005, between Cogen Lyondell, Inc. and Lyondell Chemical Company (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2005 of Dynegy Inc., File No. 1-15659).

10.76	Amended and Restated Lease and Easement Agreement, dated as of September 6, 2005, between Cogen Lyondell, Inc. and Lyondell Chemical Company (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2005 of Dynegy Inc., File No. 1-15659).

10.77	Guaranty Agreement, dated as of September 6, 2005, by Dynegy Holdings Inc. on behalf of Cogen Lyondell, Inc. in favor of Lyondell Chemical Company (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2005 of Dynegy Inc., File No. 1-15659).

10.78	Termination Agreement and Release, dated as of December 23, 2005, between Quachita Power, LLC and Dynegy Power Marketing, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on December 28, 2005, File No. 1-15659).

10.79	Purchase Agreement (Rocky Road Power), dated December 27, 2005, between NRG Rocky Road LLC, NRG Energy, Inc., Termo Santander Holding, L.L.C. and Dynegy Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on December 28, 2005, File No. 1-15659).

10.80	Purchase Agreement (West Coast Power), dated December 27, 2005, between NRG West Coast LLC, NRG Energy, Inc., DPC II Inc. and Dynegy Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on December 28, 2005, File No. 1-15659).

10.81	Stipulation of Settlement, dated May 2, 2005, (Shareholder Class Action Litigation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2005 of Dynegy Inc., File No. 1-15659).

10.82	Stipulation of Settlement, dated April 29, 2005, (Shareholder Derivative Litigation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2005 of Dynegy Inc., File No. 1-15659).

10.83	Baldwin Consent Decree, approved May 27, 2005 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. filed on May 31, 2005, File No. 1-15659).

10.84	Director Compensation Summary (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. filed on May 24, 2005, File No. 1-15659). ††

10.85	Purchase Agreement, dated as of May 21, 2006, by and between Dynegy Inc. and Rockingham Power, L.L.C., as sellers, and Duke Power Company LLC d/b/a Duke Energy Carolinas, LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on May 25, 2006, File No. 1-15659).

10.86	Preferred Stock Redemption Agreement, dated as of May 22, 2006, by and between Dynegy Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on May 25, 2006, File No. 1-15659).

10.87	Exchange Agreement, dated as of July 21, 2006, by and among Dynegy Holdings Inc., RCP Debt, LLC and RCMF Debt, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on July 24, 2006, File No. 1-15659).

10.88	Voting Agreement, dated as of September 14, 2006, by and among LSP Gen Investors, LP, LS Power Partners LP, LS Power Associates, L.P., LS Power Equity Partners PIE I, LP, LS Power Equity Partners, L.P. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

10.89	Voting Agreement, dated as of September 14, 2006, by and among LS Power Associates, L.P., LSP Gen Investors, LP, LS Power Equity Partners PIE I, LP, LS Power Equity Partners, L.P., LS Power Partners, LP and Bruce A. Williamson, Stephen A. Furbacher, Holli C. Nichols, Lynn A. Lednicky and J. Kevin Blodgett (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

10.90	Corporate Opportunity Agreement, dated as of September 14, 2006, between Dynegy Acquisition, Inc. and LS Power Development, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on September 19, 2006, File No. 1-15659).

10.91	BGS-FP Supplier Forward Contract dated September 20, 2006 (Term through May 31, 2008) by and between Dynegy Power Marketing, Inc., Central Illinois Light Company d/b/a AmerenCILCO, Central Illinois Public Service Company d/b/a AmerenCIPS and Illinois Power Company d/b/a AmerenIP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on September 25, 2006, File No. 1-15659).

10.92	BGS-FP Supplier Forward Contract dated September 20, 2006 (Term through May 31, 2009) by and between Dynegy Power Marketing, Inc., Central Illinois Light Company d/b/a AmerenCILCO, Central Illinois Public Service Company d/b/a AmerenCIPS and Illinois Power Company d/b/a AmerenIP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on September 25, 2006, File No. 1-15659).

10.93	Asset Purchase Agreement, dated January 31, 2007, by and between Dynegy Holdings Inc., Calcasieu Power, LLC and Entergy Gulf States, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 2, 2007, File No. 1-15659).

14.1	Dynegy Inc. Code of Ethics for Senior Financial Professionals (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1- 15659).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of PricewaterhouseCoopers LLP.

*23.2	Consent of PricewaterhouseCoopers LLP (West Coast Power LLC).

*24.1	Powers of Attorney of Directors and Officers of the registrant (included on the Original Filing Signature Page).

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith.
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, the thereunto duly authorized.

DYNEGY ILLINOIS INC.

Date: April 30, 2007	By:	/S/ BRUCE A. WILLIAMSON
Bruce A. Williamson
Chief Executive Officer